Form 10KSB
period 2000-12-31
LASERLOCK TECHNOLOGIES INC
filed 2001-04-11
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-31927
                          LASERLOCK TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in Its charter)

           NEVADA                                   23-3023677
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)

                      837 Lindy Lane, Bala Cynwyd, PA 19004
          ------------------------------------------------------------
               (Address of Principal Executive offices)     (Zip Code)


Registrant's telephone number, with area code:  (610) 909 - 1000

         Securities registered pursuant to.Section 12(b) of the Act:
                                      None

         Securities registered pursuant to.Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

         Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. $- -

Aggregate market value of the voting stock held by non-affiliates of registrant:
  1,158,560 as of December 31, 2000

Number of shares outstanding as of December 31, 2000: 13,289,999.

     Documents incorporated by reference: Exhibits contained in the Company's Form 10-SB submitted on November 14, 2000 and Amendments thereto.

Part I.
Item 1   DESCRIPTION OF BUSINESS


ORGANIZATION  AND  CHARTER



     LaserLock Technologies, Inc., (the "Company" or "LaserLock") was formed under the laws of Nevada on November 10, 1999. The Company was formed in order to to develop technologies which will both allow for easy product and document authentication, and to prevent product and document counterfeiting. The initial amount of authorized capital was $50,000. This consisted of 40,000,000 shares of Common Stock authorized, $0.001 par value, and 10,000,000 shares of Preferred Stock authorized, $0.001 par value. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 1.

     LaserLock Technologies, Inc., filed a Form 15(c)211 with the National Association of Securities Dealers (NASD) to allow its Common Stock to trade on the OTC Pink Sheets. The Company's Common Stock began trading on the OTC Pink Sheets in December of 2000, under the trading symbol "LLTI."

     The Company is voluntarily filing a Form 10-SB with the Securities and Exchange Commission. LaserLock is filing a Form 10-SB so that, once it is fully reporting under The Securities Exchange Act of 1934 and any comments by the United States Securities and Exchange Commission on a Form 10-SB have been satisfied, LaserLock will be able to apply to trade on the OTC Bulletin Board. As a fully reporting company under The Securities Exchange Act of 1934, the Company will be required to file quarterly and annual and certain event triggered reports with the Securities and Exchange Commission. These reporting requirements add to the expense and timeliness of certain business transactions which the Company may endeavor to undertake in the future -- such as a merger or any other material business undertaking.

     The public may read and copy this document, and any other materials the Company files with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available on the
operation  of  the  Public   Reference   Room  by  calling  the   Commission  at
1-800-SEC-0330. Additionally, the Commission maintains an internet site (http://www.sec.gov) that contains all reports, proxy and information statements, and other information regarding companies which file electronically. LaserLock currently has no internet web site.

BUSINESS OF THE COMPANY

Background


     LaserLock Technologies, Inc. was organized to utilize a technology developed by its founder, Norman A. Gardner, which allows for non-intrusive document and product authentication that can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. The Company's technology involves the utilization of an ink activating system which is completely compatible with currently used printing systems (it is a part of the ink and can be used in offset, flexographic, silkscreen, gravure, and laser ink systems) and based upon Mr. Gardner's experience, the Company believes it can be incorporated into existing manufacturing processes.

     The Company intends to be involved in the business of product and document authentication and security. It plans to develop and market its technology in a variety of applications. The Company's technology is a proprietary technology which is invisible until viewed under the light of a special activator which activates the ink momentarily for the purpose of identifying counterfeit or diverted products. Potential applications for the Company's technology are the use of the ink in a different types of products - e.g. tobacco, perfume, compact disks, pharmeceuticals, event and transportation tickets, drivers licenses, insurance cards, etc. Sales are intended to be made either through licensees or directly to end-users.


Anti-Counterfeiting and Anti-Diversion Technologies and Products


     Recent developments in copying and printing technologies have made it even easier to counterfeit a wide variety of documents. Currency, lottery tickets, gift certificates, event and transportation tickets, casino fraud, travelers' checks and the like are all susceptible to counterfeiting, and the Company believes that losses from such counterfeiting have increased substantially with improvements in technology ("Latest Use for One's DNA - Thwarting Counterfeiters", San Francisco Chronicle, page C1, September 11, 2000). Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.


     The Company's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly in specific areas of a document which can then be activated or revealed by use of an inexpensive laser light when authentication is required. This is intended to be substantially different than pen systems currently in the marketplace because it will not result in a permanent mark on the merchandise which generally leads to the disposal of the merchandise or its sale as a "second" rather than best quality goods.

     Other possible variations of the Company's technology involve multiple color responses from a common laser, visible marks of one color that turn another color with the laser or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

     The Company believes that its technology could also be used in a manner which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

     The Company intends to initially focus on the widespread problem of counterfeiting in the apparel industry. The product would be incorporated into traditional labels which are then sewn into a garment. This is accomplished during the regular manufacturing process. The label can be viewed with the laser to reveal the authenticity of the garment. This covert authenticating technology is also intended to be marketed to manufacturers of compact discs to identify CD's produced by that manufacturer. The Company believes that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

Marketing


     The marketing approach of the Company is to have sufficient flexibility in its products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, the Company intends to generate revenues primarily by collecting license fees from manufacturers who incorporate the Company's technologies into their manufacturing process and their products.

     The Company has identified a number of major markets for its technologies and products, including security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America and Europe, sales are intended to be effected via direct selling by company personnel or consultants to create end user demand and selling through licensee sales forces with support from company personnel. The Company has determined that technical sales support by its personnel will be of great importance to increasing its licensees' sales of products incorporating the Company's technologies and, therefore, plans to be very committed to providing such support. The Company anticipates that should European sales be made, the technical support could initially be handled from the United States, and the Company could eventually open a European support division should consumer demand justify the associated costs.

     As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and the internet makes these products more available, the Company intends to maintain an interactive product development and enhancement program whereby it will utilize its R&D and marketings skills in order to constantly upgrade and improve on its technology with the combined efforts of marketing, applications engineering and research and development. The Company believes that utilizing these methodologies - whereby a product is developed by the company, delivered to the client, feedback is received from the client, and the product is changed and enhanced to reflect the client feedback, will lead to faster development cycles for the Company's products. The Company's objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

     The Company intends to utilize the extensive contacts of its President, Norman A. Gardner, in the counterfeit prevention and detection industries to effectuate initial sales.



Manufacturing

     The Company does not have manufacturing facilities. The Company intends to subcontract the manufacture of its technology to third party manufacturers. Applications of the Company's technology are expected to be effected mainly through printing and coating. The inks are to be custom manufactured by the Company. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for the Company to invest capital in its own manufacturing facilities at this stage.

     The Company intends to establish a quality control program that includes laboratory analysis of developed technologies. The Company intends to include as part of this quality control program the placement of specially trained technicians on site at third party production facilities to monitor the manufacturing process, when or if warranted.


Regulation

The Company is not currently aware of any regulations affecting its products; however, the Company's technology is dependant upon an ink based product. Therefore, it is possible that the Company's products will be subject to environmental regulations in the future.

Patents

     The Company has acquired the rights to a patent application in the United States via its employment contract with its President, Norman A. Gardner. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in numerous other jurisdictions where commercial usage is foreseen, including countries in Europe, Asia, the Pacific Rim, and Canada. There can be no assurance, however, that such protection will be obtained.

     When a new product or process is developed, the developer may seek to preserve for itself the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of 17 years from the date of grant or 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exploit the patent either directly or through licensees, and is entitled to prevent any person from infringing on the patent.

     The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of the Company's patents , if granted, and that, if filed, such challenge(s) will not be successful.

     In the United States and Canada, the details of the product or process which is sought to be patented are not publicly disclosed until a patent is granted. However, in some other countries, patent applications are automatically published at a specified time after filing.


Research and Development

     The Company has been involved in research and development since its inception, and intends to continue its research and development activities in three areas. First, the Company plans to continue to refine its present product. Second, the Company plans to seek to expand its technology into new areas of implementation. Third, the Company plans to develop unique customer applications. The Company intends, upon successful completion of this offering, to hire several technicians and/or chemists.


     For the period from inception at November 10, 1999 to December 31, 1999, the Company spent no money on research and development. For the year ended December 31, 2000, the Company spent a total of $60,718 on research and development - all of which was spent on the enhancement of its ink and its activation product. The Company plans to spend between $50,000 and $60,000 in R&D over the 2001 fiscal year.



Product Development

     The Company has not yet made any sales of its products. The Company has completed development and has working prototypes of both its inks and laser detector.


     The Company has also developed what it believes to be a proprietary trade secret enabling it to offer its clients the ability to change the combination lock on the system to prevent any breach of security by counterfeiters. This is accomplished via direct interaction by the Company with the client to make slight modifications to the Company's products on an personalized level.
Management believes that the Company is the only company offering such a protection to its product line.

     The Company intends to establish a quality control program that entails the placement of specially trained Company technicians on site at third party production facilities to monitor the manufacturing process, where warranted.

Description of the Industry


     Recent developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and the Company believes that losses from such counterfeiting have increased substantially with improvements in technology ("Latest Use for One's DNA - Thwarting Counterfeiters", San Francisco Chronicle, page C1, September 11, 2000) . Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have also increased as the counterfeiting of labeling and packaging has become easier ("China Leads in Counterfeiting", Night Ridder News Service, December, 2000).


     The Company's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special laser light when authentication is required. This is intended to be different than pen systems currently in the marketplace because it will not result in a permanent mark on the merchandise, which generally leads to the disposal of the merchandise or its sale as a "second" rather than best quality goods.

     Other possible variations of the Company's technology involve multiple color responses from a common laser, visible marks of one color that turn another color with the laser or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate documents and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).


     The Company believes that the technology could also be used in a manner permiting manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software (Seminar - "Counterfeiting Protection Japan 2000", October 15-19, 2000, Yokohama, Japan; "Using Covert Codes", Pharmeceutical dn Medical Packaging News, October 1999).

     The Company intends to focus initially on the widespread problem of counterfeiting in the apparel industry. The product would be used to print a reactive label which is then sewn into a garment. The label can be viewed with the laser to reveal the authenticity of the garment. This covert authenticating technology is also intended to be marketed to manufacturers of compact discs to identify CD's produced by that manufacturer. The Company believes that this technology can provide CD manufacturers and publishers a tool with which to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs ("China Leads in Counterfeiting", Night Ridder News Service, December, 2000).



Competition

     In the area of document and product authentication and serialization, the Company is aware of other technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. The Company is aware of at least twenty companies which will be competing with it in these markets. The Company believes that it has proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and grey marketing. The Company is aware of a limited number of competitors which are attempting different approaches to the same problems which the Company's products address.

     Other indirect competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than the Company's technology. Copy void is a security device which has been developed to indicate whether a document has been photocopied.

     The Company has limited resources, and there can be no assurance that businesses with greater resources than the Company will not enter the market and compete with the Company.

Employees


     The Company currently has a one year employment contract in place with its President, Norman A. Gardner, for $75,000 per annum, which commenced January 1, 2000. On October 1, 2000, the Company entered into a new four year employment agreement with Mr. Gardner which commenced on January 1, 2001. Mr. Gardner's compensation will be $90,000 per year under this new contract. In addition to base salary the Company will from time to time pay Mr. Gardner incentive bonuses and reasonable expenses incurred in connection with the performance of his duties. Throughout the term of this employment agreement, the Company will furnish Mr. Gardner with an automobile and automobile expenses and will reimburse travel on Company business as well as reimburse Employees for the expenses incurred in connection with the Company's operation. In addition other Employees shall be entitled to health, life, accident or disability insurance plans, any profit sharing or retirement plans and stock option plans the Company makes available. Mr. Gardner is the Company's only full time employee. The Company has one other employee, its bookkeeper, who is a part time employee.


Outside Sales Agents / Independent Contractors


     The Company has consulting contracts with nine outside sales agents and independent contractors who are being compensated via cash, stock options, stock grants, and for the sales agents, commissions on sales to various customers of the Company. The Company's outside sales agents and independent contractors will also receive payment for certain expenses.

RISK FACTORS


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. This document contains forward-looking statements that reflect the views of the Company's management with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates", "believes", "estimates'', "expects", "plans", "projects", "targets", and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Absence of Trading Market


     There is no trading market for the Company's Common Stock and there is no assurance that such a market will develop after this offering, or if such a market develops, that it will be maintained. Holders of the Shares may, therefore, have difficulty in selling their stock should they desire to do so and should be able to withstand the risk of holding their Shares indefinitely.


Penny Stock Rules.

     The Company believes its Common Stock will be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934 due to its price being less than $5.00 per share. If the Company were to meet the requirements to exempt its securities from application of the Penny Stock Rules, there can be no assurance that such price will be maintained if a market develops and thus the Penny Stock Rules may come into effect.

     These rules regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The Penny Stock Rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

     In addition, the Penny Stock Rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's securities. While the Company's Common Stock remains subject to the Penny Stock Rules, investors may find it more difficult to sell such securities.

Need for  Subsequent  Funding;  No Assurance of Future Offering

     In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we may need to raise more capital. Our ability to continue in business and effectively implement its plans may depend upon its ability to raise additional funds. There is no assurance that additional funding, if required, will be obtainable in amounts or on terms favorable or acceptable to the Company. The capital resources required to develop each new product are significant. The Company believes combined cash on hand and cash generated from future operations, will provide the Company with the financing required to conduct its business at least through the second calendar quarter of 2001, but there is no guarantee that the Company is correct, or that it will be able to raise additional capital, if required.


Lack of Dividends

     We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.


Risks Associated With Our Being A New Business.

     Our operations are subject to all of the risks inherent in a new business enterprise. We currently have no revenue, no operating history, and no salable product. We are subject to the same types of risks that many new business face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow on a monthly basis until early 2001 at the earliest, and even then we cannot give assurances that we will be operating at break-even levels at that time or in the future. Various problems, expenses, complications and delays may be encountered in connection with our development both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must either be paid out of the proceeds of this or future offerings or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be assured.


General Risks Of The Counterfeit Prevention Industry

     The industry in which we intend to compete is subject to the traditional risks faced by any business of adverse changes in general economic conditions, the availability and expense of liability insurance, and adverse changes in local markets. However, we will also be subject to industry specific risks such as counterfeiters learning how to circumvent new and existing technologies; evolving consumer preference and health-related concerns; federal, state and local chemical processing controls; consumer product liability claims; risks of product tampering.


Competition In Our Industry

     In the area of document security and product authentication and serialization, we are aware of other companies and other technologies, both covert and overt surface marking techniques, which require decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes to which we plan to market our technologies.

     Other competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than our technology. Copy void is a security device which has been developed to indicate whether a document has been photocopied.

     It is anticipated that a significant number of companies of varying sizes, which may ultimately include divisions or subsidiaries of larger companies, will be vying for the same market segment as we are. A number of these competitors may have substantially greater financial and other resources available to them. There can be no assurance that we can compete successfully with such other companies. Competitive pressures or other factors could cause us to lose market share if it develops at all, or result in significant price erosion, either of which would have a material adverse effect on our results of operations.

Governmental Regulation Of Our Fields

     Our operations may be subject to varying degrees of federal, state or local laws and regulations. Operations such as those we intend to conduct may be subject to federal, state and local laws and regulations controlling the development of technologies related to privacy protection, to the protection of the environment from materials that we may use in our inks, and advanced algorithm formulations or encryption tactics that we may develope. Any of these regulations may have a materially adverse effect upon our operations.


Technology Staffing And Labor Costs

     We  anticipate  that  staffing  and labor costs will  represent  one of our largest expenses. We will compete with other copy security prevention technologies in attracting and retaining qualified or skilled personnel. A shortage of trained personnel or general economic inflationary pressures may require us to enhance our wage and benefits package in order to compete with other employers. There can be no assurance that our labor costs will be sustainable. Our failure to attract and retain qualified employees to control our labor costs or to match increases in our labor expenses with corresponding increases in revenues could have a material adverse effect on the business.


Rapidly Changing Market.

     We believe that the market for our products is rapidly changing with evolving industry standards. Our future success will depend in part upon our ability to enhance our existing products and services and to introduce new products and features to meet changing customer requirements and emerging industry standards. There can be no assurance that we will successfully complete the development of future products or that our current or future products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect our business. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.


Patents; Intellectual Property

     Pursuant to an employment agreement with our president, Norman A. Gardner, we have received all rights in a patent applied for in the United States. There can be no assurance that this patent, or any other patents which we may apply for in the future, will be granted. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process based on our technology. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue such an action.

     We plan to rely on confidentiality, non-analysis and licensing agreements to establish and protect our rights in any proprietary technologies. While we intend to actively protect these rights, our technologies could possibly be compromised through reverse engineering or other means. There can be no assurance that we will be able to protect the basis of our technologies from discovery by unauthorized third parties, thus adversely affecting our customer and licensee relationships.


Prior Relationships Of Our President.


     Norman  A.  Gardner,  our  President,  founded  Nocopi  Technologies,  Inc.
('NoCopi'), and served as its President and Chief Executive Officer from October, 1985, until October, 1997, and as its Chairman of the Board under a Memorandum of Agreement until March, 1998. Mr. Gardner then served until September 27, 1999, as a senior advisor to Nocopi under an Amendment to the Memorandum of Agreement. Currently, Mr. Gardner has no relationship with Nocopi Technologies, Inc.


     We view Nocopi as one of our competitors in our marketplace in that the we plan to develop and sell technology to prospects and clients that we believe is completely different from, but competitive with, that sold by Nocopi to the same or similar prospects and clients. The Agreement with Nocopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not and will not, divulge, furnish, or make accessible to anyone any confidences or secrets of Nocopi in violation of the Agreement.

Possible Rule 144 Shares

     A majority of the shares of Common Stock presently outstanding (7,600,000 shares, or 71.70%) were issued on the date of the company's inception or later and are considered "restricted securities". If, and only if, a public market develops, they may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities purchased hereunder. Certain of the outstanding shares will be eligible for sale pursuant to Rule 144 in November, 2000.


Dependence on Key Personnel


     We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our President, Norman A. Gardner, and other key management personnel. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner were unavailable, it would have a material adverse effect on our operations. The Company has a "Keyman" insurance policy on Mr. Gardner for $1,500,000. In the event of Mr. Gardner's death, the Company is the beenficiary of one half of that amount, or $750,000, and Mr Gardner's family is the beenficiary of the other half. At this time, we have one employment agreement - an agreement with Mr. Norman A. Gardner, our President and Secretary. We have not obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to attract or retain such people if found.



Indemnification

     The Company's By-Laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that s/he is or was a director, officer or employee of the Company against reasonable expense including legal fees, actually or necessarily incurred by him/her in connection with the defense of such action, suit or proceedings or in connection with any appeal therein.


Dependence Upon Third Parties.

     We intend to pursue a policy of licensing our technologies for incorporation into products made and distributed by third parties. Although we plan to negotiate guaranteed minimum royalties in our licensing arrangements, our revenues will be substantially dependent on the sale of products incorporating our technologies by third parties. We intend to provide technical marketing support to our licensees. However, the successful marketing of such products and, therefore, our revenues and operating income, depend substantially on the marketing efforts of such third parties, over which we will have little, if any, control.


Technical Obsolescence.

     The value of our technology and any products derived from our technology could be substantially reduced as new or modified techniques for combating document and product counterfeiting and product diversion are developed and become widely accepted. We can't guarantee that future technological developments will not result in the obsolescence of our technologies.


Dependence Upon Marketing.

     While we believe that our products hold unsatisfied market demand, our ability to generate sales will depend upon developing and implementing a marketing strategy. There can be no assurance that we can successfully develop, promote and maintain an active market for our products.

Management Of Growth.

     If we is successful in increasing demand for our products, of which there can be no assurance, our growth could create certain additional risks. Rapid growth can be expected to place a substantial burden on our management resources and financial controls. Our ability to manage growth effectively will require us to continue to implement and refine our operational, financial and information management systems and to train, motivate and manage our employees. Our ability to attract and retain qualified personnel will have a significant effect on our ability to establish and maintain our position in our various markets, and our failure to manage our growth effectively could have material adverse effects on our results of operations.


Risks Associated With  The Company's Ability To Continue As A Going Concern.


     The Company has no operating history, nor sales, has incurred operating losses since inception and requires additional capital to continue its operations and to implement its business plans. The Company's certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2000. their Although the Company intends to raise money, implement sales, and become profitable, if the Company fails to achieve any one of these goals, then it is unlikely that the Company will be successful, and very likely that the Company will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse affect on the Company and any results of operations.



Lack Of Diversification.

     The Company's proposed operations, even if successful, will in all likelihood result in the Company's engaging in a business which is concentrated in only one industry. Consequently, the Company's activities will be limited to the anti-counterfeiting industry. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with the Company's operations.

Item 2.  DESCRIPTION OF PROPERTY

     The Company's offices are presently located in 1000 sq. ft. of office space in the home of its president, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. The Company pays no rent for the use of this space.

     The Company has been assigned the rights to a patent application submitted by its President, Norman A. Gardner. The Company believes that the granting of its patent application will enhance the Company's successful competition in the market place, but that even if not granted, the Company will be able to compete effectively in the market place by utilizing non-competition and confidentiality terms in contracts it will enter into with any employees, and non-disclosure and non-analysis agreements given to every potential supplier and customer of the Company.

Item 3.  LEGAL PROCEEDINGS

     The are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2000.

Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "LLTI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2000 (the Company started trading in December of 2000). These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of April 4, 2001 there were 74 shareholders of Common Stock, although no active trades have occurred.



                           High              Low
                          -----              ----
2000                     0.62                0.25
-----
First Quarter

2001
-----
First Quarter            0.55                0.25



(b)  As of  December  31,  2000,  there were  approximately   74  holders of the
     Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending December 31, 2000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with LaserLock's financial statements and the Notes thereto contained elsewhere in this registration statement. This registration statement contains forward-looking statements that involve risks and uncertainties. LaserLock's actual results may differ significantly from the result discussed in the forward looking statements. Factors that might cause such a difference are discussed in "Risk Factors."

Overview

     LaserLock has applied for patents for its technology for laser activated ink technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products although we have not yet entered into any contracts.

     From its inception in 1999, LaserLock has been engaged primarily in activities devoted towards obtaining the patent rights to the technology, general business operations, research and development, negotiating licenses and agreements with potential customers, creating a sales and management infrastructiure by hiring consultants and independent contractors , and obtaining financing. The Company intends to spend between $50,000 to $100,000 for consultant services during the 2001 fiscal year. There have been no revenues from sales to date.

     Based upon interest exhibited by potential customers, the Company intends to start delivering commercial quantities of its products during the next twelve months. Should this occur, and depending upon the sales volumes of the Company's products required for delivery, the Company may be required to raise additional capital on terms not favorable to the Company, if said capital is available at all.

     The Company believes that its current office space, which consists of approximately 1,000 square feet located in the home of its President, Norman Gardner, and for which it pays no rent, will be sufficient to house its operations for the next year.

Results of Operations

     It is difficult for LaserLock to forecast its revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful.

            As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

Liquidity and Capital Resources

     LaserLock has incurred negative cash flows from operation since its inception. We expect to begin to expend substantial sums to create inventory and to begin marketing and sales.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, the cost of contract manufacturing, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. Specifically, the Company may have to delay its anticipated marketing and delivery dates, or scale back its third party production capabilities if it is unable to order sufficient quantites of product to qualify for discount pricing, or to eliminate certain areas of further research and development. If adequate funds are not available, LaserLock's business, financial condition, and results of operations will be materially and adversely affected.

     The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company's reserach and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing prodcuts in conjunction with client feedback. The focus and direction of LaserLock's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     The Company has no plans to change the number of employees or independent contractors it employs at thise time, and plans to continue to utilize its current employees and contrcators for at least the duration of 2001. The Company intends to third party manufacture all of its products during 2001, and does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, LaserLock's policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate
notes,  U.S.   government   instruments  or  other   investment-grade   quality
instruments.

     There can be no assurance that LaserLock will be able to commercialize its technologies, or that profitability will ever be achieved. LaserLock expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside LaserLock's control.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has recently changed its independent accountants, and has made all relevant disclosure with the Securities and Exchange Commission on the Company's Form 8-k submitted on January 25, 2001, incorporated by reference hereto.

Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         REGISTRANT

     The Board of Directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company.

     The position(s) held by each Officer and Director of the Company are shown on the following table. Each Director was elected in November, 1999, and will serve for one year or until the next annual meeting of the Company's Shareholders and until a successor is elected and has qualified.

                          Age           Position
Norman A. Gardner         58            President, Secretary, and Director
Michael J. Prevot         45            Vice- President of Sales
                                        and Marketing, Director


NORMAN A. GARDNER

     Norman A. Gardner has been the President of the Company since inception on November 11, 1999. From 1974 to 1985 Mr. Gardner served as President of Polymark Management, Ltd., a Canadian public relations firm. In 1982, Mr. Gardner founded Nocopi Technologies, Inc. of West Conshohocken, PA, a publicly traded company. He served as President and Chief Executive Officer of Nocopi from 1985 until 1997, and as Chairman of its board until March, 1998, and as a consultant until September 30, 1999.. Mr. Gardner received his B.A. in English from McGill University in 1963.


MICHAEL J. PREVOT

     Michael Prevot has been the Vice-President of Sales of the Company since inception. From 1985 to 1999, Mr. Prevot has served as President of Vista Security Papers, a San Francisco based company which sells security products. Mr. Prevot studied business at the College of San Mateo in San Mateo, California, in 1974-1975, and at Skyline College in San Bruno, California in 1975-1976. Mr. Prevot donates 10 - 20 percent of his time performing his tasks for the Company. These tasks include approaching potential clients and arranging for sales meetings and presentations.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.


                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Norman Gardner(1)
President,                   2001  22,250(3)       -0-      3,900(2)(3) -25,000-        -0-      -0-         -0-
Director                     2000  75,000          -0-     15,600(2)    -25,000-        -0-      -0-         -0-
Director                     1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Michael Prevot
Vice President of Marketing, 2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director                     2000      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director                     1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-


---------------------------------------------

1.   On October 1, 2000 the Company entered into a new employment agreement with its  President,  Norman  Gardner,  which provides  compensation  of $90,000 annually,  commencing January 1, 2001,  expiring December 31, 2004, and the grant of 500,000  options to purchase the Company's  common stock,  250,000 shares at $0.17 per share,  and 250,000  shares at $0.35 per share.  In all other respects,  the contract is the same as his employment  agreement from
     January 1, 2000.

2.   Company car, insurance, repairs and expenses.

3.   Computed as funds expended as of the date of this filing.


Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of December 31, 2000, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Norman Gardner                           4,278,000    32.25%
President
837 Lindy Lane
Bala Cynwyd, PA 19004

Michael J. Prevot                        100,000      0.75%
419 Buena Vista Ave.
San Mateo, CA 94403

Directors and Officers as a Group         4,378,000   34.00%

(1) Percentage of ownership is based on 13,289,999 shares of Common Stock issued and outstanding as of December 31, 2000.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     There have been no material transactions, series of similar transactions, or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

CERTAIN  BUSINESS  RELATIONSHIPS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.



Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB filed on November 14, 2000, and Amendments thereto filed contemporaneously herewith.

(b)  Form 8-k reflecting the change in accountants filed on January 25, 2000.

CONSENT OF ACCOUNTANT









                              ACCOUNTANT'S CONSENT



To the Stockholders and Board of Directors of Laser Lock Technologies, Inc.


We consent to the use of our Independent Auditor's Report dated March 13, 2001 and accompanying financial statements of Laser Lock Technologies, Inc. for the year ended December 31, 2000. The Report will be included in the Form 10-KSB which is to be filed with the Securities and Exchange Commission for Laser Lock Technologies, Inc.




/s/LARSON, ALLEN, WEISHAIR & CO.
LARSON, ALLEN, WEISHAIR & CO., LLP
Certified Public Accountants
Blue Bell, Pennsylvania
April    , 2001

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                           DECEMBER 31, 2000 AND 1999



                                                               Page

Independent Auditor's Report                                    3

Financial Statements:
     Balance Sheets                                             4
     Statements of Operations                                   5
     Statements of Changes in Stockholders' Equity              6
     Statements of Cash Flows                                   7

Notes to Financial Statements                                   8-14



                                      (3)
                                       22

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of LaserLock Technologies, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LaserLock Technologies, Inc. as of December 31, 1999 were audited by other auditors whose report dated January 6, 2000 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the twelve months ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from development stage activities raise substantial doubt about its ability to continue as a going concern. Management's actions in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                       LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 13, 2001



                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999




                                     ASSETS

                                                                                     2000            1999

Current assets:
Current assets:
   Cash and cash equivalents                                                      $  656,803       $  55,230
   Interest receivable                                                                 4,725
   Prepaid expenses                                                                    4,250           3,500
                                                                                 ------------     -----------

      Total assets                                                                $  665,778       $  58,730
                                                                                  ===========      ==========      =




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses and
    total liabilities                                                           $        245      $    6,000
                                                                                -------------     -----------

Commitments

Stockholders' equity:

Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding

Common  stock,  $.001 par value;  40,000,000  shares  authorized,  13,289,999 shares at December  31,  2000 and  7,600,000  shares at December  31, 1999 issued
      and outstanding                                                                 13,290           7,600
   Deferred consulting fees                                                          (20,683)
   Additional paid-in capital                                                      1,094,868          99,243

   Deficit accumulated during the development stage                                 (421,942)        (54,113)
                                                                                  -----------      ----------

Total stockholders' equity                                                           665,533          52,730
                                                                                  -----------      ----------

Total liabilities and stockholders' equity                                        $  665,778       $  58,730
                                                                                  ===========      ==========


                 See accompanying notes to financial statements

                                       (5)


                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO
       DECEMBER 31, 1999, THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000





                                                      Cumulative                                   November 10, 1999
                                                           Since              Year Ended           (date of Inception) to
                                                       Inception        December 31, 2000          December 31, 1999
                                                     -------------      -----------------          -----------------

Revenues                                            $    --             $     --                      $      --
                                                    --------------      ----------------              ---------------

Costs and expenses:

    Research and development                                60,718                60,718                      --
    Patent                                                  25,000                25,000
    Legal and accounting                                    36,935                36,935
    Selling, general and administrative                    323,236               269,123                       54,113
                                                        -----------         -------------                 ------------

      Total costs and expenses                             445,889               391,776                       54,113
                                                        -----------         -------------                 ------------

Loss before other income                                  (445,889)             (391,776)                     (54,113)

Other income:
    Interest income                                         23,947                23,947                          --
                                                        -----------        --------------             ---------------

Net loss                                                 $(421,942)          $  (367,829)                  $  (54,113)
                                                         ==========          ============                  ===========

Basic and diluted weighted average common
 shares outstanding                                                           10,015,407                    6,273,654
                                                                              ===========                   ==========

Basic and diluted net loss per common share                           $          (.04)               $        (.01)
                                                                      ================               ==============



                 See accompanying notes to financial statements

                                       (6)
                                       25


                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000



                                                                                                              Defecit
                                                              Common Stock                                  Accumulated
                                                    ----------------------------               Additional   During the
                                                       Number                      Consulting    Paid-In    Development
                                                      of Shares         Amount         Fees     Capital     Stage       Total


Issuance of 4,278,000 shares on November 10, 1999         4,278,000    $ 4,278                  $   16,595   $  ---      $  20,873

Issuance of 1,232,000 shares of common stock
  in exchange for services                                1,232,000      1,232                      35,728      ---         36,960

Issuance of 2,090,000 shares of common stock              2,090,000      2,090                      60,610                  62,700

Stock issuance costs                                      ---           ---                        (13,690)     ---        (13,690)

Net loss                                                  ---           ---                        ---          (54,113)   (54,113)
                                                         ----------   --------                 -----------    ----------   --------

Balance December 31, 1999                                 7,600,000      7,600                      99,243      (54,113)    52,730

Issuance of 5,449,999 shares of common stock              5,449,999      5,450                     921,050      ---        926,500

Issuance of 240,000 shares of common stock
 in exchange for services                                   240,000        240      $(40,800)       40,560

Stock issuance costs                                       ---          ---                        (16,335)     ---        (16,335)

Fair value of non-employee stock options grants                                                     50,350                  50,350

Amortization of deferred consulting fees                                             20,117                                 20,117

Net loss                                                                ---           ---            ---       (367,829)  (367,829)
                                                         ---------- ----------   ------------  -------------  ----------   --------

Balance, December 31, 2000                               13,289,999    $13,290     $(20,683)    $1,094,868    $(421,942)  $665,533
                                                         ==========     ======     =========    ===========   ==========   ========


                 See accompanying notes to financial statements

                                       (7)


                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
   FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999,
        THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD NOVEMBER 10, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000





                                                           Cumulative                             November 10, 1999
                                                                Since            Year Ended       (date of Inception) to
                                                             Inception    December 31, 2000       December 31, 1999

Cash flows from operating activities:
    Net loss                                                  $(421,942)         $(367,829)              $   (54,113)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of options issued in exchange
        for service                                              50,350             50,350
       Stock issued in exchange for services                     36,960                                       36,960
       Amortization of deferred consulting fees                  20,117             20,117
       Changes in assets and liabilities:
         Increase in interest receivable                         (4,725)            (4,725)
         Increase in prepaid expenses                            (4,250)              (750)                   (3,500)
         (Decrease) increase in accounts payable                    245             (5,755)                    6,000
                                                          --------------      -------------             ------------

            Net cash used in operating activities              (323,245)          (308,592)                  (14,653)
                                                              ----------        -----------               ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                    1,010,073            926,500                    83,573
    Stock issuance costs                                        (30,025)           (16,335)                  (13,690)
                                                            ------------        -----------               ----------

            Net cash provided by financing activities           980,048            910,165                    69,883
                                                             -----------         ----------               ----------

Net increase in cash                                            656,803            601,573                    55,230

Cash at beginning of period                                                         55,230                       ---
                                                       ----------------         -----------           --------------

Cash at end of period                                         $ 656,803           $656,803                 $  55,230
                                                              ==========          =========                =========

Supplemental disclosures for non-cash financing activities:
      Common stock issued for services                       $   77,760          $  40,800                 $  36,960
                                                             ==========          =========                 =========


                 See accompanying notes to financial statements

                                       (8)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1.  NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities

               The Company is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. Since inception, substantially all of the efforts of the Company have been devoted to developing technologies for the prevention of product and document counterfeiting. The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property, plant and equipment. The Company anticipates establishing markets for its technologies in North America and Europe.

Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

              For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Revenue Recognition

              The Company will recognize revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.

Earnings Per Share of Common Stock

              In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earning per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Loss per share amounts have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2000, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.


                                      (9)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 1NATURE OF ACTIVITIES AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

               Federal income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future income taxes.

Recently Issued Accounting Principles

              In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to adopt for the year ending December 31, 2000. FAS 133 establishes new methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative financial instruments and are not currently engaged in hedging activities, the adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

               In March 2000,  the FASB issued FASB  Interpretation  No. 44 (FIN
               44), Accounting for Certain Transactions Involving Stock Compensation. The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The impact on the Company's financial statements was not material.

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB No. 101 effective October 2000. The impact on the Company's financial statements was not material.








                                      (10)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 1NATURE OF ACTIVITIES AND SUMMARY
OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-Up and Organization Costs

              In accordance  with AICPA Statement of Position 98-5 "Reporting on
              the  Costs  of  Start-up   Activities,"   the  costs  of  start-up
              activities and organization costs are expensed as incurred.

Research and Development Costs

              Research and development costs are expensed when incurred. Total amount expensed for the year ending December 31, 2000 was $60,718.

              Reclassification

              Certain amounts reported for 1999 have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on reported income.

NOTE 2        REALIZATION OF ASSETS

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              As part of its development stage activities, the Company sold approximately 2.1 million shares to private investors in December 1999 providing net proceeds of approximately $63,000. Additionally, in 2000, management raised net proceeds of $910,165 of capital by selling approximately 5.45 million shares of its common stock pursuant to Rule 504 of Regulation D of the Securities Act of 1933. Management believes the Company can meet all of its obligations as they become due during the next twelve months.

NOTE 3        INCOME TAXES

              At December 31, 2000, the Company had a net operating loss ("NOL") that approximated $422,000. Consequently, the Company had NOL carryforwards available for federal income tax purposes, which begin to expire in 2014, and no provision has been made for federal income taxes in the accompanying financial statements.



                                      (11)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 3 INCOME TAXES

The following table reconciles the US statutory rate to the Company's effective rate:


      US Statutory rate                                                 34%
      Creation of valuation allowance for
        NOL carryforwards                                              (34)
                                                                    -------

      Effective tax rate                                                --
                                                                    =======

      The primary components of the Company's 2000 deferred tax assets and the related valuation allowance are as follows:

      Gross deferred tax asset for NOL carryforwards              $143,000

      Valuation allowance for NOL carryforwards                   (143,000)
                                                                 ----------

      Net deferred tax asset                                 $           0
                                                              =============

                Management has determined that the realization of the NOL benefits is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4          CAPITAL STOCK ISSUED FOR SERVICES

                In 1999, the Company issued 1,232,000 shares of common stock to non-employee consultants, 200,000 shares for legal services and 1,032,000 for marketing and financial consulting. The value of the common stock, based on the selling price of the stock at the date of issuance, was $36,960, which has been included in organization costs.

                In 2000, the Company issued 240,000 shares of common stock to non-employee consultants, 200,000 shares for marketing services rendered and 40,000 shares for research and development. The value of the common stock issued for services was based on the most recent selling price of the stock at the date of issuance, $.17 per share, totaling $40,800.

NOTE 5          STOCK OPTION PLAN

                During 1999, the Board of Directors (the "Board") of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan (the "Plan"), pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock to the Company's employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options ("Non-Statutory Stock Options").

                                      (12)
                                       31

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 5.   STOCK OPTION PLAN (Continued)

              The Plan will be administered by a committee of the Board of Directors ("Stock Option Committee") which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

               In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock for which an employee may exercise Incentive Stock Options under all plans of the Company shall not exceed $100,000 per calendar year. If any employee shall have the right to exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Statutory Stock Options, including price, duration, transferability and limitations on exercise.

              Options granted in addition to the Plan and contractual agreements at December 31, 2000 were 1,135,000. Of these options, 980,000 were granted to consultants, 130,000 options were granted for legal counsel and 25,000 to a key employee. Exercise prices range from $.17 to $.35 per common share and vested immediately.

 Transactions are as follows:

                                                                Weighted Average
                                                  Exercise Price  Exercise Price
                              Option     Vested       Per Vested     Per Vested
                              Shares      Share     Common Share     ommon Share
                              ------     -------    ------------     -----------

 Balance, December 31, 1999           0           0

 Granted during the year      1,135,000   1,135,000  $.17-$.35        $.26
                              ---------  ----------

 Balance, December 31, 2000   1,135,000   1,135,000                   $.26
                              =========  ==========

               The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits the use of intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options and recognized an expense for non-employee granted options. Total expense recognized by the Company during 2000 for non-employee granted options was $50,350.

                                      (13)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 5        STOCK OPTION PLAN (Continued)

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss per common share would have been reduced to the pro forma amounts indicated below.

                                                                   2000

      Net loss:
            As reported                                            $(367,829)
            Pro forma                                              $(369,329)

      Net loss per common share basic and diluted:
            As reported                                             $(.04)
            Pro forma                                               $(.04)

Significant assumptions used to calculate the
above fair value of the awards are as follows:
                                                                   2000
                                                                   ----

      Risk free interest rates of return                            6.00%
      Expected option life                                        60 months
      Volatility                                                       25%
      Expected dividends                                               $0


NOTE 6        RELATED PARTY TRANSACTIONS

              Effective January 1, 2000, the Company entered into an employment agreement with its president, providing for a minimum annual salary of $75,000. As part of the employment agreement, the president assigned the rights to a patent application for counterfeit technology to the Company. No value was assigned to such patent. In October 2000, the Company entered into a new four-year employment agreement with its president effective January 1, 2001. The agreement provides for annual compensation of $90,000 and payment of certain fringe benefits, including use of an automobile. Additionally, the agreement provides for the issuance of Non-Statutory Stock Options (not covered by the Stock Option Plan discussed in Note 5) to purchase 250,000 shares of common stock at $.17 per share and 250,000 shares at $.35 per share.

              During 1999, the Company paid approximately $10,000 to one of its stockholders for legal services rendered in connection with issuance of the Company's common stock. The amount has been included as a reduction of additional paid-in capital.

              The Company maintains its office at the home of its President. No formal lease agreement exists and no rent expense has been incurred.


                                      (14)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 7 COMMITMENTS

              During 2000, the Company entered into commission agreements with sales representatives. Under the terms of the contracts, expiring on various dates, the representatives are entitled to commissions based on certain percentages of sales, as defined in the agreements which may be renewed annually. The commissions from sales will be expensed as sales are generated. However, the commission from sales will be paid over 4-year terms at defined percentages.

              The Company entered into a consulting agreement with one of its minority stockholders to manage the Company's sales force effective June 2000. The contract, which expires in May 2001, provides for monthly payments of $5,000.

NOTE 8    LEGAL PROCEEDINGS

              The Company is not a party to any pending legal proceedings.

NOTE 9    FINANCIAL INSTRUMENTS

              Concentration of Credit Risk

              Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash.

              The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Depository Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company had cash balances that exceeded FDIC limit. The financial institution has a strong credit rating, and management believes that the credit risk is minimal.

Fair Value of Financial Instruments

              Cash and accounts payable approximate their fair values due to the short maturity of these instruments.

NOTE 10   SUBSEQUENT EVENTS

              On February 20, 2001, the Company entered into an agreement which sold 1,500,000 stock options for a price of $.01 per option. The agreement provides each option the right to purchase one share of common stock at $.16 per share.






                                      (15)
                                       34

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  April 4, 2001               By: /S/Norman Gardner
                                            Norman Gardner
                                            President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature                          Title                   Date



                            President  and          April 4, 2001
 /S/Norman Gardner          a  Director
Norman Gardner



/S/Michael Prevot           Director                April 4, 2001
Michael Prevot