Form 10KSB/A
period 2000-12-31
LASERLOCK TECHNOLOGIES INC
filed 2001-04-23
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FIRST AMENDMENT TO FORM 10-KSB

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

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

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

Part I.
Item 1   DESCRIPTION OF BUSINESS


ORGANIZATION  AND  CHARTER



     LaserLock Technologies, Inc., (the "Company" or "LaserLock") was formed under the laws of Nevada on November 10, 1999. The Company was formed in order to develop technologies which will both allow for easy product and document authentication, and to prevent product and document counterfeiting. The initial amount of authorized capital was $50,000. This consisted of 40,000,000 shares of Common Stock authorized, $0.001 par value, and 10,000,000 shares of Preferred Stock authorized, $0.001 par value. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 1.

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

     The Company intends to be involved in the business of product and document authentication and security. It plans to develop and market its technology in a variety of applications. The Company's technology is a proprietary technology which is invisible until viewed under the light of a special activator which activates the ink momentarily for the purpose of identifying counterfeit or diverted products. Potential applications for the Company's technology are the use of the ink in a different types of products - e.g. tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, drivers licenses, insurance cards, etc. Sales are intended to be made either through licensees or directly to end-users.


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

     As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and the internet makes these products more available, the Company intends to maintain an interactive product development and enhancement program whereby it will utilize its R&D and marketing skills in order to constantly upgrade and improve on its technology with the combined efforts of marketing, applications engineering and research and development. The Company believes that utilizing these methodologies - whereby a product is developed by the company, delivered to the client, feedback is received from the client, and the product is changed and enhanced to reflect the client feedback, will lead to faster development cycles for the Company's products. The Company's objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

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


     The Company believes that the technology could also be used in a manner permitting manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software (Seminar - "Counterfeiting Protection Japan 2000", October 15-19, 2000, Yokohama, Japan; "Using Covert Codes", Pharmaceutical and Medical Packaging News, October 1999).

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



Competition

     In the area of document and product authentication and serialization, the Company is aware of other technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. The Company is aware of at least twenty companies which will be competing with it in these markets. The Company believes that it has proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. The Company is aware of a limited number of competitors which are attempting different approaches to the same problems which the Company's products address.

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

Governmental Regulation Of Our Fields

     Our operations may be subject to varying degrees of federal, state or local laws and regulations. Operations such as those we intend to conduct may be subject to federal, state and local laws and regulations controlling the development of technologies related to privacy protection, to the protection of the environment from materials that we may use in our inks, and advanced algorithm formulations or encryption tactics that we may develop. Any of these regulations may have a materially adverse effect upon our operations.


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


Dependence on Key Personnel


     We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our President, Norman A. Gardner, and other key management personnel. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner were unavailable, it would have a material adverse effect on our operations. The Company has a "Keyman" insurance policy on Mr. Gardner for $1,500,000. In the event of Mr. Gardner's death, the Company is the beneficiary of one half of that amount, or $750,000, and Mr. Gardner's family is the beneficiary of the other half. At this time, we have one employment agreement - an agreement with Mr. Norman A. Gardner, our President and Secretary. We have not obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to attract or retain such people if found.



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

     From its inception in 1999, LaserLock has been engaged primarily in activities devoted towards obtaining the patent rights to the technology, general business operations, research and development, negotiating licenses and agreements with potential customers, creating a sales and management
infrastructure  by  hiring  consultants  and  independent   contractors  ,  and
obtaining financing. The Company intends to spend between $50,000 to $100,000 for consultant services during the 2001 fiscal year. There have been no revenues from sales to date.

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

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, the cost of contract manufacturing, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. Specifically, the Company may have to delay its anticipated marketing and delivery dates, or scale back its third party production capabilities if it is unable to order sufficient quantities of product to qualify for discount pricing, or to eliminate certain areas of further research and development. If adequate funds are not available, LaserLock's business, financial condition, and results of operations will be materially and adversely affected.

     The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     The Company has no plans to change the number of employees or independent contractors it employs at this time, and plans to continue to utilize its current employees and contractors for at least the duration of 2001. The Company intends to third party manufacture all of its products during 2001, and does not believe that it will be making major plant and equipment purchases during this year.

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

                       THIS PAGE LEFT INTENTIONALLY BLANK

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



                                      (3)
                                       22

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of LaserLock Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Blue Bell, Pennsylvania
April 18, 2001



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


                                      (9)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 1    NATURE OF ACTIVITIES AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Principles

              In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to adopt for the year ending December 31, 2001. FAS 133 establishes new methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative financial instruments and are not currently engaged in hedging activities, the adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

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

                                      (13)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999



NOTE 5        STOCK OPTION PLAN (Continued)

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss per common share would have been increased to the pro forma amounts indicated below.

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


DATE:  April 20, 2001               By: /S/Norman Gardner
                                            Norman Gardner
                                            President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature                          Title                   Date



                            President  and          April 20, 2001
 /S/Norman Gardner          a  Director
Norman Gardner



/S/Michael Prevot           Director                April 20, 2001
Michael Prevot