Form 10QSB
period 2001-03-31
LASERLOCK TECHNOLOGIES INC
filed 2001-05-17
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from                to
                                            --------------    ------------------


                           Commission File No. 0-31927


                          LASERLOCK TECHNOLOGIES, INC.
              -----------------------------------------------------
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


                                (610) 909 - 1000
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at March 31, 2001
 -----                                 ----------------------------

Common  Stock,  no  par  value                  13,289,999

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited    Balance  Sheet
                    at  March 31, 2001

                  Unaudited   Statement  of  Operations
                    for  the  three  months  ended
                        March 31, 2000  and  2001

                  Unaudited   Statement  of  Cash  Flow  for  the
                    three  months  ended      March 31, 2000  and  2001

                  Unaudited    Statement  of  Shareholders Equity
                   for  the three  months  ended    March 31, 2001


                  Notes  to  Unaudited  Financial  Statements


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION

Item  1.           Legal Proceedings

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                     ASSETS


                                                                        March 31,            December 31,
                                                                            2001                    2000
                                                                        ------------         -----------------     ---
                                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                                               $ 538,901             $  656,803
   Interest receivable                                                         2,769                  4,725
   Prepaid expenses                                                            4,250                  4,250
                                                                         ------------          -------------
          Total assets                                                     $ 545,920             $  665,778
                                                                           ==========            ===========       =




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses
    and total liabilities                                                $     1,343          $         245
                                                                         ------------         --------------

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value;
    10,000,000 shares authorized,
    no shares issued and outstanding
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    13,289,999 shares outstanding                                             13,290                 13,290
   Deferred consulting fees                                                  (10,200)               (20,683)
   Additional paid-in capital                                              1,109,868              1,094,868

   Deficit accumulated during the development stage                         (568,381)              (421,942)
                                                                          -----------            -----------       -

Total stockholders' equity                                                   544,577                665,533
                                                                          -----------            -----------
Total liabilities and stockholders' equity                                $  545,920             $  665,778
                                                                          ===========            ===========

                 See accompanying notes to financial statements


                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2000
                                   (Unaudited)





                                   Cumulative
                                      Since
                                                              Inception             2001             2000
                                                            -------------           ----             ----

Revenues                                                 $    --       .    $     --        . $      --      .
                                                         ---------------    ----------------- ----------------

Costs and expenses:
    Research and development                                      96,526               35,808
    Patent                                                        25,000
    Legal and accounting                                          49,935               13,000            8,305
    Selling, general and administrative                          429,918              106,682           17,679
                                                             ------------         ------------     ------------

      Total costs and expenses                                   601,379              155,490           25,984
                                                                                                              -

Loss before other income                                        (601,379)            (155,490)         (25,984)

Other income:
    Interest income                                               32,998                9,051                .
                                                             -----------          ----------- ----------------

Net loss                                                      $( 568,381)           $(146,439)      $  (25,984)
                                                              ===========           ==========      ===========

Basic and diluted weighted average common
 shares outstanding                                                                13,289,999        8,462,472

Basic and diluted net loss per common share                                               $ (.01)           $ .00
                                                                                          =======           ======


                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001




                                                                                                          Deficit
                                                             Common Stock                                 Accumulated
                                                        -----------------------                Additional during the
                                                         Number                Consulting      Paid-In    Development
                                                        of Shares    Amount          Fees       Capital    Stage       Total
                                                        --------_    ------     ----------    ------------

Issuance of 4,278,000 shares on November 10, 1999    4,278,000   $  4,278                  $   16,595   $  ---          $  20,873

Issuance of 1,232,000 shares of common stock
  in exchange for services                           1,232,000      1,232                      35,728      ---             36,960

Issuance of 2,090,000 shares of common stock         2,090,000      2,090                      60,610                      62,700

Stock issuance costs                                 ---           ---                        (13,690)     ---            (13,690)

Net loss                                             ---           ---                        ---          (54,113)       (54,113)
                                                  ------------  ---------                 -----------     ---------    -----------

Balance December 31, 1999                            7,600,000      7,600                      99,243      (54,113)        52,730

Issuance of 5,449,999 shares of common stock         5,449,999      5,450                     921,050      ---            926,500

Issuance of 240,000 shares of common stock
 in exchange for services                              240,000        240      $(40,800)       40,560

Stock issuance costs                                  ---          ---                        (16,335)     ---            (16,335)

Fair value of non-employee stock options grants                                                50,350                      50,350

Amortization of deferred consulting fees                                         20,117                                    20,117

Net loss                                                           ---         ---            ---         (367,829)      (367,829)
                                                  ------------  --------- -------------  ------------     ---------    -----------
Balance, December 31, 2000                          13,289,999     13,290       (20,683)    1,094,868     (421,942)       665,533

Issuance of 1,500,000 stock options                                                            15,000                      15,000
Amortization of deferred consulting fees                                         10,483                                    10,483
Net loss                                                                                                  (146,439)      (146,439)
                                                  ------------  ------------------------  -----------     ---------    -----------

Balance, March 31, 2001 (unaudited)                 13,289,999  $  13,290      $(10,200)   $1,109,868     $(568,381)    $  544,577
                                                    ==========  =========      =========   ==========     =========    ==========



                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)




                                                                       Cumulative
                                                                            Since
                                                                         Inception           2001             2000
                                                                         ---------           ----             ----

Cash flows from operating activities:
    Net loss                                                              $(568,381)        $(146,439)        $ (25,984)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of options issued in exchange for service                  50,350
       Stock issued in exchange for services                                 36,960
       Amortization of deferred consulting fees                              30,600            10,483
       Changes in assets and liabilities:
         (Increase) decrease in interest receivable                          (2,769)            1,956
         (Increase) decrease in prepaid expenses                             (4,250)                              3,500
         (Decrease) increase in accounts payable                              1,343             1,098            (6,000)
                                                                      --------------      ------------       -----------
Net cash used in operating activities                                      (456,147)         (132,902)          (28,484)
                                                                         -----------        ----------        ----------

Cash flows from financing activities:
    Proceeds from issuance of stock options                                  15,000            15,000
    Proceeds from issuance of common stock                                1,010,073                             529,493
    Stock issuance costs                                                    (30,025)                .                 .
                                                                        ------------  ---------------  ----------------
Net cash provided by financing activities                                   995,048            15,000           529,493
                                                                         -----------       -----------        ----------

Net increase (decrease) in cash                                             538,901          (117,902)          501,009

Cash at beginning of period                                                       .           656,803            55,230
                                                                   ----------------        -----------       -----------

Cash at end of period                                                      $538,901         $ 538,901          $556,239
                                                                           =========        ==========         =========

Supplemental disclosures for non-cash financing activities:
      Common stock issued for services                                    $  77,760
                                                                          ==========




                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1        BASIS OF PRESENTATIONS

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.
               Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 3        STOCK OPTIONS

               On February 20, 2001, the Company sold 1,500,000 stock options for a price of $.01 per option. Each option entitles the holder to purchase one share of common stock at $.16 per share.

NOTE 4        INCOME TAXES

               The Company has $518,000 in Federal and State net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2030.

               The components of the Company's deferred tax assets are as follows:


               Net operating loss carryforwards                    $ 230,000
               Valuation allowance                                  (230,000)
                                                                    ---------

               Deferred tax asset                            $     -       .
                                                             ===============

Item 2. Management Discussion and Analysis of Plan of Operation

Three Months Ending March 31, 2001 Compared to the Three Months Ending March 30, 2000

The Company had no sales for the three-month periods ending March 31, 2001 and March 31, 2000. We are negotiating several contracts in the gaming, anti-counterfeiting, and anti-diversion industries which management believes will be consummated. We have applied internationally for patents for our technology for laser activated ink technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products although we have not yet entered into any contracts. We intend to have made our first commercial sales of our products by the end of the third quarter of 2001.

The Company's net loss increased 564% from $25,984 for the three months ending March 31, 2000 to $146,439 for the three months ending March 31, 2001. The increase was primarily caused by an increase in research and development costs which totaled $35,808 in the three months ending March 31, 2001, as opposed to $0 in the three months ending March 31, 2000; and an increase in selling, general and administrative costs which totaled $106,682 in the three months ending March 31, 2001, as opposed to $17,679 in the Three Months Ending March 31, 2000. The increase in these expenses was the result of the Company's active solicitation of orders for our products, participation in gaming industry trade shows, and the development of an administrative infrastructure to handle such sales when they are consummated. The remaining increase in net loss of $4,695 resulted from the cost of professional services to comply with certain governmental regulations.

Other income for the Three-month period totaled $9,051. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

During the first three months of 2001, the Company was able to meet its financial needs by continuing to utilize its cash reserves. The Company's cash reserves decreased from $656,803 at the beginning of the period to $538,901 at the end of the period, as opposed to an increase from $55,230 to $556,239 for the same period in 2000. The increase during the three months ended March 31, 2000 was attributed to the sale of our common stock.

As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by continuing to utilize its cash reserves. As the Company completes the development and commercialization of its products, sales are expected to be generated. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     None.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     None.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

None

(B)     Reports  on  Form  8-K
        ----------------------

LaserLock Technologies, Inc.'s current report filed on January 25, 2001, incorporated hereto by reference.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:   May 17,  2001              By: /s/ Norman Gardner
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO