Form 10KSB/A
period 2000-12-31
LASERLOCK TECHNOLOGIES INC
filed 2001-06-22
CIK 1104038

Jaffe, Freedman & Hait, LLP
                           39 Hudson Street, Suite 102
                              Hackensack, NJ 07601
                               Tel: (201) 441-9377
                               Fax: (201) 441-9370

June 8, 2001


United States Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

        RE:   LASERLOCK TECHNOLOGIES, INC.

Dear Sir:

     This letter, and the attached Second Amendment to the annual report on Form 10-KSB is in response to the staff's letter dated May 15, 2001. We believe this Second Amendment addresses all of the staff's concerns as follows:

Part I

Item 1: Description of Business

Anti-Counterfeiting and Anti-Diversion Technologies and Products

     1.   The disclosure has been revised to explain how "pen systems" work.

Marketing

     2.   The   discrepancy  has  been   reconciled.   Inks  are  to  be  custom
          manufactured for LaserLock by third parties.

Patents

     3. The material terms of the agreement between Mr. Gardner and the Company regarding the assignment of the patent application pending in the United States Patent and Trademark Office have been disclosed.

     4.   Disclosure  has  been  added   regarding  the  status  of  the  patent
          application, and what the Company intends to do if a patent is not granted.

     5. Disclosure has been added regarding the Company's intent to apply for patent protection in other jurisdictions, and how the differences in those countries' patent applications could affect the Company.

     6.   The disclosure on the proposed patent has been elaborated on.

Product Development

     7.   The "Description of the Business" section has been amended to testing.

     8.   The disclosure regarding the "combination lock" has been revised.

Risk Factors

     9.    The disclosure on Rule 144 has been amended.

Part II

Item 4:  Recent Sales of Unregistered Securities

     10.  The disclosure has been added.


PART F/S

Accounting Comments

Response Letter Dated April 21, 2001

Note 6, Related Party Transactions

     11.  Disclosures in the financial statements have been revised accordingly.

Management's Discussion and Analysis / Plan of Operation

     12.  The MD&A section has been amended as requested.

     13. The effects on future operations if the patent application is not accepted has been added.

Financial Statements

Note 9, Subsequent Events

     14. The Company has recorded compensation expense for the non-employee stock options granted and disclosed the information in Note 5. Please note that the options were issued at various times during the year and not on December 31, 2000. Note 5 has been revised to present the information accurately.

Additional Comments

Dependence on Key Personnel

     15. The Company does have a key man insurance policy on Mr. Gardner. The disclosure has been reconciled to reflect that fact.

Independent Auditor's Report

     16.  The opinion paragraph has been amended as requested.

Note 10, Subsequent Events

     17. Note 10 has been revised to include the additional information requested. The Company's 10-Q has been amended to reflect the recording of compensation expense for these options.


     Please review this Second Amendment to the Form 10-KSB at your earliest convenience. Please contact me if you have any questions or comments.


Yours truly,


/s/ Jay J. Hait
Jay J. Hait, Esq.
Jaffe, Freedman & Hait, LLP

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         SECOND AMENDMENT TO FORM 10-KSB

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



     The Company's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly in specific areas of a document which can then be activated or revealed by use of an inexpensive laser light when authentication is required. This is intended to be substantially different than pen systems currently in the marketplace. Pen systems work by a similar invisible ink which is activated by a special marker. If the item is an original and not an illegitimate copy, then the ink will be activated and show a visible mark. as a different color than on an illegitimate copy. LaserLock believes that its technology is superior to the pen system technology because it will not result in a permanent mark on the merchandise which generally leads to the disposal of the merchandise or its sale as a "second" rather than best quality goods.


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



Manufacturing


     The Company does not have manufacturing facilities. The Company intends to subcontract the manufacture of its technology to third party manufacturers. Applications of the Company's technology are expected to be effected mainly through printing and coating. The inks are to be custom manufactured for the Company by a third party. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for the Company to invest capital in its own manufacturing facilities at this stage.

     The Company intends to establish a quality control program that includes laboratory analysis of developed technologies. The Company intends to include as part of this quality control program the placement of a specially trained technician on site at third party production facilities to monitor the manufacturing process, when or if warranted.



Regulation

The Company is not currently aware of any regulations affecting its products; however, the Company's technology is dependant upon an ink based product. Therefore, it is possible that the Company's products will be subject to environmental regulations in the future.

Patents


     The Company has acquired the rights to a patent application in the United States via its employment contract with its President, Norman A. Gardner. The pending United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitled "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in other jurisdictions where commercial usage is foreseen, including countries in Europe. There can be no assurance, however, that such protection will be obtained.

     The subject patent application was filed December 10, 1999 and is presently awaiting further official action after applicant filed a response to an initial rejection. The initial rejection applied to a number of claims but the patent examiner indicated that one of the claims would be allowable if amended for matters of form. Applicant's response accepted that claim and sought allowance of additional claims. It is likely that a patent will be granted on the application by the end of 2001. If no patent is granted on the application, LaserLock Technologies will rely substantially on secrecy and commitments of confidentiality by manufacturing subcontractors and users.

     The LaserLock technology for which a patent has been applied for is a process whereby uniquely formulated code markings are on a product and will be activated by an authentication tester comprising a pocket laser which the company intends to have manufactured and supplied to users.


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


     LaserLock Technologies, Inc. intends to extend its patent filings to other countries insofar as reasonably possible in view of the considerable expense of foreign patent applications and the increasing level of activity of the company. Currently, the Company believes that the only foreign countries for which it will be filing for patent protection is the European Union. Patent applications claiming Paris Convention priority in other countries must be filed within a year after the initial US application, which deadline has passed for the initial LaserLock patent application, but non-Convention applications are possible up until the invention becomes public. The invention will become public at the latest when the US patent is granted, which is expected to occur by the end of 2001. The Company does not believe that the differences in the approval procedure will affect it, since the Company does not intend to have its technology manufactured outside of the United States.


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


     The Company's research and development is done in Glenn Mills, Pennsylvania at the facilities of its research and development consultant. The Company's quality control program is run in Saranac, New York at the facilities of its technical consultant. The consulting fees paid to these people cover all costs associated with facility and equipment usage.



Product Development


     The Company has not yet made any sales of its products. The Company has completed development and has working prototypes of both its inks and laser detector. The Company has not done independent testing. Commercial trials have been completed at several manufacturers and have been successful from a production perspective.

     The Company has also developed what it believes to be a proprietary trade secret enabling it to offer its clients the ability to change the combination lock on the system to prevent any breach of security by counterfeiters. This is accomplished by changing the reacyion between the Company's uniquely formulated code markings in its products, and the laser which reacts with it. The changes are made via direct interaction by the Company with the client to make slight modifications to the Company's products on an personalized level. Management believes that the Company is the only company offering such a protection to its product line.


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

Rule 144 Shares

     A majority of the shares of Common Stock presently outstanding (7,600,000 shares, or 71.70%) were issued on the date of the company's inception or later and are considered "restricted securities". These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities. Certain of the outstanding shares have been eligible for sale pursuant to Rule 144 since November, 2000.



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

Part II.


Item  4.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     From inception in November of 1999 through December, 1999 the Company issued 7,600,000 common shares to its founder, Norman Gardner; several people who helped Mr. Gardner in the formation of the Company and its technology -
Michael J. Prevot, a director, and George Hess and his children, Eric J. Hess, Mark A. Hess, and Brian K. Hess; its attorneys, Jay Hait and Tom Schneider, and several business associates and friends of Mr. Gardner's, who are not involoved in the day to day business operations of the Company, all of whom are accredited: Cherry Hill Inc., Dorothy Bechtel, Landcaster Capital, Inc., Melissa Epperson, and Hawthorne Capital, Inc. in reliance upon section 4(2) of the Securities Act of 1933 in exchange for assets and services valued at $62,700.

     From  April,  2000,  to  September  2000,  the  Company  issued  a total of
5,449,999  shares  of  its  common  stock  at  $0.17  per  share,  for  a  total consideration of $926,500, in an offering done pursuant to Rule 504 as promulgated under Regulation D of the Securities Act of 1933, and registered in the State of New Jersey. No commission was paid on these sales. The determination as to whether or not the shares are restricted or free trading was made based upon whether the purchaser a. was an accredited investor, as based on the results of a questionnairre, and b. lived in a state in which the securities were registered with a qualitative review, or c. lived in a state with the appropriate applicable exemption after the shares had been registered with a qualitative review in a different state.

     From July, 2000, to September, 2000 the Company issued 240,000 shares of Common Stock to a total of nine non-employee consultants, for services valued at $36,550, pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act of 1933. The Company relied on the following facts in determining that Rule 701 was available: (a) the shares were issued pursuant to a written agreement between the consultants and the Company, (b) the consultants rendered bonafide services not in connection with the offer or sale of securities in capital raising transactions, (c) the shares were issued pursuant to a written contract relating to the issuance of shares paid as compensation for services rendered, and (d) the amount of shares offered and sold in reliance on Rule 701 did not exceed $500,000 and all securities sold in the last 12 months have not exceeded $5,000,000.

     In July of 2000 the Company issued options to purchase 1,135,000 shares of the Company's common stock to sales employees and consultants. In October of 2000, the Company entered into a new employment contract with its President, and pursuant to the new employment contract it has granted him options to purchase a total 500,000 shares of it's common stock, 250,000 shares at $0.17 per share, and 250,000 shares at $0.35 per share.

     In March of 2001, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold an option for $15,000 to PFK Acquisition Group II, LLC, a California Limited Liability Corporation, and an accredited investor, which gives it the right to purchase 1,500,000 shares of the Company's common stock at a price of $0.16 per share by May 22, 2001. PFK paid to the Company $85,000 of the option execution price, and the Company has extended the option until June 22, 2001.





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

Overview


     On December 10, 1999, LaserLock has applied for a patent for its technology for laser activated ink technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products although we have not yet entered into any contracts. Based upon an initial rejection of the patent claims, which indicated that at least one of the claims would be accepted if amended for form, we believe that it is likely that a patent will be granted on the application by the end of 2001. If no patent at all is granted, then we plan to rely substantially on secrecy and commitments of confidentiality by manufacturing subcontractors and users.


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

     The Company is a technology licensing Company which licenses its technology to both third parties who incorporate it into their products for resale to their customers, and also directly to end users who incorporate the technology into their products at their manufacturing facilities. The Company receives per unit royalties on volume usage of its technology. The Company intends to require minimum annual royalties to enter into these licensing agreements.


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

Liquidity and Capital Resources


     LaserLock has incurred negative cash flows from operation since its inception. The Company has begun to solicit business, and expects to continue to expend sums to market and sell its products.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets.

     Specifically, the Company may have to delay its anticipated marketing and delivery dates, or scale back its third party production capabilities if it is unable to consummate sales, or to eliminate certain areas of further research and development. If adequate funds are not available, LaserLock's business, financial condition, and results of operations will be materially and adversely affected.

     The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company expects to expend $50,000 on its research and development program in the upcoming year. and The Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     The Company intends to spend $50,000 in the upcoming year on its quality control program. This will cover the expenses for services of a specially trained technician on site at third party production facilities to monitor the manufacturing process, when or if warranted.


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

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of LaserLock Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the twelve months ended December 31, 2000 and for the period November 10, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

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



                                       (3)


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
                                                                                  ===========      ==========

                 See accompanying notes to financial statements
                                       (4)


                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO
       DECEMBER 31, 1999, THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000




                                                      Cumulative         Year Ended                    November 10, 1999
                                                        Since            December 31, 2000            (date of Inception) to
                                                      Inception                                        December 31, 1999
                                                    --------------      ----------------              ---------------
Revenues                                            $    --             $     --                      $      --
                                                    --------------      ----------------              ---------------

Costs and expenses:

    Research and development                                60,718                60,718                      --
    Patent                                                  25,000                25,000
    Legal and accounting                                    36,935                36,935
    Selling, general and administrative                    323,236               269,123                       54,113
                                                        -----------         -------------                 ------------

      Total costs and expenses                             445,889               391,776                       54,113
                                                        -----------         -------------                 ------------

Loss before other income                                  (445,889)             (391,776)                     (54,113)

Other income:
    Interest income                                         23,947                23,947                     --
                                                        -----------        --------------             ---------------

Net loss                                                 $(421,942)          $  (367,829)                  $  (54,113)
                                                         ==========          ============                  ===========

Basic and diluted weighted average common
 shares outstanding                                                           10,015,407                    6,273,654
                                                                              ===========                   ==========

Basic and diluted net loss per common share                                $          (.04)               $        (.01)
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






                                                                                                           Deficit
                                                            Common Stock                                   Accumulated
                                                    -------------------------------           Additional   during the
                                                    Number                       Consulting   Paid-In      Development
                                                    of Shares         Amount          Fees    Capital      Stage         Total
                                                    ------------    -----------  ----------  ------------ ------------  ---------
Issuance of 4,278,000 shares on November 10, 1999      4,278,000    $  4,278                $ 16,595   $   ---          $20,873

Issuance of 1,232,000 shares of common stock
  in exchange for services                             1,232,000       1,232                   35,728       ---           36,960

Issuance of 2,090,000 shares of common stock           2,090,000       2,090                   60,610                     62,700

Stock issuance costs                                   ---            ---                     (13,690)      ---          (13,690)

Net loss                                               ---            ---                     ---           (54,113)     (54,113)
                                                   -------------   ---------                 ---------    -----------   ----------

Balance December 31, 1999                              7,600,000       7,600                   99,243       (54,113)      52,730

Issuance of 5,449,999 shares of common stock           5,449,999       5,450                  921,050       ---          926,500

Issuance of 240,000 shares of common stock
 in exchange for services                                240,000         240     $(40,800)     40,560

Stock issuance costs                                    ---           ---                     (16,335)      ---          (16,335)

Fair value of non-employee stock options grants                                                50,350                     50,350

Amortization of deferred consulting fees                                           20,117                                 20,117

Net loss                                                              ---        ---            ---        (367,829)    (367,829)
                                                   ------------- -----------   ------------ -------------  -----------  -----------

Balance, December 31, 2000                            13,289,999     $13,290     $(20,683) $1,094,868     $(421,942)    $665,533
                                                      ==========     =======     ========= ===========    ==========    =========

                 See accompanying notes to financial statements
                                       (6)



                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
   FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999,
        THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD NOVEMBER 10, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                           Cumulative                             November 10, 1999
                                                                Since            Year Ended       (date of  Inception) to
                                                             Inception    December 31, 2000       December 31,  1999
                                                            -----------   -------------------     -------------------------

Cash flows from operating activities:
    Net loss                                                  $(421,942)         $(367,829)              $   (54,113)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of options issued in exchange
        for service                                              50,350             50,350
       Stock issued in exchange for services                     36,960                                       36,960
       Amortization of deferred consulting fees                  20,117             20,117
       Changes in assets and liabilities:
         Increase in interest receivable                         (4,725)            (4,725)
         Increase in prepaid expenses                            (4,250)              (750)                   (3,500)
         (Decrease) increase in accounts payable                    245             (5,755)                    6,000
                                                          --------------      -------------             -------------

            Net cash used in operating activities              (323,245)          (308,592)                  (14,653)
                                                              ----------        -----------               -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                    1,010,073            926,500                    83,573
    Stock issuance costs                                        (30,025)           (16,335)                  (13,690)
                                                            ------------        -----------               -----------

            Net cash provided by financing activities           980,048            910,165                    69,883
                                                             -----------         ----------               -----------

Net increase in cash                                            656,803            601,573                    55,230

Cash at beginning of period                                                         55,230                 ---
                                                       ----------------         -----------           --------------

Cash at end of period                                         $ 656,803           $656,803                 $  55,230
                                                              ==========          =========                ==========

Supplemental disclosures for non-cash financing activities:
      Common stock issued for services                       $   77,760          $  40,800                 $  36,960
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

                                       (8)

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


NOTE 5STOCK OPTION PLAN (Continued)

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

              Options granted in addition to the Plan and contractual agreements during the fiscal year 2000 were 1,135,000. Of these options, 980,000 were granted to consultants, 130,000 options were granted for legal counsel and 25,000 to a key employee. Exercise prices range from $.17 to $.35 per common share and vested immediately.

              Transactions are as follows:

                                                                   Weighted Avg
                                                   Exercise Price Exercise Price
                            Option       Vested      Per Vested    Per Vested
                            Shares        Share    Common Share   Common Share
                            ------       -------   ------------   --------------

 Balance, December 31, 1999         0             0

 Granted during the year    1,135,000     1,135,000   $.17-$.35          $.26
                            ---------    ----------

 Balance, December 31, 2000 1,135,000     1,135,000                      $.26
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

                                       (12)

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


NOTE 6        RELATED PARTY TRANSACTIONS

              Effective January 1, 2000, the Company entered into an employment agreement with its president, providing for a minimum annual salary of $75,000. As part of the employment agreement, the president conveyed the entire right, title and interest in a patent application for counterfeit technology to the Company. No value was assigned to such patent. In October 2000, the Company entered into a new four-year employment agreement with its president effective January 1, 2001. The agreement provides for annual compensation of $90,000 and payment of certain fringe benefits, including use of an automobile. Additionally, the agreement provides for the issuance of Non-Statutory Stock Options (not covered by the Stock Option Plan discussed in Note 5) to purchase 250,000 shares of common stock at $.17 per share and 250,000 shares at $.35 per share.

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

NOTE 10       SUBSEQUENT EVENTS

               On February 20, 2001, the Company entered into an agreement, with a unrelated third party, and issued 1,500,000 stock options for a price of $.01 per option. The agreement provides each option the right to purchase one share of common stock at $.16 per share, immediate vesting of options and expiration of options as of June 15, 2001 unless mutually extended by both parties. In accordance with the fair value method as described in the optional accounting requirements of SFAS No. 123 and recognition policies of APB No. 25, the Company will recognize an expense of $300,000 during the first quarter of 2001.


                                       (14)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


NOTE 11       PATENTS

              The Company has acquired the rights to a patent application in the United States via its employment contract with its President, Norman A. Gardner. The pending United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitled "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in other jurisdictions where commercial usage is foreseen, including countries in Europe. There can be no assurance, however, that such protection will be obtained.

              The subject patent application was filed December 10, 1999 and is presently awaiting further official action after applicant filed a response to an initial rejection. The initial rejection applied to a number of claims but the patent examiner indicated that one of the claims would be allowable if amended for matters of form. Applicant's response accepted that claim and sought allowance of additional claims. It is likely that a patent will be granted on the application by the end of 2001. If no patent is granted on the application, LaserLock Technologies will rely substantially on secrecy and commitments of confidentiality by manufacturing subcontractors and users.

                                       (15)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  June 22, 2001               By: /S/Norman Gardner
                                            Norman Gardner
                                            President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature                          Title                   Date



                            President  and          June 22, 2001
 /S/Norman Gardner          a  Director
Norman Gardner



/S/Michael Prevot           Director                June 22, 2001
Michael Prevot