Form 10QSB/A
period 2001-03-31
LASERLOCK TECHNOLOGIES INC
filed 2001-06-22
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                               FIRST AMENDMENT TO
                                   FORM 10-QSB


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

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                 MARCH 31, 2001



                                                                  PAGE

Independent Accountant's Review Report                                3

Financial Statements:
     Balance Sheets                                                   4
     Statements of Operations                                         5
     Statements of Changes in Stockholders' Equity                    6
     Statements of Cash Flows                                         7

Notes to Financial Statements                                         8

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have reviewed the accompanying balance sheet, statement of operations, statement of changes in equity and statement of cash flows of LaserLock
Technologies, Inc. (a development stage company) as of March 31, 2001 and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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




/s/_______________________________________
    LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
May 9, 2001


                                       (3)

                 See accompanying notes to financial statements
                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                     ASSETS


                                                                        March 31,            December 31,
                                                                            2001                    2000
                                                                        ------------         -----------------
                                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                                               $ 538,901             $  656,803
   Interest receivable                                                         2,769                  4,725
   Prepaid expenses                                                            4,250                  4,250
                                                                         ------------          -------------
          Total assets                                                     $ 545,920             $  665,778
                                                                           ==========            ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses
    and total liabilities                                                $     1,343          $         245
                                                                         ------------         --------------

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value;
    10,000,000 shares authorized,
    no shares issued and outstanding
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    13,289,999 shares outstanding                                             13,290                 13,290
   Deferred consulting fees                                                  (10,200)               (20,683)
   Additional paid-in capital                                              1,409,868              1,094,868

   Deficit accumulated during the development stage                         (868,381)              (421,942)
                                                                          -----------            -----------       -

Total stockholders' equity                                                   544,577                665,533
                                                                          -----------            -----------
Total liabilities and stockholders' equity                                $  545,920             $  665,778
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
                                   (Unaudited)





                                   Cumulative
                                      Since
                                                              Inception             2001             2000
                                                            -------------           ----             ----

Revenues                                                 $        --        $         --      $          --
                                                         ---------------    ----------------- ----------------

Costs and expenses:
    Research and development                                      96,526               35,808
    Patent                                                        25,000
    Legal and accounting                                          49,935               13,000            8,305
    Selling, general and administrative                          729,918              406,682           17,679
                                                             ------------         ------------     ------------

      Total costs and expenses                                   901,379              455,490           25,984
                                                                                                              -

Loss before other income                                        (901,379)            (455,490)         (25,984)

Other income:
    Interest income                                               32,998                9,051
                                                             -----------          -----------  ---------------

Net loss                                                       $(868,381)           $(446,439)      $  (25,984)
                                                               ==========           ==========      ===========

Basic and diluted weighted average common
 shares outstanding                                                                13,289,999        8,462,472

Basic and diluted net loss per common share                                        $ (.03)           $ .00
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




                                                                                                        Deficit
                                                       Common Stock                                     Accumulated
                                                   ----------------------                 Additional    during the
                                                   Number                   Consulting    Paid-In       Development
                                                   of Shares     Amount           Fees     Capital       Stage           Total
                                                   --------     ------      ------------------------   -------------  ----------


Issuance of 4,278,000 shares on November 10, 1999   4,278,000   $    4,278               $   16,595      $ ---         $  20,873

Issuance of 1,232,000 shares of common stock
  in exchange for services                          1,232,000        1,232                   35,728        ---            36,960

Issuance of 2,090,000 shares of common stock        2,090,000        2,090                   60,610                       62,700

Stock issuance costs                                ---             ---                     (13,690)       ---           (13,690)

Net loss                                            ---             ---                     ---            (54,113)      (54,113)
                                                   ----------  -----------              -----------    ------------   -----------

Balance December 31, 1999                           7,600,000        7,600                   99,243        (54,113)       52,730

Issuance of 5,449,999 shares of common stock        5,449,999        5,450                  921,050        ---           926,500

Issuance of 240,000 shares of common stock
 in exchange for services                             240,000          240   $(40,800)       40,560

Stock issuance costs                                 ---            ---                     (16,335)       ---           (16,335)

Fair value of non-employee stock options grants                                              50,350                       50,350

Amortization of deferred consulting fees                                       20,117                                     20,117

Net loss                                                            ---      ---            ---           (367,829)     (367,829)
                                                   ----------  ----------- ----------  ------------     -----------   -----------
Balance, December 31, 2000                         13,289,999       13,290    (20,683)    1,094,868       (421,942)      665,533

Issuance of 1,500,000 stock options                                                          15,000                       15,000
Fair value of non-employee stock options grants                                             300,000                      300,000
Amortization of deferred consulting fees                                       10,483                                     10,483
Net loss                                                                                                  (446,439)     (446,439)
                                                   ----------  -----------------------  -----------     -----------   -----------

Balance, March 31, 2001 (unaudited)                13,289,999    $  13,290   $(10,200)   $1,409,868      $(868,381)   $  544,577
                                                   ==========    =========   =========   ==========      ==========   ==========



                 See accompanying notes to financial statements
                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)




                                                                       Cumulative
                                                                            Since
                                                                         Inception           2001             2000
                                                                         ---------           ----             ----

Cash flows from operating activities:
    Net loss                                                              $(868,381)        $(446,439)        $ (25,984)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of options issued in exchange for service                 350,350           300,000
       Stock issued in exchange for services                                 36,960
       Amortization of deferred consulting fees                              30,600            10,483
       Changes in assets and liabilities:
         (Increase) decrease in interest receivable                          (2,769)            1,956
         (Increase) decrease in prepaid expenses                             (4,250)                              3,500
         (Decrease) increase in accounts payable                              1,343             1,098            (6,000)
                                                                      --------------      ------------       -----------
Net cash used in operating activities                                      (456,147)         (132,902)          (28,484)
                                                                         -----------        ----------        ----------

Cash flows from financing activities:
    Proceeds from issuance of stock options                                  15,000            15,000
    Proceeds from issuance of common stock                                1,010,073                             529,493
    Stock issuance costs                                                    (30,025)                .                 .
                                                                        ------------  ---------------  ----------------
Net cash provided by financing activities                                   995,048            15,000           529,493
                                                                         -----------       -----------        ----------

Net increase (decrease) in cash                                             538,901          (117,902)          501,009

Cash at beginning of period                                                       .           656,803            55,230
                                                                   ----------------        -----------       -----------

Cash at end of period                                                      $538,901         $ 538,901          $556,239
                                                                           =========        ==========         =========

Supplemental disclosures for non-cash financing activities:
      Common stock issued for services                                    $  77,760
                                                                          ==========



                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE 1BASIS OF PRESENTATIONS

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

NOTE 3        STOCK OPTIONS

              On February 20, 2001, the Company entered into an agreement, with a non-related third party, which sold 1,500,000 stock options for a price of $.01 per option. The agreement provides each option the right to purchase one share of common stock at $.16 per share, immediate vesting of options and expiration of options as of June 15, 2001 unless mutually extended by both parties. In accordance with the fair value method as described in the optional accounting requirements of SFAS No. 123 and recognition policies of APB No. 25, the Company will recognize an expense of $300,000 during the first quarter of 2001.

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

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:  June 22,  2001              By: /s/ Norman Gardner
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO