Form 10QSB
period 2001-06-30
LASERLOCK TECHNOLOGIES INC
filed 2001-08-15
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended June 30,  2001

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

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at June 30, 2001
 -----                                 ----------------------------

Common  Stock,  no  par  value                  14,446,249

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited    Balance  Sheet
                    at  June 30, 2001

                  Unaudited   Statement  of  Operations
                    for  the  three  months  ended
                        June 30, 2000  and  2001

                  Unaudited   Statement  of  Cash  Flow  for  the
                    three  months  ended      June 30, 2000  and  2001

                  Unaudited    Statement  of  Shareholders Equity
                   for  the three  months  ended    June 30, 2001


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

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
Laserlock Technologies, Inc.


We have reviewed the accompanying balance sheet, statements of operations, and statements of cash flows of Laserlock Technologies, Inc. as of June 30, 2001 and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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




                                          LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
July 25, 2001

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                     ASSETS


                                                                          June 30,           December 31,
                                                                            2001                    2000
                                                                        ------------         -----------------
                                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                                              $  592,608             $  656,803
   Interest receivable                                                         1,773                  4,725
   Prepaid expenses                                                            4,250                  4,250
                                                                        -------------          -------------
          Total assets                                                    $  598,631             $  665,778
                                                                          ===========            ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses
    and total liabilities                                                $     1,343          $         245
                                                                         ------------         --------------

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized,  no shares issued and outstanding
   Common  stock,  $.001 par value;  40,000,000  shares  authorized,  14,446,249 shares outstanding at June 30, 2001 and 13,289,999 shares outstanding
    at December 31, 2000                                                      14,447                 13,290
   Deferred consulting fees                                                        -                (20,683)
   Additional paid-in capital                                              1,616,961              1,094,868
   Deficit accumulated during the development stage                       (1,034,120)              (421,942)
                                                                          -----------            -----------

Total stockholders' equity                                                   597,288                665,533
                                                                          -----------            -----------
Total liabilities and stockholders' equity                                $  598,631             $  665,778
                                                                          ===========            ===========

                 See accompanying notes to financial statements



                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)




                                                                     Three Months               Six Months
                                                 Cumulative                Ended                     Ended
                                                      Since               June 30                   June 30
                                                   Inception      2001        2000           2001         2000
                                                 ------------     ----        ----           ----         ----

Revenues                                   $        -       $     -      $     -      $     -       $     -
                                           -----------------------------------------------------------------------

Costs and expenses:
    Research and development                         129,306       32,780                    68,588
    Legal and accounting                              90,091       40,156          395       53,156        8,700
    Selling, general and administrative              827,870       97,952       90,166      504,634      107,845
                                                  -----------    ---------     --------    ---------    --------

      Total costs and expenses                     1,072,267      170,888       90,561      626,378      116,545

Loss before other income                          (1,072,267)    (170,888)     (90,561)    (626,378)    (116,545)

Other income:
    Interest income                                   38,147        5,149        6,570       14,200        6,570
                                                  -----------    ---------     --------    ---------    --------

Net loss                                         $(1,034,120)   $(165,739)    $(83,991)   $(612,178)   $(109,975)
                                                 ============   ==========    =========   ==========   ==========

Basic and diluted weighted average
 common shares outstanding                                     13,679,906   11,234,705   13,546,983    8,778,283

Basic and diluted net loss per common share                       $(.01)      $(.01)       $(.05)       $(.01)
                                                                  ======      ======       ======       ======

                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001




                                                                                                         Deficit
                                                      Common Stock                                       Accumulated
                                                 -----------------------                   Additional    during the
                                                  Number                     Consulting    Paid-In       Development
                                                 of Shares    Amount              Fees     Capital       Stage          Total
                                                 ---------    ------         ------------ -----------  -------------  ----------


Issuance of 4,278,000 shares on November 10, 1999  4,278,000  $    4,278                  $   16,595     $ ---         $  20,873

Issuance of shares of common stock
  in exchange for services                         1,232,000       1,232                      35,728       ---            36,960

Issuance of shares of common stock                 2,090,000       2,090                      60,610                      62,700

Stock issuance costs                               ---            ---                        (13,690)      ---           (13,690)

Net loss                                           ---            ---                        ---           (54,113)      (54,113)
                                                 -----------  ----------                 -----------   ------------   -----------

Balance December 31, 1999                          7,600,000       7,600                      99,243       (54,113)       52,730

Issuance of shares of common stock                 5,449,999       5,450                     921,050       ---           926,500

Issuance of 240,000 shares of common stock
 in exchange for services                            240,000         240      $(40,800)       40,560

Stock issuance costs                                ---           ---                        (16,335)      ---           (16,335)

Fair value of non-employee stock options grants                                               50,350                      50,350

Amortization of deferred consulting fees                                        20,117                                    20,117

Net loss                                                          ---         ---            ---          (367,829)     (367,829)
                                                 -----------  ----------     ---------  ------------    -----------   -----------
Balance, December 31, 2000                        13,289,999      13,290       (20,683)    1,094,868      (421,942)      665,533

Issuance of shares of common stock                 1,156,250       1,157                     183,843                     185,000
Issuance of 1,500,000 stock options                                                           15,000                      15,000
Fair value of non-employee stock options grants                                              323,500                     323,500
Amortization of deferred consulting fees                                        20,683                                    20,683
Net loss                                                                                                  (612,178)     (612,178)
                                                 -----------  -------------- ----------  -----------   ------------   -----------

Balance, June 30, 2001 (unaudited)                14,446,249   $  14,447$      -       .  $1,616,961   $(1,034,120)   $  597,288
                                                  ==========   ============= ===========  ==========   ============   ===========


                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)




                                                                       Cumulative
                                                                            Since
                                                                         Inception           2001             2000
                                                                         ---------           ----             ----

Cash flows from operating activities:
    Net loss                                                            $(1,034,120)        $(612,178)        $(109,975)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of options issued in exchange for service                 373,600           323,250
       Stock issued in exchange for services                                 36,960
       Amortization of deferred consulting fees                              40,800            20,683
       Changes in assets and liabilities:
         (Increase) decrease in interest receivable                          (1,773)            2,952
         Increase in prepaid expenses                                        (4,250)                             (4,424)
         Increase in accounts payable                                         1,343             1,098            12,786
                                                                      --------------      ------------       -----------
Net cash used in operating activities                                      (587,440)         (264,195)         (101,613)
                                                                        ------------        ----------        ----------

Cash flows from financing activities:
    Proceeds from issuance of stock options                                  15,000            15,000
    Proceeds from issuance of common stock                                1,195,073           185,000           617,900
    Stock issuance costs                                                    (30,025)                            (16,335)
                                                                        ------------  ---------------        -----------
Net cash provided by financing activities                                 1,180,048           200,000           601,565
                                                                         -----------        ----------        ----------

Net increase (decrease) in cash                                             592,608           (64,195)          499,952

Cash at beginning of period                                                                   656,803            55,230
                                                                   ----------------        -----------       -----------

Cash at end of period                                                    $  592,608         $ 592,608         $ 555,182
                                                                         ===========        ==========        ==========

Supplemental disclosures for non-cash financing activities:
      Common stock issued for services                                   $   77,760
                                                                         ===========


                 See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



NOTE 1        BASIS OF PRESENTATIONS

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's quarterly report on Form 10-QSB for the six months ended June 30, 2001.


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

NOTE 3        STOCK OPTIONS

              On February 20, 2001, the Company entered into an agreement, with a non-related third party, which sold 1,500,000 stock options for a price of $.01 per option. The agreement provides each option the right to purchase one share of common stock at $.16 per share; immediate vesting of options and expiration of options was mutually extended by both parties to July 31, 2001. In accordance with the fair value method as described in the optional accounting requirements of SFAS No. 123 and recognition policies of APB No. 25, the Company recognized an expense of $300,000 during the first quarter of 2001.

               On April 7, 2001, the Company entered into an agreement with legal counsel for 150,000 stock options. The agreement provides each option the right to purchase one share of common stock at $.155 per share; immediate vesting of options and expiration of options on ________________. In accordance with the fair value method as described in the optional accounting requirements of SFAS No. 123 and recognition policies of APP No. 25, the Company recognized an expense of $23,250 during the second quarter 2001.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 4        ISSUANCE OF COMMON STOCK

               In April 2000, the owner of the 1,500,000 stock options exercised 1,156,250 of the options and purchased 1,156,250 shares of common stock for $185,000. On July 1, 2001, the remaining 343,750 options were exercised and the Company received $55,000 for 343,750 shares of its common stock.

NOTE 5        INCOME TAXES



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
                                                                   ---------

              Deferred tax asset                            $     -       .
                                                            ===============

Item 2. Management Discussion and Analysis of Plan of Operation

Three Months Ending June 30, 2001 Compared to the Three Months Ending June 30, 2000

The Company had no sales for the  six-month  periods ending June 30, 2001 and
June 30,  2000.  We  are   negotiating   several   contracts  in  the  gaming,
anti-counterfeiting, and anti-diversion industries which management believes will be consummated during the third quarter of fiscal 2001. We have applied internationally for patents for our technology for laser activated ink technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products although we have not yet entered into any contracts. We intend to have made our first commercial sales of our products by the end of the third quarter of 2001.

The Company's net loss increased 97.3% from $83,991 for the three months ending June, 2000 to $165,739 for the three months ending June 30, 2001. The increase was primarily caused by an increase in research and development costs which totaled $32,780 in the three months ending June 30, 2001, as opposed to $0 in the three months ending June 30, 2000; and an increase in selling, general and administrative costs which totaled $97,952 in the three months ending June 30, 2001, as opposed to $90,166 in the Three Months Ending June 30 , 2000; and an increase in legal and accounting expenses which totaled $40,156 in the three months ending June 30, 2001, as opposed to $395 in the Three Months Ending June 30 , 2000. The increase in these expenses was the result both of the Company's active solicitation of orders for our products, participation in gaming industry trade shows, the development of an administrative infrastructure to handle such sales when they are consummated, and the increased legal and accounting costs affilliated with the Company's becoming a "Reporting Company" under the Securities Exchange Act of 1934, and with pursuing its patent applications.

Other income for the six-month period totaled $14,200. This income was interest received on the Company's cash reserve.

Liquidity and Capital Resources

During the first six months of 2001, the Company was able to meet its financial needs by continuing to utilize its cash reserves. The Company's cash reserves decreased from $656,803 at the beginning of the period to $592,608 at the end of the period, as opposed to an increase from $55,230 to $640,327 for the same period in 2000. The increase during the six months ended June 30, 2000 was attributed to the sale of our common stock.

Plan Of Operation

     Management believes that the Company will be entering into the commercial production of its products in the next twelve months. The Company has met with a number of large potential customers for the Company's products and services, and contracts are being negotiated which, if consummated, could bring quarterly revenues of approximately two to three hundred thousand dollars to the Company. If no agreements are consummated, at its current level of operations, the Company should be able to meet its cash requirements over the next twelve months by relying on cash reserves, and should be able to meet any current business obligations without hiring additional staff or purchasing any major equipment. If however the Company does consummate agreements with potential customers, then the Company believes that it will have to hire at least three additional employees - to cover finance, administration, and technical support; and will need to raise additional funds in order to have the working capital needed to begin to expand its marketing activities. Even after the consummation of any potential agreements, the Company does not envision making any major plant or equipment purchases for the next twelve months. The Company plans to continue to designate significant amounts to its research and development in the field of applying its technologies to other fields and product lines which the Company believes will benefit from its anti-counterfeit systems. The Company intends to concentrate its development efforts on the gaming and anti-counterfeiting industries in the next twelve months.


As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by continuing to utilize its cash reserves. As the Company completes the development and commercialization of its products, sales are expected to be generated in this upcoming quarter. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:   August 8,  2001              By: /s/
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO