Form 10KSB/A
period 2000-12-31
LASERLOCK TECHNOLOGIES INC
filed 2001-09-21
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         THIRD AMENDMENT TO FORM 10-KSB

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

Marketing



     The marketing approach of the Company is to have sufficient flexibility in its products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, the Company intends to generate revenues primarily by collecting license fees from manufacturers who incorporate the Company's technologies into their manufacturing process and their products. These technologies will be manufactured by third parties, and will be incorporated directly into products manufactured by tbhe Company's licensees.


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



Manufacturing



     The Company does not have manufacturing facilities. The Company intends to subcontract the manufacture of its technology to third party manufacturers. The Company's technology will then be utilized by the Company's licensees in their manufacturing processes. Applications of the Company's technology are expected to be effected mainly through printing and coating. The inks are to be custom manufactured for the Company by a third party. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing technologies, there appears to be no technical or economic reason for the Company to invest capital in its own manufacturing facilities at this stage.


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

Patents


     The Company has acquired the rights to a patent application in the United States via its employment contract with its President, Norman A. Gardner. The pending United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitled "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in other jurisdictions where commercial usage is foreseen, including countries in Europe. There can be no assurance, however, that such protection will be obtained, or if a patent is granted, that the patent will provide substantial protection against competition.

     The subject patent application was filed December 10, 1999 and is presently subject to an official action in which the patent examiner maintains that the claimed invention is unpatentable over prior art cited from a search report in a corresponding international application. The Company intends to respond with an amendment further narrowing the subject matter claimed as the invention and presenting an argument for patentability. The Company also is in the process of preparing and filing a further patent application for a particular security ink formulation useful for application using inkjet printing equipment.

     "Prior Art" generally involves disclosures made in patents and publications filed or distributed by others prior to a patent applicant's applicable filing date (usually the home country filing date). Patents are granted only upon a showing that the invention differs nonobviously from the prior art.

     The Company intends to seek such patent protection as may prove to be available for its products. If no patent proves to be available on a given development, the Company will rely substantially on secrecy and commitments of confidentiality by manufacturing subcontractors and users, namely treating details of formulation, manufacture and application of the technology as trade secrets.

     The LaserLock technology for which a patent has been applied for is a process whereby uniquely formulated latent ("invisible-ink") coded markings are applied to products or packageing and require specific activation conditions to render the markings visible to authentication test equipment incluiding a pocket laser which excites phosphors in the latent printin ink. The company intends to have lasers manufactured and supplied to users as one of the Company's products.

     Patents generally have a duration of 17 years from the date of grant or 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent, within the jurisdiction in which the patent is granted, is entitled to prevent any person from infringing on the patent.

     LaserLock Technologies, Inc. intends to extend its patent filings to other countries insofar as reasonably possible in view of the considerable expense of foreign patent applications and the increasing level of activity of the company. Currently, the Company believes that the only foreign countries that are cost justified are certain members of the European Union. The Company has initiated an international application claiming Paris Convention priority based on its pending US application, the Paris Convention permitting inventors to claim their home country application filing date as the date applicable to establish novelty over prior art ; however the deadline has passed for commencing additional Paris Convention applications on that US application, such that applications in additional countries are likely to be precluded on grounds of novelty. .

     A patent in the US will encompass making, using or selling the subject matter in the US. The US and multinational companies that trade in the US are believed to represent the largest market for the Company's products. As a result, the Company believes that a US patent, if granted, will provide a reasonable deterrent against international competition.in comparison to the costs associated with obtaining patents.

     The granting of a patent does not prevent a third party from seeking a determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of the Company's patents , if granted, and that, if filed, such challenge(s) will not be successful.

     In the United States and Canada, the details of the product or process which is sought to be patented are not immediately disclosed and normally can be kept confidential unless a patent is granted. However, international filings and also US and Canadian patent applications after a time, are published or laid open to inspection. To avoid compromising certain information that has security implications, and to ensure the value of information that may be difficult, expensive or unsure to protect by patenting, the Company plans to
maintain.confidentiality as a preferred alternative over an application for patent.



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



Dependence on Key Personnel



     We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our President, Norman A. Gardner, and other key management personnel. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner were unavailable, it would have a material adverse effect on our operations. Additionally, in the event that Mr. Gardner's association with the Company was terminated, the Company would lose its rights to the technology Mr. Gardner developed one year after said termination. The Company has a "Keyman" insurance policy on Mr. Gardner for $1,500,000. In the event of Mr. Gardner's death, the Company is the beneficiary of one half of that amount, or $750,000, and Mr. Gardner's family is the beneficiary of the other half. At this time, we have one employment agreement - an agreement with Mr. Norman A. Gardner, our President and Secretary. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to attract or retain such people if found.





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

Part II.


Item  4.     RECENT  SALES  OF  UNREGISTERED  SECURITIES


     From inception in November of 1999 through December, 1999 the Company issued 7,600,000 common shares in reliance upon section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

     A total of 5,510,000 of these shares were issued to the Company's founder, Norman Gardner; and to several people who provided services at Mr. Gardner's request in the formation of the Company and the initial development of its technology - Michael J. Prevot, a director, George Hess and his children, Eric
J. Hess, Mark A. Hess, and Brian K. Hess; and the Company's attorneys, Jay Hait and Tom Schneider. The Company did not inquire as to whether these people were accredited or sophisticated. All of these people provided services in the initial formation of the Company, were given access to all records of the Company and other corporate information, and agreed to provide said services in exchange for their initial equity positions in the Company.

     The remainding 2,090,000 shares were sold to several business associates and friends of Mr. Gardner's, who are not involoved in the day to day business operations of the Company, all of whom are accredited: Cherry Hill Inc., Dorothy Bechtel, Landcaster Capital, Inc., Melissa Epperson, and Hawthorne Capital, Inc. These shares were sold for a total of $62,700, were made directly by Mr. Gardner, and were not underwritten or sold through any brokers. These investors are people who Mr. Gardner had business dealings with in the past, and who he had been relying upon for advice regarding the formation and initial direction of the Company - specifically: issues such as which professionals to utilize, how to commercialize the idea which would eventually become the subject of the Company's patent application, whether or not to apply for a business loan, payment structures for the Company's services, and help assessing the viability of the Company's intended business purpose.

     From April, 2000, to September 2000, the Company issued a total of 5,449,999 shares of its common stock at $0.17 per share, for a total consideration of $926,500, in an offering done pursuant to Rule 504 as promulgated under Regulation D of the Securities Act of 1933, and registered in the State of New Jersey. The shares were sold to acquaintances of the Company's directors. No commission was paid on these sales. A total of 4,989,999 of these shares were freely tradeable. The determination as to whether or not the shares are restricted or free trading was made based upon whether the purchaser a. was an accredited investor, as based on the results of a questionnairre, and b. lived in a state in which the securities were registered with a qualitative review, or c. lived in a state with the appropriate applicable exemption after the shares had been registered with a qualitative review in a different state.

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

     In July of 2000 the Company issued options to purchase 1,135,000 shares of the Company's common stock to sales employees and consultants, with execution prices of between $0.17 to $0.35 per share, pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act of 1933. The Company relied on the following facts in determining that Rule 701 was available: (a) the shares were issued pursuant to a written agreement between the consultants and the Company,
(b) the consultants rendered bonafide services not in connection with the offer or sale of securities in capital raising transactions, (c) the shares were issued pursuant to a written contract relating to the issuance of shares paid as compensation for services rendered, and (d) the amount of shares offered and sold in reliance on Rule 701 did not exceed $500,000 and all securities sold in the last 12 months have not exceeded $5,000,000.

     In October of 2000, the Company entered into a new employment contract with its President, and pursuant to the new employment contract it has granted him, in reliance upon section 4(2) of the Securities Act of 1933, options to purchase a total 500,000 shares of it's common stock, 250,000 shares at $0.17 per share, and 250,000 shares at $0.35 per share.

     In March of 2001, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold an option for $15,000 to PFK Acquisition Group II, LLC, a California Limited Liability Corporation ('PFK'), and an accredited investor, with whom Mr. Gardner had prior business dealings, which gives PFK the right to purchase 1,500,000 shares of the Company's common stock at a price of $0.16 per share by May 22, 2001. PFK paid to the Company $85,000 of the option execution price, and the Company has extended the option until June 22, 2001. The Company relied upon the following facts in relying upon Rule 506 for this sale of options: there was only one purchaser, that purchaser was an acredited investor, that purchaser was not an affilliate or related to an affilliate of the Company, the sale was not part of a plan of offering with any prior offering, and the investor was given adequate disclosure information as to the Company as required pursuant to Rule 502.

     With the exception of the option issued to PFK, all of the options which the Company has granted terminate five years after the date of issuance, allow the holder thereof to purchase common shares after payment of the option price, and are reflected on the Company's profit and loss statement at the full value of the shares underlying the options on the date of issuance.


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


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Norman Gardner                           4,278,000    32.25%
President
837 Lindy Lane
Bala Cynwyd, PA 19004

Michael J. Prevot                        100,000       0.75%
419 Buena Vista Ave.
San Mateo, CA 94403


Directors and Officers as a Group         4,378,000   33.00%

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


DATE:September 21, 2001              By: /s/Norman Gardner
                                            Norman Gardner
                                            President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature                          Title                   Date



/s/ Norman Gardner           President  and          September 21, 2001
Norman Gardner               a  Director




/s/Michael Prevot            Director               September 21, 2001
Michael Prevot