Form 10QSB/A
period 2001-03-31
LASERLOCK TECHNOLOGIES INC
filed 2001-09-21
CIK 1104038

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


Plan Of Operation

     Management believes that the Company will be entering into the commercial production of its products in the next twelve months. The Company's President, Norman Gardner, has met with a numberpotential customers for the Company's products and services, and has given price quotes which include licensing fees which, if consummated, could bring quarterly revenuesto the Company. If no agreements are consummated, at its current level of operations, the Company should be able to meet its cash requirements over the next twelve months by relying on cash reserves, and should be able to meet any current business obligations without hiring additional staff or purchasing any major equipment. If however the Company does consummate any agreements with potential customers, provided at least four to five such agreements are consummated, the Company believes that it wold have to hire additional employees - to cover finance, administration, and technical support; and will need to raise additional funds in order to have the working capital needed to begin to expand its marketing activities. Even after the consummation of any potential agreements, the Company does not envision making any major plant or equipment purchases for the next twelve months.

     The Company plans to continue to designate significant amounts to its research and development in the field of applying its technologies to other fields and product lines which the Company believes will benefit from its anti-counterfeit systems. The Company intends to concentrate its development efforts on the gaming and anti-counterfeiting industries in the next twelve months. Specifically, the Company intends to research new ways of applying its technology to the products which are used by casinos and other gambling establishments on a regular basis - such as paper and plastic and electronic products.


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

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:  September 21, 2001                 By: /s/Norman Gardner
                                          ---------------------------
                                          Norman Gardner
                                          President