Form 10QSB
period 2001-09-30
LASERLOCK TECHNOLOGIES INC
filed 2001-11-15
CIK 1104038

                    U. S. Securities and Exchange Commission

                            Washington, D. C.  20549

FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

        ACT  OF  1934

        For  the  quarterly  period  ended  September 30,  2001

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

                                (610) 668 - 1952

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

                          Yes    X

No

                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity,  as  of  the  latest  practicable  date:

 Class                                 Outstanding at September 30, 2001

 -----                                 ----------------------------

Common  Stock,  no  par  value                  14,883,224

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No

                              --------                 --------

                          LASERLOCK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                                     PART I

                              FINANCIAL INFORMATION

Item 1.      Financial Statements

Consolidated Balance Sheets at September 30, 2001

(Unaudited) and December 31, 2000

                  Consolidated Statements of Operations (Unaudited)

for the three months and nine months ended September 30, 2001 and 2000.

                  Consolidated Statement of Shareholders' Equity

(Unaudited) for the period ended September 30, 2001.

                  Consolidated Statements of Cash Flows (Unaudited)

for the nine months ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements

Item  2.           Management's  Discussion  and  Analysis  or

                    Plan  of  Operation

                                     PART II

                                OTHER INFORMATION

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 522,967	$ 656,803
Interest receivable	1,455	4,725
Prepaid expenses	34,250	4,250

Total assets	$ 558,672	$ 665,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses and
total liabilities	21,343	245

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value; 40,000,000 shares authorized,
14,883,224 shares outstanding at September 30, 2001
and 13,289,999 shares outstanding at December 31, 2000	14,884	13,290
Deferred consulting fees	-	(20,683)
Additional paid-in capital	1,716,524	1,094,868
Deficit accumulated during the development stage	(1,194,079)	(421,942)

Total stockholders' equity	537,329	665,533

Total liabilities and stockholders' equity	$ 558,672	$ 665,778

See accompanying notes to consolidated financial statements

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

 AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

(Unaudited)

		Three Months		Nine Months
	Cumulative	Ended		Ended
	Since	September 30,		September 30,
	Inception	2001	2000	2001	2000

REVENUES	$ -	$ -	$ -	$ -	$ -

COSTS AND EXPENSES:
Research and development	186,709	57,403		125,991
Patent	28,489	3,489		3,489
Legal and accounting	120,785	30,694	8,380	83,850	17,080
Selling, general and administrative	900,753	72,883	24,666	577,517	132,511

Total costs and expenses	1,236,736	164,469	33,046	790,847	149,591

LOSS BEFORE OTHER INCOME	(1,236,736)	(164,469)	(33,046)	(790,847)	(149,591)

OTHER INCOME:
Interest income	42,657	4,510	11,533	18,710	18,103

NET LOSS	$ (1,194,079)	$ (159,959)	$ (21,513)	$ (772,137)	$ (131,488)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		14,157,480	11,259,908	13,923,072	9,905,070

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.01)	$ -	$ (0.06)	$ (0.01)

See accompanying notes to consolidated financial statements

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

Deficit
Accumulated
Common Stock	Additional	during the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Issuance of 4,278,000 shares on November 10, 1999	4,278,000	$ 4,278		$ 16,595	$ -	$ 20,873
Issuance of shares of common stock in exchange
for services	1,232,000	1,232		35,728	-	36,960
Issuance of shares of common stock	2,090,000	2,090		60,610	-	62,700
Stock issuance costs	-	-		(13,690)	-	(13,690)
Net loss	-	-		-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600		99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450		921,050	-	926,500
Issuance of 240,000 shares of common stock
in exchange for services	240,000	240	(40,800)	40,560
Stock issuance costs	-	-		(16,335)	-	(16,335)
Fair value of non-employee stock options grants				50,350		50,350
Amortization of deferred consulting fees			20,117			20,117
Net loss	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	1,593,225	1,594		283,406		285,000
Issuance of 1,500,000 stock options				15,000		15,000
Fair value of non-employee stock options grants				323,250		323,250
Amortization of deferred consulting fees			20,683			20,683
Net loss					(772,137)	(772,137)

Balance, September 30, 2001 (unaudited)	14,883,224	$ 14,884	$ -	$ 1,716,524	$ (1,194,079)	$ 537,329

                                        ========    =======    ========   ========  =========   ========

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

(Unaudited)

	Cumulative
	Since
	Inception	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,194,079)	$ (772,137)	$ (131,488)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options issued in exchange for services	373,600	323,250
Stock issued in exchange for services	36,960
Amortization of deferred consulting fees	40,800	20,683
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,455)	3,270
Increase in prepaid expenses	(34,250)	(30,000)	1,951
Increase in accounts payable	21,343	21,098	1,398

Net cash used in operating activities	(757,081)	(433,836)	(128,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock options	15,000	15,000
Proceeds from issuance of common stock	1,295,073	285,000	634,900
Stock issuance costs	(30,025)		(16,335)

Net cash provided by financing activities	1,280,048	300,000	618,565

Net increase (decrease) in cash	522,967	(133,836)	490,426

CASH, BEGINNING		656,803	55,230

CASH, ENDING	$ 522,967	$ 522,967	$ 545,656

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES
Common stock issued for services	$ 77,760

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

NOTE 1

BASIS OF PRESENTATIONS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000.

The accompanying unaudited condensed consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its wholly owned subsidiary, LL Security Products, Inc.  All intercompany transactions have been eliminated in consolidation.

NOTE 2

REALIZATION OF ASSETS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3

STOCK OPTIONS

On February 20, 2001, the Company entered into an agreement, with a non-related third party, and sold 1,500,000 stock options for a price of $.01 per option. The agreement provides each option the right to purchase one share of common stock at $.16 per share; immediate vesting of options and expiration of options was mutually extended by both parties to July 31, 2001.  In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $300,000 during the first quarter of 2001.

On April 7, 2001, the Company entered into an agreement with legal counsel for 150,000 stock options. The agreement provides each option the right to purchase one share of common stock at $.35 per share; immediate vesting of options and expiration of options on April 7, 2006. In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $23,250 during the second quarter 2001.

LASERLOCK TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

NOTE 4

ISSUANCE OF COMMON STOCK

In April 2000, the owner of the 1,500,000 stock options exercised 1,156,250 of the options and purchased 1,156,250 shares of common stock for $185,000. On July 1, 2001, the remaining 343,750 options were exercised and the Company received $55,000 for 343,750 shares of its common stock.

NOTE 5

INCOME TAXES

The Company has $650,000 in Federal and State net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2030.

The components of the Company’s deferred tax assets are as follows:

September 30,

December 31,

1

2000

Net operating loss carryforwards

$ 290,000

$143,000

Valuation allowance

(290,000)

 (143,000)

Deferred tax asset

$     -

$      -

NOTE 6

ACQUISITIONS

EDS Marketing, Inc.

On October 29, 2001 the Company acquired 100% of EDS Marketing, Inc.’s outstanding common stock by exchanging 2,000,000 shares of its common stock valued at $.42 per share and 2,000,000 stock options granted to the key members of EDS management at exercise prices ranging from  $.42 to $1.00. EDS Marketing, Inc. is a developer of security products primarily related to the gaming industry.

LL Security Products, Inc.

In July, 2001, the Company formed LL Security Products, Inc. with an investment of $50,000. LL Security Products, Inc. was incorporated to operate the Company’s marketing aspects of its business.

Item 2. Management Discussion and Analysis of Plan of Operation

Three Months Ending September 30, 2001 Compared

to the Three Months September 30, 2000

The Company had no sales for the  three-month  periods ending September 30, 2001 and September 30,  2000.  We  are   negotiating   several   contracts  in  the  gaming, anti-counterfeiting,  and  anti-diversion  industries which management  believes will be  consummated.  We have consummated a non-exclusive worldwide contract with The Bud Jones Company and Bourgogne et Grasset, both of whom have recently merged to become the world's largest provider of casino chips and dice.  The agreement provides for guaranteed minimum annual royalties offset against a specific royalty per chip and per pair of dice.  Since any revenues generated under this agreement will be predicated on sales made by The Bud Jones Company and Bourgogne et Grasset to third parties, the Company cannot estimate what quarterly revenues will be generated under this agreement in the future. We  have  applied  internationally  for two patents  for our technology for laser activated ink technologies  which may be used as part of an anti-counterfeiting  protection  process.  We have acquired the exclusive rights for the gaming industry of a patented technology which we intend to utilize to offer anti-counterfeit protection for cashless gaming coupons. We  believe  that our  laser  and ink combination  products  are  ready  for  commercial  production  and we have been soliciting  orders for our  products  although we have not yet entered  into any contracts.  We intend to have made our first commercial sales of our products by the end of the fourth quarter of 2001.

The Company's net loss  increased  643% from $21,513 for the three months ending

September 30, 2000 to $159,959  for the three  months  ending  September 30, 2001.  The increase was primarily  caused by an increase in research and development  costs which  totaled  $57,403  in the three months ending September 30, 2001, as opposed to $0 in the three  months  ending  September 30,  2000;  and an  increase  in selling, general and  administrative  costs which  totaled  $72,883 in the three  months ending  September 30, 2001,  as opposed to $24,666 in the Three Months  Ending March 31, 2000. The increase in these expenses was the result of the Company's  active solicitation of orders for our products,  participation in gaming industry trade shows, and the development of an  administrative  infrastructure  to handle such sales when they are  consummated.  The remaining  increase in net loss of resulted  from  the  increased cost  of  professional  services  to  comply  with  certain governmental regulations.

Other income for the Three-month period totaled $4,510. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

During  the  first  three  months  of  2001,  the  Company  was able to meet its financial  needs by continuing to utilize its cash reserves.  The Company's cash reserves  decreased  from $592,608 at the beginning of the period to $522,967 at the end of the period.

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

                           PART II - OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

On February 20, 2001, the Company entered into an agreement, with PFK Acquisition Group II, LLC ,a non-related third party, which sold 1,500,000 stock options for a price of $.01 per option. The agreement provided each option the right to purchase one share of common stock at $.16 per share; immediate vesting of options and expiration of options was mutually extended by both parties to July 31, 2001. In April 2001, the owner of the 1,500,000 stock options exercised 1,156,250 of the options and purchased 1,156,250 shares of common stock for $185,000. On July 1, 2001, the remaining 343,750 options were exercised and the Company received $55,000 for 343,750 shares of its common stock.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

        --------

None

(B)     Reports  on  Form  8-K

        ----------------------

On October 17, 2001 the Company filed a form 8k on a proposed transaction whereby the Company's wholly owned subsidiary,  LL Security Products, Inc., a Nevada corporation ('LL'), would purchase E.D.S. Marketing Inc., a

Nevada corporation ('E.D.S.)  In the interim period, the Company, LL, and EDS have executed all required documentation and the sale has been concluded, pending an opinion of counsel by E.D.S counsel.

SIGNATURES

     In  accordance  with  the  requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LaserLock Technologies, Inc.

                                          (Registrant)

Dated:  November 14,  2001              By: /s/ Norman Gardner

                                          ---------------------------

                                          Norman Gardner

                                          President  and  CEO