Form 10KSB
period 2001-12-31
LASERLOCK TECHNOLOGIES INC
filed 2002-04-10
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 For the fiscal year
                   ended December 31, 2001


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


        Registrant's telephone number, with area code: (610) 668 - 1952

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State Issuer's Revenues for its most recent fiscal year. $11,803 Aggregate market value of the voting stock held by non-affiliates of registrant:
$4,086,421 as of December 31, 2001

Number of shares outstanding as of December 31, 2001: 16,957,867

     Documents  incorporated by reference:  None.

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

     The Company is fully reporting under The Securities Exchange Act of 1934. As a fully reporting company under The Securities Exchange Act of 1934, the Company is required to file quarterly and annual and certain event triggered reports with the Securities and Exchange Commission. These reporting requirements add to the expense and timeliness of certain business transactions which the Company may endeavor to undertake in the future -- such as a merger or any other material business undertaking.

     The Company's Common Stock trades on the OTC Bulletin Board (OTC:BB), under the trading symbol "LLTI."

     The public may read and copy this document, and any other materials the Company files with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available on the
operation  of  the  Public   Reference   Room  by  calling  the   Commission  at
1-800-SEC-0330. Additionally, the Commission maintains an internet site (http://www.sec.gov) that contains all reports, proxy and information statements, and other information regarding companies which file electronically. LaserLock currently has a web site at www.laserlocktech.com.

BUSINESS OF THE COMPANY

Background

     LaserLock Technologies, Inc. was organized to utilize a technology discovered by its founder, Norman A. Gardner, which allows for non-intrusive document and product authentication that can reduce losses caused by fraudulent document reproduction and by product counterfeiting and/or diversion. This technology involves the utilization of an ink activating system which is completely compatible with currently used printing systems (it is a part of the ink and can be used in offset, flexographic, silkscreen, gravure, and laser ink systems) and based upon Mr. Gardner's experience, the Company believes it can be incorporated into existing manufacturing processes.

     Since September of 2001, the Company has a 4 year exclusive license in the casino and gambling industry from NoCopi Technologies, Inc. which allows the Company to utilize a technology called Rub & Reveal. This technology utilizes an ink activating system which changes to certain specified colors when scratched.

     In December of 2001, the Company's wholly owned subsidiary, LL Security Products, Inc. acquired E.D.S. Marketing, Inc. in a cash and equity transaction which gave the Company ownership of personal computer based security and profiling technology (such as software based fingerprint character identification, and web or internal-network based access to security cameras).

     The Company intends to be involved in the business of product and document authentication and security. It plans to develop and market its technology in a variety of applications. The Company believes that the proprietary technologies it owns or licenses will enable businesses to re-construct their overall approaches to corporate security - from counterfeit identification and/or diversion to employee or customer monitoring. Potential applications for the Company's technologies are available in different types of products and industries - e.g. gaming, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, drivers licenses, insurance cards, passports, etc. Sales are intended to be made either through licensees or directly to end-users.

     The first industry in which the Company is pursuing commercial application of its technology is the casino and gaming industry. The Company believes that its technologies are applicable to the industry in a variety of ways - from the detection of counterfeit dice, cards, and chips, to internal employee security verification via thumbprints for use in locks, computer systems, and to verify cashless tickets from slot machines for fraud.

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

     The Company's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. These include a technology with the ability to print invisibly in specific areas of a document which can then be activated or revealed by use of an inexpensive laser light when authentication is required, and a technology which can allow a certain code, message or emblem to self-reveal when rubbed. These technologies are intended to be substantially different than pen systems currently in the marketplace. Pen systems work by a similar invisible ink which is activated by a special marker. If the item is an original and not an illegitimate copy, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. LaserLock believes that its technologies are superior to the pen system technology because in the case of its laser technology, it will not result in a permanent mark on the merchandise which generally leads to the disposal of the merchandise or its sale as a "second" rather than best quality goods, and in the case of its rubbed ink technology it does not require any special tools to reveal the counterfeit.

     Other possible variations of the Company's laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

     The Company believes that its technologies could also be used in a manner which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

     The Company has been initially focused on the widespread problem of counterfeiting in the gaming industry. The product is to be incorporated into traditional gaming accessories such as playing cards, chips, and dice as well as gaming based machinery such as slot machines and cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with the laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs to identify CD's produced by that manufacturer. The Company believes that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.


Marketing

     The marketing approach of the Company is to have sufficient flexibility in its products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting, diversion and copier fraud problems. As a technology company, the Company intends to generate revenues primarily by collecting license fees from manufacturers who incorporate the Company's technologies into their manufacturing process and their products, and in the case of cashless gaming systems via the right to sell advertising on the back of cashless gaming tickets.

     The Company has identified a number of major markets for its technologies and products, including gaming, document security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America and Europe, sales are intended to be effected via direct selling by company personnel or consultants to create end user demand and selling through licensee sales forces with support from company personnel. The Company has determined that technical sales support by its personnel will be of great importance to increasing its licensees' sales of products incorporating the Company's technologies and, therefore, plans to be very committed to providing such support. The Company anticipates that should European sales be made, the technical support could initially be handled from the United States, and the Company could eventually open a European support division should consumer demand justify the associated costs.

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

     The Company intends to utilize the extensive contacts of its President, Norman A. Gardner, and its Vice-Chairman, Edward J. Fishman, in the counterfeit prevention and detection and gaming industries to effectuate initial sales.

Manufacturing

     The Company does not have manufacturing facilities. The Company intends to subcontract the manufacture of its technology to third party manufacturers. Applications of the Company's technology are expected to be effected mainly through printing and coating. The inks are to be custom manufactured for the Company by a third party. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing techniques, there appears to be no technical or economic reason for the Company to invest capital in its own manufacturing facilities at this stage.

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


Patents and Licenses

     The Company acquired the rights to a pending U.S. patent application and its equivalent international Patent Cooperation Treaty (PCT) application via its employment contract with its President, Norman A. Gardner. The United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitled "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. The PCT application was filed by the Company as applicant. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in selected jurisdictions where commercial usage is foreseen, including Europe, Australia and the Far East. There can be no assurance, however, that such protection will be obtained, or that if obtained that they can be maintained once obtained.

     The subject patent application was filed December 10, 1999 and notification of allowance was received in March, 2002. The required issue fee has been paid and the U.S. patent is expected to be granted by approximately June, 2002. The allowed claims define the invention as a process involving latent marking that is excited at plural excitation wavelengths outside of the visible spectrum.

     The international PCT application requires entry into the national or regional phase by June 10, 2002.

     The LaserLock technology according to the allowed patent application is a process whereby uniquely formulated normally-invisible code markings are applied to a product and can be activated or revealed by an activation device which the company intends to have manufactured and supplied to users. The Company has filed two new patent applications for two new methods of counterfeit and diversion protection in 2001.

     When a new product or process is developed, the developer may seek to preserve for itself the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

     LaserLock Technologies, Inc. intends to extend its patent filings to other countries insofar as reasonably possible in view of the considerable expense of foreign patent applications and the increasing level of activity of the company. Currently, the Company believes that the only foreign countries for which it will be filing for patent protection are Europe, Australia and one or more countries in the Far East. The deadline for national phase filings on the subject matter of the Company's initial application is June 10, 2002, after which foreign patents will be precluded due to prior publication of the PCT application, and shortly also due to the grant of the expected U.S. patent.

     The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of the Company's patents , if granted, and that, if filed, such challenge(s) will not be successful. The granting of a U.S. patent does not ensure that patents will be granted in other countries where protection is sought. Standards for granting patents vary and there is a possibility that prior art not yet discovered could arise and could prevent the grant of a foreign patent and/or cast into question the validity of any U.S. patent.

     Additionally, the Company has licensed "Rub and Reveal" technology via a license with NoCopi Technologies, Inc. The Agreement covers the exclusive use of this patented technology in gaming, and the non-exclusive use of this patented technology elsewhere.


Research and Development

     The Company has been involved in research and development since its inception, and intends to continue its research and development activities. The Company plans to seek to expand its technology into new areas of implementation and to develop unique customer applications.

     For the period from inception at November 10, 1999 to December 31, 2000, the Company spent $60,718 on research and development. For the year ended December 31, 2001, the Company spent a total of $173,412 on research and development - all of which was spent on the enhancement of its ink and its activation product, and the application of its Rub and Reveal license technology. The Company plans to spend a similar amount in R&D over the 2002 fiscal year.

     The Company's research and development is done in Glenn Mills, Pennsylvania at the facilities of its research and development consultant. The Company's quality control program is run in Saranac, New York at the facilities of its technical consultant. The consulting fees paid cover all costs associated with facility and equipment usage.

Product Development

     To date, the Company has only made very limited sales of its products. The Company has done independent testing and commercial trials have been completed at several manufacturers and have been successful from a production perspective.

     The Company has also developed what it believes to be a proprietary trade secret enabling it to offer its clients the ability to change the combination lock on the system to prevent any breach of security by counterfeiters. This is accomplished by changing the reaction between the Company's uniquely formulated code markings in its products, and the laser which reacts with it. The changes are made via direct interaction by the Company with the client to make slight modifications to the Company's products on an personalized level. Management believes that the Company is the only company offering such a protection to its product line.


Description of the Industry

     Recent developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and the Company believes that losses from such counterfeiting have increased substantially with improvements in technology ("Latest Use for One's DNA - Thwarting Counterfeiters", San Francisco Chronicle, page C1, September 11, 2000) . Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have also increased as the counterfeiting of labeling and packaging has become easier ("China Leads in Counterfeiting", Knight Ridder News Service, December, 2000).

     The Company's document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed documents and products. These include a technology with the ability to print invisibly on certain areas of a document which can be activated or revealed by use of a special laser light when authentication is required. This is intended to be different than pen systems currently in the marketplace because it will not result in a permanent mark on the merchandise, which generally leads to the disposal of the merchandise or its sale as a "second" rather than best quality goods.

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

     The Company has focused initially on the widespread problem of fraud in the gaming industry. Via initial agreements which the Company has with some large suppliers to the gaming industry, the Company's products will be used in ink which is then incorporated into dice, chips, and playing cards. These products can be viewed with the laser to reveal the authenticity of the item. Additionally, the Company has reached agreement to have its technology used on slot tickets in cashless gaming slot machines. In this scenario, the Company's Laser Lock or Rub and Reveal technologies or a combination thereof would be utilized to reveal the authenticity of a slot ticket prior to its redemption at the cashier.

Competition

     In the area of document and product authentication and serialization, the Company is aware of other competing technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes the Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. The Company is aware of at least twenty companies which will be competing with it in these markets. However, the Company believes that it has proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. The Company is aware of a limited number of competitors which are attempting similar approaches to the same problems which the Company's products address.

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


Employees

     The Company currently has a five year employment contract in place with its President, Norman A. Gardner, which commenced October 1, 2001. Pursuant to this agreement, Mr. Gardner's compensation is $10,000 per month, and will increase to $12,500 per month on commencing October 1, 2003. Pursuant to the agreement, Mr. Gardner has options to purchase up to 500,000 shares of the Company's stock at prices ranging from $0.17 to $0.35. In addition to base salary the Company will from time to time pay Mr. Gardner incentive bonuses and reasonable expenses incurred in connection with the performance of his duties. Throughout the term of this employment agreement, the Company will furnish Mr. Gardner with an automobile and automobile expenses and will reimburse travel on Company business as well as reimburse employees for the expenses incurred in connection with the Company's operation.

     Additionally, pursuant to its acquisition of the assets E.D.S. Marketing, Inc., the Company has entered into employment agreements with Edward J. Fishman
- the Company's Vice Chairman of the Board of Directors, Steven W. Meistrich - the Company's Executive Vice President, and Doug Wise - the Company's Vice President of Sales and Marketing. Pursuant to these contracts, the Company pays certain overhead expenses and limited guaranteed salaries (draws on commission) which total in the aggregate, $20,000 per month.

     All full time Employees shall be entitled to health, life, accident or disability insurance plans, any profit sharing or retirement plans and stock option plans the Company makes available. The Company has one other employee, its book-keeper, who is a part time employee.


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

RISK FACTORS


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. This document contains forward-looking statements that reflect the views of the Company's management with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets", and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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


Need for  Subsequent  Funding;  No Assurance of Future Offering

     In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we may need to raise more capital. Our ability to continue in business and effectively implement its plans may depend upon its ability to raise additional funds. There is no assurance that additional funding, if required, will be obtainable in amounts or on terms favorable or acceptable to the Company. The capital resources required to develop each new product are significant. The Company believes combined cash on hand and cash generated from future operations, will provide the Company with the financing required to conduct its business at least through the year 2002, but there is no guarantee that the Company is correct, or that it will be able to raise additional capital, if required. The Company completed a Private Placement raising $432,000 in March, 2002.

Lack of Dividends

     We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.


Risks Associated With Our Being A New Business.

     Our operations are subject to all of the risks inherent in a new business enterprise. We currently have no revenue, no operating history, and no salable product. We are subject to the same types of risks that many new business face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow on a monthly basis until the end of 2002 at the earliest, and even then we cannot give assurances that we will be operating at break-even levels at that time or in the future. Various problems, expenses, complications and delays may be encountered in connection with our development both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must either be paid out of the proceeds of this or future offerings or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be assured.


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


Competition In Our Industry

     In the area of document security and product authentication and serialization, we are aware of other companies and other similar technologies, both covert and overt surface marking techniques, which require decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes to which we plan to market our technologies.

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


Technology Staffing

     We anticipate that staffing will represent one of our largest expenses. We will compete with other copy security prevention technologies in attracting and retaining qualified or skilled personnel. A shortage of trained personnel or general economic inflationary pressures may require us to enhance our wage and benefits package in order to compete with other employers. There can be no assurance that our labor costs will be sustainable. Our failure to attract and retain qualified employees to control our labor costs or to match increases in our labor expenses with corresponding increases in revenues could have a material adverse effect on the business.

Rapidly Changing Market.

     We believe that the market for our products is rapidly changing with evolving industry standards. Our future success will depend in part upon our ability to introduce new products and features to meet changing customer requirements and emerging industry standards. There can be no assurance that we will successfully complete the development of future products or that our current or future products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect our business. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.


Patents; Intellectual Property

     Pursuant to an employment agreement with our president, Norman A. Gardner, we have received all rights in a pending U.S. patent application and any improvements, and we have additionally filed two patent applications in the United States. The initial application has been allowed and a corresponding international (PCT) application has been found to meet the PCT requirements for novelty, inventive step and industrial applicability. There can be no assurance that any patent, or any other patents which we may obtain or apply for in the future, will be granted or will be granted with claims of commercially useful breadth, or will be safe from challenge. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process that we employ. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue or defend such an action.

     We plan to rely on confidentiality, non-compete and licensing agreements to establish and protect our rights in any proprietary technologies. While we intend to actively protect these rights, our technologies could possibly be compromised through reverse engineering or other means. There can be no assurance that we will be able to protect the basis of our technologies from discovery by unauthorized third parties, thus adversely affecting our customer and licensee relationships.


Prior Relationships Of Our President.

     Norman  A.  Gardner,  our  President,  founded  Nocopi  Technologies,  Inc.
('NoCopi'), and served as its President and Chief Executive Officer from October, 1985, until October, 1997, and as its Chairman of the Board until
March, 1998. Currently, Mr. Gardner has no relationship with Nocopi Technologies, Inc.

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

Rule 144 Shares

     A majority of the shares of Common Stock presently outstanding (9,100,000 shares, or 61.15%) were issued on the date of the company's inception or later and are considered "restricted securities". These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities purchased hereunder. Certain of the outstanding shares were be eligible for sale pursuant to Rule 144 as of November, 2000.


Dependence on Key Personnel

     We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our Chief Executive Officer, Norman A. Gardner, our Vice-Chairman, Ed Fishman, and other key management personnel. Messrs. Gardner and Fishman's continued involvement is particularly critical to us. In the event Mr. Gardner or Mr. Fishman were unavailable, it would have a material adverse effect on our operations. At this time, we have employment agreements with Mr. Norman A. Gardner, our Chief Executive Officer and President, and Ed Fishman, our Vice-Chairman, Steven Meistrich, our Executive Vice President, Doug Wise, our Senior Vice President of Sales and Marketing, and Ed Bell, our Director of Research and Development. We have only obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to attract or retain such people if found.


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

Management Of Growth.

     If we are successful in increasing demand for our products, of which there can be no assurance, our growth could create certain additional risks. Rapid growth can be expected to place a substantial burden on our management resources and financial controls. Our ability to manage growth effectively will require us to continue to implement and refine our operational, financial and information management systems and to train, motivate and manage our employees. Our ability to attract and retain qualified personnel will have a significant effect on our ability to establish and maintain our position in our various markets, and our failure to manage our growth effectively could have material adverse effects on our results of operations.


Risks Associated With  The Company's Ability To Continue As A Going Concern.

     The Company has no operating history, limited sales, and has incurred operating losses since inception and requires additional capital to continue its operations and to implement its business plans. The Company's certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2001. Although the Company intends to raise money, implement sales, and become profitable, if the Company fails to achieve any one of these goals, then it is unlikely that the Company will be successful, and very likely that the Company will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse affect on the Company and any results of operations.



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

Item 2.  DESCRIPTION OF PROPERTY

     The Company's east coast offices are presently located in 1000 sq. ft. of office space in the home of its president, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. The Company pays no rent for the use of this space.

     The Company's west coast offices are presently located in 1725 sq. ft. of office space at 2659 Townsgate Rd., Suite 113, Westlake Village, California 91361 through February, 2003. The Company is paying approximately $3,000 per month for the rent of this space.

     The Company has been assigned one patent, and the rights to two additional patent applications submitted by its President, Norman A. Gardner. The Company believes that the granting of its patent application will enhance the Company's position in the market place, but that even if not granted, the Company will be able to compete effectively in the market place by utilizing non-competition and confidentiality terms in contracts it will enter into with any employees, and non-disclosure and non-analysis agreements given to every potential supplier and customer of the Company.

Item 3.  LEGAL PROCEEDINGS

     The are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2001.

Part II.


Item  4.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     From inception in November of 1999 through December, 1999 the Company issued 7,600,000 common shares to its founder, Norman Gardner; several people who assisted Mr. Gardner in the formation of the Company and its technology - Michael J. Prevot, a director, and George Hess and his children, Eric J. Hess, Mark A. Hess, and Brian K. Hess; its attorneys, Jay Hait and Tom Schneider, and several business associates and friends of Mr. Gardner's, who are not involved in the day to day business operations of the Company in exchange for assets and services valued at $99,660.

     From  April,  2000,  to  September  2000,  the  Company  issued  a total of
5,449,999  shares  of  its  common  stock  at  $0.17  per  share,  for  a  total consideration of $926,500, in an offering done pursuant to Rule 504 as promulgated under Regulation D of the Securities Act of 1933, and registered in the State of New Jersey. No commission was paid on these sales. The determination as to whether or not the shares are restricted or free trading was made based upon whether the purchaser (a)was an accredited investor, as based on the results of a questionnaire, and (b)lived in a state in which the securities were registered with a qualitative review, or (c) lived in a state with the appropriate applicable exemption after the shares had been registered with a qualitative review in a different state.

     From July, 2000, to September, 2000 the Company issued 240,000 shares of Common Stock to a total of nine non-employee consultants, for services valued at $40,800, pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act of 1933. The Company relied on the following facts in determining that Rule 701 was available: (a) the shares were issued pursuant to a written agreement between the consultants and the Company, (b) the consultants rendered bonafide services not in connection with the offer or sale of securities in capital raising transactions, (c) the shares were issued pursuant to a written contract relating to the issuance of shares paid as compensation for services rendered, and (d) the amount of shares offered and sold in reliance on Rule 701 did not exceed $500,000 and all securities sold in the last 12 months have not exceeded $5,000,000.

     In July of 2000 the Company issued options to purchase 1,135,000 shares of the Company's common stock to sales employees and consultants. In October of 2001, the Company entered into a new employment contract with its President, and pursuant to the new employment contract it has granted him options to purchase a total 500,000 shares of it's common stock, 250,000 shares at $0.17 per share, and 250,000 shares at $0.35 per share.

     In March of 2001, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold an option for $15,000 to PFK Acquisition Group II, LLC, a California Limited Liability Corporation, and an accredited investor, which gives it the right to purchase 1,500,000 shares of the Company's common stock at a price of $0.16 per share by May 22, 2001. PFK paid to the Company $85,000 of the option execution price, and the Company extended the option until June 22, 2001, by which date PFK exercised the options.

     In March of 2002, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold 1,350,000 common shares at a price of $0.32 per share for a total of $432,000. The shares were sold to accredited investors who were personal acquaintances of the Company's President, Norman Gardner, and its Vice-Chairman, Edward Fishman.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is quoted on the bulletin board under the symbol "LLTI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of April 1, 2002 there were approximately 125 shareholders of Common Stock.


                                             High              Low
                                            -----              ----
                  2001
                  -----
                  First Quarter             0.55                0.25

                  Second Quarter            0.50                0.30

                  Third Quarter             0.50                0.35

                  Fourth Quarter            0.60                0.32



(b) As of December 31, 2002, there were approximately 100 holders of the Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending December 31, 2001.

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

Overview

     In March 2002, the Company's original patent application for its technology for laser activated ink technologies which may be used as part of an anti-counterfeiting protection process was granted. In addition the Company has applied for two additional patents which offer alternative solutions to stopping counterfeiting and diversion. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products. We have entered into licensing agreements with the Bud Jones Company, Bourgogne et Grasset, and Slot Tickets to utilize our technology the gaming industry. We anticipate that these contracts will generate our first operating revenues by the third quarter of 2002.

     From its inception in 1999, LaserLock has been engaged primarily in activities devoted towards obtaining the patent rights to the technology, general business operations, research and development, negotiating licenses and agreements with potential customers, creating a sales and management infrastructure by hiring consultants and independent contractors , and obtaining financing. The Company intends to spend between $50,000 to $100,000 for consultant services during the 2002 fiscal year. There have been limited revenues from sales to date.

     The Company is a technology licensing Company which licenses its technology to both third parties who incorporate it into their products for resale to their customers, and also directly to end users who incorporate the technology into their products at their manufacturing facilities. The Company receives per unit royalties on volume usage of its technology. The Company intends to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

     The Company believes that its current office space, which consists of approximately 1,000 square feet located in the home of its President, Norman Gardner, and for which it pays no rent, and its 1,725 feet of office space at offices in Los Angeles at 2659 Townsgate Rd., Suite 113, Westlake Village, California 91361 will be sufficient to house its operations for the next year.

     Results of Operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000

     It is difficult for LaserLock to forecast its revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the coming fiscal year due to the sales and products infrastructure which we have been attempting to create over the past year, including our asset purchase of EDS Marketing, Inc.

     As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

     For the year ending December 31, 2001, the Company had Sales and Royalties revenues of $11,803, as opposed to Sales and Royalties revenues of $0 for the year ending December 31, 2000. The increase in sales and revenues is do to the Company's consummation and initial deliverance of materials pursuant to contracts the Company has entered into or intends to enter into.

     The Company's general and administrative costs aggregated approximately $422,700 for the year ended December 31, 2001 as compared to $119,767 for the year ended December 31, 2000 representing an increase of $302,933. Included in general and administrative expense is a $310,000 charge for the excess purchase price of the acquired assets of EDS Marketing, Inc. over their after tax fair market value. These assets were acquired in a tax-free transaction. As a consequence of this transaction, an income tax benefit in the amount of $310,000 was recorded representing a reduction in the valuation allowance necessary to off-set deferred tax assets. The Company's sales and marketing costs aggregated approximately $625,641 for the year ended December 31, 2001 as compared to $149,356 for the year ended December 31, 2000 representing an increase of $476,285. This increase represents increased spending related to the Company's purchase of the assets EDS Marketing, Inc.'s. Specifically, the Company began marketing its products in earnest this year by attending trade shows, creating promotional materials, adding sales staff, and building a web site. The Company's research and development costs aggregated approximately $173,412 for the year ended December 31, 2001 as compared to $60,718 for the year ended December 31, 2000 representing an increase of $112,694. This increase represents increased spending related to the full time presence of the Company's research team which has resulted in the application for two additional patents during the year. Finally, the Company's legal and accounting costs aggregated approximately $146,845 for the year ended December 31, 2001 as compared to $36,935 for the year ended December 31, 2000 representing an increase of $109,910. This increase represents the increased legal costs the Company incurred in its purchase of the assets EDS Marketing, Inc, its pursuit of patents, and its license acquisition from Nocopi Technologies, Inc.


Liquidity and Capital Resources

     The Company decreased its cash balance by $ 387,819 from a cash balance at December 31, 2000 of $656,803 to $268,984 at December 31, 2001. Working capital at December 31, 2001 is positive at $275,473. For the year ended December 31, 2001 working capital was provided by the decrease in cash and cash equivalents.

     LaserLock has incurred negative cash flows from operation since its inception. The Company has begun to solicit business, and expects to continue to expend sums to market and sell its products.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets.

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

     The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company expects to expend $100,000 on its research and development program in the upcoming year and the Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     The Company has no plans to change the number of employees or independent contractors it employs at this time, and plans to continue to utilize its current employees and contractors for at least the duration of 2002. The Company intends to third party manufacture all of its products during 2002, and does not believe that it will be making major plant and equipment purchases during this year.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto at page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreements with its accountants on accounting or financial disclosure.



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

     The position(s) held by each Officer and Director of the Company are shown on the following table. Directors Norman Gardner and Michael Prevot were elected in November, 1999, and Directors Ed Fishman, Steven Meistrich, and Joel Pinsky were elected during 2001. All Directors will serve for one year or until the next annual meeting of the Company's Shareholders and until a successor is elected and has qualified.


Name               Age        Position
Norman A. Gardner  59         CEO,  and Chairman of the Board of Directors
Ed Fishman         58         Vice Chairman of the Board of Directors
Steven Meistrich   43         Executive Vice President and a Director
Ed Bell            53         Director of Research and Development
Joel A. Pinsky     65         Secretary, Treasurer, and a Director
Michael J. Prevot  46         Vice- President and a Director
Doug Wise          56         Vice President of Sales and Marketing


NORMAN A. GARDNER

     Norman A. Gardner has been the President of the Company since inception on November 11, 1999. From 1974 to 1985 Mr. Gardner served as President of Polymark Management, Ltd., a Canadian public relations firm. In 1982, Mr. Gardner founded Nocopi Technologies, Inc. of West Conshohocken, PA, a publicly traded company. He served as President and Chief Executive Officer of Nocopi from 1985 until 1997, and as Chairman of its board until March, 1998. Mr. Gardner received his B.A. in English from McGill University in 1963.


ED FISHMAN

     Mr. Fishman has been the Company's Vice Chairman of the Board of Directors since the Company's acquisition of EDS Marketing, Inc, where he was the Chairman of the board since 2000. Prior to that, Mr. Fishman had been the Chairman and CEO of Players International, Inc., which he founded, built and eventually sold to Harrah's. Mr. Fishman received his B.A. degree from California State University, Northridge, in 1966.


STEVEN MEISTRICH

     Mr. Meistrich has been the Company's Executive Vice President and a Director since the Company's acquisition of EDS Marketing, Inc, in Los Angeles, where he was the Chief Executive Officer since 2000. Prior to that, Mr. Meistrich had been the founder of Best Bet TV of Los Angeles, since 1999, CEO of Entertainment Marketing Technology of Los Angeles since 1998, and founder and CEO of the Lab-e-rinth Group of Los Angeles since 1989. Mr. Meistrich received his Masters degree from Johns Hopkins in 1979.

ED BELL

     Mr. Bell has been the Company's Director of Research & Development since 2000. From 1989 to 1999, Mr. Bell was Vice-President of Olde Philadelphia Mint. In 1999, Mr. Bell formed Educational Computer Company which consults with Coin Mechanisms Inc. and Kilmartin Industries Inc. Mr. Bell holds over a dozen patents in the fields of fluidics, mechanics and electronics.

JOEL PINSKY

     Mr. Pinsky has been the Secretary and International Counsel of the Company since October 2001. Mr. Pinsky is a founding partner with the law firm of GROSS, PINSKY and has practiced his profession in Montreal, Canada on full-time basis for 40 years. He received his B.A. degree from McGill University in 1957, his B.C.L. degree from McGill University in 1960 and his B.Com degree from Concordia University in 1961.

MICHAEL J. PREVOT

     Michael Prevot has been the Vice-President of Sales of the Company since inception. From 1985 to 1999, Mr. Prevot has served as President of Vista Security Papers, a San Francisco based company which sells security products. Mr. Prevot studied business at the College of San Mateo in San Mateo, California, in 1974-1975, and at Skyline College in San Bruno, California in 1975-1976. Mr. Prevot dedicates 10 - 20 percent of his time performing his tasks for the Company. These tasks include approaching potential clients and arranging for sales meetings and presentations.

DOUG WISE

     Mr. Wise has been the Company's Vice President of Sales and Marketing since the Company's acquisition of EDS Marketing, Inc, where he was the Executive Vice President of Sales since 200. Prior to that, Mr. Wise had been the Director and Vice President of Marketing for Entertainment Marketing Technology since 1988, and Senior Vice President of Development and Marketing for Players International since 1986. Mr. Wise received his B.B.A degree from University of Memphis in 1968.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2001, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2001 and no bonuses were awarded during fiscal 2001.



                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Norman Gardner(1)
President,                   2001  86,250(3)       -0-     15,600(2)(3) -0-             500,000  -0-         -0-
Director                     2000  75,000          -0-     15,600(2)    -0-             -0-      -0-         -0-
                             1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Michael Prevot
Vice President of Marketing, 2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director                     2000      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Ed Fishman,                  2001      8,000(4)    -0-         -0-      -0-             500,000  -0-         -0-
Vice Chairman of
Board of Directors

Steven Meistrich,            2001      8,000(4)    -0-         -0-      -0-             500,000  -0-         -0-
Executive Vice President
Director

Ed Bell,                     2001      -0-         -0-         -0-      -0-             500,000  -0-         -0-
Director of
Research and Development

Joel Pinsky,                 2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Secretary, Treasurer
Director

Doug Wise,                   2001      8,000(4)    -0-         -0-      -0-             500,000  -0-         -0-
Vice President
Sales and Marketing



---------------------------------------------

1. On October 1, 2001 the Company entered into a new employment agreement with its President, Norman Gardner, which provides for compensation of $120,000 annually, commencing October 1, 2001, and escalating to $150,000 per annually from October 1, 2003, and which expires on September 30, 2006. In addition the agreement grants Mr. Gardner 500,000 options to purchase the Company's common stock, 250,000 shares at $0.17 per share, and 250,000 shares at $0.35 per share. In all other respects, the contract is the same as his employment agreement from January 1, 2000.

2.   Company car, insurance, repairs and expenses.

3.   Computed as funds expended as of the date of this filing.

4.   Advances against commissions.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of December 31, 2001, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Norman Gardner                           3,750,000    22.11%
President
837 Lindy Lane
Bala Cynwyd, PA 19004

Michael J. Prevot                        106,500       0.59%
419 Buena Vista Ave.
San Mateo, CA 94403

Ed Fishman                               500,000       2.95%
27234 Pacific Coast Highway
Malibu, CA 90265

Steven Meistrich                         500,000       2.95%
4312 Manorview Court
Moorpark, CA 93021

Doug Wise                                500,000       2.95%
5318 Old Hwy 96
Franklin, TN 37064

Ed Bell                                   45,010       0.26%
5 Alexandra Court
Glenn Mills, PA 19342



Directors and Officers as a Group      5,401,510      31.85%

(1) Percentage of ownership is based on 16,957,867 shares of Common Stock issued and outstanding as of December 31, 2001.



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     On December 23, 2001, the Company purchased the assets of E.D.S. Marketing, Inc. for 2,000,000 shares of restricted stock. Prior to the transaction, the Company had no relationship with that Company or with management of that Company. As a result of the acquisition, three former employees of E.D.S. Marketing, Inc. became management employees of the Company. These people are Ed Fishman, the Company's Vice Chairman of the Board of Directors, Steven Meistrich, the Company's Executive Vice President and a Director, and Doug Wise, the Company's Vice President of Sales and Marketing. In addition to becoming employees of the Company, pursuant to the transaction each of these three persons received 500,000 of the total 2,000,000 shares used to purchase the assets E.D.S. Marketing, Inc., and received grants of options to purchase an additional 500,000 shares each.

     There have been no other material transactions, series of similar transactions, or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

CERTAIN  BUSINESS  RELATIONSHIPS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than the one listed in Transaction with Management and Others section, above.


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB filed on November 14, 2000, and Amendments thereto.

                       THIS PAGE LEFT INTENTIONALLY BLANK

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                           DECEMBER 31, 2001 AND 2000



                                                                     Page

INDEPENDENT AUDITOR'S REPORT                                          F-1

CONSOLIDATED BALANCE SHEETS                                           F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-3

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY                                                F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-6

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from development stage activities raise substantial doubt about its ability to continue as a going concern. Management's actions in regard to this matter are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/LARSON, ALLEN, WEISHAIR & CO., LLP
                                   LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 26, 2002


                                      (F-1)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                                         2001                 2000
                                                                                   -----------------    -----------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $ 268,984            $ 656,803
  Receivables                                                                                 5,593                4,725
  Note receivable                                                                            15,000                    -
  Prepaid expenses                                                                           26,250                4,250
                                                                                   -----------------    -----------------
          Total current assets                                                              315,827              665,778
                                                                                   -----------------    -----------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization of $13,305                             744,694                    -
                                                                                   -----------------    -----------------
          Total assets                                                                  $ 1,060,521            $ 665,778
                                                                                   =================    =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                    $ 19,312                $ 245
  Deferred revenue                                                                           21,042                    -
                                                                                   -----------------    -----------------
          Total current liabilities                                                          40,354                  245
                                                                                   -----------------    -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.001 par value; 40,000,000 shares authorized,
    16,957,867 shares at December 31, 2001 and 13,289,999
    shares at December 31, 2000 issued and outstanding                                       16,958               13,290
  Deferred consulting fees                                                                        -              (20,683)
  Additional paid-in capital                                                              2,477,450            1,094,868
  Deficit accumulated during the development stage                                       (1,474,241)            (421,942)
                                                                                   -----------------    -----------------
          Total stockholders' equity                                                      1,020,167              665,533
                                                                                   -----------------    -----------------
          Total liabilities and stockholders' equity                                    $ 1,060,521            $ 665,778
                                                                                   =================    =================

                 See accompanying notes to financial statements
                                      (F-2)

                    LOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
           NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                  Cumulative           Year Ended          Year Ended
                                                                    Since             December 31,        December 31,
                                                                  Inception               2001                2000
                                                               -----------------    -----------------   ------------------
REVENUES
  Sales                                                                 $ 6,595              $ 6,595                  $ -
  Royalties                                                               5,208                5,208                    -
                                                               -----------------    -----------------   ------------------
      Total revenues                                                     11,803               11,803                    -
                                                               -----------------    -----------------   ------------------
COSTS AND EXPENSES
  Research and development                                              234,130              173,412               60,718
  Patent                                                                 50,989               25,989               25,000
  Legal and accounting                                                  183,780              146,845               36,935
  Sales and marketing                                                   774,997              625,641              149,356
  General and administrative                                            596,580              422,700              119,767
                                                               -----------------    -----------------   ------------------
      Total costs and expenses                                        1,840,476            1,394,587              391,776
                                                               -----------------    -----------------   ------------------
LOSS BEFORE OTHER INCOME                                             (1,828,673)          (1,382,784)            (391,776)
                                                               -----------------    -----------------   ------------------
OTHER INCOME
  Interest income                                                        44,432               20,485               23,947
                                                               -----------------    -----------------   ------------------
LOSS BEFORE INCOME TAX BENEFIT                                       (1,784,241)          (1,362,299)            (367,829)
INCOME TAX BENEFIT                                                      310,000              310,000                    -
                                                               -----------------    -----------------   ------------------
NET LOSS                                                            $(1,474,241)         $(1,052,299)          $ (367,829)
                                                               =================    =================   ==================
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                                               14,105,028           10,015,407
                                                                                    =================   ==================
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                                                               $ (0.07)             $ (0.04)
                                                                                    =================   ==================

                 See accompanying notes to financial statements
                                      (F-3)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001


                                                                                                            Deficit
                                                                                                          Accumulated
                                                           Common Stock                       Additional   during the
                                                     -------------------------
                                                     Number of                   Consulting    Paid-In   Development
                                                     Shares        Amount           Fees       Capital      Stage        Total
                                                     -----------  ------------   ----------  ----------- ------------   ---------
Issuance of 4,278,000 shares on November 10, 1999     4,278,000       $ 4,278                  $ 16,595          $ -    $ 20,873
Issuance of 1,232,000 shares of common stock in
  exchange for services                               1,232,000         1,232                    35,728            -      36,960
Issuance of 2,090,000 shares of common stock          2,090,000         2,090                    60,610                   62,700
Stock issuance costs                                          -             -                   (13,690)           -     (13,690)
Net loss                                                      -             -                         -      (54,113)    (54,113)
                                                     -----------  ------------   ----------  ----------- ------------   ---------
Balance December 31, 1999                             7,600,000         7,600                    99,243      (54,113)     52,730
Issuance of 5,449,999 shares of common stock          5,449,999         5,450                   921,050            -     926,500
Issuance of 240,000 shares of common stock in
  exchange for services                                 240,000           240    $ (40,800)      40,560
Stock issuance costs                                          -             -                   (16,335)           -     (16,335)
Fair value of non-employee stock options                                                         50,350                   50,350
Amortization of deferred consulting fees                                            20,117                                20,117
Net loss                                                                    -            -            -     (367,829)   (367,829)
                                                     -----------  ------------   ----------  ----------- ------------   ---------
Balance December 31, 2000                            13,289,999        13,290      (20,683)   1,094,868     (421,942)    665,533

Issuance of 217,500 shares of common stock              217,500           218                    77,723            -      77,941
Issuance of 2,000,000 shares of common stock and
  2,000,000 stock options for purchase of intangibles 2,000,000         2,000                   736,000                  738,000
Issuance of 1,500,000 stock options                                                              15,000                   15,000
Exercise of 1,450,368 options                         1,450,368         1,450                   230,609                  232,059
Fair value of non-employee stock options                                                        323,250                  323,250
Amortization of deferred consulting fees                                            20,683                                20,683
Net loss                                                                    -            -            -   (1,052,299) (1,052,299)
                                                     -----------  ------------   ----------  ----------- ------------ -----------
Balance December 31, 2001                            16,957,867      $ 16,958          $ -   $2,477,450  $(1,474,241) $1,020,167
                                                     ===========  ============   ==========  =========== ============ ===========

                 See accompanying notes to financial statements
                                      (F-4)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
           NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001


                                                                        Cumulative         Year Ended         Year Ended
                                                                          Since             December           December
                                                                        Inception           31, 2001           31, 2000
                                                                      ---------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $ (1,474,241)       $ (1,052,299)        $ (367,829)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Noncash items included in net income:
      Amortization                                                            13,305              13,305
      Fair value of options issued in exchange for services                  373,600             323,250             50,350
      Stock issued in exchange for services                                   36,960
      Amortization of deferred consulting fees                                40,800              20,683             20,117
    Changes in assets and liabilities:
        (Increase) decrease in interest receivable                            (5,593)               (868)            (4,725)
        Increase in prepaid expenses                                         (26,250)            (22,000)              (750)
        (Decrease) increase in accounts payable                               19,313              19,068             (5,755)
        Increase in deferred revenue                                          21,042              21,042                  -
                                                                      ---------------    ----------------   ----------------
          Net cash used in operating activities                           (1,001,064)           (677,819)          (308,592)
                                                                      ---------------    ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of intangibles                                                    (20,000)            (20,000)
  Increase in note receivable                                                (15,000)            (15,000)
                                                                      ---------------    ----------------
          Net cash used in financing activities                              (35,000)            (35,000)
                                                                      ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   1,088,014              77,941            926,500
  Proceeds from exercise of stock options                                    232,059             232,059                  -
  Proceeds from issuance of stock options                                     15,000              15,000
  Stock issuance costs                                                       (30,025)                  -            (16,335)
                                                                      ---------------    ----------------   ----------------
          Net cash provided by financing activities                        1,305,048             325,000            910,165
                                                                      ---------------    ----------------   ----------------
          Net increase (decrease) in cash                                    268,984            (387,819)           601,573

CASH, BEGINNING                                                                                  656,803             55,230
                                                                      ---------------    ----------------   ----------------
CASH, ENDING                                                               $ 268,984           $ 268,984          $ 656,803
                                                                      ===============    ================   ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES
  Common stock issued for services                                          $ 77,760                               $ 40,800
                                                                      ===============                       ================
  Common stock and stock options issued for purchase
    of intangibles                                                         $ 738,000           $ 738,000
                                                                      ===============    ================


                 See accompanying notes to financial statements
                                      (F-5)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

          Principle of consolidation

          The accompanying consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its 100% owned subsidiaries, LL Security Products, Inc. and EDS Marketing, Inc. All intercompany transactions have been eliminated in consolidation.

          Use of estimates

          The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Cash and cash equivalents

          For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

          Revenue recognition

          The Company recognizes revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.



                                      (F-6)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1    NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Earnings per share of common stock

          In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earning per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Loss per share amounts have been calculated in accordance with requirements of SFAS No. 128. For the year ended December 31, 2001 and 2000, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

          Income taxes

          Federal income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future income taxes and intangibles acquired with no tax basis. A valuation allowance is provided when realization of a deferred tax asset is unlikely.

          Recently issued accounting principles

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.

          The provisions of SFAS No. 141 applies to business combination transactions that occur after June 30, 2001. SFAS No. 141 will not effect the consolidated financial statements of the Company.

          The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions of SFAS No. 142 eliminated goodwill amortization and provides for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard is expected to have no effect on the Company's consolidated financial statements.

          Start-Up and organization costs

          In accordance with AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," the costs of start-up activities and organization costs are expensed as incurred.


                                      (F-7)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1    NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Research and development costs

          Research and development costs are expensed when incurred. Total amount expensed for the year ending December 31, 2001 and 2000 was $173,412 and $60,718, respectively.

          Reclassification

          Certain items in the 2000 financial statements have been reclassified to conform with the presentation in the 2001 consolidated financial statements. There was no effect on net income or shareholders' equity.

NOTE 2    REALIZATION OF ASSETS

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3    CONVERTIBLE PROMISSORY NOTE RECEIVABLE

          On November 30, 2001 LaserLock loaned an unrelated corporation $15,000. The note bears 10% interest per annum and is due and payable sixty (60) days from the date the money is received by the corporation.

          LaserLock can convert all or any portion of the outstanding principal amount together with accrued interest thereon into common stock at $.20 per share until such time as the borrower sells preferred stock in the amount of not less than $1,500,000. Upon consummation of the aforementioned financing, LaserLock can convert the note and accrued interest into preferred shares at a conversion price equal to 80% of the purchase price at which the preferred equity is made available to bona fide third parties.

NOTE 4    DEFERRED REVENUE

          At December 31, 2001, LaserLock was in the process of negotiating a contract with an unrelated third party. As part of the negotiations, the unrelated third party agreed to advance LaserLock $60,000 and LaserLock agreed that the advance would be credited against future royalties if an agreement was finalized. LaserLock received $20,000 in 2001 and recorded the payment as deferred revenue. In January and February 2002 LaserLock received two more payments totaling $40,000.



                                      (F-8)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5    INCOME TAXES

          The income tax benefit consists of the following:

                                                  2001              2000
                                                  ----              ----

           Current                               $      -          $       -
           Deferred                               303,000           (135,000)
           Change in valuation allowance            7,000            135,000
                                                ---------         ----------

                                                 $310,000          $       -
                                                 ========         ==========

          At December 31, 2001, the Company had a net operating loss ("NOL") that approximated $1,150,000. Consequently, the Company had NOL carryforwards available for federal income tax purposes, which begin to expire in 2014.

          The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions.

                                                    2001                        2000
                                              ---------------------      ----------------------
                                              Amount     Percentage       Amount     Percentage

         U.S. federal income tax benefit
          at federal statutory rate            $(477,000)     (35)%        $(128,700)    (35)%
         State tax, net of federal tax effect    (47,000)      (3)           (23,900)     (3)
         Non-deductible excess purchase
            price                                109,000        8                  -       -
         Non-deductible options                  112,000        8             17,620       2
         Change in valuation allowance            (7,000)      (1)           134,980      36
                                              ----------   ----------    -----------  --------

            Income tax benefit                $ (310,000)     (23)%       $        0       0%
                                              ===========   =======       ==========  =======

                The primary components of the Company's 2001 and 2000 deferred tax assets and the related valuation allowance are as follows:

                                                       2001            2000
                                                       ----            ----

          Deferred tax asset for NOL carryforwards    $452,000       $154,000
          Deferred tax liability for intangibles      (305,000)             -
          Valuation allowance for NOL carryforwards   (147,000)      (154,000)
                                                     ----------     ----------

          Net deferred tax asset                     $       0        $     0
                                                     ==========     ==========

          Management has determined that the realization of the deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.




                                      (F-9)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6    CAPITAL STOCK ISSUED FOR SERVICES

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

NOTE 7    STOCK OPTION PLAN

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


                                      (F-10)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7    STOCK OPTION PLAN

          Stock option transactions for employees during 2001 and 2000 were as follows:

                                                                                               Weighted Average
                                                                             Exercise Price        Exercise Price
                                                 Option       Vested            Per Vested           Per Vested
                                                 Shares        Shares       Common Share          Common Share
                                                 ------       --------      ------------       -----------------
              Granted/vested during the year        25,000        25,000     $.17                   $.17
              Exercised during the year                  -             -
                                                   -------       -------

              Balance, December 31, 2000            25,000        25,000     $.17                   $.17

              Granted/vested during the year       500,000       500,000     $.17-.35               $.26
              Exercised during the year                  -             -
                                                   -------       -------

              Balance, December 31, 2001           525,000       525,000     $.17-$.35              $.26
                                                   =======       =======

          Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2001 is as follows:

                                                      Employee Options Outstanding
                                    --------------------------------------------------------------------
                   Range of          Number Outstanding       Weighted Average Remaining             Weighted Average
                Exercise Prices         at 12/31/01                Contractual Life                  Exercise Price
                  $0.00-$1.00              525,000                     3.83 years                      $.26

                                                              Employee Options Exercisable
                        -----------------------------------------------------------------------------------------------------
                        Range of                Number Outstanding               Weighted Average
                     Exercise Prices              at 12/31/01                    Exercise Price
                        $0.00-$1.00                   525,000                      $.26

          The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which for employee stock options permits the use of intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

          Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss per common share would have been increased to the pro forma amounts indicated below.


                                      (F-11)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7        STOCK OPTION PLAN

                                                                                       2001            2000
                    Net loss:
                          As reported                                                $(1,052,299)    $(367,829)
                          Pro forma                                                  $(1,072,299)    $(369,329)

                    Net loss per common share basic and diluted:
                          As reported                                                      $(.07)        $(.04)
                          Pro forma                                                        $(.08)        $(.04)

          Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                                                       2001            2000
                                                                                       ----            ----
                    Risk free interest rates of return                                    5.00%           6.00%
                    Expected option life                                              60 months       60 months
                    Volatility                                                              30%             25%
                    Expected dividends                                                       $0              $0
                    Weighted average fair value                                            $.04            $.06

          In addition to options granted to employees under the plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under these agreements are expensed when the related service or product is provided.

          Stock option transactions for non-employees during 2001 and 2000 were as follows:

                                                                              Exercise Price        Weighted Average
                                                 Option         Vested           Per Vested         Exercise Price Per
                                                 Shares         Shares        Common Share      Vested Common Share

                Granted/vested during the year 1,110,000      1,110,000         $.17 - $.35           $.22
                Exercised during the year        -               -
                                              -----------    -----------

                Balance, December 31, 2000     1,110,000      1,110,000         $.17 - $.35           $.22

                Granted/vested during the year 3,650,000      1,650,000         $.17-$.35             $.18
                Exercised during the year     (1,450,368)    (1,450,368)        $.17                  $.16
                                              -----------    -----------

                Balance, December 31, 2001     3,309,632      1,309,632         $.17-$.35             $.23
                                              ==========     ==========

          Included in options granted during 2001 are the 2,000,000 option shares granted in connection with the acquisition of EDS Marketing, Inc. as disclosed in Note 13.

          Total expense recognized by the Company during 2001 and 2000 for non-employee granted options was $323,250 and $50,350, respectively. Significant assumptions used to calculate the above fair value of the awards for 2001 and 2000 are no dividend yield for either year, expected volatility of 30% and 25%; risk free interest rate of return of 5% and 6%, respectively and expected option life of five years.

                                      (F-12)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7    STOCK OPTION PLAN

          Information with respect to non-employee stock options outstanding and non-employee stock options exercisable at December 31, 2001 is as follows:

                                                  Non-Employee Options Outstanding
                                    --------------------------------------------------------------------
                   Range of          Number Outstanding              Weighted Average Remaining       Weighted Average
                Exercise Prices         at 12/31/01                    Contractual Life              Exercise Price
                   $0.00-$1.00           3,309,632                         3.11 years                  $.49

                                                        Non-Employee Options Exercisable
                        ---------------------------------------------------------------------------------------------------
                        Range of                Number Outstanding               Weighted Average
                     Exercise Prices              at 12/31/01                    Exercise Price
                        $0.00-$1.00                 1,309,632                      $.23

NOTE 8    RELATED PARTY TRANSACTIONS

          Effective January 1, 2000, the Company entered into an employment agreement with its president, providing for a minimum annual salary of $75,000. As part of the employment agreement, the president conveyed the entire right, title and interest in a patent application for counterfeit technology to the Company. No value was assigned to such patent. In October 2000, the Company entered into a new four-year employment agreement with its president effective January 1, 2001. The agreement provides for annual compensation of $90,000 and payment of certain fringe benefits, including use of an automobile. Additionally, the agreement provides for the issuance of Non-Statutory Stock Options (not covered by the Stock Option Plan discussed in Note 5) to purchase 250,000 shares of common stock at $.17 per share and 250,000 shares at $.35 per share. Effective October 1, 2001, the Company modified its employment agreement with its President. The modifications include raising the annual compensation to $120,000 until September 30, 2003 and then to $150,000 per annum during the period October 1, 2003 to September 30, 2006. All other terms of employment remain the same.

          During 1999, the Company paid approximately $10,000 to one of its stockholders for legal services rendered in connection with issuance of the Company's common stock. The amount has been included as a reduction of additional paid-in capital.

          The Company maintains its office at the home of its President. No formal lease agreement exists and no rent expense has been incurred.


                                      (F-13)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9    COMMITMENTS

          Office lease

          The Company's subsidiary leases office space in California. The current lease expires in February 2003. The minimum annual lease payments are as follows:

             2002             $37,136
             2003               4,804
                             --------

                              $41,940

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

NOTE 10   LICENSING AGREEMENT

          In October 2001, LaserLock Technologies, Inc. (the Company) entered into a licensing agreement with a company located in the United States and a company located in France (together the Licensee) which grants the Licensee the non-exclusive right to use the Company's technology to market, promote, sell, manufacture and have manufactured non-exclusive products or components of non-exclusive products in the Licensee's territory. The Licensee's territory is the world.

          In consideration of the rights granted to the Licensee under the agreement, the Licensee agrees to pay to the Company royalties in accordance with the agreement. The minimum annual royalty fee of twenty-five thousand dollars ($25,000) shall be paid by the Licensee to the Company by way of four quarterly payments of six thousand two hundred fifty dollars ($6,250). The Company received $6,250 in 2001.

          The agreement is for one year and may be automatically renewed from year to year by the Licensee.

NOTE 11   FINANCIAL INSTRUMENTS

          Concentration of credit risk

          Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash.

                                      (F-14)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11   FINANCIAL INSTRUMENTS

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

          Fair value of financial instruments
          -----------------------------------

          Cash and accounts payable approximate their fair values due to the short maturity of these instruments.

NOTE 12   PATENTS

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

          The subject patent application was filed December 10, 1999 and notification that it will be granted was received March 12, 2002.

NOTE 13   ACQUISITIONS

          EDS Marketing, Inc.

          On December 31, 2001 the Company acquired 100% of EDS Marketing, Inc.'s common stock for $20,000, 2,000,000 shares of its common stock and options to purchase 2,000,000 shares of its common stock. The value of the 2,000,000 shares of common stock was $708,000 and the value of the options to purchase 2,000,000 shares of common stock was $30,000. The total consideration for the common stock of EDS was $758,000.

          EDS Marketing, Inc. is a recently formed corporation consisting of a collection of assets transferred into the corporation prior to the merger. EDS Marketing, Inc. was not an operating business prior to the acquisition. At the time of the acquisition, three of EDS's officers entered into employment contracts whereby they are employed at will and one officer entered into a consulting agreement that terminates on March 31, 2002 unless extended by the parties.


                                      (F-15)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 13   ACQUISITIONS

          EDS assigned four marketing agreements with unrelated enterprises to the Company. The agreements were for 120 days with options to renew for 24 months.

          The companies are engaged in security technology involving the following activities:

          - Biometric security and profiling
          - Anonymous internet shopping
          - Anonymous telecommunications
          - Offsite supervision through the internet

          Management believes that these technologies have gaming industry applications.

          EDS also assigned an agreement to market and sell slot machine tickets with third party advertising thereon to casinos and others engaged in the gaming industry.

          Management assigned the purchase price to the intangible assets and lives to the intangible assets as follows:

                                                    Value          Life

                   Employment contracts              $100,000    24 months
                   Four marketing agreements          300,000    24 months
                   Slot machine tickets agreement     358,000    36 months
                                                    ---------

                                                     $758,000
                                                    =========

          The assets acquired have no tax basis. Accordingly, a deferred tax liability of $310,000 was recorded upon acquisition. The difference between the net assets acquired, after considering the deferred tax liability, and the purchase price was immediately expensed. In addition, the deferred tax liability reduced the need for a valuation allowance in the same amount resulting in a tax benefit during 2001.

          The amortization expense for 2001 totaled $13,305.

          LL Security Products, Inc.

          In July 2001, the Company formed LL Security Products, Inc. with an investment of $50,000. LL Security Products, Inc. was incorporated to operate the Company's marketing aspects of its business.

NOTE 14   SUBSEQUENT EVENTS

          Pursuant to a private placement in March 2002, the Company sold 1,350,000 shares of its common stock for $.32 per share. The total proceeds were $432,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   4-10-02                          By: /s/ Norman A. Gardner
                                            Norman Gardner
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date


/s/ Norman A. Gardner                                         4-10-02
Norman A. Gardner       Pres. CEO,  Chairman Bd of Dir.

/s/ Ed Fishman                                                4-10-02
Ed Fishman              Vice Chairman Bd of Dir.

/s/ Steven Meistrich                                          4-10-02
Steven Meistrich        Executive V.P., Director

/s/ Ed Bell                                                   4-10-02
Ed Bell                 Dir. of Research and Development

/s/ Joel Pinsky                                               4-10-02
Joel Pinsky             Secretary, Treasurer, Director

/s/ Michael J. Prevot                                         4-10-02
Michael J. Prevot       V.P., Director

/s/ Doug Wise                                                 4-10-02
Doug Wise               V.P. of Sales and Marketing