Form 10QSB
period 2001-12-31
LASERLOCK TECHNOLOGIES INC
filed 2002-05-15
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31,  2002

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

                          Yes    X                  No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at March 31, 2002
 -----                                 ----------------------------

Common  Stock,  no  par  value                  18,178,492

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited    Consolidated Balance  Sheet
                    at  March 31, 2002

                  Unaudited   Consolidated Statement  of  Operations
                    for  the  three  months  ended
                        March 31, 2001  and  2002

                  Unaudited    Consolidated Statement  of  Stockholders Equity
                   for  the three  months  ended    March 31, 2002

                  Unaudited   Consolidated Statement  of  Cash  Flow  for  the
                    three  months  ended      March 31, 2001  and  2002

                  Consolidated Notes  to  Unaudited   Financial  Statements


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION

Item  1.           Legal Proceedings

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                         LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ----------------
                                                                                    (Unaudited)

                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $ 379,735           $ 268,984
  Receivables                                                                               4,717               5,593
  Note receivable                                                                          25,000              15,000
  Prepaid expenses                                                                         23,338              26,250
                                                                                   ---------------    ----------------

         Total current assets                                                             432,790             315,827
                                                                                   ---------------    ----------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization of $93,138 as
     of March 31, 2002 and $13,305 as of December 31, 2001                                664,861             744,694
                                                                                   ---------------    ----------------

          Total assets                                                                 $1,097,651         $ 1,060,521
                                                                                   ===============    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses and total liabilities                             $ 7,652            $ 19,312
  Deferred Revenue                                                                        $ 1,042              21,042
                                                                                   ---------------    ----------------

         Total current liabilities                                                        $ 8,694              40,354
                                                                                   ---------------    ----------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.001 par value; 40,000,000 shares authorized,
   18,178,492 shares at March 31, 2002 and 16,957,867 shares at
   December 31, 2001 issued and outstanding                                                18,178              16,958
  Additional paid-in capital                                                            2,903,929           2,477,450
  Deficit accumulated during the development stage                                     (1,833,150)         (1,474,241)
                                                                                   ---------------    ----------------

          Total stockholders' equity                                                    1,088,957           1,020,167
                                                                                   ---------------    ----------------

          Total liabilities and stockholders' equity                                   $1,097,651         $ 1,060,521
                                                                                   ===============    ================




                See accompanying notes to financial statements

                         LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
    AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002



                                                                      Cumulative
                                                                         Since
                                                                       Inception             2002               2001
                                                                    ----------------    ----------------   ----------------

REVENUES
  Sales                                                                    $ 16,070             $ 9,475                $ -
  Royalties                                                                $ 71,458              66,250
                                                                    ----------------    ----------------   ----------------

         Total revenues                                                      87,528              75,725                  -
                                                                    ----------------    ----------------   ----------------

COSTS AND EXPENSES
  Research and development                                                  266,457              32,327             35,808
  Patent                                                                     55,060               4,071                  -
  Legal and accounting                                                      216,938              33,158             13,000
  Sales and marketing                                                       956,181             187,184             74,133
  General and administrative                                                775,231             178,651            332,549
                                                                    ----------------    ----------------   ----------------

          Total costs and expenses                                        2,269,867             435,391            455,490
                                                                    ----------------    ----------------   ----------------

LOSS BEFORE OTHER INCOME                                                 (2,182,339)           (359,666)          (455,490)

OTHER INCOME
  Interest income                                                            45,189                 757              9,051
                                                                    ----------------    ----------------   ----------------

LOSS BEFORE INCOME TAX BENEFIT                                           (2,137,150)           (358,909)          (446,439)

INCOME TAX BENEFIT                                                        $ 310,000                   -                  -
                                                                    ----------------    ----------------   ----------------

NET LOSS                                                                $(1,827,150)         $ (358,909)        $ (446,439)
                                                                    ================    ================   ================

BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                                                   17,111,926         13,289,999
                                                                                        ================   ================

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                                                                               $ (0.02)           $ (0.03)
                                                                                        ================   ================

                See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                                           Defecit
                                                       Common Stock                                       Accumulated
                                                    --------------------                  Additional      during the
                                                     Number                Consulting      Paid-in       Development
                                                    of Shares     Amount      Fees         Capital          Stage          Total
                                                  ----------    ---------   --------     ----------      -----------     ---------
Issuance of 4,278,000 shares on November 10, 1999 4,278,000      $ 4,278     $    -       $ 16,595          $      -     $ 20,873

Issuance of 1,232,000 shares of common stock
 in exchange for services                         1,232,000        1,232          -         35,728                 -       36,900

Issuance of 2,090,000 shares of common stock      2,090,000        2,090          -         60,610                 -       62,700

Stock issuance costs                                      -            -          -       (13,690)                 -      (13,690)

Net loss                                                  -            -          -              -          (54,113)      (54,113)
                                                  ----------    ---------   --------     ----------      -----------     ---------

Balance December 31, 1999                         7,600,000        7,600          -         99,243          (54,113)       52,730

Issuance of 5,449,999 shares of common stock      5,449,999        5,450          -        921,050                -       926,500

Issuance of 240,000 shares of common stock
 in exchange for services                           240,000          240   (40,800)         40,560                 -            -

Stock issuance costs                                      -            -          -       (16,335)                 -      (16,335)

Fair value of non-employee stock options grants           -            -          -         50,350                 -       50,350

Amortization of deferred consulting fees                  -            -     20,117              -                 -       20,117

Net loss                                                  -            -          -              -         (367,829)     (367,829)
                                                  ----------    ---------   --------     ----------      -----------     ---------

Balance, December 31, 2000                       13,289,999       13,290   (20,683)      1,094,868         (421,942)      665,533


                See accompanying notes to financial statements

                         LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002


                                                                                                         Defecit
                                                       Common Stock                                    Accumulated
                                                    ----------------------                 Additional  during the
                                                     Number                   Consulting     Paid-in   Development
                                                    of Shares        Amount      Fees        Capital      Stage          Total
                                                   -------------    --------   ---------   -----------   -----------   ----------
Balance, December 31, 2000                            13,289,999      13,290    (20,683)    1,094,868      (421,942)     665,533

Issuance of 217,500 shares of common stock               217,500         218          -        77,723             -       77,941
Issuance of 2,000,000 shares of common stock and
 2,000,000 stock options for purchase of intangibles   2,000,000       2,000          -       736,000             -      738,000
Issuance of 1,500,000 stock options                            -           -          -        15,000             -       15,000
Exercise of 1,450,368 options                          1,450,368       1,450          -       230,609             -      232,059
Fair value of non-employee stock options                       -           -          -       323,250             -      323,250
Amortization of deferred consulting fees                       -           -     20,683             -             -       20,683
Net loss                                                       -           -          -             -   (1,052,299)  (1,052,299)
                                                   -------------    --------   ---------   -----------   -----------   ----------
Balance, December 31, 2001                            16,957,867      16,958          -     2,477,450   (1,474,241)    1,020,167

Issuance of 1,220,625 shares of common stock           1,220,625       1,220                  389,379                    390,599
Fair value of non-employee stock options                                                       37,100                     37,100
Net loss for three months ended March 31, 2002                                                            (358,909)    (352,909)
                                                   -------------    --------   ---------   -----------   -----------   ----------

Balance, March 31, 2002 (unaudited)                   18,178,492      18,178          -     2,903,929   (1,833,150)    1,088,957
                                                   =============    ========   =========   ===========   ===========   ==========



                See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002


                                                                      Cumulative
                                                                         Since
                                                                       Inception             2002               2001
                                                                    ----------------    ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(1,827,150)         $ (358,909)        $ (446,439)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Non-cash items included in net loss:
      Fair value of options issued in exchange for service                  410,700              37,100            300,000
      Amortization                                                           93,138              79,833
      Stock issued in exchange for services                                  36,960
      Amortization of deferred consulting fees                               40,800                                 10,483
    Changes in assets and liabilities:
      (Increase) decrease in interest receivable                             (4,717)                876              1,956
      (Increase) decrease in prepaid expenses                               (23,338)              2,912
      (Decrease) increase in accounts payable                                 7,653             (11,660)             1,098
      Decrease in deferred revenue                                            1,042             (20,000)
                                                                    ----------------    ----------------   ----------------

          Net cash used in operating activities                          (1,264,912)           (269,848)          (132,902)
                                                                    ----------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of intangibles                                                  (20,000)
  Increase in note receivable                                               (31,000)            (10,000)
                                                                    ----------------    ----------------   ----------------

          Net cash used in investing activities                             (51,000)            (10,000)                 -
                                                                    ----------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock options                                    15,000                                 15,000
  Proceeds from issuance of common stock                                  1,478,613             390,599
  Proceeds from exercise of stock options                                   232,059
  Stock issuance costs                                                      (30,025)
                                                                    ----------------    ----------------   ----------------

          Net cash provided by financing activities                       1,695,647             390,599             15,000

          Net increase (decrease) in cash                                   379,735             110,751           (117,902)

CASH, BEGINNING                                                                                 268,984            656,803
                                                                    ----------------    ----------------   ----------------

CASH, ENDING                                                              $ 379,735           $ 379,735          $ 538,901
                                                                    ================    ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES
  Common stock issued for services                                         $ 77,760
                                                                    ================
  Common stock and stock options issued for purchase
    on intangibles                                                        $ 738,000
                                                                    ================



                See accompanying notes to financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1   BASIS OF PRESENTATIONS

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3   STOCK OPTIONS

          In March 2002, the Company issued 265,000 stock options to new members of its Board of Advisors. Each option provides the right to purchase one share of common stock at $.40 per share; immediate vesting of options and expiration of options in March, 2007. In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $37,100 during the first quarter of 2002.

NOTE 4   INCOME TAXES

          The Company has $1,346,000 in Federal and State net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2031.

          The components of the Company's deferred tax assets are as follows:



                                                March 31,       December 31,
                                                  2002             2002
                                                ------------    -------------
       Deferred tax asset for NOL carryforwards   $525,000      $   452,000
       Deferred tax liability for intangibles     (273,000)        (305,000)
       Valuation allowance                        (279,000)        (147,000)
                                                ------------    -------------
                                               $         -      $         -
                                                ============    =============

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 5   ISSUANCE OF COMMON STOCK

     Pursuant to a private placement in March 2002, the Company sold 1,115,625 shares of its common stock for $.32 per share. The total proceeds received during the three months ended March 31, 2002 were $357,000.

Item 2. Management Discussion and Analysis of Plan of Operation

Three Months Ending March 31, 2002 Compared to the Three Months Ending March 31, 2001

The Company had sales of $9,475 and royalties of $66,250 for the three-month period ending March 31, 2002 and no sales or revenues for the three-month periods ending March 31, 2001. This includes the Company's recording of revenue of $60,000 in the period ending March 31, 2002 from an evaluation project for an anti-diversion customer which has been completed. The Company has started to make sales under certain contracts in the gaming, anti-counterfeiting, and anti-diversion industries, and we are negotiating several others which should continue to increase our sales and royalties. We have been granted one patent in the United States and have applied for two additional patents for our technology for technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products.

The Company's net loss decreased 20% from $446,439 for the three months ending March 31, 2001 to $358,909 for the three months ending March 31, 2002. The decrease was primarily caused by a decrease in general and administrative costs which totaled $178,651 in the three months ending March 31, 2002, as opposed to $332,549 in the three months ending March 31, 2001, which together with sales and royalties which were previously non-existent, more than off-set our increased costs in sales and marketing which rose to $187,184 in the three months ending March 31, 2002, as opposed to $74,133 in the Three Months Ending March 31, 2001. The increase in these expenses was the result of the Company's marketing expenses and active solicitation of orders for our products and participation in gaming industry trade shows. The decreases in general and administrative costs reflects our succesful completion of the initial development of an administrative infrastructure to handle sales when they are consummated. The remaining significant increase in net loss was resultant of increased legal and accounting expenses to $33,158 in the three months ending March 31, 2002, as opposed to $13,000 in the three months ending March 31, 2001, to account for our continuing active patent activities and professional services to comply with certain governmental regulations.

Other income for the Three-month period totaled $757. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

During the first three months of 2002, the Company was able to meet its financial needs by continuing to utilize its cash reserves, and by replenishing its cash reserves via funds raised through sales of its common stock. The Company's cash reserves increased from $268,984 at the beginning of the period to $379,735 at the end of the period, as opposed to a decrease from $656,803 to $538,901 for the same period in 2001. This increase is accounted for by the Company's sale of 1,220,625 shares of it's common stock during the period at a price of $0.32 per share for a total of $390,599.

As indicated in the Company's most recent consolidated financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by continuing to utilize its cash reserves. As the Company completes the development and commercialization of its products, sales are expected to be generated. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:   May 13,  2002              By: /s/
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO