Form 10QSB/A
period 2002-03-31
LASERLOCK TECHNOLOGIES INC
filed 2002-05-22
CIK 1104038

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


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION



Item  1.          Consolidated Financial Statement, Unaudited



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


                  Notes to Unaudited Consolidated Financial Statements




Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION

Item  1.           Legal Proceedings

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                        2002               2001
                                                                                   ---------------    ----------------
                                                                                    (Unaudited)

                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $ 379,735           $ 268,984
  Receivables                                                                               4,717               5,593
  Note receivable                                                                          25,000              15,000
  Prepaid expenses                                                                         23,338              26,250
                                                                                   ---------------    ----------------

         Total current assets                                                             432,790             315,827
                                                                                   ---------------    ----------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization of $93,138 as
     of March 31, 2002 and $13,305 as of December 31, 2001                                664,861             744,694
                                                                                   ---------------    ----------------

          Total assets                                                                 $1,097,651         $ 1,060,521
                                                                                   ===============    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                   $ 7,652            $ 19,312
  Deferred Revenue                                                                        $ 1,042              21,042
                                                                                   ---------------    ----------------


         Total current liabilities                                                        $ 8,694              40,354
                                                                                   ---------------    ----------------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.001 par value; 40,000,000 shares authorized,
   18,178,492 shares at March 31, 2002 and 16,957,867 shares at
   December 31, 2001 issued and outstanding                                                18,178              16,958
  Additional paid-in capital                                                            2,903,929           2,477,450
  Deficit accumulated during the development stage                                     (1,833,150)         (1,474,241)
                                                                                   ---------------    ----------------

          Total stockholders' equity                                                    1,088,957           1,020,167
                                                                                   ---------------    ----------------

          Total liabilities and stockholders' equity                                   $1,097,651         $ 1,060,521
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




                                                                                                           Deficit
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




                                                                                                         Deficit
                                                       Common Stock                                    Accumulated
                                                    ----------------------                 Additional  during the
                                                     Number                   Consulting     Paid-in   Development
                                                    of Shares        Amount      Fees        Capital      Stage          Total
                                                   -------------    --------   ---------   -----------   -----------   ----------
Balance, December 31, 2000                            13,289,999      13,290    (20,683)    1,094,868      (421,942)     665,533


Issuance of 217,500 shares of common stock               217,500         218          -        77,723             -       77,941
Issuance of 2,000,000 shares of common stock and
 2,000,000 stock options for purchase of intangibles   2,000,000       2,000          -       736,000             -      738,000
Issuance of 1,500,000 stock options                            -           -          -        15,000             -       15,000
Exercise of 1,450,368 options                          1,450,368       1,450          -       230,609             -      232,059
Fair value of non-employee stock options                       -           -          -       323,250             -      323,250
Amortization of deferred consulting fees                       -           -     20,683             -             -       20,683
Net loss                                                       -           -          -             -   (1,052,299)  (1,052,299)
                                                   -------------    --------   ---------   -----------   -----------   ----------
Balance, December 31, 2001                            16,957,867      16,958          -     2,477,450   (1,474,241)    1,020,167


Issuance of 1,220,625 shares of common stock           1,220,625       1,220                  389,379                    390,599
Fair value of non-employee stock options                                                       37,100                     37,100
Net loss for three months ended March 31, 2002                                                            (358,909)    (358,909)
                                                   -------------    --------   ---------   -----------   -----------   ----------


Balance, March 31, 2002 (unaudited)                   18,178,492      18,178          -     2,903,929   (1,833,150)    1,088,957
                                                   =============    ========   =========   ===========   ===========   ==========




           See accompanying notes to consolidated financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                      Cumulative
                                                                         Since
                                                                       Inception             2002               2001
                                                                    ----------------    ----------------   ----------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(1,833,150)         $ (358,909)        $ (446,439)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Non-cash items included in net loss:
      Fair value of options issued in exchange for service                  410,700              37,100            300,000
      Amortization                                                           93,138              79,833
      Stock issued in exchange for services                                  36,960
      Amortization of deferred consulting fees                               40,800                                 10,483
    Changes in assets and liabilities:
      (Increase) decrease in interest receivable                             (4,717)                876              1,956
      (Increase) decrease in prepaid expenses                               (23,338)              2,912
      (Decrease) increase in accounts payable                                 7,653             (11,660)             1,098
      Decrease in deferred revenue                                            1,042             (20,000)
                                                                    ----------------    ----------------   ----------------

          Net cash used in operating activities                          (1,270,912)           (269,848)          (132,902)
                                                                    ----------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of intangibles                                                  (20,000)
  Increase in note receivable                                               (25,000)            (10,000)
                                                                    ----------------    ----------------   ----------------

          Net cash used in investing activities                             (45,000)            (10,000)                 -
                                                                    ----------------    ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock options                                    15,000                                 15,000
  Proceeds from issuance of common stock                                  1,478,613             390,599
  Proceeds from exercise of stock options                                   232,059
  Stock issuance costs                                                      (30,025)
                                                                    ----------------    ----------------   ----------------


          Net cash provided by financing activities                       1,695,647             390,599             15,000
                                                                    ----------------    ----------------   ----------------



          Net increase (decrease) in cash                                   379,735             110,751           (117,902)

CASH, BEGINNING                                                                                 268,984            656,803
                                                                    ----------------    ----------------   ----------------

CASH, ENDING                                                              $ 379,735           $ 379,735          $ 538,901
                                                                    ================    ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES
  Common stock issued for services                                         $ 77,760
                                                                    ================
  Common stock and stock options issued for purchase
    on intangibles                                                        $ 738,000
                                                                    ================




           See accompanying notes to consolidated financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001


NOTE 1   BASIS OF PRESENTATIONS


          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.



NOTE 2   REALIZATION OF ASSETS


          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from activities during the development stage. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty


NOTE 3   STOCK OPTIONS


          In March 2002, the Company issued 265,000 stock options to members of its Board of Advisors. Each option provides the right to purchase one share of common stock at $.40 per share; immediate vesting of options and expiration of options in March, 2007. In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $37,100 during the first quarter of 2002.


NOTE 4   INCOME TAXES

          The Company has $1,346,000 in Federal and State net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2031.

          The components of the Company's deferred tax assets are as follows:




                                                March 31,       December 31,
                                                  2002             2002
                                                ------------    -------------

       Deferred tax asset for NOL carryforwards   $552,000      $   452,000

       Deferred tax liability for intangibles     (273,000)        (305,000)
       Valuation allowance                        (279,000)        (147,000)
                                                ------------    -------------
                                               $         -      $         -
                                                ============    =============

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 5   ISSUANCE OF COMMON STOCK


     The Company sold 1,220,625 shares of its common stock during the period. The total proceeds received during the three months ended March 31, 2002 were $390,599.

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