Form 10QSB
period 2002-06-30
LASERLOCK TECHNOLOGIES INC
filed 2002-08-21
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June 30,  2002

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

                          Yes    X                  No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at June 30, 2002
 -----                                 ----------------------------

Common  Stock,  no  par  value                   18,334,742

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.          Consolidated Financial Statement, Unaudited

                  Unaudited    Consolidated Balance  Sheet
                     at  June 30, 2002

                  Unaudited   Consolidated Statement  of  Operations
                    for the three and six months ended
                    June 30, 2001  and  2002

                  Unaudited    Consolidated Statement  of  Stockholders Equity
                    for the three and six months ended
                    June 30, 2001  and  2002

                  Unaudited   Consolidated Statement  of  Cash  Flow  for  the
                    for the three and six months ended
                    June 30, 2001  and  2002


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

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements



                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS



                                                                         June 30,         December 31,
                                                                           2002                 2001
                                                                      ----------------    -----------------
                                                                       (Unaudited)

                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $ 115,044            $ 268,984
  Receivables                                                                   6,261                5,593
  Note receivable                                                              10,000               15,000
  Prepaid expenses                                                             18,750               26,250
                                                                      ----------------    -----------------
          Total current assets                                                150,055              315,827
                                                                      ----------------    -----------------
PROPERTY & EQUIPMENT
  Office equipment, net                                                        19,728                    -
                                                                      ----------------    -----------------
OTHER ASSETS
  Intangible assets, net of accumulated amortization of $172,972 as
    of June 30, 2002 and $13,305 as of December 31, 2001                      585,028              744,694
                                                                      ----------------    -----------------
          Total assets                                                      $ 754,811          $ 1,060,521
                                                                      ================    =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $   7,815            $  19,312
  Deferred revenue                                                              1,042               21,042
                                                                      ----------------    -----------------
         Total current liabilities                                              8,857               40,354
                                                                      ----------------    -----------------

Commitments

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.001 par value; 40,000,000 shares authorized,
    18,334,742 shares outstanding at June 30, 2002
    and 16,957,867 shares outstanding at December 31, 2001
                                                                               18,335               16,958
  Additional paid-in capital                                                2,991,573            2,477,450
  Deficit accumulated during the development stage                        (2,263,954)          (1,474,241)
                                                                      ----------------    -----------------
          Total stockholders' equity                                          745,954            1,020,167
                                                                      ----------------    -----------------
          Total liabilities and stockholders' equity                        $ 754,811          $ 1,060,521
                                                                      ================    =================



          See accompanying notes to consolidated financial statements
                                      (1)


                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002
                                  (Unaudited)



                                                              Three Months                   Six Months
                                              Cumulative        Ended                          Ended
                                                 Since         June 30,                       June 30,
                                               Inception         2002            2001           2002           2001
                                             --------------  -------------   -------------  -------------  --------------
REVENUES
  Sales                                          $  20,088       $  4,018         $     -      $  13,493         $     -
  Royalties                                         77,708          6,250               -         72,500               -
                                             --------------  -------------   -------------  -------------  --------------
         Total revenues                             97,796         10,268               -         85,993               -
                                             --------------  -------------   -------------  -------------  --------------
COSTS AND EXPENSES:
  Research and development                         306,414         39,957          32,780         72,284          68,588
  Patent                                            58,060          3,000               -          7,071               -
  Legal and accounting                             258,732         41,794          40,156         74,952          53,156
  Sales and marketing                            1,129,904        167,723          34,283        354,907         137,802
  General and administrative                       964,516        189,285          63,669        367,936         366,832
                                             --------------  -------------   -------------  -------------  --------------
          Total costs and expenses               2,717,626        441,759         170,888        877,150         626,378

LOSS BEFORE OTHER INCOME                       (2,619,830)      (431,491)       (170,888)      (791,157)       (626,378)

OTHER INCOME:
  Interest income                                   45,876           687           5,149          1,444          14,200
                                             --------------  -------------   -------------  -------------  --------------

LOSS BEFORE INCOME TAX BENEFIT                 (2,573,954)      (430,804)       (165,739)      (789,713)       (612,178)

INCOME TAX BENEFIT                                310,000
                                             --------------  -------------   -------------  -------------  --------------

NET LOSS                                      $(2,263,954)     $(430,804)      $(165,739)     $(789,713)      $(612,178)
                                             ==============  =============   =============  =============  ==============
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                    18,283,231      13,679,906     17,711,879     13,546,983
                                                             =============   =============  =============  ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                     $  (0.02)       $  (0.01)      $  (0.04)       $  (0.05)
                                                             =============   =============  =============  ==============



          See accompanying notes to consolidated financial statements
                                      (2)





                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                                                Deficit
                                                                                                              Accumulated
                                                      Common Stock                              Additional     during the
                                                     ----------------------------
                                                       Number of                  Consulting      Paid-In     Development
                                                         Shares       Amount         Fees         Capital        Stage        Total
                                                     --------------- ------------ ------------- ------------- -------------- ------

Issuance of 4,278,000 shares on November 10, 1999       4,278,000    $   4,278           -    $  16,595       $      -    $  20,873
Issuance of 1,232,000 shares of common stock
 in exchange for services                               1,232,000        1,232                   35,728                      36,960
Issuance of 2,090,000 shares of common stock            2,090,000        2,090                   60,610                      62,700
Stock issuance costs                                                                           (13,690)                    (13,690)
Net loss                                                                                                      (54,113)     (54,113)
                                                     ------------- ------------ ---------- ------------- -------------- -----------

Balance, December 31, 1999                              7,600,000        7,600          -        99,243       (54,113)       52,730
Issuance of 5,449,999 shares of common stock            5,449,999        5,450                  921,050                     926,500
Issuance of 240,000 shares of common stock
 in exchange for services                                 240,000          240   (40,800)        40,560                           -
Stock issuance costs                                                                           (16,335)                    (16,335)
Fair value of non-employee stock options grants                                                  50,350                      50,350
Amortization of deferred consulting fees                                           20,117                                    20,117
Net loss                                                                                                     (367,829)    (367,829)
                                                     ------------- ------------ ---------- ------------- -------------- -----------

Balance, December 31, 2000                             13,289,999       13,290   (20,683)     1,094,868      (421,942)      665,533
Issuance of 217,500 shares of common stock                217,500          218                   77,723                      77,941
Issuance of 2,000,000 shares of common stock and
  2,000,000 stock options for purchase of intangibles   2,000,000        2,000                  736,000                     738,000
Issuance of 1,500,000 stock options                                                              15,000                      15,000
Exercise of 1,450,368 options                           1,450,368        1,450                  230,609                     232,059
Fair value of non-employee stock options                                                        323,250                     323,250
Amortization of deferred consulting fees                                           20,683                                    20,683
Net loss                                                                                                   (1,052,299)  (1,052,299)
                                                     ------------- ------------ ---------- ------------- -------------- -----------

Balance, December 31, 2001                             16,957,867       16,958          -     2,477,450    (1,474,241)    1,020,167
Issuance of 1,376,875 shares of common stock            1,376,875        1,377                  439,223                     440,600
Fair value of non-employee stock options                                                         74,900                      74,900
Net loss for six months ended June 30, 2002                                                                  (789,713)    (789,713)
                                                     ------------- ------------ ---------- ------------- -------------- -----------

Balance, June 30, 2002 (unaudited)                     18,334,742    $  18,335   $      -   $ 2,991,573  $ (2,263,954)   $  745,954
                                                     ============= ============ ========== ============= ============== ===========



          See accompanying notes to consolidated financial statements
                                      (3)



                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002
                                  (Unaudited)




                                                            Cumulative
                                                               Since
                                                             Inception            2002                2001
                                                            --------------   ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (2,263,954)        $ (789,713)        $ (612,178)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Non-cash items included in net loss:
      Fair value of options issued in exchange for services       448,500             74,900            323,250
      Amortization                                                172,972            159,667
      Stock issued in exchange for services                        36,960                                20,683
      Amortization of deferred consulting fees                     40,800
     Changes in assets and liabilities:
       (Increase) decrease in receivables                         (6,261)              (668)              2,952
       (Increase) decrease in prepaid expenses                   (18,750)              7,500
       (Decrease) increase in accounts payable                      7,816           (11,498)              1,098
       Decrease in deferred revenue                                 1,042           (20,000)
                                                            --------------   ----------------    ---------------
          Net cash used in operating activities               (1,580,875)          (579,812)          (264,195)
                                                            --------------   ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                       (19,728)           (19,728)
  Purchase of intangibles                                        (20,000)
  Decrease in note receivable                                    (10,000)              5,000
                                                            --------------   ----------------    ---------------

          Net cash used in financing activities                  (49,728)           (14,728)                  -
                                                            --------------   ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock options                          15,000                                15,000
  Proceeds from issuance of common stock                        1,528,613            440,600            185,000
  Proceeds from exercise of stock options                         232,059
  Stock issuance costs                                           (30,025)
                                                            --------------   ----------------    ---------------
           Net cash provided by financing activities            1,745,647            440,600            200,000
                                                            --------------   ----------------    ---------------
          Net increase (decrease) in cash                         115,044          (153,940)           (64,195)

CASH, BEGINNING                                                                      268,984            656,803
                                                            --------------   ----------------    ---------------
CASH, ENDING                                                   $  115,044         $  115,044         $  592,608
                                                            ==============   ================    ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES
    Common stock and stock options issued for
      purchase of intangibles                                   $ 738,000
                                                            ==============



          See accompanying notes to consolidated financial statements
                                      (4)

                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1  BASIS OF PRESENTATIONS

     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


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


NOTE 3  STOCK OPTIONS

     In March 2002, the Company issued 265,000 stock options to members of its Board of Advisors. Each option provides the right to purchase one share of common stock at $.40 per share; immediate vesting of options and expiration of options in March 2007. The exercise price for the options was equal to the fair market value of the common stock on the date of grant. In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $37,200 during the first quarter of 2002.

     In May and June 2002, the Company issued 320,000 stock options to non-employees. Each option provides the right to purchase one share of common stock at exercise prices between $.39 and $.47 per share; immediate vesting of options and expiration of options in June 2007. The exercise price for the options was equal to the fair market value of the common stock on the date of grant. In accordance with the fair value method as described in the accounting requirements of SFAS No. 123, the Company recognized an expense of $37,700 during the second quarter of 2002.

                                      (5)

                          LASERLOCK TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 4  INCOME TAXES

     The Company has $1,658,000 in federal and state net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the year 2031.

The components of the Company's deferred tax assets are as follows:

                                                 June 30,          December 31,
                                                 2002              2001

  Deferred tax asset for NOL carryforwards        $680,000         $452,000
  Deferred tax liability for intangibles          (241,000)        (305,000)
  Valuation allowance                             (439,000)        (147,000)

                                                  $-               $-

NOTE 5  ISSUANCE OF COMMON STOCK

     The Company sold 1,376,875 shares of its common stock during the period. The total proceeds received during the six months ended June 30, 2002 were $440,600.

Item 2. Management Discussion and Analysis of Plan of Operation

Three and Six Months Ending June 30, 2002 Compared to the Three and Six Months Ending June 30, 2001

     The Company had sales of $4,018 and $13,493 and royalties of $6,250 and $72,500, resepctively for the three and six-month period ending June 30, 2002 and had no sales or revenues for the three and six-month period ending June 30, 2001. This includes the Company's recording of revenue of $60,000 in the period ending March 31, 2002 from an evaluation project for an anti-diversion customer which has been completed. The Company has started to make sales under certain contracts in the gaming, anti-counterfeiting, and anti-diversion industries, and we are negotiating several others which should continue to increase our sales and royalties. We have been granted one patent in the United States and have applied for two additional patents for our technology for technologies which may be used as part of an anti-counterfeiting protection process. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products. We believe that we will have orders for our products in the casino and gaming industries by the end of the 2002 fiscal year.

     The Company's net loss increased 156% and 26% from $165,739 and $612,178, respectively for the three and six months ending June 30, 2001 to $430,804 and $789,713, respectively, for the three and six months ending June 30, 2002. The increase was primarily caused by an increase in sales and marketing costs which totaled $167,723 and $354,907 in the three and six months ending June 30, 2002, as opposed to $34,283 and $137,802 in the three and six months ending June 30, 2001, which more than off-set our initial sales and royalties, which totaled $10,266 and $85,993 for the three and six month period ended June 30, 2002 as opposed to $0 for the three and six month period ended June 30, 2002. The increase in these expenses was the result of the Company's marketing expenses and active solicitation of orders for our products and participation in gaming industry trade shows. The remaining significant increase in net loss was resultant of increased legal and accounting expenses to $74,952 in the six months ending June 30, 2002, as opposed to $53,156 in the six months ending June 30, 2001, to account for our continuing active patent activities and professional services to comply with certain governmental regulations, and an increase in general and administrative costs to $189,285 for the three month period ending June 30, 2002 from $63,669 for the three month period ending June 30, 2001, to account for our west coast office and incresed staff associated with our asset purchase of E.D.S. Marketing Inc.

     Other income for the three and six-month period totaled $687 and $1,444, respectively. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

     During the first six months of 2002, the Company was able to meet its financial needs by continuing to utilize its cash reserves. The Company's cash reserves decreased from $268,984 at the beginning of the period to $115,044 at the end of the period, as opposed to a decrease from $656,803 to $592,608 for the same period in 2001.

     As indicated in the Company's most recent consolidated financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by continuing to utilize its cash reserves, however the Company's management believes that current cash reserves are only sufficient to continue to fund the Company for an additional sixty days. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations - which may include scaling back or even closing the Company's operations.

     The Company's business plan for the year 2002 forecast that the majority of the Company's revenues in the short term would be derived from the introduction of slot tickets which are currently being introduced by International Gaming Technology (IGT) to casinos in the United States.

     In this regard, the Company entered into two strategic relationships in 2002, one with AC Coin Company of Pleasantville, New Jersey, the other with SLOT TICKETS, a division of Wisconsin Label. These relationships were created in order to market slot tickets with the Company's anti-counterfeiting technology as well as incorporating advertising on the slot ticket, to casinos. Although the security related aspect of this program has begun, the advertising portion will not begin to generate revenues until at least the 4th Quarter of 2002.

     Management believes that once the slot ticket advertising begins, the Company will have sufficient revenues to fund operations, however, there is no assurance that such revenues will occur, or that if they occur that they occur before the Company is forced to scale back or close its operations.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     None.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     None.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

99.1   Certification of Norman Gardner

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:   August 1_,  2002              By: /s/
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO