Form 10QSB
period 2002-09-30
LASERLOCK TECHNOLOGIES INC
filed 2002-11-15
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the  transition  period  from                to
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


     Checkwhether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                            No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at September 30, 2002
 -----                                 ----------------------------

Common  Stock,  no  par  value                       18,334,742


Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------

                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION



Item 1.      Financial Statements

Consolidated Balance Sheets at September 30, 2002
         (Unaudited) and December 31, 2001

Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2002 and 2001.

Consolidated Statement of Shareholders' Equity (Unaudited) for the period ended September 30, 2002.

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2002 and 2001

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

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements



                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                 September 30,         December 31,
                                                                                     2002                  2001
                                                                               ------------------    ------------------
                                                                                  (Unaudited)
       ASSETS
Current Assets
      Cash and cash equivalents                                                      $   136,010           $   268,984
      Receivables                                                                         18,118                 5,593
      Note receivable                                                                          -                15,000
      Common stock subscriptions receivable                                               84,583                     -
      Prepaid expenses                                                                    15,000                26,250
                                                                               ------------------    ------------------
           Total Current Assets                                                          253,711               315,827
                                                                               ------------------    ------------------

Property and Equipment
      Capital equipment                                                                   10,284                     -
      Less accumulated depreciation                                                        2,923                     -
                                                                               ------------------    ------------------
                                                                                           7,361                     -
                                                                               ------------------    ------------------

Other Assets
      Intangible assets, net of accumulated amortization of $252,806 as of
           September 30, 2002 and $13,305 as of December 31, 2001                        505,194               744,694
      Patent costs, net of accumulated amortization of $637 as of September 30,
           2002 and $- as of December 31, 2001                                            21,991                     -
                                                                               ------------------    ------------------
                                                                                         527,185               744,694
                                                                               ------------------    ------------------
      Total Assets                                                                   $   788,257          $  1,060,521
                                                                               ==================    ==================


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
      Accounts payable and accrued expenses                                          $     5,042           $    19,312
      Deferred revenue                                                                         -                21,042
                                                                               ------------------    ------------------
           Total Current Liabilities                                                       5,042                40,354
                                                                               ------------------    ------------------


Stockholders' Equity
      Preferred stock, $.001 par value; 10,000,000 shares authorized,
           no shares issued and outstanding                                                    -                     -
      Common stock, $.001 par value; 40,000,000 shares authorized, 18,334,742 shares outstanding at September 30, 2002 and 16,957,867 shares
           outstanding at December 31, 2001                                               18,335                16,958
      Common stock subscribed, $.001 par value; 1,910,000 shares
           subscribed at September 30, 2002                                                1,910                     -
      Additional paid-in capital                                                       3,228,413             2,477,450
      Deficit accumulated during the development stage                               (2,465,443)           (1,474,241)
                                                                               ------------------    ------------------
                                                                                         783,215             1,020,167
                                                                               ------------------    ------------------
      Total Liabilities and Stockholders' Equity                                     $   788,257          $  1,060,521
                                                                               ==================    ==================

         (See Accompanying Notes to Consolidated Financial Statements)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Operations
      For TheThree Months and Nine Months Ended September 30, 2002 and 2001
   And The Period November 10, 1999 (Date of Inception) to September 30, 2002
                                   (Unaudited)

                                                               Three Months      Three Months       Nine Months       Nine Months
                                             Cumulative            Ended             Ended             Ended             Ended
                                                Since          September 30,     September 30,     September 30,     September 30,
                                              Inception            2002              2001              2002              2001
                                            ----------------   ----------------  ----------------  ----------------  ---------------
REVENUES
      Sales                                     $    25,838        $         0         $       -       $    13,493         $       -
      Royalties                                      85,000             13,042                 -            85,542                 -
                                            ----------------   ----------------  ----------------  ----------------  ---------------
           Total revenues                           110,838             13,042                 -            99,035                 -

COSTS AND EXPENSES
      Research and development                      340,726             34,312            57,403           106,596           125,991
      Patent costs                                   50,989            (7,071)             3,489                 -             3,489
      Legal and accounting                          247,533           (11,199)            30,694            63,753            83,850
      Sales and marketing                         1,298,300            168,396            64,031           523,303           201,833
      General and administrative                    994,689             30,173             8,852           398,109           375,684
                                            ----------------   ----------------  ----------------  ----------------  ---------------
           Total costs and expenses               2,932,237            214,611           164,469         1,091,761           790,847
                                            ----------------   ----------------  ----------------  ----------------  ---------------
LOSS BEFORE OTHER INCOME                         (2,821,399)          (201,569)         (164,469)         (992,726)        (790,847)

OTHER INCOME
      Interest income                                45,956                 80             4,510             1,524            18,710
                                            ----------------   ----------------  ----------------  ----------------  ---------------
LOSS BEFORE INCOME TAX BENEFIT                  (2,775,443)          (201,489)         (159,959)         (991,202)         (772,137)
INCOME TAX BENEFIT                                  310,000                  -                 -                 -                 -
                                            ----------------   ----------------  ----------------  ----------------  ---------------
NET LOSS                                     $  (2,465,443)      $   (201,489)     $   (159,959)     $   (991,202)     $   (772,137)
                                            ================   ================  ================  ================  ===============

Basic and Diluted Weighted Average Common
      Shares Outstanding                                            18,334,742        14,157,480        17,926,235        13,923,072
                                                               ================  ================  ================  ===============

Basic and Diluted Net Loss Per Common Share                       $     (0.01)      $     (0.01)      $     (0.06)      $     (0.06)
                                                               ================  ================  ================  ===============

         (See Accompanying Notes to Consolidated Financial Statements)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
   For The Period November 10, 1999 (Date of Inception) to September 30, 2002
                                                                                                              Deficit
                                                                                                            Accumulated
                                                Common Stock  Common Stock - Subscribed         Additional  during the
                                          Number of                Number of        Consulting    Paid-In    Development
                                          Shares      Amount       Shares   Amount    Fees       Capital      Stage        Total
                                          ----------- -------- ----------  ------- --------   ---------  -------------  -----------
Issuance of initial 4,278,000 shares
     on November 10, 1999                  4,278,000  $ 4,278               $   - $      -    $ 16,595        $      -      $20,873
Issuance of shares of common stock in
     exchange for services                 1,232,000    1,232                                   35,728                       36,960
Issuance of shares of common stock         2,090,000    2,090                                   60,610                       62,700
Stock issuance costs                                                                          (13,690)                     (13,690)
Net loss                                                                                                      (54,113)     (54,113)
                                          ----------- -------- ----------  ------- --------   ---------  -------------- ------------
Balance, December 31, 1999                 7,600,000    7,600          -        -        -      99,243        (54,113)       52,730
Issuance of shares of common stock         5,449,999    5,450                                  921,050                      926,500
Issuance of shares of common stock in
     exchange for services                   240,000      240                     (40,800)      40,560                            -
Stock issuance costs                                                                          (16,335)                     (16,335)
Fair value of non-employee stock
     options grants                                                                             50,350                       50,350
Amortization of deferred consulting fees                                            20,117                                   20,117
Net loss                                                                                                     (367,829)    (367,829)
                                          ----------- -------- ----------  ------- --------   ---------  -------------- ------------
Balance, December 31, 2000                13,289,999   13,290          -        - (20,683)   1,094,868      (421,942)      665,533
Issuance of shares of common stock           217,500      218                                   77,723                       77,941
Issuance of shares of common stock and stock
     options for purchase of intangibles  2,000,000    2,000                                  736,000                      738,000
Issuance of stock options                                                                      15,000                       15,000
Exercise of options                       1,450,368    1,450                                  230,609                      232,059
Fair value of non-employee stock options                                                      323,250                      323,250
Amortization of deferred consulting fees                                           20,683                                   20,683
Net loss                                                                                                  (1,052,299)   (1,052,299)
                                         -----------  ------- ----------  -------- --------   ---------  --------------  -----------
Balance, December 31, 2001               16,957,867   16,958          -        -        -   2,477,450     (1,474,241)    1,020,167
Issuance of shares of common stock        1,376,875    1,377                                  439,223                      440,600
Common stock - subscribed                                     1,910,000    1,910              236,840                      238,750
Fair value of non-employee stock options                                                       74,900                       74,900
Net loss                                                                                                    (991,202)    (991,202)
                                         -----------  ------- ----------  ------- --------   ---------  --------------  -----------
Balance, September 30, 2002 (Unaudited)  18,334,742  $18,335  1,910,000   $1,910    $   -   3,228,413    $(2,465,443)   $  783,215
                                         ===========  ======= ==========  ======= ========   =========  ==============  ===========

         (See Accompanying Notes to Consolidated Financial Statements)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
              For The Nine Months Ended September 30, 2002 and 2001
   And The Period November 10, 1999 (Date of Inception) to September 30, 2002
                                   (Unaudited)

                                                                                               Nine Months         Nine Months
                                                                         Cumulative               Ended               Ended
                                                                           Since              September 30,       September 30,
                                                                         Inception                 2002                2001
                                                                    ---------------------   ------------------- -------------------
Cash Flows From Operating Activities
       Net Loss                                                           $  (2,465,443)         $   (991,202)       $   (772,137)
       Adjustments to reconcile net loss to net cash flows
            useded by operating activities
                  Fair value of options issued in exchange for
                  services                                                       448,500                74,900             323,250
                  Amortization and depreciation                                  256,366               243,060                   -
                  Services exchanged for satisfaction of note receivable          10,000                10,000                   -
                  Stock issued in exchange for services                           36,960                     -                   -
                  Amortization of deferred consulting fees                        40,800                     -              20,683
                                 Net changes in:
                       Receivables                                              (18,118)              (12,525)               3,270
                       Prepaid expenses                                         (15,000)                11,250            (30,000)
                       Accounts payable and accrued expenses                       5,042              (14,270)              21,098
                       Deferred revenue                                                -              (21,042)                   -
                                                                    ---------------------   ------------------- -------------------
Net cash used in operating activities                                        (1,700,893)             (699,829)           (433,836)
                                                                    ---------------------   ------------------- -------------------
Cash Flows From Investing Activities
       Purchase of property and equipment                                       (10,284)              (10,284)                   -
       Purchase of intangibles                                                  (20,000)                     -                   -
       Purchase/capitalization of patent costs                                  (22,628)              (22,628)                   -
       Decrease (Increase) in notes receivable                                  (10,000)                 5,000                   -
                                                                    ---------------------   ------------------- -------------------
Net cash used in investing activities                                           (62,912)              (27,912)                   -
                                                                    ---------------------   ------------------- -------------------
Cash Flows From Financing Activities
       Proceeds from issuance of common stock                                  1,528,614               440,600             285,000
       Proceeds from exercise of stock options                                   232,059                     -                   -
       Proceeds from issuance of stock options                                    15,000                     -              15,000
       Proceeds from common stock subscriptions                                  154,167               154,167                   -
       Stock issuance costs                                                     (30,025)                     -                   -
                                                                    ---------------------   ------------------- -------------------
Net cash provided by financing activities                                      1,899,815               594,767             300,000
                                                                    ---------------------   ------------------- -------------------
Net Increase in Cash                                                             136,010             (132,974)           (133,836)
Cash, Beginning of Period                                                              -               268,984             656,803
                                                                    ---------------------   ------------------- -------------------
Cash, End of Period                                                          $   136,010           $   136,010         $   522,967
                                                                    =====================   =================== ===================
Supplemental Disclosure of Non-Cash Financing
       Common stock and stock options issued for purchase
            of intangibles                                                   $   738,000             $       -           $       -
                                                                    =====================   =================== ===================
       Common stock subscriptions for receivable                             $    84,583           $    84,583           $       -
                                                                    =====================   =================== ===================



         (See Accompanying Notes to Consolidated Financial Statements)

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentations

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 1-QSB and Item 310
     (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

     Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.

NOTE 2 - REALIZATION OF ASSETS

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


NOTE 3 - PATENTS

     The Company has one approved patent and additional patents pending. Accordingly, costs associated with the registration of these patents have been capitalized and will be amortized on a straight-line basis over the estimated lives of the patent (17 years). Amortization expense for patents for the nine months ended September 30, 2002 totaled $637.


NOTE 4 - ISSUANCE OF COMMON STOCK

     The Company sold 1,376,875 shares of its common stock during the nine months ended September 30, 2002 with proceeds received totaling $440,600. In addition, the Company issued common stock subscriptions for 1,910,000 shares of its common stock at a price of $.125 per share, amounting to $238,750. As of September 30, 2002, proceeds of $154,167 towards those stock subscriptions were received with the balance, $84,583, received in October, 2002, subsequent to the balance sheet date. Accordingly, these shares are classified as common stock - subscribed, and the related common stock subscriptions receivable is classified as a current asset at September 30, 2002.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 5 - STOCK OPTIONS

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


NOTE 6 - INCOME TAXES

     The Company has $1,658,000 in federal and state net operating loss carryovers, which can be used to offset future taxable income. The net operating loss carryforwards expire in the years 2019 through 2021.

     The  components  of the  Company's  deferred  tax  assets  are as  follows:
     September 30, 2002 December 31, 2001

     Deferred tax asset for NOL carryforwards$    654,300    $    452,000
     Deferred tax liability for intangibles    (  205,600)     (  305,000)
     Valuation allowance                       (  448,700)     (  147,000)
                                               ------------    -------------
                                             $        -      $        -
                                              =============   ===============

NOTE 7 - RELATED PARTIES

     The Company had certain transactions with a company whose shareholders are also shareholders in Laserlock Technologies, Inc. Payments were made for compensatory and overhead expenses related to the maintaining of a sales and marketing office in Los Angeles, California. These payments totaled $23,522 and $170,022 for the three months and nine months ended September 30, 2002, respectively.


NOTE 8 - SUBSEQUENT EVENTS

     As an incentive to raise additional capital in the common stock subscription during the current period, 1,000,000 shares of common stock, of the 2,000,000 shares previously issued in the acquisition of EDS Marketing, Inc., was returned to the Company in November 2002. During the fourth quarter of 2002 the value of the returned shares will reduce the purchase price and, accordingly, the value of the intangible assets recorded in the acquisition of the EDS Marketing, Inc., which occurred in December 2001.

Item 2. Management Discussion and Analysis of Plan of Operation

Three and Nine Months Ending September 30, 2002 Compared to the Three and Nine Months September 30, 2001

The Company had sales and royalties of $13,042 and $99,035, respectively for the three and nine month periods ended September 30, 2002 as opposed to no sales or royalties for the three and nine month periods ended September 30, 2001. The Company is currently seeking to increase its revenues by utilizing the rights it has to sell advertising space on the back of cashless gaming coupons currently being used by U.S. casinos. The Company's royalties for the three and nine month periods ended September 30, 2002 ($13`042 and $85,542, respectively) are derived from a non-exclusive worldwide contract with The Bud Jones Company and Bourgogne et Grasset which provides for guaranteed minimum annual royalties offset against a specific royalty per chip and per pair of dice. We have started to deliver our laser and ink combination products in commercial production and are soliciting orders for our products. Our failure to significantly increase our revenues could have material adverse affects on our business and on the value of the Company.

The Company's net loss from operations increased 22.5% from $164,469 for the three months ending September 30, 2001 to $201,569 for the three months ending September 30, 2002, and 22.5% from $790,847 for the nine months ending September 30, 2002 to $992,726 for the nine months ending September 30, 2002.

For the three month period ending September 30, 2002, the increase was primarily caused by: an increase in general and administrative costs associated with our purchase of EDS Marketing, Inc., which rose from $8,852 for the three month period ended September 30, 2001 to $30,173 for the three month period ended September 30, 2002, and an increase in sales and marketing expenses from $64,031 for the three month period ended September 30, 2001 to $168,396 for the three month period ended September 30, 2002. These increased costs were partially offset by a decrease in funds expended on research and development from $57,403 for the three month period ended September 30, 2001 to $34,312 for the three month period ended September 30, 2002, a credit resulting from a previous period over-accrual of legal and accounting of $11,199 for the three month period ended September 30, 2002 as opposed to costs of $30,694 for the three month period ended September 30, 2001, and a decrease in patent costs which were $3,489 for the three month period ended September 30, 2001 but which we had a credit of $7,071 for the three month period ended September 30, 2002, representing the capitalization of previously expensed patent costs.

For the nine month period ending September 30, 2002, the increase was primarily caused by: an increases in sales and marketing from $201,833 for the nine month period ended September 30, 2001 to $523,303 for the nine month period ended September 30, 2002, and an increase in general and administrative costs from $375,684 for the nine month period ended September 30, 2001 to $398,109 for the nine month period ended September 30, 2002. These increased costs were partially offset by a decrease in funds expended on research and development from $125,991 for the nine month period ended September 30, 2001 to $106,596 for the nine month period ended September 30, 2002; a decrease in legal and accounting from $83,850 for the nine month period ended September 30, 2001 to $63,753 for the nine month period ended September 30, 2001; and decreases in patent costs which fell from $3,489 for the nine month period ended September 30, 2001 to $0 for the nine month period ended September 30, 2002;

Other income for the Three-month period totaled $80, and for the nine month period was $1,524. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

For the period ended September 30, 2002, the Company was able to meet its financial needs by utilizing $132,974 of its cash reserves, and by raising
$594,767 through the issuance of common stock and common stock subscriptions. The Company's cash reserves decreased from $268,984 at the beginning of the period to $136,010 at the end of the period. As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time we believe that we have successfully lowered our operational costs by approximately $50,000 per month through the lowering of the sums expended in our EDS division, and we intend to meet our capital requirements by continuing to utilize cash reserves and by raising additional capital through the issuance of common stock, if needed. Between September 30, 2002 and the current date, we have raised an additional $84,583 through the sale of common stock. As we complete the development and commercialization of products, sales are expected to be generated. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

Subsequent Events

As an incentive to raise additional capital in the common stock subscription during the current period, 1,000,000 shares of common stock, of the 2,000,000 shares previously issued in the acquisition of EDS Marketing, Inc., was returned to the Company in November 2002. Each of the following: Ed Fishman , Doug Wise, Howard Goldberg, and Steven Meistrich, cancelled 250,000 shares of the Company's common stock which they held. During the fourth quarter of 2002 the value of the returned shares will reduce the purchase price and, accordingly, the value of the intangible assets recorded in the acquisition of the EDS Marketing, Inc., which occurred in December 2001.

                           PART II - OTHER INFORMATION




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

                                          LaserLock Technologies, Inc.
                                          (Registrant)



Dated:  November 14,  2002              By: /s/ Norman Gardner
                                          ---------------------------
                                          Norman Gardner
                                          President  and  CEO