Form 10KSB
period 2002-12-31
LASERLOCK TECHNOLOGIES INC
filed 2003-04-14
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 For the fiscal year
                   ended December 31, 2002


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

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State Issuer's Revenues for its most recent fiscal year: $126,299. Aggregate market value of the voting stock held by non-affiliates of registrant:
$2,017,421 as of December 31, 2002.

Number of shares outstanding as of December 31, 2002: 19,334,742

     Documents  incorporated by reference:  None.

Part I.
Item 1   DESCRIPTION OF BUSINESS


ORGANIZATION  AND  CHARTER


     LaserLock Technologies, Inc., (the "Company" or "LaserLock") was formed under the laws of Nevada on November 10, 1999. The Company was formed in order to develop and market technologies which will both allow for easy product and document authentication, and to prevent product and document counterfeiting. The initial amount of authorized capital was $50,000. This consisted of 40,000,000 shares of Common Stock authorized, $0.001 par value, and 10,000,000 shares of Preferred Stock authorized, $0.001 par value. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated by reference. See Part III, Item 1.

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

     Since September of 2001, the Company has a 4 year exclusive license in the casino and gambling industry from NoCopi Technologies, Inc. which allows the Company to utilize a patented technology called Rub & Reveal. This technology utilizes an ink activating system which changes to certain specified colors when scratched.

     In December of 2001, the Company's wholly owned subsidiary, LL Security Products, Inc. acquired E.D.S. Marketing, Inc. in a cash and equity transaction which gave the Company ownership of personal computer based security and profiling technology (such as software based fingerprint character identification).

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

     The Company also intends to be involved in the advertising and promotion business as it pertains to the gaming industry. The Company has acquired the exclusive rights to advertise on the reverse side of slot tickets which are used in cashless slot machines. The Company acquired this right from Translucent Technologies, the largest manufacturer of slot tickets in the U.S.

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

     The Company has been initially focused on the widespread problem of counterfeiting in the gaming industry. The product is to be incorporated into traditional gaming accessories such as playing cards, chips, and dice as well as gaming based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with the laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs to identify CD's produced by that manufacturer. The Company believes that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.


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

     The Company has identified a number of major markets for its technologies and products, including gaming, document security printers, manufacturers of labels and packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America and Europe, sales are intended to be effected via direct selling by company personnel or consultants to create end user demand and selling through licensee sales forces with support from company personnel. The Company has determined that technical sales support by its personnel will be of great importance to increasing its licensees' sales of products incorporating the Company's technologies and, therefore, plans to be very committed to providing such support. The Company anticipates that should European sales be made, the technical support could initially be handled from the United States, and the Company could eventually open a European support division and/or establish a sales/marketing relationship with a European company should consumer demand justify the associated costs.

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

     The Company intends to utilize the extensive contacts of its President, Norman A. Gardner, in the counterfeit prevention and detection and gaming industries to effectuate sales.

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


Patents and Licenses

     The Company acquired the rights to a pending U.S. patent application and its equivalent international Patent Cooperation Treaty (PCT) application via its employment contract with its President, Norman A. Gardner. The United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitled "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. The PCT application was filed by the Company as applicant. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in selected jurisdictions where commercial usage is foreseen, including Europe, Australia and the Far East, if funds permit. There can be no assurance, however, that such protection will be obtained, or that if obtained that they can be maintained once obtained.

     The subject patent application was filed December 10, 1999 and the patent was issued in November, 2002, as patent No. 6,483,576. The allowed claims define the invention as a process involving latent marking that is excited at plural excitation wavelengths outside of the visible spectrum.

     The  international  PCT  application  was filed in June, 2002.

     The LaserLock technology according to the allowed patent application is a process whereby uniquely formulated normally-invisible code markings are applied to a product and can be activated or revealed by an activation device which the company intends to have manufactured and supplied to users. The Company has filed two new patent applications for two new methods of counterfeit and diversion protection in 2002.

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

     Additionally, the Company has licensed "Rub and Reveal" technology via a license agreement with NoCopi Technologies, Inc. The Agreement covers the exclusive use of this patented technology in gaming, and the non-exclusive use of this patented technology elsewhere.


Research and Development

     The Company has been involved in research and development since its inception, and intends to continue its research and development activities, funds permitting. The Company hopes to expand its technology into new areas of implementation and to develop unique customer applications.

     For the period from inception at November 10, 1999 to December 31, 2002, the Company spent $375,878 on research and development. For the year ended December 31, 2002, the Company spent a total of $141,748 on research and development - all of which was spent on the enhancement of its ink and its activation product, and the application of its Rub and Reveal license technology. At the current time, the Company hopes to spend about $35,000 in R&D over the 2003 fiscal year.

     The Company's research and development is done in Glen Mills, Pennsylvania at the facilities of its research and development consultant. The Company's quality control program is run in Saranac, New York at the facilities of its technical consultant. The consulting fees paid cover all costs associated with facility and equipment usage.

Product Development

     To date, the Company has only made very limited sales of its products. The Company has done independent testing and commercial trials have been completed at several manufacturers and have been successful from a production perspective.

     The Company has also developed what it believes to be a proprietary trade secret enabling it to offer its clients the ability to change the combination lock on its lasers to prevent any breach of security by counterfeiters. This is accomplished by changing the reaction between the Company's uniquely formulated code markings in its products, and the laser which reacts with it. The changes are made via direct interaction by the Company with the client to make slight modifications to the Company's products. Management believes that the Company is the only company offering such a protection to its product line.


Description of the Industry

     Recent developments in copying and printing technologies have made it ever easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, travelers' checks and the like are all susceptible to counterfeiting, and the Company believes that losses from such counterfeiting have increased substantially with improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have also increased as the counterfeiting of labeling and packaging has become easier.

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

     Other indirect competitors are marketing products utilizing the hologram and "copy void" technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than the Company's technology. Copy void technologies are security devices which have been developed to indicate whether a document has been photocopied.

     The Company has limited resources, and there can be no assurance that businesses with greater resources than the Company will not enter the market and compete with the Company.


Employees

     The Company currently has a five year employment contract in place with its President, Norman A. Gardner, which commenced October 1, 2001. Pursuant to this agreement, Mr. Gardner's compensation is $10,000 per month, and will increase to $12,500 per month on commencing October 1, 2003. In order to help the Company's cash position, Mr. Gardner only took salary of $105,000 during 2002. Pursuant to the agreement, Mr. Gardner has options to purchase up to 500,000 shares of the Company's stock at prices ranging from $0.17 to $0.35. In addition to base salary the Company will from time to time pay Mr. Gardner incentive bonuses and reasonable expenses incurred in connection with the performance of his duties. Throughout the term of this employment agreement, the Company will furnish Mr. Gardner with an automobile and automobile expenses and will reimburse travel on Company business as well as reimburse employees for the expenses incurred in connection with the Company's operation.

     Additionally, pursuant to its acquisition of the assets E.D.S. Marketing, Inc., the Company has entered into employment agreements with Edward J. Fishman
- the Company's Vice Chairman of the Board of Directors, Steven W. Meistrich - the Company's Executive Vice President, and Doug Wise - the Company's Vice President of Sales and Marketing. Pursuant to the acquisition of EDS, the Company pays certain overhead expenses and limited guaranteed salaries (draws on commission) which total in the aggregate, $20,000 per month. All expenses associated with the E.D.S. marketing, Inc. acquisition were curtailed in September, 2002.

     If and when the Company hires full time employees other than the Company's president Norm Gardner, all full time Employees shall be entitled to health, life, accident or disability insurance plans, any profit sharing or retirement plans and stock option plans the Company makes available. The Company has two part time employees, its book-keeper, who is a part time employee, and its secretary, also a part time employee.

Outside Sales Agents / Independent Contractors

     The Company has consulting contracts with several outside sales agents and independent contractors who are being compensated via stock options, stock grants, and for the sales agents, commissions on sales to various customers of the Company. The Company's outside sales agents and independent contractors will also receive payment for certain expenses.

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


Absence of Trading Market

     There is no trading market for the Company's Common Stock and there is no assurance that such a market will develop, or if such a market develops, that it will be maintained. Holders of the Shares may, therefore, have difficulty in selling their stock should they desire to do so and should be able to withstand the risk of holding their Shares indefinitely.


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


Need for  Subsequent  Funding;  No Assurance of Future Offering

     In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we need to raise more capital. Our ability to continue in business and effectively implement its plans may depend upon our ability to raise additional funds. There is no assurance that additional funding, if required, will be obtainable in amounts or on terms favorable or acceptable to the Company. The capital resources required to develop each new product are significant. The Company believes combined cash on hand and cash generated from future operations, will provide the Company with the financing required to conduct its business at least through June, 2003, but there is no guarantee that the Company is correct, or that it will be able to raise additional capital, if required. The Company completed Private Placements raising $690,600 in 2002.

Lack of Dividends

     We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.


Risks Associated With Our Being A New Business.

     Our operations are subject to all of the risks inherent in a new business enterprise. We currently have limited revenue, limited operating history, and limited salable product. We are subject to the same types of risks that many new business face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow on a monthly basis until the end of 2003 at the earliest, and even then we cannot give assurances that we will be operating at break-even levels at that time or in the future. Various problems, expenses, complications and delays may be encountered in connection with our development both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must either be paid out of the proceeds of this or future offerings or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be assured.


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


Technology Staffing

     We anticipate that staffing will represent one of our largest expenses. We will compete with other copy security prevention technologies in attracting and retaining qualified or skilled personnel. A shortage of trained personnel or general economic inflationary pressures may require us to enhance our wage and benefits package in order to compete with other employers. There can be no assurance that our labor costs will be sustainable. Our failure to attract and retain qualified employees to control our labor costs or to match increases in our labor expenses with corresponding increases in revenues could have a material adverse effect on the business. Due to our financial situation, over the last fiscal year we have reduced the number of staff which we employed as part of our purchase of EDS. If we are unable to hire or maintain similarly positioned staff again in the future, the Company could experience material adverse affects.

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

     We view Nocopi as one of our competitors in our marketplace in that we plan to develop and sell technology to prospects and clients that we believe is completely different from, but competitive with, that sold by Nocopi to the same or similar prospects and clients. Mr. Gardner's termination agreement with Nocopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not and will not, divulge, furnish, or make accessible to anyone any confidences or secrets of Nocopi in violation of the Agreement. Furthermore, the Company has a working relationship with NoCopi, and has licensed certain technologies from NoCopi for a four year period.

Rule 144 Shares

     A  majority   of  the  shares  of  Common   Stock   presently   outstanding
(approximately 12,100,000 shares, or 63.15%) were issued on the date of the company's inception or later and are considered "restricted securities". These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during four calendar weeks preceding the filing of a Form 144 relating to such sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities purchased hereunder. Certain of the outstanding shares were be eligible for sale pursuant to Rule 144 as of November, 2000.


Dependence on Key Personnel

     We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our Chief Executive Officer, Norman A. Gardner. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner were unavailable, it would have a material adverse effect on our operations. At this time, we have an employment agreements with Mr. Norman A. Gardner, our Chief Executive Officer and President, and Ed Bell, our Director of Research and Development. We have only obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we can find suitable management personnel or that we will have the financial resources to attract or retain such people if found.


Indemnification

     The Company's By-Laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of the Company against reasonable expense including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal therein. Currently, the Company spends $3,500 per month on its Directors and Officers liability insurance for a policy which has a limit of $1,000,000. The Company is considering canceling this policy if it is unable to increase revenues or raise capital by the second fiscal quarter of 2003.

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


Risks Associated With  The Company's Ability To Continue As A Going Concern.

     The Company has no operating history, limited sales, and has incurred operating losses since inception and requires additional capital to continue its operations and to implement its business plans. The Company's certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2002. Although the Company intends to raise money, implement sales, and become profitable, if the Company fails to achieve any one of these goals, then it is unlikely that the Company will be successful, and very likely that the Company will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse affect on the Company and any results of operations.


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

     As part of cost cutting measures instituted in fiscal 2002, the Company closed its west coast offices in February, 2003. The Company's west coast offices had been located in 1725 sq. ft. of office space at 2659 Townsgate Rd., Suite 113, Westlake Village, California 91361. The Company was paying approximately $3,000 per month for the rent of this space.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2002.

Part II.


Item  4.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     From inception in November of 1999 through December, 1999 the Company issued 7,600,000 common shares to its founder, Norman Gardner; several people who assisted Mr. Gardner in the formation of the Company and its technology - Michael J. Prevot, a director, and George Hess and his children, Eric J. Hess, Mark A. Hess, and Brian K. Hess; its attorneys, Jay Hait and Tom Schneider, and several business associates and friends of Mr. Gardner's, who are not involved in the day to day business operations of the Company in exchange for assets and services valued at $120,533.

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

     On December 31, 2001, pursuant to section 4(2) of the Securities Act of 1933, the Company issued 2,000,000 common shares as part of the acquisition price for E.D.S. Marketing, Inc, at a valuation of $0.035 per share. On November 1, 2002, the holders of these shares cancelled one million of these shares as part of a purchase price adjustment.

     In March of 2002, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold 1,350,000 common shares at a price of $0.32 per share for a total of $432,000. The shares were sold to accredited investors who were personal acquaintances of the Company's President, Norman Gardner, and its Vice-Chairman, Edward Fishman.

     In October of 2002, pursuant to Rule 506 as promulgated under Regulation D of the Securities Act of 1933, the Company sold 2,026,875 common shares at a price of $0.125 per share for a total of $258,000. The shares were sold to accredited investors who were personal acquaintances of the Company's President, Norman Gardner, and its Vice-Chairman, Edward Fishman.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is quoted on the bulletin board under the symbol "LLTI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31, 2002 there were approximately 125 shareholders of Common Stock.


                                             High              Low
                                            -----              ----
                  2002
                  -----
                  First Quarter             0.50                0.30

                  Second Quarter            0.50                0.35

                  Third Quarter             0.41                0.25

                  Fourth Quarter            0.35                0.11

                  2001
                  -----
                  First Quarter             0.55                0.25

                  Second Quarter            0.50                0.30

                  Third Quarter             0.50                0.35

                  Fourth Quarter            0.60                0.32


(b) As of December 31, 2002, there were approximately 125 holders of the Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending December 31, 2002.

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

Overview

     Due to the lack of cash flow to the Company's operations, which stem from, among other things, a lower than projected amount of sales for fiscal 2002, the Company has taken a number of steps to lower its monthly negative cash flow from $90,000 to $35,000. We believe that these steps are temporary, and that as the economy strengthens so will the Company's sales and we will be able to implement these programs once again. We believe that our laser and ink combination products are ready for commercial production and we have been soliciting orders for our products. We had previously entered into licensing agreements with the Bud Jones Company, Bourgogne et Grasset, and Slot Tickets to utilize our technology in the gaming industry. These contracts have generated limited operating revenues during 2002, and we expect them to generate greater sales during fiscal 2003.

     From its inception in 1999, LaserLock has been engaged primarily in activities devoted towards obtaining the patent rights to the technology, general business operations, research and development, negotiating licenses and agreements with potential customers, creating a sales and management infrastructure by hiring consultants and independent contractors , and obtaining financing. The Company intends to spend between $25,000 to $50,000 for consultant services during the 2003 fiscal year. There have been limited revenues from sales to date.

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

     Results of Operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001

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

     As a result of our extremely limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, annual revenue and results of operation are difficult to project.

     For the year ending December 31, 2002, the Company had Sales and Royalties revenues of $126,299, as opposed to Sales and Royalties revenues of $11,803 for the year ending December 31, 2001. The increase in sales and revenues is due to the Company's delivery of materials pursuant to contracts the Company has entered into.

     The Company's general and administrative costs aggregated approximately $385,990 for the year ended December 31, 2002 as compared to $422,700 for the year ended December 31, 2001 representing an decrease of $36,710. These costs reflect a tax offset benefit of $145,000. Without the tax offset, general and administrative costs would have been $108,290 higher for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to costs associated with the acquisition of EDS Marketing, Inc., the Company's Los Angeles office, and staff and commission advances to Ed Fishman, Steve Meistrich, and Doug Wise

     The Company's sales and marketing costs aggregated approximately $583,339 for the year ended December 31, 2002 as compared to $625,641 for the year ended December 31, 2001 representing a decrease of $42,302. This decrease represents decreased spending related to the Company's marketing after the purchase of the assets EDS Marketing, Inc.. Specifically, the Company continued marketing its products in earnest this year by attending trade shows, creating promotional materials, adding sales staff, and building a web site, but lowered costs in its staffing. The Company's research and development costs aggregated approximately $141,748 for the year ended December 31, 2002 as compared to $173,412 for the year ended December 31, 2001 representing an decrease of $31,664. This decrease represents decreased spending related to the Company's research team which has resulted in two additional patents during the year. Finally, the Company's legal and accounting costs aggregated approximately $67,753 for the year ended December 31, 2002 as compared to $146,845 for the year ended December 31, 2001 representing an decrease of $79,092. This decrease represents the decreased legal costs the Company incurred this year since it did not have costs similar to 2001's one time costs involved in the Company's purchase of the assets EDS Marketing, Inc, and its license acquisition from Nocopi Technologies, Inc.


Liquidity and Capital Resources

     The Company decreased its cash balance by $ 146,391 from a cash balance at December 31, 2001 of $268,984 to $112,593 at December 31, 2002. Working capital at December 31, 2002 is positive at $124,465.

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

     The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company expects to expend $70,000 on its research and development program in the upcoming year and the Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     The Company has no plans to change the number of employees or independent contractors it employs at this time, and plans to continue to utilize its current employees and contractors for at least the duration of 2003. The Company intends to third party manufacture all of its products, and does not believe that it will be making any plant and equipment purchases during the upcoming year.

     Until required for operations, LaserLock's policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade quality instruments.

     There can be no assurance that LaserLock will be able to commercialize its technologies, or that profitability will ever be achieved. LaserLock expects that its operating results will fluctuate significantly from year to year in the future and will depend on a number of factors, most of which are outside LaserLock's control.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto at page 17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former accountants, Larson, Allen, Weishair & Co., LLP, P.C. ('Larson') resigned from their position as the Company's auditor as of August 23, 2002.

     Larson's report on the Company's financial statements for the period November 10, 1999 (date of inception) to December 31, 2000 and 2001 contained an unqualified opinion modified for uncertainty as to the Company's ability to continue as a going concern. Other than that, their report on the Company's financial statements since inception did not contain an adverse opinion, disclaimer of opinion, or any qualifications or modifications with regard to uncertainy, audit scope, or accounting principles.

     For the Company's last two fiscal years, and any subsequent interim period prior to their resignation, the Company did not have any disagreements with Larson with respect to accounting and auditing issues of the type discussed in
Item 304(a)(iv) of Regulation S-B.

     As of October 10, 2002, the Company has retained the public accounting firm of Cogen Sklar, LLP, ('Cogen'), whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion of its report in Form 10-KSB, and perform SAS 71 reviews of quarterly information in connection with Form 10-QSB filings.

     The Company had not previously consulted with Cogen on any matters, and for the year ended December 31, 2002 has not had any disagreements with Cogen on accounting or financial disclosure.



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


Name               Age        Position
Norman A. Gardner  60         CEO,  and Chairman of the Board of Directors
Ed Fishman*        59         Vice Chairman of the Board of Directors
Steven Meistrich*  44         Executive Vice President and a Director
Ed Bell            54         Director of Research and Development
Joel A. Pinsky     66         Director
Michael J. Prevot  47         Vice President and a Director
Doug Wise*         57         Vice President of Sales and Marketing
------------------------------
* Messrs. Fishman, Meistrich, and Wise have all handed in letters resigning from their board and/or executive positions with the Company effective May 1, 2003 for personal reasons. Although they will no longer be involved with the Company in their executive and/or board positions, they have all indicated they they intend to remain on the Company's Board of Advisors.


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

JOEL PINSKY

     Mr. Pinsky has been International Counsel of the Company since October 2001. Mr. Pinsky is a founding partner with the law firm of GROSS, PINSKY and has practiced his profession in Montreal, Canada on full-time basis for over 40 years. He received his B.A. degree from McGill University in 1957, his B.C.L. degree from McGill University in 1960 and his B.Com degree from Concordia University in 1961.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2002, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2002 and no bonuses were awarded during fiscal 2002.



                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Norman Gardner(1)            2002  105,000         -0-     15,600       -0-             -0-      -0-         -0-
President,                   2001  86,250(3)       -0-     15,600(2)(3) -0-             500,000  -0-         -0-
Director                     2000  75,000          -0-     15,600(2)    -0-             -0-      -0-         -0-
                             1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Michael Prevot               2002      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Vice President of Marketing, 2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director                     2000      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Ed Fishman,                  2002  32,000          -0-         -0-      -0-             -0-      -0-         -0-
Vice Chairman of             2001   8,000(4)       -0-         -0-      -0-             500,000  -0-         -0-
Board of Directors

Steven Meistrich,            2002  32,000          -0-         -0-      -0-             -0-      -0-         -0-
Executive Vice President     2001   8,000(4)       -0-         -0-      -0-             500,000  -0-         -0-
Director

Ed Bell,                     2002      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director of                  2001      -0-         -0-         -0-      -0-             500,000  -0-         -0-
Research and Development

Joel Pinsky,                 2002      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director                     2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Director

Doug Wise,                   2002  32,000          -0-         -0-      -0-             -0-      -0-         -0-
Vice President               2001   8,000(4)       -0-         -0-      -0-             500,000  -0-         -0-
Sales and Marketing



---------------------------------------------

1. On October 1, 2001 the Company entered into a new employment agreement with its President, Norman Gardner, which provides for compensation of $120,000 annually, commencing October 1, 2001, and escalating to $150,000 per year from October 1, 2003, and which expires on September 30, 2006. In addition the agreement grants Mr. Gardner 500,000 options to purchase the Company's common stock, 250,000 shares at $0.17 per share, and 250,000 shares at $0.35 per share. In all other respects, the contract is the same as his employment agreement from January 1, 2000.

2.   Company car, insurance, repairs and expenses.

3.   Computed as funds expended as of the date of this filing.

4.   Advances against commissions.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of December 31, 2002, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.



                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Norman Gardner                           3,150,000    16.29%
President
837 Lindy Lane
Bala Cynwyd, PA 19004

Michael J. Prevot                        106,500       0.5%
419 Buena Vista Ave.
San Mateo, CA 94403

Ed Fishman                               250,000       1.29%
27234 Pacific Coast Highway
Malibu, CA 90265

Steven Meistrich                         250,000       1.29%
4312 Manorview Court
Moorpark, CA 93021

Doug Wise                                250,000       1.29%
5318 Old Hwy 96
Franklin, TN 37064

Joel Pinsky                                    0          0%
2 Place Alexis Nihon
Suite 1000
3500 de Maisonneuve Boulevard West
Montreal, QC, Canada
H3Z 3C1

Ed Bell                                   45,010       0.26%
5 Alexandra Court
Glenn Mills, PA 19342



Directors and Officers as a Group      4,051,510      22.09%

(1) Percentage of ownership is based on 19,334,742 shares of Common Stock issued and outstanding as of December 31, 2002.



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     On December 23, 2001, the Company purchased the assets of E.D.S. Marketing, Inc. for 2,000,000 shares of restricted stock. Prior to the transaction, the Company had no relationship with that Company or with management of that Company. As a result of the acquisition, three former employees of E.D.S. Marketing, Inc. became management employees of the Company. These people are Ed Fishman, the Company's Vice Chairman of the Board of Directors, Steven Meistrich, the Company's Executive Vice President and a Director, and Doug Wise, the Company's Vice President of Sales and Marketing. In addition to becoming employees of the Company, pursuant to the transaction each of these three persons received 500,000 of the total 2,000,000 shares used to purchase the assets E.D.S. Marketing, Inc., and received grants of options to purchase an additional 500,000 shares each. During 2002, in order to adjust the purchase price of E.D.S. Marketing, Inc. , each of the persons who received common stock as part of the Company's acquisition of E.D.S. Marketing, Inc. (Ed Fishman, Steven Meistrich, Doug Wise, and Howard Goldberg) cancelled 250,000 of their common shares, lowering the Company's then issued and outstanding common shares by 1,000,000 shares.

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

ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including Norman Gardner, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission`s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         Changes in Internal Controls
         -----------------------------

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

Financial Statements

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                           DECEMBER 31, 2002 AND 2001

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)








                                 C O N T E N T S
                                -------------------



                                                                    PAGE
                                                                   ------
INDEPENDENT AUDITORS REPORTS ................................... F-1 and F-2

CONSOLIDATED BALANCE SHEETS .................................... F-3

CONSOLIDATED STATEMENTS OF OPERATIONS .......................... F-4

CONSOLIDATED STATEMENTS OF CHANGES IN .......................... F-5
STOCKHOLDER'S EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS .......................... F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................... F-7 to F-17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheet of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 3, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in Note 2 to the financial statements. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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





                                COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
March 12, 2003

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

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


                                  /s/LARSON, ALLEN, WEISHAIR & CO., LLP
                                     LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
March 26, 2002

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                                                                            2002               2001
                                                                                      ------------------ ------------------
                  ASSETS
Current Assets
      Cash and cash equivalents                                                               $ 122,593          $ 268,984
      Receivables                                                                                27,358              5,593
      Note receivable                                                                                 -             15,000
      Prepaid expenses                                                                           11,250             26,250
                                                                                      ------------------ ------------------
           Total Current Assets                                                                 161,201            315,827
                                                                                      ------------------ ------------------

Property and Equipment
      Capital equipment                                                                           9,445                  -
      Less: accumulated depreciation                                                              1,889                  -
                                                                                      ------------------ ------------------
                                                                                                  7,556                  -
                                                                                      ------------------ ------------------

Other Assets
      Intangible assets, net of accumulated amortization of $114,383 and
           $13,305 as of December 31, 2002 and 2001                                             114,617            744,694
      Patent costs, net of accumulated amortization of $1,022 and $-0-
           as of December 31, 2002 and 2001                                                      23,376                  -
                                                                                      ------------------ ------------------
                                                                                                137,993            744,694
                                                                                      ------------------ ------------------

      Total Assets                                                                            $ 306,750         $1,060,521
                                                                                      ================== ==================


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable and accrued expenses                                                    $ 36,736           $ 19,312
      Deferred revenue                                                                                -             21,042
                                                                                      ------------------ ------------------
           Total Current Liabilities                                                             36,736             40,354
                                                                                      ------------------ ------------------


Stockholders' Equity
      Preferred stock, $.001 par value; 10,000,000 shares authorized,
           no shares issued and outstanding                                                           -                  -
      Common stock, $.001 par value; 40,000,000 shares authorized,
           19,334,742 shares outstanding at December 31, 2002 and
           16,957,867 shares outstanding at December 31, 2001                                    19,335             16,958
      Additional paid-in capital                                                              2,920,673          2,477,450
      Deficit accumulated during the development stage                                      (2,669,994)        (1,474,241)
                                                                                      ------------------ ------------------
           Total Stockholders' Equity                                                           270,014          1,020,167
                                                                                      ------------------ ------------------

      Total Liabilities and Stockholders' Equity                                              $ 306,750         $1,060,521
                                                                                      ================== ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
    AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002





                                                                   Cumulative      Year Ended       Year Ended
                                                                     Since        December 31,      December 31,
                                                                   Inception          2002             2001
                                                             -------------        --------------   -------------
REVENUES
      Sales                                                      $ 46,117          $ 39,522          $  6,595
      Royalties                                                    91,985            86,777             5,208
                                                             -------------        --------------   -------------
           Total revenues                                         138,102           126,299            11,803

COSTS AND EXPENSES
      Research and development                                    375,878           141,748           173,412
      Patent costs                                                 50,989                 -            25,989
      Legal and accounting                                        251,533            67,753           146,845
      Sales and marketing                                       1,358,336           583,339           625,641
      General and administrative                                  982,570           385,990           422,700
                                                             -------------        --------------   -------------
           Total costs and expenses                             3,019,306         1,178,830         1,394,587
                                                             -------------        --------------   -------------

LOSS BEFORE OTHER INCOME                                      (2,881,204)       (1,052,531)       (1,382,784)

OTHER INCOME
      Interest income                                              46,210             1,778            20,485
                                                             -------------        --------------   -------------

LOSS BEFORE INCOME TAX BENEFIT                                (2,834,994)       (1,050,753)       (1,362,299)

INCOME TAX BENEFIT (PROVISION)                                    165,000         (145,000)           310,000
                                                             -------------        --------------   -------------

NET LOSS                                                     $(2,669,994)      $(1,195,753)      $(1,052,299)
                                                             =============        ==============   =============



BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                                                $  (0.06)         $  (0.07)
                                                                                 ================ =============

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                                                  18,361,695        14,105,028
                                                                                 ================ =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                                                                        Accumulated
                                                        Common Stock                     Additional     during the
                                                  Number of                  Consulting  Paid-In        Development
                                                   Shares       Amount       Fees        Capital         Stage         Total
                                                --------------  ----------   --------- -------------  ---------------  ------------
Issuance of initial 4,278,000 shares
     on November 10, 1999                           4,278,000    $  4,278      $    -      $ 16,595          $     -      $ 20,873
Issuance of shares of common stock in
     exchange for services                          1,232,000       1,232           -        35,728                -        36,960
Issuance of shares of common stock                  2,090,000       2,090           -        60,610                -        62,700
Stock issuance costs                                        -           -           -      (13,690)                -      (13,690)
Net loss                                                    -           -           -             -         (54,113)      (54,113)
                                                --------------  ----------   --------- -------------  ---------------  ------------
Balance, December 31, 1999                          7,600,000       7,600           -       99,243          (54,113)        52,730

Issuance of shares of common stock                  5,449,999       5,450           -       921,050               -        926,500

Issuance of shares of common stock in
     exchange for services                            240,000         240    (40,800)        40,560                -             -
Stock issuance costs                                        -           -           -       (16,335)               -      (16,335)
Fair value of non-employee stock
     options grants                                         -           -           -        50,350                 -       50,350
Amortization of deferred consulting fees                    -           -      20,117             -                 -       20,117
Net loss                                                    -           -           -             -         (367,829)     (367,829)
                                                --------------  ----------   --------- -------------  ---------------  ------------

Balance, December 31, 2000                         13,289,999      13,290    (20,683)     1,094,868        (421,942)       665,533

Issuance of shares of common stock                    217,500         218           -        77,723                -        77,941
Issuance of shares of common stock and stock
     options for acquisition of subsidiary          2,000,000       2,000           -       736,000                -       738,000
Issuance of stock options                                   -           -           -        15,000                -        15,000
Exercise of options                                 1,450,368       1,450           -       230,609                -       232,059
Fair value of non-employee stock options                    -           -           -       323,250                -       323,250
Amortization of deferred consulting fees                    -           -      20,683             -                -        20,683
Net loss                                                    -           -           -             -      (1,052,299)   (1,052,299)
                                                --------------  ----------   --------- -------------  ---------------  ------------
Balance, December 31, 2001                         16,957,867      16,958           -     2,477,450      (1,474,241)     1,020,167

Issuance of shares of common stock                  3,376,875       3,377           -       687,223               -        690,600
Fair value of non-employee stock options                    -           -           -        94,000               -         94,000
Salary due to stockholder contributed to capital            -           -           -        15,000               -         15,000
Return of shares of common stock related to
 purchase price adjustment                        (1,000,000)     (1,000)           -     (353,000)               -      (354,000)
Net loss                                                    -           -           -             -      (1,195,753)   (1,195,753)
                                                --------------  ----------   --------- -------------  ---------------  ------------
Balance, December 31, 2002                         19,334,742    $ 19,335      $    -    $2,920,673    $ (2,669,994)     $ 270,014
                                                ==============  ==========   ========= =============  ===============  ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
    AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002



                                                                          Cumulative          Year Ended          Year Ended
                                                                            Since            December 31,        December 31,
                                                                          Inception           2002                  2001
                                                                    ----------------------  ----------------    ------------------
Cash Flows From Operating Activities
      Net Income                                                             $(2,669,994)      $(1,195,753)          $(1,052,299)
      Adjustments to reconcile net loss to net cash flows
        used in operating activities:
           Fair value of options issued in exchange for services                  467,600            94,000               323,250
           Salary due to stockholder contributed to capital                        15,000            15,000                     -
           Amortization and depreciation                                          292,293           278,988                13,305
           Stock issued in exchange for services                                   36,960                 -                     -
           Amortization of deferred consulting fees                                40,800                 -                20,683
           (Increase) decrease in assets
           Receivables                                                           (27,358)          (21,765)                 (868)
           Prepaid expenses                                                      (11,250)            15,000              (22,000)
           Increase (decrease) in liabilities
           Accounts payable and accrued expenses                                   36,737            17,424                19,068
           Deferred revenue                                                             -          (21,042)                21,042
                                                                    ----------------------  ----------------    ------------------
Net cash used in operating activities                                         (1,819,212)         (818,148)             (677,819)
                                                                    ----------------------  ----------------    ------------------

Cash Flows From Investing Activities
      Purchase of capital equipment                                               (9,445)           (9,445)                     -
      Purchase of intangibles                                                    (20,000)                 -              (20,000)
      Purchase of patent costs                                                   (24,398)          (24,398)                     -
      Decrease (increase) in notes receivable                                          -             15,000              (15,000)
                                                                    ----------------------  ----------------    ------------------
Net cash used in investing activities                                            (53,843)          (18,843)              (35,000)
                                                                    ----------------------  ----------------    ------------------

Cash Flows From Financing Activities
      Proceeds from issuance of common stock                                    1,778,614           690,600                77,941
      Proceeds from exercise of stock options                                     232,059                 -               232,059
      Proceeds from issuance of stock options                                      15,000                 -                15,000
      Stock issuance costs                                                       (30,025)                 -                     -
                                                                    ----------------------  ----------------    ------------------
Net cash provided by financing activities                                       1,995,648           690,600               325,000
                                                                    ----------------------  ----------------    ------------------

Net Increase (decrease) in Cash and Cash Equivalents                              122,593         (146,391)             (387,819)

Cash and Cash Equivalents, Beginning of Period                                          -           268,984               656,803
                                                                    ----------------------  ----------------    ------------------

Cash and Cash Equivalents, End of Period                                        $ 122,593         $ 122,593   $-        $ 268,984
                                                                    ======================  ================    ==================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
      Return of shares of common stock related to purchase
        price adjustment:
        Common stock                                                           $  (1,000)        $  (1,000)              $      -
        Additional paid-in capital                                              (353,000)         (353,000)                     -
                                                                    ----------------------  ----------------    ------------------
        Intangible assets                                                     $ (354,000)       $ (354,000)              $      -
                                                                    ======================  ================    ==================
      Issuance of common stock and stock options
        for acquisition of subsidiary                                           $ 738,000          $      -             $ 738,000
                                                                    ======================  ================    ==================









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
-------------------
The Company is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. Since inception, substantially all of the efforts of the Company have been developing technologies for the prevention of product and document counterfeiting. The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property, plant and equipment. The Company anticipates establishing markets for its technologies in North America and Europe.

Principle of Consolidation
--------------------------
The accompanying consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its wholly-owned subsidiaries, LL Security Products, Inc. and EDS Marketing, Inc. All inter-company transactions have been eliminated in consolidation.

Use of Estimates
-----------------
The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Comprehensive Income
---------------------
The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
------------------------------------
The Company's  financial  instruments  consist of cash  receivables and accounts
payable.  The  carrying  values  of  cash,   receivables  and  accounts  payable
approximate fair value because of their short maturities.

Concentration of Credit Risk Involving Cash
--------------------------------------------
At December 31, 2002, the Company has deposits with a financial institution which exceed Federal Depository Insurance limits. This financial institution has a strong credit rating and management believes that credit risk related to these deposits is minimal.

Cash and Cash Equivalents
--------------------------
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Property and Equipment
-----------------------
Capital equipment are stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)
------------------------------------
Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2002 and 2001 was $1,899 and $-0-.

Patents
---------
Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2002 and 2001 was $1,022 and $-0-.

Revenue Recognition
---------------------
The Company recognizes revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.

Income Taxes
----------------
The Company follows SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
---------------
The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2002 and 2001, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Research and Development Costs
-------------------------------
Research and development costs are expensed when incurred. Total amount expensed for the years ending December 31, 2002 and 2001 was $141,748 and $173,412, respectively.

Reclassification
-----------------
Certain costs and expenses in the 2001 consolidated financial statements have been reclassified to conform to the presentation in the 2002 consolidated financial statements.

Intangibles
---------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Accounting for Business Combinations" and Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." The provisions of Statement No. 141 apply to business combination transactions that occur after June 30, 2001. Implementation of Statement No. 141 has not effected the consolidated financial statements of the Company. The provisions of Statement No. 142, implemented effective January 1, 2002, eliminated goodwill amortization and provides for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard has had no effect on the Company's consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment
-----------
In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted Statement 144 effective January 1, 2002. The adoption of this statement has had no effect on the Company's financial statements.

Recently Issued Accounting Principles
--------------------------------------
In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends Statement No. 123. The adoption of this standard is not expected to have an effect of the Company's consolidated financial statements. The Company did not adopt this voluntary change for year ended December 31, 2002.


The following recently issued accounting pronouncements are currently not applicable to the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002.


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flow during the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in the development stage at December 31, 2002. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company has entered into an agreement with an equity firm to raise additional capital. However, there can be no assurances that the Company will be able to secure additional equity investment.

                 LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 3 - CONVERTIBLE PROMISSORY NOTE RECEIVABLE

On November 30, 2001 LaserLock loaned an unrelated corporation $15,000, bearing 10% interest per annum, due and payable sixty (60) days from the date the money was received by the corporation. The note was satisfied in full in 2002 in accordance with the terms of the note.


NOTE 4 - DEFERRED REVENUE

At December 31, 2001, LaserLock was in the process of negotiating a contract with an unrelated third party. As part of the negotiations, the unrelated third party agreed to advance LaserLock $60,000 and LaserLock agreed that the advance would be credited against future royalties if an agreement was finalized. LaserLock received $20,000 in 2001 and the remaining $40,000 during the first quarter 2002. The entire $60,000 of revenue was earned in 2002.


NOTE 5 - INCOME TAXES

Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company's consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

Deferred tax liabilities would arise principally from intangible assets in the consolidated financial statements and compared to the tax treatment of such costs (these assets have no tax basis). Additionally, differences in depreciation methods for financial statement purposes and for income taxes result in temporary differences, as well.

At December 31, 2002, the Company has a net operating loss ("NOL") that approximates $1,830,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:

                                   2002               2001
                                -----------        ----------
Current                            $      -          $      -
Deferred                            307,000           303,000
Change in Valuation allowance      (452,000)            7,000
                                -----------        ----------
                                   (145,000)          310,000
                                ===========        ==========

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 5 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions.


                                        2002                               2001
                                      -----------------------------    -------------------------------
                                       Amount          Percentage         Amount          Percentage
                                      -----------     -------------    -------------     -------------

U.S. federal income tax benefit at
Federal statutory rate                 $(418,000)              (35)       $(477,000)              (35)
State tax, net of federal tax effect     (77,000)               (7)         (47,000)               (3)
Non-deductible excess purchase price      53,000                 5          109,000                 8
Non-deductible options                    33,000                 3          112,000                 8
Non-deductible amortization               97,000                 8                -                 -
Non-deductibel salary consolidated         5,000                 -                -                 -
Change in valuation allowance            452,000                38           (7,000)               (1)
                                      -----------     -------------    -------------     -------------
                                       $ 145,000                12        $(310,000)              (23)
                                      ===========     =============    =============     =============


The primary components of the Company's 2002 and 2001 deferred tax assets, liabilities and the related valuation allowance are as follows:

                                                2002                2001
                                              -----------        ------------

Deferred tax asset for NOL carry forwards       $759,000            $452,000
Deferred tax liability for intangibles          (160,000)           (305,000)
Valuation allowance                             (599,000)           (147,000)
                                              -----------        ------------

                                                   $   -               $   -
                                              ===========        ============




Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 6 - COMMON STOCK

In connection with two private placements that occurred in March and October 2002, the Company sold 3,376,875 shares of its common stock for a total of $690,000. In addition, on or about November 1, 2002, as part of a purchase price adjustment associated with the 2001 acquisition of EDS Marketing, Inc., one million shares of the Company's common stock was returned to the Company and cancelled (Note 12).

During 2001, the Company sold 217,500 shares of its common stock for a total of $77,941. In addition, 1,450,368 shares of common stock were issued upon the exercise of options for net proceeds of $232,250. On December 31, 2001, the Company issued two million shares of its common stock for the acquisition of EDS Marketing, Inc. (Note 12).

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCK OPTION PLAN

During 1999, the Board of Directors ("Board") of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan (the "Plan"), pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock to the Company's employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options ("Non-Statutory Stock Options").

The Plan is administered by a committee of the Board of Directors ("Stock Option Committee") which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provision of the Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock for which an employee may exercise Incentive Stock Options under all plant of the company shall not exceed $1,000,000 per calendar year. If any employee shall have the right to exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Statutory Stock Options, including prices, duration, transferability and limitations on exercise.

Stock option transactions for employees during 2002 and 2001 were as follows:

                                                              Exercise Price
                                  Option        Vested          Per Common
                                  Shares        Shares         Share Range
                                 -----------   -----------   -----------------

Balance, December 31, 2000           25,000        25,000    $0.17
Granted/vested during the year      500,000       500,000    $0.17 to $0.35
Exercised during the year                 -             -                 -
                                 -----------   -----------   -----------------

Balance, December 31, 2001          525,000       525,000    $0.17 to $0.35
Granted/vested during the year            -             -                 -
Exercised during the year                 -             -                 -
                                 -----------   -----------   -----------------

Balance, December 31, 2002          525,000       525,000    $0.17 to $0.35
                                 ===========   ===========   =================

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCK OPTION PLAN (Continued)

Information with respect to employee stock options outstanding and employee stock options exercisable at December 31, 2002 is as follows:


                      Employee Options Outstanding
                   ----------------------------------------------------------------------------------
                                                                                 Weighted Average
                                                                                 Exercise Price of
     Range of       Number Outstanding       Weighted Average Remaining          Options Currently
  Exercise Prices  at December 31, 2002      Contractual Life                       Exercisable
-----------------  --------------------   ---------------------------------    ----------------------
  $0.17 to $0.35            525,000             2.98 years                        $0.26


The Company  accounts for  stock-based  compensation in accordance with SFAS No.
123. Accounting for Stock-Based Compensation, which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No.
123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2001 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2001 the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 30%, risk-free interest rate of 5% and expected option life of five years. There were no employee stock options issued during 2002.

                                                     December 31,
                                                         2001
                                                    -------------------
Net loss:
As reported                                              $1,052,299
Pro froma                                                 1,072,299

Net loss per common share basic and diluted:
As reported                                                $   0.07
Pro forma                                                  $   0.08

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCK OPTION PLAN (Continued)

In addition to options granted to employees under the plans, the Company issued stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided.

Stock option transactions for non-employees during 2002 and 2001 were as follows:

                                                                                      Exercise Price
                                              Option                Vested              Per Common
                                              Shares                Shares              Share Range
                                           --------------       ---------------      ------------------
Balance, December 31, 2000                     1,110,000             1,110,000       $0.17 to $0.35
Granted/vested during the year                 3,650,000             1,650,000       $0.16 to $0.35
Exercised during the year                     (1,450,368)           (1,450,368)      $0.16
                                           --------------       ---------------      ------------------

Balance, December 31, 2001                     3,309,632             1,309,632       $0.16 to $0.35

Granted/vested during the year                   585,000             1,060,000       $0.40 to $0.75
Exercised during the year                              -                     -                       -
                                           --------------       ---------------      ------------------

Balance, December 31, 2002                     3,894,632             2,369,632       $0.16 to $0.75
                                           ==============       ===============      ==================


Included in options granted during 2001 are the 2,000,000 options shares granted in connection with the acquisition of EDS Marketing, Inc. as disclosed in Note 13.

Total expense recognized by the Company during 2002 and 2001 for non-employee granted options was $94,000 and $323,250. The 2002 and 2001 fair value amounts of the non-employee options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield for 2002 and 2001, expected volatility of 60% for 2002 and 30% for 2001, risk free interest rate of return of approximately 5% and expected option life of two to five years for 2002 and 2001.

Information  with  respect  to  non-employee   stock  options   outstanding  the
non-employee stock options exercisable at December 31, 2002 is as follows:



                                 Non-Employee Options Outstanding
                        ----------------------------------------------------------------------------------------
                                                                                            Weighted Average
                                                                                            Exercise Price of
     Range of              Number Outstanding           Weighted Average Remaining          Options Currently
  Exercise Prices         at December 31, 2002          Contractual Life                       Exercisable
--------------------    --------------------------   ----------------------------------   ----------------------
  $0.16 to $1.00                  2,369,632                2.28 years                        $0.34


                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 7 - STOCK OPTION PLAN (Continued)

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted are contingent upon the gross amount of product sales during each of four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Aquiring, Or In Conjunction With Selling, Goods Or Services," which generally will be at the end of each reporting date when the amount of the product sales are known.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company leases its sales office located in Los Angeles, California from a company owned by officers and minority stockholders of LaserLock. The Company incurred expenses associated with the Los Angeles, California office of $170,000 and $40,000 for 2002 and 2001.

In October 2000, the Company entered into a four-year employment agreement with its President effective January 1, 2001. The agreement provides for annual compensation of $90,000 and payment of certain fringe benefits, including use of an automobile. Additionally, the agreement provides for the issuance of Non-Statutory Stock Options (not covered by the Stock Option Plan discussed in
Note 7) to purchase 250,000 shares of common stock at $0.17 per share and 250,000 shares at $.35 per share. Effective October 1, 2001, the Company modified its employment agreement with its President. The modifications include raising the annual compensation to $120,000 until September 30, 2003 and then to $150,000 per annum during the period October 1, 2003 to September 30, 2006. All other terms of employment remains the same.

The Company maintains its office at the home of its President. No formal lease agreement exists and no rent expense has been incurred.

During 2002 and 2001, the Company paid approximately $7,000 and $5,000 to one of its minority stockholders for general legal services.


NOTE 9 - COMMITMENTS

Office Lease
------------
The Company leases office space in Los Angeles, California (Note 8.) The current lease expired in February 2003. The lease was not renewed and the office was closed in February 2003.

During 2000, the Company entered into commission agreements with sales representatives. Under the terms of the contracts, expiring on various dates, the representatives are entitled to commissions based on certain percentage of sales, as defined in the agreements which may be renewed annually. The commissions from sales will be expensed as sales are generated. However, the commission from sales will be paid over 4-year terms at defined percentages.

The Company entered into a consulting agreement with one of its minority stockholders to manage the Company's sales force effective June 2000. The contract expired in May 2001 and was not renewed.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 10 - LICENSING AGREEMENT

In October 2001, the Company entered into a licensing agreement with a company located in the United States and a company located in France (together the Licensee which grants the Licensee the non-exclusive rights to use the company's technology to market, promote, sell, manufacture and have manufactured non-exclusive products or components of non-exclusive products in the licensee's territory. The Licensee's territory is the world.

In consideration of the rights granted to the Licensee under the agreement, the Licensee agrees to pay to the Company royalties in accordance with the agreement. The minimum, annual royalty fee of $25,000 shall be paid by the Licensee to the company by way of four quarterly payments of $6,250. The Company received $25,000 in 2002 and $6,250 in 2001. The agreement is for one year and may be automatically renewed from year to year by the Licensee. The license was renewed in October 2002.


NOTE 11 - PATENTS

The Company has acquired the rights to a patent application in the United States via its employment contract with its President, Norman A. Gardner. The pending United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the Assignment has been recorded at the US Patent and Trademark Office. The Assignment by its terms conveys the entire right, title and interest in and to the invention of the pending patent application (entitle "Counterfeit Detection System") and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of this association with LaserLock Technologies, Inc. and for one year thereafter. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in other jurisdictions where commercial usage is foreseen, including countries in Europe. There can be no assurance, however, that such protection will be obtained.

The subject patent application was filed December 10, 1999 and notification that it will be granted was received March 12, 2002.


NOTE 12 - ACQUISITIONS

EDS Marketing, Inc.
-----------------------
On December 31, 2001 the Company acquired 100% of EDS Marketing, Inc.'s ("EDS") common stock for $20,000, 2,000,000 shares of its common stock and options to purchase 2,000,000 shares of its common stock. The value of the 2,000,000 shares of common stock was $708,000 and the value of the options to purchase 2,000,000 shares of common stock was $30,000. The total consideration for the common stock of EDS was $758,000.

EDS is a recently formed corporation consisting of a collection of assets transferred into the corporation prior to the merger. EDS Marketing, Inc. was not an operating business prior to the acquisition. At the time of the acquisition, three of EDS's officers entered into employment contracts whereby they are employed at will and one officer entered into a consulting agreement that terminated on March 31, 2002.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 12 - ACQUISITIONS (Continued)

EDS assigned four marketing agreements with unrelated enterprises to the Company. The agreements were for 120 days with options to renew for 24 months.

The companies are engaged in security technology involving the following activities:

o        Biometric security and profiling
o        Anonymous internet shopping
o        Anonymous telecommunications
o        Offsite supervision through the internet

Management believes that these technologies have gaming industry applications.

EDS also assigned an agreement to market and sell slot machine tickets with third party advertising thereon to casinos and other engaged in the gaming industry.

Management originally assigned the purchase price to the intangible assets and lives to the intangible assets as follows:


                                    Value                Life
                                 ------------         ------------
Employment contracts                $100,000           24 months
Four marketing agreements            300,000           24 months
Slot machine tickets agreement       358,000           36 months
                                 ------------
                                    $758,000
                                 ============


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

On November 1, 2002, one million shares of the original two million shares issued in the EDS acquisition were returned to the Company as the result of a purchase price adjustment. The returned shares were canceled upon receipt. The shares were valued at the original price per share at the time acquisition ($0.35 per share) and the carrying value of the intangible assets were reduced by $354,000, leaving a carrying value of $114,617, which will be amortized over the following 23 months. The reduction in the purchase price of $354,000 resulted in a deferred tax expense of $145,000 and a credit to operations.

Amortization expense totaled $276,078 in 2002 and $13,305 in 2001.

LL Security Products, Inc.
---------------------------
In July 2001, the Company formed LL Security Products, Inc. with an investment of $50,000. LL Security Products, inc. was incorporated to operate the Company's marketing aspects of its business.

                       THIS PAGE LEFT INTENTIONALLY BLANK

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   3-10-03                          By: /s/ Norman A. Gardner
                                            Norman Gardner
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date


/s/ Norman A. Gardner                                         3-10-03
Norman A. Gardner       Pres. CEO,  Chairman Bd of Dir.

/s/ Ed Fishman                                                3-10-03
Ed Fishman              Vice Chairman Bd of Dir.

/s/ Steven Meistrich                                          3-10-03
Steven Meistrich        Executive V.P., Director

/s/ Joel Pinsky                                               3-10-03
Joel Pinsky             Director

/s/ Michael J. Prevot                                         3-10-03
Michael J. Prevot       V.P., Director

                        LASERLOCK TECHNOLOGIES, INC.


                         OFFICERS STATEMENT PURSUANT TO
                   REQUIREMENTS OF SARBANES-OXLEY ACT OF 2002

     Each  of the  undersigned,  the  Chief  Executive  Officer  and  the  Chief
Financial Officer, respectively, of LaserLock Technologies, Inc. (the 'Company'), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, hereby certifies as follows:

     To my knowledge: (1) the periodic report of the Company accompanying this statement fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or 78o(d); and (2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 10, 2003             /s/ Norman Gardner
                                   ----------------------------------
                                   Norman Gardner,  Chief Executive Officer


Date:  March 10, 2003             /s/ Norman Gardner
                                   ----------------------------------
                                   Norman Gardner,  Chief Financial Officer

                                                            CERTIFICATIONS

         I, Norman Gardner, certify that:

     I have reviewed this annual report on Form 10-KSB of December 31, 2002.

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 12, 2003


               By:/s/ Norman Gardner
                    Norman Gardner
                    Chief Executive Officer and Chief
                    Financial Officer