Form 10QSB
period 2002-12-31
LASERLOCK TECHNOLOGIES INC
filed 2003-05-15
CIK 1104038

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31,  2003

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

                          Yes    X                  No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at March 31, 2003
 -----                                 ----------------------------

Common  Stock,  no  par  value                  19,334,742

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes     X                 No
                              --------                 --------


                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION



Item  1.          Consolidated Financial Statement, Unaudited



                  Unaudited    Consolidated Balance  Sheet
                    at  March 31, 2003

                  Unaudited   Consolidated Statement  of  Operations
                    for  the  three  months  ended
                        March 31, 2003  and  2002

                  Unaudited    Consolidated Statement  of  Stockholders Equity
                   for  the three  months  ended    March 31, 2003

                  Unaudited   Consolidated Statement  of  Cash  Flow  for  the
                    three  months  ended      March 31, 2003  and  2002


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

Exhibits

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS




                                                                                         March 31,           December 31,
                                                                                           2003                  2002
                                                                                    --------------------  --------------------
                                                                                        (Unaudited)            (Audited)
             ASSETS
Current Assets
      Cash and cash equivalents                                                             $    20,587           $   122,593
      Receivables                                                                                24,671                27,358
      Prepaid expenses                                                                            7,500                11,250
                                                                                    --------------------  --------------------
                     Total Current Assets                                                        52,758               161,201
                                                                                    --------------------  --------------------

Property and Equipment
      Capital equipment                                                                           9,445                 9,445
      Less accumulated depreciation                                                               2,645                 1,889
                                                                                    --------------------  --------------------
                                                                                                  6,800                 7,556
                                                                                    --------------------  --------------------

Other Assets
      Intangible assets, net of accumulated amortization of $143,037
           as of March 31, 2003 and $114,383 as of December 31, 2002                             85,963               114,617
      Patent costs, net of accumulated amortization of $1,447 as of
           March 31, 2003 and $1,022 as of December 31, 2002                                     27,450                23,376
                                                                                    --------------------  --------------------
                                                                                                113,413               137,993
                                                                                    --------------------  --------------------
      Total Assets                                                                          $   172,971           $   306,750
                                                                                    ====================  ====================


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable and accrued expenses                                                 $    21,971           $    36,736
                                                                                    --------------------  --------------------
                     Total Current Liabilities                                                   21,971                36,736
                                                                                    --------------------  --------------------


Stockholders' Equity
      Preferred stock, $.001 par value; 10,000,000 shares authorized,
           no shares issued and outstanding                                                           -                     -
      Common stock, $.001 par value; 40,000,000 shares authorized,
           19,334,742 shares outstanding                                                         19,335                19,335
      Additional paid-in capital                                                              2,920,673             2,920,673
      Deficit accumulated during the development stage                                      (2,789,008)           (2,669,994)
                                                                                    --------------------  --------------------
                     Total Stockholders' Equity                                                 151,000               270,014
                                                                                    --------------------  --------------------

      Total Liabilities and Stockholders' Equity                                            $   172,971           $   306,750
                                                                                    ====================  ====================




           The accompanying notes are an integral part of these consolidated financial statements





                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003
                                   (UNAUDITED)

                                                             Three Months          Three Months
                                      Cumulative                Ended                 Ended
                                        Since                 March 31,             March 31,
                                      Inception                  2003                  2002
                                  ----------------------- -------------------   -------------------
REVENUES
      Sales                             $         55,347      $        9,230        $        9,475
      Royalties                                  106,749              14,764                66,250
                                  ----------------------- -------------------   -------------------
           Total revenues                        162,096              23,994                75,725

COSTS AND EXPENSES
      Research and development                   388,450              12,572                32,327
      Patent costs                                50,989                   -                 4,071
      Legal and accounting                       261,433               9,900                33,158
      Sales and marketing                      1,406,395              48,059               187,184
      General and administrative               1,055,090              72,520               178,651
                                  ----------------------- -------------------   -------------------
           Total costs and expense             3,162,357             143,051               435,391
                                  ----------------------- -------------------   -------------------

LOSS BEFORE OTHER INCOME                     (3,000,261)           (119,057)             (359,666)

OTHER INCOME
      Interest income                             46,253                  43                   757
                                  ----------------------- -------------------   -------------------

LOSS BEFORE INCOME TAX BENEFIT               (2,954,008)           (119,014)             (358,909)

INCOME TAX BENEFIT                               165,000                   -                     -
                                  ----------------------- -------------------   -------------------

NET LOSS                             $       (2,789,008)    $      (119,014)      $      (358,909)
                                  ======================= ===================   ===================

BASIC AND DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                                   19,334,742            17,111,926
                                                          ===================   ===================

BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                           $        (0.01)       $        (0.02)
                                                          ===================   ===================




           The accompanying notes are an integral part of these consolidated financial statements

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003

                                                                                                               Deficit
                                                                                                              Accumulated
                                                            Common Stock                      Additional      during the
                                                             Number of          Consulting     Paid-In        Development
                                                              Shares   Amount       Fees        Capital       Stage        Total
                                                           ----------- -------  ----------  ------------  ----------- -----------
Issuance of initial 4,278,000 shares on November 10, 1999   4,278,000  $4,278   $       -   $    16,595    $       -    $ 20,873
Issuance of shares of common stock in exchange for services 1,232,000   1,232                    35,728                   36,960
Issuance of shares of common stock                          2,090,000   2,090                    60,610                   62,700
Stock issuance costs                                                                           (13,690)                 (13,690)
Net loss                                                                                                    (54,113)    (54,113)
                                                           ----------- -------  ----------  ------------  ----------- -----------

Balance, December 31, 1999                                  7,600,000   7,600           -        99,243     (54,113)      52,730
Issuance of shares of common stock                          5,449,999   5,450                   921,050                  926,500
Issuance of shares of common stock in exchange for services   240,000     240    (40,800)        40,560                        -
Stock issuance costs                                                                           (16,335)                 (16,335)
Fair value of non-employee stock options grants                                                  50,350                   50,350
Amortization of deferred consulting fees                                           20,117                                 20,117
Net loss                                                                                                   (367,829)   (367,829)
                                                           ----------- -------  ----------  ------------  ----------- -----------

Balance, December 31, 2000                                 13,289,999  13,290    (20,683)     1,094,868    (421,942)     665,533
Issuance of shares of common stock                            217,500     218                    77,723                   77,941
Issuance of shares of common stock and stock options for
        purchase of intangibles                             2,000,000   2,000                   736,000                  738,000
Issuance of stock options                                                                        15,000                   15,000
Exercise of options                                         1,450,368   1,450                   230,609                  232,059
Fair value of non-employee stock options                                                        323,250                  323,250
Amortization of deferred consulting fees                                           20,683                                 20,683
Net loss                                                                                                  (1,052,299) (1,052,299)
                                                           ----------- -------  ----------  ------------  ----------- -----------

Balance, December 31, 2001                                 16,957,867  16,958           -     2,477,450   (1,474,241)  1,020,167
Issuance of shares of common stock                          3,376,875   3,377           -       687,223            -     690,600
Fair value of non-employee stock options                            -       -           -        94,000            -      94,000
Salary due to shareholder contributed to capital                    -       -           -        15,000            -      15,000
Return of shares of common stock related to purchase price
  adjustment                                               (1,000,000) (1,000)          -     (353,000)                (354,000)
Net loss                                                            -       -           -             -   (1,195,753) 1,195,753)
                                                           ----------- -------  ----------  ------------  ----------- -----------

Balance, December 31, 2002 (Audited)                       19,334,742  19,335           -     2,920,673   (2,669,994)    270,014
Net loss for the three months ended March 31, 2003                                                         (119,014)   (119,014)
                                                           ----------- -------  ----------  ------------  ----------- -----------

Balance, March 31, 2003 (Unaudited)                        19,334,742  $19,335   $      -    $2,920,673   $(2,789,008) $ 151,000
                                                           =========== =======  ==========  ============  =========== ===========



           The accompanying notes are an integral part of these consolidated financial statements

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
     AND THE PERIOD NOVEMEBR 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003
                                   (Unaudited)

                                                                                         Three Months           Three Months
                                                                   Cumulative               Ended                  Ended
                                                                      Since               March 31,              March 31,
                                                                    Inception                2003                   2002
                                                                   ----------------- --------------------- -----------------------
Cash Flows From Operating Activities
       Net Income                                                   $   (2,789,008)        $    (119,014)          $    (358,909)
       Adjustments to reconcile net loss to net cash flows
          useded by operating activities
             Fair value of options issued in exchange for services          467,600                     -                  37,100
             Amortization and depreciation                                  322,129                29,835                  79,833
             Stock issued in exchange for services                           36,960                     -                       -
             Amortization of deferred consulting fees                        40,800                     -                       -
             Salary due to shareholder contributed to capital                15,000                     -                       -
             (Increase) decrease in assets
                   Receivables                                             (24,671)                 2,687                     876
                   Prepaid expenses                                         (7,500)                 3,750                   2,912
             Increase (decrease) in liabilities                                                                          (11,660)
                   Accounts payable and accrued expenses                     21,971              (14,765)                (20,000)
                                                                   ----------------- --------------------- -----------------------
Net cash used in operating activities                                   (1,916,719)              (97,507)               (269,848)
                                                                   ----------------- --------------------- -----------------------

Cash Flows From Investing Activities
       Purchase of property and equipment                                   (9,445)                     -                       -
       Purchase of intangibles                                             (20,000)                     -                       -
       Purchase/capitalization of patent costs                             (28,897)               (4,499)                       -
       Decrease (Increase) in notes receivable                                    -                     -                (10,000)
                                                                   ----------------- --------------------- -----------------------
Net cash used in investing activities                                      (58,342)               (4,499)                (10,000)
                                                                   ----------------- --------------------- -----------------------

Cash Flows From Financing Activities
       Proceeds from issuance of common stock                             1,778,614                     -                 390,599
       Proceeds from exercise of stock options                              232,059                     -                       -
       Proceeds from issuance of stock options                               15,000                     -                       -
       Stock issuance costs                                                (30,025)                     -                       -
                                                                   ----------------- --------------------- -----------------------
Net cash provided by financing activities                                 1,995,648                     -                 390,599
                                                                   ----------------- --------------------- -----------------------
Net (Decrease) Increase in Cash                                              20,587             (102,006)                 110,751
Cash, Beginning of Period                                                         -               122,593                 268,984
                                                                   ----------------- --------------------- -----------------------
Cash, End of Period                                                   $      20,587         $      20,587           $     379,735
                                                                   ================= ===================== =======================

Supplemental Disclosure of Non-Cash Financing
       Return of shares of common stock related to purchase
         price adjustment
          Common stock                                               $      (1,000)           $         -             $         -
          Additional paid-in capital                                      (353,000)                     -                       -
                                                                   ----------------- --------------------- -----------------------
          Intangible assets                                          $    (354,000)           $         -             $         -
                                                                   ================= ===================== =======================
       Issuance of common stock and stock options
          for acquisition of subsidiary                               $     738,000           $         -             $         -
                                                                   ================= ===================== =======================
       Common stock issued for services                               $      77,760           $         -             $         -
                                                                   ================= ===================== =======================



           The accompanying notes are an integral part of these consolidated financial statements

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentations

          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 3 -  INCOME TAXES

          There is no income tax benefit for the losses for the three months ended March 31, 2003 and 2002 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 -  RELATED PARTIES

          The Company maintains its office at the home of its President. No formal lease exists and there was no rent expense incurred.


NOTE 5 -  SUBSEQUENT EVENTS

          On May 2, 2003 the Company entered into a loan agreement with a corporation to borrow $55,000. The note is payable on the earlier of July 2, 2003 or upon the closing of any debt or equity financing entered into by the Company. Interest on the note accrues at a rate of 10% per annum. As compensation for arranging this loan the Company issued to a corporation 143,000 shares of its common stock with a fair value of approximately $24,000.

Item 2. Management Discussion and Analysis of Plan of Operation

Three Months Ending March 31, 2003 Compared to the Three Months Ending March 31, 2002

The Company had sales of $9,230 and royalties of $14,764 for the three-month period ending March 31, 2003 and sales of $9,475 and royalties of $66,250 for the three-month periods ending March 31, 2002. The reason for the lower amount of royalties for the three month period ended March 31, 2003 is that the royalties from the three month period ended March 31, 2002 includes the Company's recording of revenue of $60,000 in the period ending March 31, 2002 from a research project for an anti-diversion customer which has been completed. The Company has started to make sales under certain contracts in the gaming, anti-counterfeiting, and anti-diversion industries, and is attempting to negotiate several others which are needed in order to increase sales and royalties. The Company is in immediate need of additional capital, and if it does not increase its sales and royalties it will have a material adverse affect on the operations of the Company. We have been granted one patent in the United States and have applied for three additional patents for our technology for technologies which may be used as part of an anti-counterfeiting protection process. We are attempting to solicit orders for our products.

The Company's net loss decreased 66% from $358,909 for the three months ending March 31, 2002 to $119,014 for the three months ending March 31, 2003. The decrease was primarily caused by a decrease in general and administrative costs which totaled $178,651 in the three months ending March 31, 2002, as opposed to $72,520 in the three months ending March 31, 2003, a decrease in sales and marketing costs from $187,184 in the three months ending March 31, 2002, as opposed to $48,059 in the three months ending March 31, 2003, a decrease in legal and accounting costs from $33,158 in the three months ending March 31, 2002, as opposed to $9,900 in the three months ending March 31, 2003, and a decrease in research and development costs from $32,327 in the three months ending March 31, 2002, as opposed to $12,572 in the three months ending March 31, 2003. The decrease in these expenses was the result of the Company's cutting of costs in an attempt to conserve its cash, and of costs eliminated by the closing of the Company's California office, acquired in its purchase of EDS MArketing, Inc. Even with these lower operating costs, the Company is in immediate need of a capital influx, and should the Company be unable to raise additional capital it could have a material adverse affect on the Company's operations.

Other income for the Three-month period totaled $43. This income was interest received on the Company's cash reserves.

Liquidity and Capital Resources

During the first three months of 2003, the Company was able to meet its financial needs by continuing to utilize its cash reserves. The Company's cash reserves decreased from $122,593 at the beginning of the period to $20,587 at the end of the period, as opposed to an increase from $268,984 to $379,735 for
the same period in 2002.  On May 2,  2003  the  Company  entered   into a  loan
agreement with a corporation whereby the Company borrowed $55,000. The note is payable on the earlier of July 2, 2003 or upon the closing of any debt or equity financing entered into by the Company. Interest on the note accrues at a rate of 10% per annum. As compensation for arranging this loan the Company issued to a corporation 143,000 shares of its common stock with a fair value of approximately $24,000.


As indicated in the Company's most recent consolidated financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by continuing to utilize its cash reserves, and attempting to raise new capital. As the Company completes the development and commercialization of its products, sales are expected to be generated. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through sales of its common or preferred stock. If the Company cannot cover its negative cash flows with its current cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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