Form 10QSB
period 2003-06-30
LASERLOCK TECHNOLOGIES INC
filed 2003-08-14
CIK 1104038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to _________________


                         Commission File No. 0-31927


                        LASERLOCK TECHNOLOGIES, INC.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               NEVADA                                       23-3023677
    -------------------------------                 --------------------------
    (State or other jurisdiction of                        (IRS Employer
     Incorporation or Organization)                      Identification No.)


                    837 Lindy Lane, Bala Cynwyd, PA 19004
         ----------------------------------------------------------
                  (Address of Principal Executive offices)


                               (610) 668-1952
                     ----------------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                          No
                      -------------                      ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Class                    Outstanding at August 12, 2003
          --------------------------------      --------------------------------
             Common Stock, no par value                   37,218,526

Transitional Small Business Disclosure Form (check one):

                  Yes ________                                No ___X___

                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB




                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements

          Unaudited Consolidated Balance Sheet
            at June 30, 2003 and December 31, 2002                            1

          Unaudited Consolidated Statement of Operations for the
            three months and six months ended June 30, 2003 and 2002          2

          Unaudited Consolidated Statement of Stockholders Equity
            for the six months ended June 30, 2003                            3

          Unaudited Consolidated Statement of Cash Flows
            for the six months ended June 30, 2003 and 2002                   4

          Notes to Unaudited Consolidated Financial Statements               5-6


Item 2.   Management's Discussion and Analysis or Plan of Operation          7-8

Item 3.   Controls and Procedures                                            8-9

                               PART II
                          OTHER INFORMATION


Item 1.   Legal Proceedings                                                  10

Item 2.   Changes in Securities and Use of Proceeds                          10

Item 6.   Exhibits and Reports on Form 8-K                                   10

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,           December 31,
                                                                           2003                 2002
                                                                       -----------          ------------
        ASSETS

Current Assets
   Cash and cash equivalents                                            $    76,549          $   122,593
   Receivables                                                               21,100               27,358
   Common stock subscriptions receivable                                    180,072                    -
   Prepaid expenses                                                           3,750               11,250
                                                                        -----------          -----------

        Total Current Assets                                                281,471              161,201
                                                                        -----------          -----------

Property and Equipment
   Capital equipment                                                          9,445                9,445
   Less accumulated depreciation                                              3,400                1,889
                                                                        -----------          -----------
                                                                              6,045                7,556
                                                                        -----------          -----------

Other Assets
   Intangible assets, net of accumulated amortization of
     $171,692 as of June 30, 2003 and $114,383 as of
     December 31, 2002                                                       57,308              114,617
   Patent costs, net of accumulated amortization of
     $1,872 as of June 30, 2003 and $1,022 as of
     December 31, 2002                                                       36,691               23,376
                                                                        -----------          -----------
                                                                             93,999              137,993
                                                                        -----------          -----------

   Total Assets                                                         $   381,515          $   306,750
                                                                        ===========          ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                $    61,016          $    36,736
                                                                        -----------          -----------


        STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 10,000,000 shares
   authorized, no shares issued and outstanding                                   -                    -
Common Stock, $.001 par value; 40,000,000 shares
   authorized, 22,686,818 shares outstanding at
   June 30, 2003 and 19,334,742 shares outstanding
   at December 31, 2002                                                      22,687               19,335
Common stock subscribed, $.001 par value; 3,333,110
   shares at June 30, 2003                                                    3,333                    -
Additional paid-in capital                                                3,256,191            2,920,673
Deficit accumulated during the development state                         (2,961,712)          (2,669,994)
                                                                        -----------          -----------
                                                                            320,499              270,014
                                                                        -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   381,515          $   306,750
                                                                        ===========          ===========

          See accompanying notes to consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003
                                   (UNAUDITED)

                                                                  Three Months       Three Months      Six Months        Six Months
                                                     Cumulative       Ended              Ended            Ended           Ended
                                                       Since         June 30,           June 30,         June 30,         June 30,
                                                     Inception        2003               2002             2003             2002
                                                    -----------   -----------         -----------      -----------      -----------
REVENUES
   Sales                                            $    61,020   $     5,673         $     4,018      $    14,903      $    13,493
   Royalties                                            113,853         7,104               6,250           21,868           72,500
                                                    -----------   -----------         -----------      -----------      -----------
        Total revenues                                  174,873        12,777              10,268           36,771           85,993

COSTS AND EXPENSES
  Research and development                          $   425,266   $    36,816         $    39,957      $    49,388      $    72,284
  Patent costs                                           50,989             -               3,000                -            7,071
  Legal and accounting                                  272,383        10,950              41,794           20,850           74,952
  Sales and marketing                                 1,432,574        26,179             167,723           74,238          354,907
  General and administrative                          1,137,361        82,271             189,285          154,791          367,936
                                                    -----------   -----------         -----------      -----------      -----------
       Total costs and expenses                       3,318,573       156,216             441,759          299,267          877,150
                                                    -----------   -----------         -----------      -----------      -----------

LOSS BEFORE OTHER INCOME                             (3,143,700)     (143,439)           (431,491)        (262,496)        (791,157)

OTHER INCOME (EXPENSE)
  Interest income                                        46,258             5                 687               48            1,444
  Interest expense                                      (29,270)      (29,270)                  -          (29,270)               -
                                                    -----------   -----------         -----------      -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT                       (3,126,712)     (172,704)           (430,804)        (291,718)        (789,713)

INCOME TAX BENEFIT                                      165,000             -                   -                -                -
                                                    -----------   -----------         -----------      -----------      -----------

NET LOSS                                            $(2,961,712)  $  (172,704)        $  (430,804)     $  (291,718)     $  (789,713)
                                                    ===========   ===========         ===========      ===========      ===========

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                       19,741,033          18,283,231       19,539,009       17,711,879
                                                                  ===========         ===========      ===========      ===========

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                                   $     (0.01)        $     (0.02)     $     (0.01)     $     (0.04)
                                                                  ===========         ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003
                                   (UNAUDITED)

                                                                  Common Stock           Common Stock Subscribed
                                                             ------------------------  ---------------------------
                                                              Number of                Number of                     Consulting
                                                                Shares      Amount       Shares        Amount          Fees
                                                             ------------- ----------  -----------  --------------  -----------
Issuance of initial 4,278 shares on November 10, 1999           4,278,000    $ 4,278    $       -       $       -      $     -
Issuance of shares of common stock in exchange for services     1,232,000      1,232            -               -            -
Issuance of shares of common stock                              2,090,000      2,090            -               -            -
Stock issuance costs                                                    -          -            -               -            -
Net loss                                                                -          -            -               -            -
                                                             ------------    -------    ---------       ---------      -------

Balance, December 31, 1999                                      7,600,000      7,600            -               -            -

Issuance of shares of common stock                              5,449,999      5,450            -               -            -
Issuance of shares of common stock in exchange for services       240,000        240            -               -      (40,800)
Stock issuance costs                                                    -          -            -               -            -
Fair value of non-employee stock options grants                         -          -            -               -            -
Amortization of deferred consulting fees                                -          -            -               -       20,117
Net loss                                                                -          -            -               -            -
                                                             ------------    -------    ---------       ---------      -------

Balance, December 31, 2000                                     13,289,999     13,290            -               -      (20,683)

Issuance of shares of common stock                                217,500        218            -               -            -
Issuance of shares of common stock and stock options for
  purchase of intangibles                                       2,000,000      2,000            -               -            -
Issuance of stock options                                               -          -            -               -            -
Exercise of options                                             1,450,368      1,450            -               -            -
Fair value of non-employee stock options                                -          -            -               -            -
Amortization of deferred consulting fees                                -          -            -               -       20,683
Net loss                                                                -          -            -               -            -
                                                             ------------    -------    ---------       ---------      -------

Balance, December 31, 2001                                     16,957,867     16,958            -               -            -

Issuance of shares of common stock                              3,376,875      3,377            -               -            -
Fair value of non-employee stock options                                -          -            -               -            -
Salary due to shareholder contributed to capital                        -          -            -               -            -
Return of shares of common stock related to purchase
  price adjustment                                             (1,000,000)    (1,000)           -               -            -
Net loss                                                                -          -            -               -            -
                                                             ------------    -------    ---------       ---------      -------

Balance, December 31, 2002                                     19,334,742     19,335            -               -            -

Issuance of shares of common stock                              3,209,076      3,209            -               -            -
Common stock subscribed                                                 -          -    3,333,110           3,333            -
Issuance of shares of common stock in exchange for services       143,000        143            -               -            -
Stock issuance costs                                                    -          -            -               -            -
Net loss for the six months ended June 30, 2003                         -          -            -               -            -
                                                             ------------    -------    ---------       ---------      -------

Balance, June 30, 2003 (Unaudited)                             22,686,818    $22,687    3,333,110           3,333      $     -
                                                             ============    =======    =========       =========      =======

                                [RESTUBBED TABLE]

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional      During the
                                                                 Paid-In       Development
                                                                 Capital          Stage           Total
                                                              --------------  --------------  --------------
Issuance of initial 4,278 shares on November 10, 1999           $    16,595    $          -      $   20,873
Issuance of shares of common stock in exchange for services          35,728               -          36,960
Issuance of shares of common stock                                   60,610               -          62,700
Stock issuance costs                                                (13,690)              -         (13,690)
Net loss                                                                  -         (54,113)        (54,113)
                                                                -----------    ------------      ----------

Balance, December 31, 1999                                           99,243         (54,113)         52,730

Issuance of shares of common stock                                  921,050               -         926,500
Issuance of shares of common stock in exchange for services          40,560               -               -
Stock issuance costs                                                (16,335)              -         (16,335)
Fair value of non-employee stock options grants                      50,350               -          50,350
Amortization of deferred consulting fees                                  -               -          20,117
Net loss                                                                  -        (367,829)       (367,829)
                                                                -----------    ------------      ----------

Balance, December 31, 2000                                        1,094,868        (421,942)        665,533

Issuance of shares of common stock                                   77,723               -          77,941
Issuance of shares of common stock and stock options for
  purchase of intangibles                                           736,000               -         738,000
Issuance of stock options                                            15,000               -          15,000
Exercise of options                                                 230,609               -         232,059
Fair value of non-employee stock options                            323,250               -         323,250
Amortization of deferred consulting fees                                  -               -          20,683
Net loss                                                                  -      (1,052,299)     (1,052,299)
                                                                -----------    ------------      ----------

Balance, December 31, 2001                                        2,477,450      (1,474,241)      1,020,167

Issuance of shares of common stock                                  687,223               -         690,600
Fair value of non-employee stock options                             94,000               -          94,000
Salary due to shareholder contributed to capital                     15,000               -          15,000
Return of shares of common stock related to purchase
  price adjustment                                                 (353,000)              -        (354,000)
Net loss                                                                  -      (1,195,753)     (1,195,753)
                                                                -----------    ------------      ----------

Balance, December 31, 2002                                        2,920,673      (2,669,994)        270,014

Issuance of shares of common stock                                  167,983               -         171,192
Common stock subscribed                                             176,739                         180,072
Issuance of shares of common stock in exchange for services          23,857                          24,000
Stock issuance costs                                                (33,061)                        (33,061)
Net loss for the six months ended June 30, 2003                           -        (291,718)       (291,718)
                                                                -----------    ------------      ----------

Balance, June 30, 2003 (Unaudited)                              $ 3,256,191    $ (2,961,712)     $  320,499
                                                                ===========    ============      ==========

          See accompanying notes to consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                                              Six Months     Six Months
                                                                            Cumulative         Ended           Ended
                                                                              Since            June 30,       June 30,
                                                                            Inception           2003            2002
                                                                           -----------        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(2,961,712)       $(291,718)     $(789,713)
   Adjustments to reconcile net loss to net cash
     flows used in operating activities
        Fair value of options issued in exchange for services                  467,600                -         74,900
        Amortization and depreciation                                          351,963           59,670        159,667
        Financing expenses paid directly from stock proceeds                     5,270            5,270              -
        Stock issued in exchange for services                                   60,960           24,000              -
        Amortization of deferred consulting fees                                40,800                -              -
        Salary due to shareholder contributed to capital                        15,000                -              -
        Net changes in:
            Receivables                                                        (21,100)           6,258           (668)
            Prepaid expenses                                                    (3,750)           7,500          7,500
            Accounts payable and accrued expenses                               61,017           24,280        (11,498)
            Deferred revenue                                                         -                -        (20,000)
                                                                           -----------        ---------      ---------

   Net cash used in operating activities                                    (1,983,952)        (164,740)      (579,812)
                                                                           -----------        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           (9,445)               -        (19,728)
   Purchase of intangibles                                                     (20,000)               -              -
   Purchase/capitalization of patent costs                                     (38,563)         (14,165)             -
   Decrease (Increase) in notes receivable                                           -                -          5,000
                                                                           -----------        ---------      ---------

   Net cash used in investing activities                                       (68,008)         (14,165)       (14,728)
                                                                           -----------        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    1,894,536          115,922        440,600
   Proceeds from exercise of stock options                                     232,059                -              -
   Proceeds from issuance of stock options                                      15,000                -              -
   Proceeds from short-term borrowings                                          50,000           50,000              -
   Stock issuance costs                                                        (63,086)         (33,061)             -
                                                                           -----------        ---------      ---------

   Net cash provided by financing activities                                 2,128,509          132,861        440,600
                                                                           -----------        ---------      ---------

NET INCREASE IN CASH                                                            76,549          (46,044)      (153,940)

CASH - BEGINNING OF PERIOD                                                           -          122,593        268,984
                                                                           -----------        ---------      ---------

CASH - END OF PERIOD                                                       $    76,549        $  76,549      $ 115,044
                                                                           ===========        =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   Return of shares of common stock related to
    purchase price adjustment
      Common stock                                                              (1,000)               -              -
      Additional paid-in capital                                              (353,000)               -              -
                                                                           -----------        ---------      ---------
      Intangible assets                                                    $  (354,000)       $       -      $       -
                                                                           ===========        =========      =========

   Issuance of common stock and stock options
    for acquisition of subsidiary                                          $   738,000        $       -      $       -
                                                                           ===========        =========      =========

   Common stock issued for services                                        $   101,760        $  24,000      $       -
                                                                           ===========        =========      =========

   Common stock subscriptions for receivable                               $   180,072        $ 180,072      $       -
                                                                           ===========        =========      =========

   Short-term borrowing obligation and financing expense
    repaid directly from proceeds of common stock sale                     $    55,270        $  55,270      $       -
                                                                           ===========        =========      =========

          See accompanying notes to consolidated financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
----------------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Recently Issued Accounting Pronouncements
-----------------------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial statements.

In April 2003, the FASB issued FASB Statement No. 149 ("Statement 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for derivatives entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of the Company as of and for the three and six months ended June 30, 2003.

In May 2003, the FASB issued FASB Statement No. 150 ("Statement 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of Statement 150 to have a significant impact on its operating results or financial position.

Reclassifications
-----------------
Certain reclassifications have been made to the prior period financial statements to conform to the presentation in the current period's financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the six months ended June 30, 2003, additional capitalized patent costs incurred a total of $14,165. Amortization expense for patents for the three months and six months ended June 30, 2003 totaled $425 and $850.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months and six months ended June 30, 2003 and 2002 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - SHORT-TERM FINANCING

In anticipation of proceeds from the offshore placement, the Company borrowed $50,000 in "bridge loan" financing evidenced by a 60-day note with an aggregate principal amount of $55,000. Consideration for the loan included an origination fee of $5,000, accruing interest annually at 10%. A-Street Capital Corp. received 143,000 shares of LaserLock Technologies, Inc. common stock with a fair value of $24,000 as an arrangement fee for the bridge loan. The principal, origination fee and accrued interest, totaling $55,270, was satisfied on June 11, 2003 directly from proceeds of the sale of 1,103,840 shares of common stock.

NOTE 6 - PLACEMENT OFFERING

During the calendar quarter ended June 30, 2003 the Company initiated a placement for 18,000,000 shares of common stock with investors located outside the United States, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. As of June 30, 2003, the Company sold 3,209,076 shares of its common stock at a gross proceeds price totaling $171,192. In addition, the Company issued common stock subscriptions for 3,333,110 shares of its common stock at a gross price of $180,072 received July 7, 2003. Stock issuance cost of $33,061 have been charged to additional paid in capital during the six months ended June 30, 2003. Accordingly, these shares are classified as common stock subscribed, and the related common stock subscriptions receivable is classified as a current asset at June 30, 2003. Subsequent to the balance sheet, 11,198,598 additional shares were issued, for gross proceeds of approximately $684,000. Stock issuance cost of $33,061 have been charged to additional paid in capital during the six months ended June 30, 2003.

NOTE 7 - RELATED PARTIES

The Company maintains its office at the home of its President. No formal lease exists and there was no rent expense incurred.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

The following Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with our audited Financial Statements and Notes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Results of Operations

Three Months and Six Months Ended June 30, 2003 Compared to the
Three Months and Six Months Ended June 30, 2002

The Company had sales of $14,903 and royalties of $21,868 for the six months ended June 30, 2003, and sales of $13,493 and royalties of $72,500 for the six months ended June 30, 2002. The significant difference in royalty revenues between 2002 and 2003 corresponds to the Company's recording of royalty revenue of $60,000 in 2002 from an evaluation report for an anti-diversion customer, which has been completed. The Company has started to make sales under certain contracts in the gaming, anti-counterfeiting, and anti-diversion industries, and is in the process of negotiating several other contracts which would increase sales and royalties. The Company had sales of $5,673 and royalties of $7,104 for the three months ended June 30, 2003 and sales of $4,018 and royalties of $6,250 for the three months ended June 30, 2002. If the Company does not increase its sales, it will be unable to execute on its business plan.

The Company's net loss decreased to $262,448 for the six months ended June 30, 2003 from $789,713 for the six months ended June 30, 2002, a decrease of 67%. The Company has significantly reduced costs and expenses in several significant areas. The Company had a material sales and marketing contract in place for most of 2002 that was terminated late in 2002. Accordingly, the Company did not incur the same marketing costs in 2003 related to this sales and marketing contract, accounting for a decrease in sales and marketing costs and expenses of $141,544 (84%) for the three months ended June 30, 2003, and $280,669 (79%) for the six months ended June 30, 2003. General and administrative expenses have been greatly curtailed resulting from the closing of the Company's California office and the reduction of amortizable assets (and related amortization expense) from a return of shares previously issued in connection with the asset acquisition of EDS Marketing, Inc. The decrease in general and administrative expenses was $107,014 (57%) and $213,145 (58%) for the three and six months ended June 30, 2003, respectively. While legal and accounting expenses were reduced to $30,844 and $54,102 for the three and six months ended June 30, 2003 from the same period in 2002, $33,061 in legal costs related to the offshore placement have been charged to the additional paid in capital, and $14,165 of legal fees have been capitalized to the costs of patents.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

During the calendar quarter ended June 30, 2003, the Company initiated an offshore placement for 18,000,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. The shares of common stock sold pursuant to Regulation S may not be sold to any U.S. Person (as that term is defined by Regulation S) for a period of one year from the date of sale. Thereafter, resale of these shares to a U.S. Person will be subject to certain resale restrictions as described by Rule 144 of the Securities Act of 1933.

During the first six months of 2003, the Company was able to meet its financial needs by utilizing its cash reserves and from use of proceeds from the placement of common shares. For payment of general operations expenses cash reserves were decreased by $46,044 through the six months ended June 30, 2003, as compared to a six months decrease of $153,940 for the six months ended June 30, 2002. In addition, on May 2, 2003, the Company entered into a short-term financing arrangement ("bridge loan") with an origination fee of $5,000. A-Street Capital Corp. received 143,000 shares of common stock with a fair market value of $24,000 as an arrangement fee for the bridge loan. The financing arrangement was evidenced by a 60-day note with a principal amount of $55,000 and accrued interest annually at 10%. The principal, origination fee and accrued interest totaled $55,270 and was satisfied on June 11, 2003 directly from the proceeds of sale of 1,103,840 shares of common stock.

As indicated in the Company's most recent consolidated financial statements available herein, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may require more working capital than the Company currently has at its disposal. At the current time, the Company has raised capital through additional placement offerings of common stock. As the company completes the development and commercialization of its products, sales are expected to be generated. If the Company is unable to meet all of its cash flow requirements through the utilization of its cash reserves, additional funds may be borrowed or raised through additional sales of its common or preferred stock. If the Company cannot cover its negative cash flows with these net proceeds and its cash reserves, or is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

Agreements

The Company has signed an exclusive worldwide agreement with GMR Marketing Inc. (a wholly-owned subsidiary of The Omnicom Group) whereby GMR will provide advertising and promotions nationwide on slot tickets being used in coinless slot machines.

On May 2, 2003, the Company entered into an agreement with Californian Securities, S.A. to initiate an offshore placement for 18,000,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. Through August 12, 2003, the
Company has sold 17,740,784 shares resulting in gross proceeds to the Company of $1,034,902.

Also on May 2, 2003, the Company entered into a short-term financing arrangement (a "bridge loan") with LaRoch Limited for $50,000. The short-term loan was evidenced by a promissory note issued by the Company due July 2, 2003. LaRoch Limited received a $5,000 origination fee for the loan which was included in the aggregate principal amount of the note of $55,000. The note accrued interest annually at a rate of 10%. In addition, the Company issued 143,000 shares of the Company's common stock to A-Street Capital Corp. as compensation for arranging the bridge loan. The principal, origination fee and accrued interest, totaling $55,270, was satisfied on June 11, 2003 directly from proceeds of the offshore sale of 1,103,840 shares of common stock.

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We note that the same person serves as both the Chief Executive Officer and principal financial officer.

(b)  Change in Internal Control over Financial Reporting

         No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is the subject that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

During the calendar quarter ended June 30, 2003 the Company initiated an offshore placement for up to 18,000,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. As of June 30, 2003, the Company sold 3,209,076 shares of its common stock at a gross proceeds price totaling $171,192. The net proceeds from this offering were used to repay our short-term financing obligations as well as for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and other general corporate purposes.

In addition, on July 6, 2003, the Company issued common stock subscriptions for 3,333,110 shares of its common stock at a gross price of $180,072. The stock issuance cost of $33,061 have been charged to additional paid in capital during the six months ended June 30, 2003. Accordingly, these shares are classified as common stock subscribed, and the related receivables from outstanding common stock subscriptions are classified as a current asset at June 30, 2003. Subsequent to the balance sheet date, 11,198,598 additional shares were issued, for gross proceeds of approximately $684,000. The net proceeds from these common stock subscriptions were used for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and for other general corporate purposes.


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
    --------

10.1 Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A.

10.2 Bridge Loan Commitment Letter, dated May 2, 2003 from LaRoch Limited to the Company.

10.3 Demand Promissory Note dated May 2, 2003 from the Company, as Maker, to LaRoch Limited, as Payee.

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------------
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

(B) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LaserLock Technologies, Inc.



Date:  August 14, 2003                            By: Norman Gardner
                                                      -----------------------
                                                      Norman Gardner
                                                      President and CEO