Form 10QSB
period 2003-09-30
LASERLOCK TECHNOLOGIES INC
filed 2003-11-14
CIK 1104038

                   U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to ________________


                           Commission File No. 0-31927


                          LASERLOCK TECHNOLOGIES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                                      23-3023677
      -------------------------------                     --------------------
      (State or other jurisdiction of                         (IRS Employer
       Incorporation or Organization)                      Identification No.)


                      837 Lindy Lane, Bala Cynwyd, PA 19004
                    ----------------------------------------
                    (Address of Principal Executive offices)


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

                  Yes      X                          No
                      -------------                      ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      Class                     Outstanding at November 14, 2003
          --------------------------------      --------------------------------
            Common Stock, no par value                   39,610,867

Transitional Small Business Disclosure Form (check one):

                  Yes      X                          No
                      -------------                      ------------

                                          LASERLOCK TECHNOLOGIES, INC.

                                               TABLE OF CONTENTS
                                                  FORM 10-QSB


                                                     PART I
                                             FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Unaudited Consolidated Balance Sheets
                 at September 30, 2003 and December 31, 2002                                                1

                Unaudited Consolidated Statement of Operations for the
                 three months and nine months ended September 30, 2003 and 2002                             2

                Unaudited Consolidated Statement of Changes in Stockholders Equity
                 for the nine months ended September 30, 2003                                               3

                Unaudited Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2003 and 2002                                      4

                Notes to Unaudited Consolidated Financial Statements                                     5 - 7


Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                8 - 9


Item 3.         Controls and Procedures                                                                    10



                                     PART II
                                OTHER INFORMATION


Item 1.         Legal Proceedings                                                                         11

Item 2.         Changes in Securities and Use of Proceeds                                                 11

Item 6.         Exhibits and Reports on Form 8-K                                                          11

Signatures                                                                                                12

                                      LASERLOCK TECHNOLOGIES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                         September 30,     December 31,
                                                                             2003              2002
                                                                         ------------       ----------
         ASSETS

Current Assets
    Cash and cash equivalents                                            $    664,806         $122,593
    Receivables                                                                29,443           27,358
    Prepaid expenses                                                                -           11,250
                                                                         ------------         --------

    Total Current Assets                                                      694,249          161,201
                                                                         ------------         --------

Property and Equipment
    Capital equipment                                                           6,297            9,445
    Less accumulated depreciation                                               3,022            1,889
                                                                         ------------         --------
                                                                                3,275            7,556
                                                                         ------------         --------

Other Assets
    Intangible assets, net of accumulated amortization of
      $200,346 as of September 30, 2003 and $114,383
      as of December 31, 2002                                                  28,654          114,617
    Patent costs, net of accumulated amortization of
      $3,162 as of September 30, 2003 and $1,022
      as of December 31, 2002                                                  53,398           23,376
                                                                         ------------         --------
                                                                               82,052          137,993
                                                                         ------------         --------

    Total Assets                                                         $    779,576         $306,750
                                                                         ============         ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                $    115,056         $ 36,736
                                                                         ------------         --------


STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 10,000,000 shares
    authorized, no shares issued and outstanding                                    -                -
Common Stock, $.001 par value; 40,000,000 shares
    authorized, 37,360,867 shares outstanding at
    September 30, 2003 and 19,334,742 shares
    outstanding at December 31, 2002                                           37,361           19,335
Additional paid-in capital                                                  3,993,522        2,920,673
Deficit accumulated during the development state                           (3,366,363)      (2,669,994)
                                                                         ------------       ----------
                                                                              664,520          270,014
                                                                         ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    779,576       $  306,750
                                                                         ============       ==========

          See accompanying notes to consolidated financial statements.


                                                  LASERLOCK TECHNOLOGIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                                           (UNAUDITED)

                                                             Three Months    Three Months      Nine Months          Nine Months
                                              Cumulative         Ended          Ended             Ended                Ended
                                                Since        September 30,  September 30,     September 30,        September 30,
                                              Inception          2003           2002              2003                 2002
                                             -----------      -----------    -----------       -----------          -----------
REVENUES
   Sales                                     $    69,628      $     8,608    $     5,750       $    23,511          $    19,243
   Royalties                                     122,603            8,750          7,292            30,618               79,792
                                             -----------      -----------    -----------       -----------          -----------
         Total revenues                          192,231           17,358         13,042            54,129               99,035
                                             -----------      -----------     ----------       -----------          -----------

COSTS AND EXPENSES
   Research and development                      492,523           67,257         24,312           116,645               96,596
   Patent costs                                   50,989                -         (7,071)                -                    -
   Legal and accounting                          370,811           98,428        (11,199)          119,278               63,753
   Sales and marketing                         1,608,207          175,633         38,862           249,871              393,769
   General and administrative                  1,216,817           79,456        159,707           234,247              527,643
                                             -----------      -----------    -----------       -----------          -----------
         Total costs and expenses              3,739,347          420,774        204,611           720,041            1,081,761
                                             -----------      -----------    -----------       -----------          -----------

LOSS BEFORE OTHER INCOME                      (3,547,116)        (403,416)      (191,569)         (665,912)            (982,726)

OTHER INCOME (EXPENSE)
   Loss on disposition of assets                  (1,815)          (1,815)             -            (1,815)                   -
   Interest income                                46,838              580             80               628                1,524
   Interest expense                              (29,270)               -              -           (29,270)                   -
                                             -----------      -----------    -----------       -----------          -----------

LOSS BEFORE INCOME TAX BENEFIT                (3,531,363)        (404,651)      (191,489)         (696,369)            (981,202)

INCOME TAX BENEFIT                               165,000                -              -                 -                    -
                                             -----------      -----------    -----------       -----------          -----------

NET LOSS                                     $(3,366,363)     $  (404,651)   $  (191,489)      $  (696,369)         $ (981,202)
                                             ===========      ===========    ===========       ===========          ===========

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                   32,822,653     18,334,742        24,015,549           17,926,236
                                                              ===========    ===========       ===========          ===========

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                               $     (0.01)   $     (0.01)      $     (0.03)         $     (0.05)
                                                              ===========    ===========       ===========          ===========



                                       -2-

          See accompanying notes to consolidated financial statements.

                                                    LASERLOCK TECHNOLOGIES, INC.
                                                    (A DEVELOMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                                             (UNAUDITED)



                                                                                                               Deficit
                                                                 Common Stock                              Accumulated
                                                            ----------------------            Additional   During the
                                                             Number of            Consulting   Paid-In     Development
                                                               Shares     Amount     Fees      Capital        Stage         Total
                                                            ----------   -------  ----------  ----------   -----------  -----------
Issuance of initial 4,278,000 shares on November 10, 1999    4,278,000   $ 4,278  $        -  $   16,595   $         -  $    20,873
Issuance of shares of common stock in exchange for services  1,232,000     1,232           -      35,728             -       36,960
Issuance of shares of common stock                           2,090,000     2,090           -      60,610             -       62,700
Stock issuance costs                                                 -         -           -     (13,690)            -      (13,690)
Net loss                                                             -         -           -           -       (54,113)     (54,113)
                                                            ----------   -------  ----------  ----------   -----------  -----------

Balance, December 31, 1999                                    7,600,000    7,600           -      99,243       (54,113)      52,730

Issuance of shares of common stock                            5,449,999    5,450           -     921,050             -      926,500
Issuance of shares of common stock in exchange for services     240,000      240     (40,800)     40,560             -            -
Stock issuance costs                                                 -         -           -     (16,335)            -      (16,335)
Fair value of non-employee stock options grants                      -         -           -      50,350             -       50,350
Amortization of deferred consulting fees                             -         -      20,117           -             -       20,117
Net loss                                                             -         -           -           -      (367,829)    (367,829)
                                                            ----------   -------  ----------  ----------   -----------  -----------

Balance, December 31, 2000                                  13,289,999    13,290     (20,683)  1,094,868      (421,942)     665,533

Issuance of shares of common stock                             217,500       218           -      77,723             -       77,941
Issuance of shares of common stock and stock options for
 purchase of intangibles                                     2,000,000     2,000           -     736,000             -      738,000
Issuance of stock options                                            -         -           -      15,000             -       15,000
Exercise of options                                          1,450,368     1,450           -     230,609             -      232,059
Fair value of non-employee stock options                             -         -           -     323,250             -      323,250
Amortization of deferred consulting fees                             -         -      20,683           -             -       20,683
Net loss                                                             -         -           -           -    (1,052,299)  (1,052,299)
                                                            ----------   -------  ----------  ----------   -----------  -----------

Balance, December 31, 2001                                  16,957,867    16,958           -   2,477,450    (1,474,241)   1,020,167

Issuance of shares of common stock                           3,376,875     3,377           -     687,223             -      690,600
Fair value of non-employee stock options                             -         -           -      94,000             -       94,000
Salary due to shareholder contributed to capital                     -         -           -      15,000             -       15,000
Return of shares of common stock related to purchase
 price adjustment                                           (1,000,000)   (1,000)          -    (353,000)            -     (354,000)
Net loss                                                             -         -           -           -    (1,195,753)  (1,195,753)
                                                            ----------   -------  ----------  ----------   -----------  -----------

Balance, December 31, 2002                                  19,334,742    19,335           -   2,920,673    (2,669,994)     270,014

Issuance of shares of common stock                          17,883,125    17,883           -   1,044,516             -    1,062,399
Fair value of non-employee stock options                             -         -           -      41,500             -       41,500
Issuance of shares of common stock in exchange for services    143,000       143           -      23,857             -       24,000
Stock issuance costs                                                 -         -           -     (37,024)            -      (37,024)
Net loss for the nine months ended September 30, 2003                -         -           -           -      (696,369)    (696,369)
                                                            ----------   -------  ----------  ----------   -----------  -----------

Balance, September 30, 2003 (Unaudited)                     37,360,867   $37,361  $        -  $3,993,522   $(3,366,363) $   664,520
                                                            ==========   =======  ==========  ==========   ===========  ===========


                                       -3-
          See accompanying notes to consolidated financial statements.

                                             LASERLOCK TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                                      (UNAUDITED)

                                                                                          Nine Months      Nine Months
                                                                        Cumulative           Ended           Ended
                                                                          Since         September 30,     September 30,
                                                                        Inception            2003             2002
                                                                       -----------        ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $(3,366,363)       $ (696,369)       $(981,202)
   Adjustments to reconcile net loss to net cash
    flows used in operating activities
      Fair value of options issued in exchange for services                509,100            41,500           74,900
      Amortization and depreciation                                        382,662            90,369          159,667
      Loss on sale of fixed assets                                           1,815             1,815                -
      Financing expenses paid directly from stock proceeds                   5,270             5,270                -
      Stock issued in exchange for services                                 60,960            24,000                -
      Amortization of deferred consulting fees                              40,800                 -                -
      Salary due to shareholder contributed to capital                      15,000                 -                -
      Net changes in:
          Receivables                                                      (29,443)           (2,085)            (668)
          Prepaid expenses                                                       -            11,250            7,500
          Accounts payable and accrued expenses                            115,057            78,320          (11,498)
          Deferred revenue                                                       -                 -          (20,000)
                                                                       -----------        ----------        ---------

   Net cash used in operating activities                                (2,265,142)         (445,930)        (771,301)
                                                                       -----------        ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       (9,445)                -          (19,728)
   Purchase of intangibles                                                 (20,000)                -                -
   Purchase/capitalization of patent costs                                 (56,560)          (32,162)               -
   Proceeds from sale of fixed assets                                          200               200                -
   Decrease in notes receivable                                                  -                 -            5,000
                                                                       -----------        ----------        ---------

   Net cash used in investing activities                                   (85,805)          (31,962)         (14,728)
                                                                       -----------        ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                2,785,743         1,007,129          440,600
   Proceeds from exercise of stock options                                 232,059                 -                -
   Proceeds from issuance of stock options                                  15,000                 -                -
   Proceeds from short-term borrowings                                      50,000            50,000                -
   Stock issuance costs                                                    (67,049)          (37,024)               -
                                                                       -----------        ----------        ---------

   Net cash provided by financing activities                             3,015,753         1,020,105          440,600
                                                                       -----------        ----------        ---------

NET INCREASE (DECREASE) IN CASH                                            664,806           542,213         (345,429)

CASH - BEGINNING OF PERIOD                                                       -           122,593          268,984
                                                                       -----------        ----------        ---------

CASH - END OF PERIOD                                                   $   664,806        $  664,806        $ (76,445)
                                                                       ===========        ==========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   Return of shares of common stock related to
    purchase price adjustment
      Common stock                                                     $    (1,000)       $        -        $       -
      Additional paid-in capital                                          (353,000)                -                -
                                                                       -----------        ----------        ---------
      Intangible assets                                                $  (354,000)       $        -        $       -
                                                                       ===========        ==========        =========

   Issuance of common stock and stock options
    for acquisition of subsidiary                                      $   738,000        $        -        $       -
                                                                       ===========        ==========        =========

   Common stock issued for services                                    $   101,760        $   24,000        $       -
                                                                       ===========        ==========        =========

   Common stock sales proceeds applied to debt and
    financing expenses repayment                                       $    55,270        $   55,270        $       -
                                                                       ===========        ==========        =========




                                       -4-
          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
----------------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Recently Issued Accounting Pronouncements
-----------------------------------------
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

In April 2003, the FASB issued FASB Statement No. 149 ("Statement 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for derivatives entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of the Company as of and for the three and nine months ended September 30, 2003.

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

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the nine months ending September 30, 2003, additional capitalized patent costs incurred amounted to $32,162. Amortization expense for patents for the three months and nine months ended September 30, 2003 totaled $1,290 and $2,140.


NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2003 and 2002 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 5 - SHORT-TERM FINANCING

In anticipation of proceeds from the offshore placement, the Company borrowed $50,000 in "bridge loan" financing evidenced by a 60-day note with an aggregate principal amount of $55,000. Consideration for the loan included an origination fee of $5,000, accruing interest annually at 10%. A-Street Capital Corp. received 143,000 shares of LaserLock Technologies, Inc. common stock with a fair value of $24,000 as an arrangement fee for the bridge loan. The principal, origination fee and accrued interest, totaling $55,270 was satisfied on June 11, 2003 directly from proceeds of the sale of 1,103,840 shares of common stock.


NOTE 6 - PLACEMENT OFFERING

During the quarter ended June 30, 2003 the Company initiated a placement for 18,000,000 shares of common stock with investors located outside the United States, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. As of September 30, 2003, the Company sold 17,883,125 of its common stock at a gross proceeds price totaling $1,062,399. Stock issuance cost of $37,024 has been charged to additional paid in capital during the nine months ended September 30, 2003. Subsequent to balance sheet date, 2,250,000 additional shares were issued, for gross proceeds of approximately $169,000. In addition, the president of the Company loaned the Company 2,379,639 shares of common stock of the Company. The Company then pledged these shares to third parties to secure the Company's obligation to deliver to such third parties 2,379,639 shares upon receipt of stockholder approval to increase the number of authorized shares of common stock. The Company received approximately $178,000 from the third parties in return for this obligation to deliver such shares.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)






NOTE 7 - RELATED PARTIES

The Company maintains its office at the home of its President. No formal lease exists and there was no rent expense incurred.


NOTE 8 - SUBSEQUENT EVENT

Effective October 15, 2003, the Company replaced 2,000,000 options originally issued upon the acquisition of EDS Marketing, Inc. in December 2001 and 250,000 options originally issued to the president of the Company pursuant to an employment agreement dated September 24, 2001. The new options extend the exercise period until December 31, 2004 and reduce the exercise price from $0.35 to $0.28 per share. The new options are fully exercisable on January 1, 2004 provided that the Board of Directors and stockholders of the Company have authorized an increase in the number of shares authorized for issuance under the Company's corporate charter. The new options will not be exercisable until such increase is approved. The issuance of the replacement options will be accounted for as a variable stock option plan.

Subsequent to balance sheet date, 2,250,000 additional shares were sold and issued pursuant to an offshore private placement of the Company's common stock, for gross proceeds of approximately $169,000. In addition, the president of the Company loaned the Company 2,379,639 shares of common stock of the Company. The Company then pledged these shares to third parties to secure the Company's obligation to deliver to such third parties 2,379,639 shares upon receipt of stockholder approval to increase the number of authorized shares of common stock. The Company received approximately $178,000 from the third parties in return for this obligation to deliver such shares.

                          LASERLOCK TECHNOLOGIES, INC.


Item 2.  Management Discussion and Analysis of Plan of Operation

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

Results of Operations

Three Months and Nine Months Ending September 30, 2003 Compared to the Three Months and Nine Months Ending September 30, 2002

The Company had sales of $23,511 and royalties of $30,618 for the nine months ended September 30, 2003, and sales of $19,243 and royalties of $79,792 for the nine months ended September 30, 2002. The Company had sales of $8,608 and royalties of $8,750 for the three months ended September 30, 2003 and sales of $5,750 and royalties of $7,292 for the three months ended September 30, 2002. The significant difference in royalty revenues between 2002 and 2003 corresponds to the Company's recording of royalty revenue of $60,000 in 2002 from an evaluation report for an anti-diversion customer, which has been completed. The Company has started to make sales under certain contracts in the gaming and anti-counterfeiting, industries, and is attempting to negotiate several other contracts in order to increase sales and royalties. If the Company does not increase its sales substantially, it will be unable to execute on its current business plan.

The Company's net loss decreased to $696,369 for the nine months ended September 30, 2003 from $981,202 for nine months in 2002, a decrease of 29%. The Company has significantly reduced costs and expenses in several significant areas. The Company had a material sales and marketing contract in place for most of 2002 that was terminated in the third quarter of 2002. However, the net loss for the three months ended September 30, 2003 increased to $404,651 from a net loss of $191,489 for the three months ended September 30, 2002, resulting from cost cutting measures in 2002, consisting primarily of the closing of the California office and a curtailment of sales and marketing efforts. As a result of the additional capital from the Regulation S offering, the Company substantially increased its marketing efforts. Accordingly, the Company's marketing costs increased in the three months ended September 30, 2003, but decreased overall for the nine months ended September 30, 2003. Thus, there was an increase in sales and marketing costs and expenses of $136,771 (352%) for the three months ended September 30, 2003 from the comparable period in 2002, and a decrease of $143,898 (37%) for the nine months ended September 30, 2003 from the comparable period in 2002. General and administrative expenses have been greatly curtailed resulting from the closing of the Company's California office acquired in its purchase of the EDS Marketing, Inc. and the reduction of amortization expense resulting from the reduction of amortizable intangible assets in exchange for a return of approximately half of the shares previously issued in connection with the acquisition of intangible asset from EDS. The decrease in general and administrative expenses was $80,251 (50%) and $293,396 (56%) for the three and nine months ended September 30, 2003, respectively, from the comparable periods in 2002. Legal and accounting expenses increased $109,627 and $55,525 for the three and nine months ended September 30, 2003 from the same period in 2002. A legal and accounting expense in the amount of $20,300 was reflected in the three and nine months ended September 30, 2003 which resulted from the issuance of stock options in exchanged for legal services.

Additionally, legal costs in the amount of $37,024 were incurred in relation to the offshore placement of common stock, and have been charged to the equity offering. Another $32,162 of legal costs were incurred in relation to attaining patents and have been capitalized to the asset costs of patents.

                          LASERLOCK TECHNOLOGIES, INC.







Liquidity and Capital Resources

During the calendar quarter ended September 30, 2003 the Company completed an offshore placement for approximately 18,000,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined by Regulation S) for a period of one-year from the date of sale. As of September 30, 2003, the Company sold 17,883,125 shares of its common stock at a net proceeds price totaling $1,007,129. The net proceeds from this offering were used to repay our short-term financing obligations as well as for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and other general corporate purposes.

Subsequent to the balance sheet date, 2,250,000 additional shares were issued, for gross proceeds of approximately $169,000. The net proceeds from the sale of the additional shares will be used for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and for other general corporate purposes. In addition, the president of the Company loaned the Company 2,379,639 shares of common stock of the Company. The Company then pledged these shares to third parties to secure the Company's obligation to deliver to such third parties 2,379,639 shares upon stockholders' approval to increase the number of authorized shares of common stock. The Company received approximately $178,000 from the third parties in return for this obligation to deliver such shares.

During the first nine months of 2003, the Company was able to meet its financial needs by utilizing its cash reserves, and from use of proceeds from the placement of common shares. Cash reserves were increased by $542,213 through the nine months ending September 30, 2003, as compared to a decrease of $345,429 for the nine months ending September 30, 2002.

As indicated in the Company's most recent consolidated financial statements available herein, the Company achieved positive cash flow as a result of the private placement offering. However, the Company's cash flows from operations continued to be negative. The Company's ongoing operations may not begin to generate positive cash flow and may require additional cash to fund ongoing operations, and unforeseen events may occur that would require additional capital. To date, the Company has raised capital principally through private placements of common stock. As the Company completes the development of and begins to commercialize its products, sales are expected to be generated. If the Company is unable to meet all of its cash requirements through the utilization of its cash reserves and funds generated from operations, additional capital may need to come from borrowings or be raised through additional sales of its common or preferred stock. If the Company cannot cover its cash requirements with the net proceeds from private placements and its available cash reserves, or it is unable to consummate any of these sales or borrowings, it will be required to curtail operations.

Agreements

The Company has signed an exclusive worldwide agreement with GMR Marketing, Inc. (a wholly-owned subsidiary of the Omnicom Group) whereby GMR will provide advertising and promotions nationwide on slot tickets being used in coinless slot machines.

                          LASERLOCK TECHNOLOGIES, INC.






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


Item 2.  Changes in Securities and Use of Proceeds

During the calendar quarter ended September 30, 2003 the Company completed an offshore placement for approximately 18,000,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one-year from the date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. As of September 30, 2003, the Company sold 17,883,125 shares of its common stock at a net proceeds price totaling $1,007,129. The net proceeds from this offering were used to repay our short-term financing obligations as well as for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and other general corporate purposes.

Subsequent to the balance sheet date, 2,250,000 additional shares were issued, for gross proceeds of approximately $169,000. The net proceeds from these common stock subscriptions will be used for working capital and the continuing development of the anti-counterfeiting technology for use in the gaming industry and for other general corporate purposes. In addition, the president of the Company loaned the Company 2,379,639 shares of common stock of the Company. The Company then pledged these shares to third parties to secure the Company's obligation to deliver to such third parties 2,379,639 shares upon stockholders' approval to increase the number of authorized shares of common stock. The Company received approximately $178,000 from the third parties in return for this obligation to deliver such shares.


Item 6.   Exhibits and Reports on Form 8-K

(A)      Exhibits
         --------

10.1 Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S. A., dated October 15, 2003

10.2 Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company.

10.3 Advertising and Promotions Agreement, dated June 17, 2003 by and between the Company and GMR Marketing, Inc.

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------------------------
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

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

                                                   LaserLock Technologies, Inc.
                                                   (Registrant)


Date: November 14, 2003                   By:      NORMAN GARDNER
                                                   Norman Gardner
                                                   President and CEO