Form 10KSB
period 2003-12-31
LASERLOCK TECHNOLOGIES INC
filed 2004-03-30
CIK 1104038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the Fiscal Year
                             Ended December 31, 2003

                          LASERLOCK TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       NEVADA                             23-3023677
          -------------------------------            -------------------
          (State or other jurisdiction of               (IRS Employer
           Incorporation or Organization             Identification No.)


          837 Lindy Lane, Bala Cynwyd, PA                    19004
     ----------------------------------------              ----------
     (Address of Principal Executive offices)              (Zip Code)


Registrant's telephone number with area code: (610) 668-1952

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock of $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year: $62,121. Aggregate market value of the voting stock held by non-affiliates of registrant:
$4,649,000 as of January 30, 2004.

Number of shares outstanding as of January 30, 2004: 41,990,506

Documents incorporated by reference:  No __X__

Part I.
ITEM 1        DESCRIPTION OF BUSINESS


ORGANIZATION AND CHARTER


LaserLock Technologies, Inc. (the "Company" or "LaserLock") was formed under the laws of Nevada on November 10, 1999. The Company's objective is to develop and market technologies that will allow for easy product and document authentication and prevent product and document counterfeiting. The initial amount of authorized capital stock was 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

On December 17, 2003, the stockholders of the Company approved an amendment and restatement of our Articles of Incorporation, which increased the authorized number of our shares of Common Stock from 40,000,000 to 250,000,000, and the authorized number of our shares of Preferred Stock from 10,000,000 to 75,000,000 and also provides our Board of Directors with the authority to designate rights of, and to issue without further action by our stockholders, the 75,000,000 shares of Preferred Stock. A copy of the amended and restated Articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 13.

The Company, a reporting company under the Securities Exchange Act of 1934, is required to file quarterly and annual reports and certain event triggered reports with the Securities and Exchange Commission. These reporting requirements add to the expense and timeliness of certain business transactions which the Company may endeavor to undertake in the future, such as a merger or any other material business undertaking.

The Company's Common Stock trades on the OTC Bulletin Board (OTC:BB) under the trading symbol "LLTI."

The public may read and copy this document, and any other materials that the Company files with the Commission, at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available from the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an Internet site (http://www.sec.gov) that contains all reports, proxy and information statements, and other information filed electronically by the Company. LaserLock currently has a web site at www.laserlocktech.com.


BUSINESS OF THE COMPANY

Background

LaserLock Technologies, Inc. utilizes technology developed by its founder, Norman A. Gardner, that seeks to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. This technology involves the utilization of an invisible ink which is compatible with today's printing machines. The invisible ink may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon Mr. Gardner's experience, the Company believes that the invisible ink technology may be incorporated into existing manufacturing processes.

Since September of 2001, the Company has held a four-year exclusive license in the casino and gambling industry from NoCopi Technologies, Inc., the former employer of Mr. Gardner. The four-year exclusive license allows the Company to utilize a patented technology called "Rub & Reveal." This technology utilizes an ink-activating system by means of ink that changes to certain specified colors when the surface is rubbed.

The Company plans to develop and market its technologies in a variety of applications in the fields of product and document authentication and security. The Company believes that the technologies it owns or licenses will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of the Company's technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. Sales are intended to be made either through licensees or directly to end-users.

An industry in which the Company is pursuing commercial application of its technologies is the casino and gaming industry. The Company believes that its technologies are applicable to the industry in a variety of ways - from the detection of counterfeit dice, cards, and chips, to the verification of cashless tickets from slot machines for fraud.

The Company also intends to be involved in the advertising and promotion business as it pertains to the gaming industry. The Company has acquired the exclusive right to advertise on the reverse side of slot tickets which are used in cashless slot machines. The Company acquired this right from Translucent Technologies, the largest manufacturer of slot tickets in the U.S. in October, 2002. The Company has entered into an exclusive contract with an advertising agency to sell advertising on slot tickets distributed by Translucent Technologies.

Anti-Counterfeiting Technologies and Products

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents. Currency, lottery tickets, gift certificates, event and transportation tickets, casino slot tickets, and travelers' checks are all susceptible to counterfeiting. The Company believes that losses from such counterfeiting have increased substantially with improvements in counterfeiting technology. Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have increased as the counterfeiting of labeling and packaging has become easier.

The Company hopes that its document authentication technologies are found to be useful to businesses desiring to authenticate a wide variety of printed materials and products. The Company's technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, and (2) a rub technology that allows a certain code, message or emblem to be revealed when rubbed. These technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink which is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. LaserLock believes that its technologies are superior to the pen system technology because in the case of its laser technology, it will not result in a permanent mark on the merchandise, which generally leads to the disposal of the merchandise or its sale as a "second" rather than best-quality product, and in the case of its rubbed ink technology, no special tools are required to distinguish the counterfeit.

Other possible variations of the Company's laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, such technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

The Company believes that its technologies also could be used in a manner which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

The Company has been focused on the widespread problem of counterfeiting in the gaming industry. The Company intends to incorporate its technology into traditional gaming accessories such as playing cards, chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs to identify CDs produced by those manufacturers. The Company believes that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

Marketing

In developing our marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. The Company intends to generate revenues primarily by collecting license fees from manufacturers who incorporate the Company's technologies into their manufacturing processes and their products, and in the case of cashless gaming systems, via the right to sell advertising on the back of cashless gaming tickets.

The Company has identified a number of key markets for its technologies and products, including gaming, document security printers, manufacturers of labels for the apparel industry, manufacturers of packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America and Europe, sales are intended to be effected via direct selling by Company personnel or consultants to create end-user demand and utilization of licensee sales forces with support from Company personnel. The Company has determined that technical sale support by its personnel will be of great importance to increasing its licensees' sales of products incorporating the Company's technologies and, therefore, plans to be very committed to providing such support. The Company anticipates that should European sales be made, the technical support could initially be handled from the United States, and the Company could eventually open a European support division and/or establish a sales/marketing relationship with a European company should consumer demand justify the associated costs.

As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive and the internet makes these technologies more available, the Company intends to maintain an interactive product development and enhancement program whereby it will utilize its research and development and marketing skills in order to constantly upgrade and improve on its technology with the combined efforts of marketing, applications engineering and research and development. The Company believes that utilizing these methodologies - whereby a product is developed by the Company, delivered to the client, feedback is received from the client, and the product is changed and enhanced to reflect the client feedback - will lead to faster development cycles for the Company's products. The Company's objective is to concentrate its efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

The Company intends to utilize the extensive contacts of its President, Norman
A. Gardner, in the counterfeit prevention and detection and gaming industries to effectuate sales.

Manufacturing

The Company does not have manufacturing facilities. The Company intends to subcontract the manufacturing of its technology to third-party manufacturers. Applications of the Company's technology are expected to be effected mainly through printing and coating of products with invisible ink. These inks will be custom manufactured for the Company by a third party. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing techniques, there appears to be no technical or economic reason for the Company to invest its own capital in manufacturing facilities at this stage.

The Company has established a quality-control program that includes laboratory analysis of developed technologies. The Company intends to include as part of this quality control program the placement of a specially trained technician on site at third-party production facilities to monitor the manufacturing process, when or if warranted.

Regulation

The Company is not currently aware of any regulations affecting its products; however, the Company's technology is dependent upon an ink-based product. Therefore, it is possible that the Company's products will be subject to environmental regulations in the future.

Patents and Licenses

When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a duration of 20 years from the date of application depending on the jurisdiction concerned, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

The Company intends to extend its patent filings to other countries where economically reasonable, considering the expense of foreign patent applications and the increasing level of activity of the Company. Currently, the Company believes that the only foreign countries for which it will be filing for patent protection are Europe, Australia and one or more countries in the Far East.

The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of the Company's patents, if granted, and that, if filed, such a challenge will not be successful. The granting of a U.S. patent does not ensure that patents will be granted in other countries where protection is sought. Standards for granting patents vary and there is a possibility that prior art not yet discovered could arise and could prevent the grant of a foreign patent and/or cast into question the validity of a U.S. patent.

The Company acquired the rights to a U.S. patent application and its equivalent international Patent Cooperation Treaty (PCT) application via its employment contract with its President, Norman A. Gardner. The United States patent application was assigned to LaserLock Technologies, Inc. upon filing, and the assignment of that pending patent has been recorded at the U.S. Patent and Trademark Office. The assignment, by its terms, conveys the entire right, title and interest in and to the invention described in the pending patent application, which is entitled the "Counterfeit Detection System" and all improvements thereon which may be made, conceived or acquired by Norman Gardner during the course of his association with LaserLock Technologies, Inc. and for one year thereafter. The PCT application was filed by the Company as applicant. Patent applications for the Company's technology (including improvements in the technology) are intended to be filed in selected jurisdictions where future commercial usage is possible in Europe, Australia and certain countries located in the Far East, if the Company's operational funds are sufficient to pay for such filings. There can be no assurance, however, that such protection will be obtained, or that if obtained such patent protection can be maintained. The patent application entitled "Counterfeit Detection System" has been filed in Australia, Canada and Europe.

The Counterfeit Detection System patent application was filed on December 10, 1999, and the patent was issued in November 2002, as U.S. Patent No. 6,483,576. The allowed claims define the invention as a process involving latent marking that is excited at plural excitation wavelengths outside of the visible spectrum.

The international PCT application was filed in June 2002.

The Counterfeit Detection System technology is a process whereby uniquely formulated invisible code markings are applied to a product and can be activated or revealed by an activation device which the Company intends to have manufactured and supplied to users. The Company filed two new patent applications for two new methods of counterfeit and diversion protection in 2002.

One of the Company's patent applications was approved and a patent was issued in January 2004 as U.S. Patent No. 6,672,718. The patent is entitled "Aqueous Latent Image Printing Method and Aqueous Latent Image Printing Ink for Use Therewith." An international (PCT) application for this method was filed in July 2003.

Additionally, the Company has licensed its "Rub & Reveal" technology via a renewable license agreement with NoCopi Technologies, Inc. The agreement covers the exclusive use of this patented technology in gaming, and the non-exclusive use of this patented technology elsewhere.

Research and Development

The Company has been involved in research and development ("R&D") since its inception and intends to continue its R&D activities, funds permitting. The Company hopes to expand its technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2003, the Company spent $451,105 on R&D. For the year ended December 31, 2003, the Company spent a total of $93,977 on R&D - all of which was spent on the enhancement of its ink and its activation product, and the application of its Rub & Reveal license technology. At the current time, the Company hopes to spend approximately $50,000 to $75,000 in R&D during the course of the 2004 fiscal year.

The Company's R&D is done in Glen Mills, Pennsylvania at the facilities of its R&D consultant. The Company's quality-control program is run in Saranac, New York at the facilities of its technical consultant. The consulting fees paid cover all costs associated with facility and equipment usage.

Product Development

To date, the Company has made only very limited sales of its products. The Company has completed independent testing and commercial trials with several manufacturers.

The Company also has developed what it believes to be a proprietary trade secret enabling it to offer its clients the ability to change the combination lock on its lasers to prevent any breach of security by counterfeiters. This is accomplished by changing the reaction between the Company's uniquely formulated code markings in its products, and the laser which works to read such markings. The changes are made via direct interaction by the Company with the client to make slight modifications to the Company's products. Management believes that the Company is the only company offering such a protection to its product line.

Description of the Industry

Recent developments in printing technologies have made it easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, and travelers' checks are all susceptible to counterfeiting, and the Company believes that losses from such counterfeiting have increased substantially due to improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and the Company believes these losses have increased as the counterfeiting of labeling and packaging has become easier.

Other possible variations of the Company's technologies involve multiple color responses from a common laser, visible marks of one color that turn another color with the laser or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate documents and detect counterfeit products. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

The Company believes that the technology could also be used in a manner permitting manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

The Company has focused initially on the widespread problem of fraud in the gaming industry. Through certain initial agreements that the Company has with some large suppliers to the gaming industry, the Company's products will use ink that is incorporated into dice, chips, and playing cards. These products can be viewed with a laser to reveal the authenticity of the item. Additionally, the Company has reached an agreement to have its technology used on slot tickets in cashless gaming slot machines. In this scenario, the Company's Rub & Reveal technology or other technologies or a combination thereof would be utilized to reveal the authenticity of a slot ticket prior to its redemption at the cashier.

Competition

In the area of document and product authentication and serialization, the Company is aware of other competing technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which the Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. The Company is aware of at least twenty companies which will be competing with it in these markets. However, the Company believes that it has proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. The Company is aware of a limited number of competitors which are attempting similar approaches to addressing the same problems which the Company's products address.

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

Employees

The Company currently has a five-year employment agreement in place with its President and CEO, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which the Company's net income (before taxes) exceeds $350,000. Also, the Board has agreed to grant an option to Mr. Gardner to purchase up to 2,000,000 shares of the Company's Common Stock at an option price equal to the last sale price at which the Company's shares were sold on the date of the grant. The option vests as follows: on December 31, 2003, Mr. Gardner was able to purchase up to 500,000 shares subject to the option; after one year from the effective date of the employment agreement, Mr. Gardner will be able to purchase up to 250,000 additional shares subject to the option; after two years, Mr. Gardner will be able to purchase up to 250,000 additional shares subject to the option; after three years, Mr. Gardner will be able to purchase up to 500,000 additional shares subject to the option; and after four years, Mr. Gardner will be able to purchase the balance of 500,000 shares subject to the option.

If and when the Company hires full time employees other than the Company's President Norman A. Gardner, all full-time employees shall be entitled to health, life, accident and disability insurance plans, and any profit-sharing or retirement plans and stock option plans the Company makes available. The Company has one part-time employee, its secretary.

Independent Contractors

The Company has consulting contracts with two independent contractors who are being compensated via consulting fees and stock options.

Howard Goldberg

Howard Goldberg has been a private investor and has provided consulting services to startup companies since 1999. From 1994 through 1998, Mr. Goldberg served as President and Chief Executive Officer of Player's International, a public company in the gaming business, prior to its being sold to Harrah's Entertainment Inc. In addition, from 1995 to 2000, Mr. Goldberg served on the board of directors of Imall Inc., a public company that provided on-line shopping and which was ultimately sold to Excite-at-Home. He currently serves on the board of directors of Shelbourne Properties, Shelbourne Properties II, and Shelbourne Properties III, each of which is an American Stock Exchange-listed real estate investment trust. He serves on the audit committee of each of these companies. Mr. Goldberg also serves on the board of trustees of First Union Realty Investment Trust and is a member of the audit committee. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a large New Jersey law firm.

On October 8, 2003, the Company extended an offer to Howard Goldberg to serve in a consulting capacity as the Company's Chief Operating Officer. Pursuant to the terms of the engagement letter, Mr. Goldberg will perform the services for the Company customarily performed by a chief operating officer of a business and will devote substantial time and effort with respect to the development and implementation of the Company's slot ticket advertising plan for a term of 12 months, subject to the ability to extend the term of the engagement by mutual agreement. He will not be an employee of the Company. Effective as of September 1, 2003, Mr. Goldberg has received compensation of $12,500 per month, which base compensation will continue during the term of the engagement. In addition, the Board has granted stock options to Mr. Goldberg for his services. Mr. Goldberg was granted an option to acquire 3,056,662 shares of the Company's Common Stock representing approximately 7.5% of the fully diluted shares of the Company's Common Stock outstanding as of October 8, 2003. The purchase price for the shares issuable upon the exercise of Mr. Goldberg's option is $0.07 per share. The option will be exercisable for 10 years from the date of grant and includes a cashless exercise feature whereby the option will vest and become exercisable on the following basis: (1) 25% became exercisable upon the execution of the engagement agreement, (2) 6% vested on December 31, 2003 and each three-month period during which Mr. Goldberg performed or performs services for the Company beginning September 1, 2003 and (3) the balance of the options will vest upon the achievement (as determined by the Board of Directors) of certain qualitative objectives related to the development and implementation of the slot ticket advertising plan. Because of the qualitative nature of the objectives, the Board in its sole discretion will determine whether such objectives have been achieved.

Harvey Goldberg

Harvey Goldberg has held senior financial executive positions at several public and private companies. His vast experience includes many types of transactions, including acquisitions, divestitures, public offerings, private placements, banking arrangements and extensive contract negotiation. Since 1994, he has been a consultant to several start-up companies, including some involved in the Internet, computer components and direct marketing. From 1986 to 1993, he was the Senior Vice President and Chief Financial Officer of Players International, a gaming-related company. From 1982 to 1986, he served as Senior Vice President and Chief Financial Officer of Paul Marshall Products, an import company. From 1971 to 1982, he was Vice President and Controller of Marcade Group, a retail and manufacturing company. From 1970 to 1971, he was the Assistant Controller of Revlon, and from 1966 to 1970, he held various accounting positions at CBS. Prior to joining CBS in 1966, Mr. Goldberg was employed in public accounting, where he became a Certified Public Accountant. He has a B.S. in Accounting from Brooklyn College (now part of the City University of New York). Mr. Goldberg currently serves as Treasurer and a member of the Board of Directors of the Tarzana Improvement Association, a business improvement district located in Los Angeles, California. He also has been elected to the Board of Governors of the Tarzana Neighborhood Council and serves as its Treasurer.

The Company entered into a consulting agreement with Harvey Goldberg to perform services for the Company as a business advisor to help develop business models and to assist with other business planning functions as mutually agreed upon by management and by Mr. Goldberg.

RISK FACTORS


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

              The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. This document contains forward-looking statements that reflect the views of the Company's management with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets," and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Absence of Trading Market

There is no trading market for the Company's Common Stock and there is no assurance that such a market will develop, or if such a market develops, that it will be maintained. Holders of the shares may, therefore, have difficulty in selling their shares of Common Stock should they desire to do so and should be able to withstand the risk of holding their shares indefinitely.

Penny Stock Rules

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

These rules regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The Penny Stock Rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

Need for Subsequent Funding; No Assurance of Future Offering

In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we may need to raise more capital. Our ability to continue in business and effectively implement our plans may depend upon our ability to raise additional funds. There is no assurance that additional funding, if required, will be obtainable in amounts or on terms favorable or acceptable to the Company. The capital resources required to develop each new product are significant. The Company believes combined cash on hand and cash generated from future operations will provide the Company with the financing required to conduct its business at least through December 2004, but there is no guarantee that the Company is correct or that it will be able to raise additional capital, if required. The Company completed an offshore placement raising approximately $1,400,000 in 2003.


Lack of Dividends

We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.

Risks Associated with Our Being a New Business

Our operations are subject to all of the risks inherent in a new business enterprise. We currently have limited revenue, limited operating history, and limited salable product. We are subject to the same types of risks that many new businesses face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow on a monthly basis until the end of 2004 at the earliest, and even then we cannot give assurances that we will be operating at break-even levels at that time or in the future. Various problems, expenses, complications and delays may be encountered in connection with our development, both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must be paid either out of the proceeds of this or future offerings of our securities or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be ensured.

General Risks of the Counterfeit Prevention Industry

The industry in which we intend to compete is subject to the traditional risks faced by any industry of adverse changes in general economic conditions, the availability and expense of liability insurance, and adverse changes in local markets. However, we will also be subject to industry specific risks such as counterfeiters learning how to circumvent new and existing technologies; evolving consumer preference and federal, state and local chemical processing controls; consumer product liability claims; and risks of product tampering.

Competition in Our Industry

In the area of document security and product authentication and serialization, we are aware of other companies and other similar technologies, including both covert and overt surface marking techniques, which require decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which we plan to market our technologies.

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

Governmental Regulation of Our Fields

Our operations may be subject to varying degrees to federal, state or local laws and regulations. Operations such as those we intend to conduct may be subject to federal, state and local laws and regulations controlling the development of technologies related to privacy protection, to the protection of the environment from materials that we may use in our inks, and advanced algorithm formulations or encryption tactics that we may develop. Any of these regulations may have a materially adverse effect upon our operations.

Technology Staffing

We anticipate that staffing will represent one of our largest expenses. We will compete with other copy security prevention technologies in attracting and retaining qualified and skilled personnel. A shortage of trained personnel or general economic inflationary pressures may require us to enhance our wage and benefits package in order to compete with other employers. There can be no assurance that our labor costs will be sustainable. Our failure to attract and retain qualified employees, to control our labor costs or to match increases in our labor expenses with corresponding increases in revenues could have a material adverse effect on the business. If we are unable to hire or maintain similarly positioned staff again in the future, the Company could experience material adverse effects.

Rapidly Changing Market

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

Patents; Intellectual Property

Pursuant to an employment agreement signed in 1999 with our President, Norman A. Gardner, we have received all rights in a pending U.S. patent application and any improvements, and we have additionally filed two patent applications in the United States. The initial application has been allowed and a corresponding international (PCT) application has been found to meet the PCT requirements for novelty, inventive step and industrial applicability. There can be no assurance that any patent, or any other patents which we may obtain or apply for in the future, will be granted or will be granted with claims of commercially useful breadth, or will be safe from challenge. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process that we employ. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue or defend such an action.

We plan to rely on confidentiality, non-compete and licensing agreements to establish and protect our rights in any proprietary technologies. While we intend to actively protect these rights, our technologies could possibly be compromised through reverse engineering or other means. There can be no assurance that we will be able to protect the basis of our technologies from discovery by unauthorized third parties, thus adversely affecting our customer and license relationships.

Prior Relationships of Our President

Norman A. Gardner, our President, founded NoCopi Technologies, Inc. ("NoCopi"), and served as its President and Chief Executive Officer from October 1985 until October 1997 and as its Chairman of the Board until March 1998. Currently, Mr. Gardner has no relationship with NoCopi.

We view NoCopi as one of our competitors in our marketplace in that we plan to develop and sell technology to prospects and clients that we believe is completely different from, but competitive with, that sold by NoCopi to the same or similar prospects and clients. Mr. Gardner's termination agreement with NoCopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not divulged, furnished or made accessible, and will not divulge, furnish, or make accessible, to anyone any confidences or secrets of NoCopi in violation of the agreement. Furthermore, the Company has a working relationship with NoCopi, and has licensed certain technologies from NoCopi for a four-year period beginning in 2001, which automatically renews each year after the initial period.

Rule 144 Shares

A majority of the shares of Common Stock outstanding as of December 31, 2003 (approximately 34,875,174 shares, or 83.05%) were issued on the date of the Company's inception or later and are considered "restricted securities." These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during the four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years, non affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the Company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during the four calendar weeks preceding the filing of a Form 144 relating to such a sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities purchased hereunder. Certain of the outstanding shares were to be eligible for sale pursuant to Rule 144 as of November 2000.

Dependence on Key Personnel

We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our Chief Executive Officer and President, Norman A. Gardner. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner were unavailable, it would have a material adverse effect on our operations. At this time, we have an employment agreement with Mr. Norman
A. Gardner, our Chief Executive Officer and President. We have obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we will be able to find suitable management personnel or that we will have the financial resources to attract or retain such people if found.

Indemnification

The Company's By-Laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of the Company, against reasonable expenses, including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal thereof. Currently, the Company spends $3,500 per month on its directors and officers liability insurance for a policy which has a limit of $1,000,000. The Company is considering canceling this policy if it is unable to increase revenues or raise capital by the end of fiscal 2004.

Dependence Upon Third Parties

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

Technical Obsolescence

The value of our technology and any products derived from our technology could be substantially reduced as new or modified techniques for combating document and product counterfeiting and product diversion are developed and become widely accepted. We cannot guarantee that future technological developments will not result in the obsolescence of our technologies.

Dependence Upon Marketing

While we believe that our products will meet unsatisfied market demand, our ability to generate sales will depend upon developing and implementing a marketing strategy. There can be no assurance that we will be able to successfully develop, promote and maintain an active market for our products.

Management Of Growth

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

Risks Associated with the Company's Ability to Continue as a Going Concern

The Company has no operating history, has limited sales, has incurred operating losses since inception and requires additional capital to continue its operations and to implement its business plans. The Company's certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2003. Although the Company intends to raise money, implement sales, and become profitable, if the Company fails to achieve any one of these goals, then it is unlikely that the Company will be successful, and very likely that the Company will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse effect on the Company and any results of operations.

Lack of Diversification

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


ITEM 2.       DESCRIPTION OF PROPERTY

The Company's office is presently located in 1000 sq. ft. in the home of its President, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. The Company pays no rent for the use of this space.

The Company has been assigned one patent and the rights to two additional patent applications submitted by its President, Norman A. Gardner. The Company believes that the granting of its patent application will enhance the Company's position in the market place, but that even if not granted, the Company will be able to compete effectively in the market place by utilizing non-competition and confidentiality terms in contracts it will enter into with future employees or consultants, and non-disclosure and non-analysis agreements given to every potential supplier and customer of the Company.


ITEM 3.       LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


ITEM 4.       Submission of Matters to a Vote of Security Holders

a) A special meeting of stockholders in lieu of an annual meeting was held on December 17, 2003.

         1. The four directors elected at the special meeting of stockholders were Norman A. Gardner, Joel A. Pinsky, Michael J. Prevot and Julius Goldfinger, constituting all of the directors of LaserLock Technologies, Inc. as of the date of the meeting. On December 23, 2003, Joel A. Pinsky resigned from the Board. The directors have been elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

             Directors                                      For                   Against              Abstained
         ------------------                         ---------------------    ------------------    ------------------
         Norman A. Gardner                              23,088,942                                   5,240,317
                                                    ---------------------    ------------------    ------------------
         Joel A. Pinsky                                 23,004,995             83,947                5,240,317
                                                    ---------------------    ------------------    ------------------
         Michael J. Prevot                              23,088,942                                   5,240,317
                                                    ---------------------    ------------------    ------------------
         Julius Goldfinger                              23,088,942                                   5,240,317

         2. The amendment and restatement of the Articles of Incorporation of LaserLock Technologies, Inc., including amendments to increase the authorized number of our shares of Common Stock from 40,000,000 to 250,000,000, to increase the authorized number of our shares of Preferred Stock from 10,000,000 to 75,000,000 and to authorize our Board of Directors to designate rights of, and issue without further action by our stockholders, the 75,000,000 shares of Preferred Stock.

              For                                       Against                                 Abstained
---------------------------------      -------------------------------------------    -------------------------------
          23,701,998                                 519,008                                  4,108,253

         3. The approval of the LaserLock Technologies, Inc. 2003 Stock Option Plan, which provides for the grant of incentive stock options, nonqualified stock options, and dividend equivalents to our employees, consultants and advisors, as well as the employees, consultants and advisors of our subsidiaries and affiliates.

              For                                       Against                                 Abstained
---------------------------------      -------------------------------------------    -------------------------------
          23,718,127                                 424,255                                  4,186,877


         4. The approval of Cogen Sklar, LLP as independent auditors for the year ending December 31, 2003.

              For                                       Against                                 Abstained
---------------------------------      -------------------------------------------    -------------------------------
          23,283,249                                  1,000                                     45,010

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "LLTI." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2003 and December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

                             2003                       High             Low
                         --------------                 ----             ----

                         First Quarter                  0.25             0.08
                         Second Quarter                 0.23             0.11
                         Third Quarter                  0.31             0.15
                         Fourth Quarter                 0.21             0.13


                             2002
                         --------------

                         First Quarter                  0.50             0.30
                         Second Quarter                 0.50             0.35
                         Third Quarter                  0.41             0.25
                         Fourth Quarter                 0.35             0.11

Holders

As of December 31, 2003, we had 82 stockholders of record of our Common Stock. Such number of record holders was derived from the records maintained by our transfer agent, Interwest Stock Transfer Company, Inc.


Dividends

To date, we have not declared or paid any cash dividends and do not intend to do so in the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely by our Board of Directors.

Securities Authorized for Issuance Under 2003 Stock Option

                                                          Shares Subject          Exercise Price      Vesting
                Name and Position                        to Stock Options           Per Share          Terms
        ------------------------------------------       ----------------         --------------    -----------
        Norman A. Gardner, President & CEO                      2,000,000            $0.20          5 years
        Michael J. Prevot, Vice President of Sales                250,000             0.20          5 years
        Executive officers and other key
         personnel as a group                                   5,420,815             0.12 (2)      5 years (1)
        Nonemployee directors as a group                          500,000             0.20 (2)      5 years (1)

      (1) The specific vesting terms appear in the description of our President's employment agreement or in the consulting agreements for Howard Goldberg and Harvey Goldberg.
      (2) The exercise price per share for each of the groups is the weighted average exercise price of the stock options contemplated to be granted to the members of the group. The vesting terms differ among certain members of each group and have been summarized generally for this presentation.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company entered into a Regulation S Stock Purchase Agreement dated May 2, 2003 with Californian Securities S.A. ("Californian") whereby the Company agreed to sell and Californian agreed to purchase up to 18,000,000 shares of Common Stock of the Company. A-Street Capital Corp. served as the Company's placement agent in this transaction. The sales of the shares were made outside the United States in "offshore transactions," which are exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Regulation S thereunder. The Company sold 17,883,125 shares of its Common Stock for gross proceeds of $1,062,399.

Californian received offers from various third parties to purchase 4,629,639 shares of Common Stock in addition to the 18,000,000 shares. However, the Company had issued, or reserved for issuance, all of its authorized shares of Common Stock and would have been unable to issue the additional 4,629,639 shares of Common Stock without first seeking the approval by its stockholders of an amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of Common Stock. The Company desired to obtain the additional $348,000 of capital by the sale of the additional 4,629,639 shares of Common Stock. Accordingly, the Company sought to make the following arrangements in order to afford it the opportunity to obtain the capital.

In order to reduce the number of shares of Common Stock reserved for issuance pursuant to certain options granted by the Company, the Company cancelled and repriced five options in October 2003. The Company previously granted to each of Howard Goldberg, Steven Meistrich, Ed Fishman and Douglas Wise (each a "Grantee") nonqualified stock options to purchase 500,000 shares of the Company's Common Stock pursuant to the terms of the written agreement between each Grantee and the Company (collectively, the "Old Options"). The term of each of the Old Options was set to expire on December 31, 2003. The fifth option that was cancelled was previously granted to Mr. Gardner pursuant to his employment agreement with the Company. Pursuant to his employment agreement, the Company agreed to grant Mr. Gardner options to purchase a total of 500,000 shares of Common Stock, consisting of an option to purchase 250,000 shares at $0.17 per share and another option to purchase an additional 250,000 shares at $0.35 per share.

In an effort to satisfy the demand for the additional 4,629,639 shares of the Company's Common Stock, the Company cancelled each of the Old Options and Mr. Gardner's option to purchase 250,000 shares at $0.35 per share (the "Gardner Option") and executed and delivered replacement options to each of the Grantees and Mr. Gardner in order to reduce the number of authorized shares of Common Stock required to be reserved pursuant to the terms of the Old Options and the Gardner Option. The replacement options are not exercisable by each of the Grantees and Mr. Gardner until the later of January 1, 2004 or such time as our stockholders approve an amendment to our Articles of Incorporation increasing the number of authorized shares of Common Stock. Our stockholders approved an amendment to our Articles of Incorporation on December 17, 2003.

The Old Options held by Howard Goldberg, Steven Meistrich, Ed Fishman and Douglas Wise were replaced with new options, each with a reduced exercise price of $0.28 per share, that expire on December 31, 2004. In consideration of Mr. Gardner's agreement to cancel his rights under the Gardner Option, the Company issued a new option to Mr. Gardner with a reduced exercise price of $0.28 per share.

The proceeds from the Company's sale of its Common Stock through off-shore transactions were used and are currently being used fund continuing and expanded business operations. Specifically, the funds from the offshore sales paid for the expenses associated with the offshore sales and the continuation of normal business operations, including but not limited to research and development, sales and marketing costs, general and administrative expenses and professional fees. Additionally, the proceeds have been used by the Company to expand the use of advisors to management by hiring outside two consultants, one to provide services typically performed by a chief operating officer and a second to consult on specific financial and business strategies.

To date the Company has not had meaningful revenues, either from licensing or the sale of its products. As a result, the Company has used the cash received from the sale of its Common Stock to pay for substantially all of its operating costs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with LaserLock's financial statements and the Notes thereto contained elsewhere in this report on Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. LaserLock's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference are discussed in "Risk Factors."

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

Beginning in early 2003 the Company began to refocus its goals and alter its business plans. Initially, the plan was to primarily market anti-counterfeiting solutions to general industry and government. In 2003, the Company restructured its management team and refocused its short- and long-term goals.

Currently, the Company offers security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. The Company has licensed to these companies its technology and receives royalty payments, and sells to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate the Company's technology into the products they sell to the gaming industry. By of the end of fiscal year 2003, the Company had signed agreements to provide technology for the protection of playing cards, dice, casino chips and slot tickets from fraud with Bourgogne et Grasset, Bud Jones, Translucent Technologies and CoPAG U.S.A. Inc.

In addition, the Company has made a commitment to sell advertising on the back of slot tickets in the cashless ticket in ticket out slot machines such as those using the EZ Pay(TM) system of IGT. The Company signed an agreement with GMR Marketing Inc., an advertising agency, in 2003 that was assumed by Ambient Planet, Ltd., a media and marketing company, in February 2004. The Company expects to begin receiving revenues from this contract in the second or third quarter of 2004 as sales of advertising on slot tickets take place.

The Company continues to develop technology and apply for patents to protect that technology. In 2003, the Company was granted its second patent in the U.S. The Company has two additional patents pending for anti-counterfeiting solutions. The Company continues to file for protection of its patent portfolio in foreign jurisdictions.

The Company expects that in 2004 it will begin exploring the uses of its technologies in general industry and government. The Company will use licenses and strategic partners that currently service those industries who will pay royalties and/or a share of the revenues/profits from their use of the LaserLock technology.

In order to implement its strategy, it will be necessary for the Company to raise additional capital. However, there can be no assurances that such capital will be available and, if available, under what terms and conditions.

Results of Operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002

Since the company was and currently still is in its startup stages it is difficult for it to forecast its revenue or earnings accurately. It believes that period-to-period comparisons of its operating results may not be meaningful. It believes that it will start generating larger amounts of revenue in the current fiscal year due to the Company's attempt to cultivate business relationships over the past year.

As a result of its limited operating history, it does not have historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the year ended December 31, 2003, the Company had sales and royalties revenues of $62,121, as opposed to Sales and Royalties revenues of $126,299 for the year ending December 31, 2002. The decrease results primarily from a non-recurring $60,000 royalty received in 2002.

The Company's general and administrative costs aggregated $350,839 for the year ended December 31, 2003 as compared to $385,990 for the year ended December 31, 2002, representing a decrease of $35,151. There were two significant variances between general and administrative expenses for 2003 and 2002. First, the 2002 expenses included an offset benefit of $145,000, without which 2002 general and administrative would have totaled $530,990. Secondly, the 2003 amortization of capitalized costs associated with the 2001 acquisition of EDS Marketing, Inc. decreased by $161,460 from 2002. These costs have been fully amortized in 2003.

The Company's sales and marketing costs aggregated $528,431 for the year ended December 31, 2003 as compared to $583,339 for the year ended December 31, 2002, representing a decrease of $54,908. This decrease relates to marketing fees paid in 2002 to Entertainment Marketing Technologies of $61,800. The contract was terminated in the third quarter of 2002.

The Company's research and development costs aggregated approximately $93,977 for the year ended December 31, 2003 as compared to $141,748 for the year ended December 31, 2002, representing a decrease of $47,771. This decrease represents a decrease in spending by the Company in 2003.

The Company's legal and accounting costs aggregated approximately $172,891 for the year ended December 31, 2003 as compared to $67,753 for the year ended December 31, 2002, representing an increase of $105,138. This increase relates primarily to the retention of new SEC counsel to prepare various SEC documents, and a proxy statement for a special meeting of stockholders, and assist with documentation of the Company's offshore private placement of Common Stock.

Liquidity and Capital Resources

The Company increased its cash balance position by $687,671 from a cash balance at December 31, 2002 of $122,593 to $810,264 at December 31, 2003. Working capital at December 31, 2003 was $703,961, representing an increase in working capital of $579,496 from December 31, 2002. This increase relates to the private placement of common stock which occurred through offshore transactions during 2003.

LaserLock's cash flow from operations has been and continues to be negative since its inception. The Company continues to attempt to solicit customers and expects to continue to expend monies in excess of its revenues during the current year.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the Company's existing products, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of our products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, LaserLock may be required to further delay, scale back, or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require it to surrender rights to certain of its technologies, product development projects, certain products or existing markets.

Specifically, the Company may have to delay its anticipated marketing and delivery dates, or scale back its third-party production capabilities if it is unable to consummate sales, or to eliminate certain areas of further research and development. If adequate funds are not available, LaserLock's business, financial condition, and results of operations will be materially and adversely affected.

The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company expects to expend between $50,000 and $75,000 on its research and development program in the coming year and the Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations also will be dependent upon the establishment of collaborative arrangements with other companies.

The Company has plans to increase the number of employees and/or independent contractors it employs at this time contingent upon its ability to have sufficient funds to achieve its goals. The Company intends to license or use third parties to manufacture all of its products, and does not believe that it will be making any plant and equipment purchases during the coming year.

LaserLock's current policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade quality instruments.

There can be no assurance that LaserLock will be able to commercialize its technologies or that profitability will ever be achieved. LaserLock expects that its operating results will fluctuate significantly from year to year in the future and will depend on a number of factors, most of which are beyond LaserLock's control.


ITEM 7.       FINANCIAL STATEMENTS

The consolidated financial statements are included within Item 13(a) of this report at pages F-1 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's former accountants, Larson, Allen, Weishair & Co., LLP, P.C. ("Larson"), resigned from their position as the Company's auditor as of August 23, 2002.

Larson's report on the Company's financial statements for the period November 10, 1999 (date of inception) to December 31, 2000 and for fiscal year 2001 contained an unqualified opinion modified for uncertainty as to the Company's ability to continue as a going concern. Larson's report on the Company's financial statements since inception did not contain any other an adverse opinion, disclaimer of opinion, or any qualifications or modifications with regard to uncertainty, audit scope, or accounting principles.

For the Company's last two fiscal years, and any subsequent interim period prior to their resignation, the Company did not have any disagreements with Larson with respect to accounting and auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B.

As of October 10, 2002, the Company retained the public accounting firm of Cogen Sklar, LLP, whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion in its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings. Prior to such appointment, we had not consulted the newly engaged independent auditor regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, or on any matter that was either the subject of a disagreement or a reportable event.


ITEM 8A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, our Board of Directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Norman Gardner, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The position(s) held by each officer and director of the Company are shown on the following table. Directors Norman A. Gardner and Michael J. Prevot were first elected in November 1999, and Director Joel A. Pinsky was first elected in 2001. Messrs Gardner, Prevot and Pinsky were all re-elected along with the election of Mr. Julius Goldfinger to the Board at the special meeting of stockholders held on December 17, 2003. All directors will serve for one year or until the next annual meeting of the Company's shareholders and until a successor is elected and has qualified.

                     Name                      Age                                 Position
           -------------------------         --------         ---------------------------------------------------
           Norman A. Gardner                   61             CEO, President and Chairman of the Board of
                                                              Directors
           Ed Bell                             54             Director of Research & Development
           Joel A. Pinsky*                     67             Director
           Michael J. Prevot                   47             Vice President of Sales and a Director
           Julius Goldfinger                   74             Director

* Mr. Pinsky resigned from the Board on December 23, 2003 due to professional liability insurance considerations by his law firm; however, he will remain on the Company's Board of Advisors and will represent the Company as International Legal Counsel.

NORMAN A. GARDNER

Norman A. Gardner has been the President of the Company since inception on November 11, 1999. From 1974 to 1985 Mr. Gardner served as President of Polymark Management, Ltd., a Canadian public relations firm. In 1982, Mr. Gardner founded NoCopi Technologies, Inc. of West Conshohocken, PA, a publicly traded company. He served as President and Chief Executive Officer of NoCopi from 1985 until 1997, and as chairman of its board until March 1998. Mr. Gardner received his B.A. in English from McGill University in 1963.

ED BELL

Mr. Bell has been the Company's Director of Research & Development since 2000. From 1989 to 1999, Mr. Bell was Vice President of Olde Philadelphia Mint. In 1999, Mr. Bell formed Educational Computer Company which consults with Coin Mechanisms Inc. and Kilmartin Industries Inc. Mr. Bell holds over a dozen patents in the fields of fluidics, mechanics and electronics.

JOEL A. PINSKY

Mr. Pinsky has been International Legal Counsel of the Company since October 2001. Mr. Pinsky is a founding partner with the law firm of Gross, Pinsky and has practiced his profession in Montreal, Canada on a full-time basis for over 40 years. He received his B.A. degree from McGill University in 1957, his B.C.L. degree from McGill University in 1960 and his B.Com degree from Concordia University in 1961.

MICHAEL J. PREVOT

Michael Prevot has been the Vice President of Sales of the Company since inception. From 1985 to 1999, Mr. Prevot served as President of Vista Security Papers, a San Francisco based company that sells security products. Mr. Prevot studied business at the College of San Mateo in San Mateo, California from 1974 to 1975, and at Skyline College in San Bruno, California from 1975 to 1976. Mr. Prevot dedicates 10 to 20 percent of his time performing his tasks for the Company. These tasks include approaching potential clients and arranging for sales meetings and presentations.

JULIUS GOLDFINGER

Mr. Goldfinger has more than 40 years of experience in venture capital investing, corporate finance, securities analysis and portfolio management, including structuring, restructuring and financing of mergers and acquisitions for small to medium-sized companies. In addition to Mr. Goldfinger's financial experience, he currently serves as Chairman and CEO of Milestone Musical Memories, Inc., a start-up music company. From February 1974 to January 1981, Mr. Goldfinger was in charge of The Venture Capital Group at the Bankers Trust Company where he was responsible for the restructuring, refinancing and eventual sale, merger or liquidation of the entire venture capital portfolio, consisting of holdings in more than 60 companies, of the Bankers Trust Company, completed in 1981.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and ten percent or greater stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, we believe that during fiscal year 2003 our directors, officers and ten percent or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our Board of Directors in the near future.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2003 and 2002, to the Company's chief executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2003 and 2002 and no bonuses were awarded during fiscal 2003 and 2002.

                                                                Other      Restricted   Securities              All
                                                                Annual       Stock     Underlying    LTIP      Other
      Name and                                                 Compen-      Award(s)   Options/SAR  Payouts   Compen-
 Principal Position        Year  Salary ($)     Bonus ($)     sation ($)       ($)         ($)        ($)     sation ($)
----------------------     ----- ----------     ---------    -----------   ----------  -----------  -------  -----------
Norman A. Gardner (1)      2003   $128,750              -    $21,400 (2)            -            -        -           -
President & CEO            2002    105,000              -     15,600 (2)            -            -        -           -


Michael Prevot             2003          -              -          -                -            -        -           -
Vice President of          2002          -              -          -                -            -        -           -
Sales, Director


Ed Bell                    2003          -              -          -                -            -        -           -
Director of Research       2002          -              -          -                -            -        -           -
& Development


Joel A. Pinsky (3)         2003          -              -          -                -            -        -           -
Director                   2002          -              -          -                -            -        -           -


Julius Goldfinger          2003          -              -          -                -            -        -           -
Director                   2002          -              -          -                -            -        -           -

(1) The Company currently has a five-year employment agreement in place with its President and CEO, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which the Company's net income (before taxes) exceeds $350,000. Also, the Board has granted an option to Mr. Gardner to purchase up to 2,000,000 shares of the Company's Common Stock at an option price equal to the last sale price at which the Company shares were sold on the date of the grant. The option vests as follows: on December 31, 2003, Mr. Gardner was be able to purchase up to 500,000 shares subject to the option; after one year from the effective date of the employment agreement, Mr. Gardner will be able to purchase up to 250,000 additional shares subject to the option; after two years, Mr. Gardner will be able to purchase up to 250,000 additional shares subject to the option; after three years, Mr. Gardner will be able to purchase up to 500,000 additional shares subject to the option; and after four years, Mr. Gardner will be able to purchase the balance of 500,000 shares subject to the option.

(2)  Company car, insurance, repairs and expenses.

(3)  Mr. Pinsky resigned as a director on December 23, 2003.

All of the grants of stock options set forth in the table below are options to purchase shares of Common Stock and were approved by the Board of Directors on December 17, 2003. Other than services rendered to us, we have not and will not receive any consideration for the grant of the stock options listed in the table.

                                                       Shares Subject        Exercise Price        Vesting
                   Name and Position                  to Stock Options         Per Share            Terms
        -------------------------------------------   ------------------     ----------------     -----------
        Norman A. Gardner, President & CEO                   2,000,000           $ 0.20          5 years
        Michael J. Prevot, Vice President of Sales             250,000             0.20          5 years
        Executive officers and other key
         personnel as a group                                5,420,815             0.12 (1)      5 years (1)
        Nonemployee directors as a group                       500,000             0.20 (1)      5 years (1)

     (1) The exercise price per share for each of the groups is the weighted average exercise price of the stock options contemplated to be granted to the members of the group. The vesting terms differ among certain members of each group and have been summarized generally for this presentation.

Compensation of Directors

Each director, with the exception of Norman A. Gardner (see table above for a description of Mr. Gardner's compensation), receives a one-time option grant to purchase 250,000 shares of the Company's Common Stock at the per share market price in effect on the grant date. Messrs. Pinsky, Prevot and Goldfinger were each granted options to purchase 250,000 shares of Common Stock at the market price on December 17, 2003.

Report on Repricing of Options

Pursuant to his initial employment agreement with the Company, Mr. Gardner was granted options to purchase a total of 500,000 shares of Common Stock, consisting of an option to purchase 250,000 shares at $0.17 per share and another option to purchase an additional 250,000 shares at $0.35 per share.

In an effort to reduce the number of authorized shares of Common Stock reserved for issuance pursuant to the exercise of outstanding options, the Company cancelled Mr. Gardner's option to purchase 250,000 shares at $0.35 per share (the "Gardner Option") and executed and delivered replacement options to Mr. Gardner not exercisable until the later of January 1, 2004 or such time as our stockholders approve an amendment to our Articles of Incorporation increasing the number of authorized shares of Common Stock. In consideration of Mr. Gardner's agreement to cancel his rights under the Gardner Option, the Company issued a new option to Mr. Gardner with a reduced exercise price of $0.28 per share. At the special meeting of stockholders held on December 17, 2003, an amendment to our Articles of Incorporation was approved to increase the number of authorized shares.


ITEM 11.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of December 31, 2003, by
(i) each director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

                                                                 Shares Beneficially Owned
                                                               -------------------------------
                      Name (and Address of 5%                    Shares             Percentage
                         Beneficial Owner)                        Held              Owned (1)
              -----------------------------------------        ----------           ----------
              Pacific Continental Securities
              Nominees Limited
              111 Cannon Street
              London EC4N5AR, England                          18,159,903             43.25%

              Californian Securities S.A.                       4,576,736             10.90%
              Edificio Bilbao Plaza, Suite 418
              Avenida Bilbao
              Panama City, Republic of Panama

              Norman A. Gardner                                 3,650,000 (2)          8.69%
              837 Lindy Lane
              Bala Cynwyd, PA 19004

              Michael J. Prevot                                   356,500 (4)          0.85%

              Joel A. Pinsky                                      250,000 (4)          0.60%

              Ed Bell                                              45,010              0.11%

              Julius Goldfinger                                   280,000 (4)          0.67%

              Howard Goldberg                                   1,697,565 (3)          4.04%

              Directors and Officers as a Group                 6,279,075 (5)         14.95%

          (1) Percentage of ownership is based on 41,990,506 shares of Common Stock issued and outstanding as of December 31, 2003.
          (2) Includes 1,000,000 shares issuable upon the exercise of stock options.
          (3) Includes 1,447,565 shares issuable upon the exercise of stock options exercisable within 60 days.
          (4) Includes 250,000 shares issuable upon the exercise of a stock option exercisable within 60 days.
              within 60 days.
          (5) Includes 3,197,565 shares issuable upon the exercise of a stock option exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                            future issuance under
                                   Number of securities to        Weighted -average           equity compensation
                                 be issued upon exercise of       exercise price of             plans (excluding
                                    outstanding options,         outstanding options,       securities reflected in
                                    warrants and rights          warrants and rights              column (a))
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                        5,920,815 (1)                   .13                         12,079,185
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved by
security holders                        4,419,632                       .28                            --
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total
------------------------------- ---------------------------- ---------------------------- ----------------------------

         (1) The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

On December 23, 2001, the Company purchased the assets of EDS Marketing, Inc. for 2,000,000 shares of restricted stock. Prior to the transaction, the Company had no relationship with that Company or with management of that Company. As a result of the acquisition, three former employees of EDS Marketing, Inc. became management employees of the Company. These people are Ed Fishman, the Company's Vice Chairman of the Board of Directors, Steven Meistrich, the Company's Executive Vice President and a Director, and Douglas Wise, the Company's Vice President of Sales and Marketing. In addition to becoming employees of the Company, pursuant to the transaction each of these three persons received 500,000 of the total 2,000,000 shares used to purchase the assets of EDS Marketing, Inc. Ed Fishman, Steven Meistrich, Douglas Wise, and Howard Goldberg cancelled 250,000 of their Common Shares in 2002, lowering the Company's then issued and outstanding Common Shares by 1,000,000 shares.

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

Certain Business Relationships

There have been no other material transactions, series of similar transactions, or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than the one listed in the Transactions with Management and Others section, above.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed herewith).

3.2 Amended and Restated Bylaws of the Company dated December 17, 2003 (filed herewith).

10.1 Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed herewith).

10.2 Engagement Agreement by and between the Company and Howard Goldberg dated October 8, 2003 (filed herewith).

10.3 Engagement Agreement by and between the Company and Harvey Goldberg dated October 29, 2003 (filed herewith).

10.4 License Agreement by and between The Bud Jones Company, Inc. and Bourgogne et Grasset and the Company dated October 15, 2001 (filed herewith).

10.5 Marketing and Supply Agreement between Translucent Technologies, LLC and the Company dated October 2002 (filed herewith).

10.6 License Agreement regarding the use of the Company's technology with plastic playing cards between the Company and CoPAG U.S.A. Inc. dated November 1, 2003 (filed herewith).

10.7 Advertising and Promotions Agreement, dated June 17, 2003 by and between the Company and GMR Marketing, Inc. (filed with the Company's Quarterly Report on Form 10-QSB on November 14, 2003 and incorporated herein by reference).

10.8 Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company (filed with the Company's Quarterly Report on Form 10-QSB on November 14, 2003 and incorporated herein by reference).

10.9 Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed with the Company's Quarterly Report on Form 10-QSB on August 14, 2003 and incorporated herein by reference).

10.10 Bridge Loan Commitment Letter, dated May 2, 2003 from LaRoch Limited to the Company (filed with the Company's Quarterly Report on Form 10-QSB on August 14, 2003 and incorporated herein by reference).

10.11 Demand Promissory Note dated May 2, 2003 from the Company, as Maker, to LaRoch Limited, as Payee (filed with the Company's Quarterly Report on Form 10-QSB on August 14, 2003 and incorporated herein by reference).

10.12 Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S. A., dated October 15, 2003 (filed with the Company's Quarterly Report on Form 10-QSB on November 14, 2003 and incorporated herein by reference).

10.13    License Agreement by and between NoCopi Technologies, Inc. and
         LL Security Products, Inc. dated September 20, 2001 (filed herewith).

10.14 License Agreement regarding the use of the Company's technology with paper playing cards between the Company and CoPAG U.S.A. Inc. dated November 1, 2003 (filed herewith).

17.1 Director resignation letter from Joel A. Pinsky, dated December 23, 2003 (filed herewith).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1 LaserLock Technologies, Inc. 2003 Stock Option Plan adopted on December 19, 2003 (filed herewith).


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of October 10, 2002, the Company has retained the public accounting firm of Cogen Sklar, LLP, whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform its annual audit for inclusion in its report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.


Audit Fees

During fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $31,000. During Fiscal 2002, the aggregate fees billed for professional services rendered by Larson, Allen, Weishair & Co., LLP, our former principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $16,000.

Audit-Related Fees

During fiscal 2003 and 2002, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $4,225. During fiscal 2002, the aggregate fees billed for professional services rendered by Larson, Allen, Weishair & Co., LLP, our former principal accountant, for tax compliance, tax advice and tax planning was approximately $4,000.

All Other Fees

During fiscal 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above. During fiscal 2002, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not presently have an audit committee. All of the services listed above were approved by Norman A. Gardner, our Chief Executive Officer.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                           DECEMBER 31, 2003 AND 2002

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)








                                 C O N T E N T S
                                 ---------------


                                                                     PAGE
                                                                 -------------


INDEPENDENT AUDITORS' REPORT                                         F-1


CONSOLIDATED BALANCE SHEETS                                          F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3


CONSOLIDATED STATEMENTS OF CHANGES IN
 STOCKHOLDERS' EQUITY                                                F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-5 to F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7 to F-19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in Note 2 to the financial statements. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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




                                                          /s/ COGEN SKLAR, LLP
                                                          ----------------------
                                                          COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
February 24, 2004





                                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 2003 AND 2002

                                                                               2003                    2002
                                                                            -----------             -----------
                 ASSETS

Current Assets
   Cash and cash equivalents                                                $   810,264             $   122,593
   Receivables                                                                      994                  27,358
   Prepaid expenses                                                              10,197                  11,250
                                                                            -----------             -----------

   Total Current Assets                                                         821,455                 161,201
                                                                            -----------             -----------

Property and Equipment
   Capital equipment                                                              6,297                   9,445
   Less accumulated depreciation                                                  3,275                   1,889
                                                                            -----------             -----------
                                                                                  3,022                   7,556
                                                                            -----------             -----------

Other Assets
   Intangible assets, net of accumulated amortization of
     $229,000 and $114,383 as of December 31, 2003
     and 2002                                                                         -                 114,617
   Patent costs, net of accumulated amortization of
     $3,587 and $1,022 as of December 31, 2003
     and 2002                                                                    53,097                  23,376
                                                                            -----------             -----------
                                                                                 53,097                 137,993
                                                                            -----------             -----------

   TOTAL ASSETS                                                             $   877,574             $   306,750
                                                                            ===========             ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                    $   104,994             $    36,736
   Deferred revenue                                                              12,500                       -
                                                                            -----------             -----------

   Total Current Liabilities                                                    117,494                  36,736


       STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
   authorized, no shares issued and outstanding                                       -                       -
Common Stock, $.001 par value; 250,000,000 shares
   authorized, 41,990,506 shares outstanding at
   December 31, 2003, and 19,334,742 shares
   outstanding at December 31, 2002                                              41,990                  19,335
Additional paid-in capital                                                    4,495,204               2,920,673
Deficit accumulated during the development stage                             (3,777,114)             (2,669,994)
                                                                            -----------             -----------
                                                                                760,080                 270,014
                                                                            -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   877,574             $   306,750
                                                                            ===========             ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                  AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003


                                                          Cumulative          Year Ended        Year Ended
                                                             Since           December 31,      December 31,
                                                           Inception            2003              2002
                                                          -----------        -----------       ------------
REVENUES
   Sales                                                  $    69,605        $    23,488       $     39,522
   Royalties                                                  130,618             38,633             86,777
                                                          -----------        -----------       ------------
          Total revenues                                      200,223             62,121            126,299
                                                          -----------        -----------       ------------

COSTS AND EXPENSES
   Research and development                                   469,855             93,977            141,748
   Patent costs                                                50,989                  -                  -
   Legal and accounting                                       424,424            172,891             67,753
   Sales and marketing                                      1,867,667            528,431            583,339
   General and administrative                               1,352,509            350,839            385,990
                                                          -----------        -----------       ------------
          Total costs and expenses                          4,165,444          1,146,138          1,178,830
                                                          -----------        -----------       ------------

LOSS BEFORE OTHER INCOME                                   (3,965,221)        (1,084,017)        (1,052,531)

OTHER INCOME (EXPENSE)
   Interest income                                             47,655              1,445              1,778
   Interest expense                                           (29,270)           (29,270)                 -
   Gain on disposition of assets                                4,722              4,722                  -
                                                          -----------        -----------       ------------
                                                               23,107            (23,103)             1,778
                                                          -----------        -----------       ------------

LOSS BEFORE INCOME TAX BENEFIT                             (3,942,114)        (1,107,120)        (1,050,753)

INCOME TAX BENEFIT (PROVISION)                                165,000                  -           (145,000)
                                                          -----------        -----------       ------------

NET LOSS                                                  $(3,777,114)       $(1,107,120)      $ (1,195,753)
                                                          ===========        ===========       ============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                                              $     (0.04)      $      (0.06)
                                                                             ===========       ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                                  28,156,475         18,361,695
                                                                             ===========       ============



        The accompanying notes are an integral part of these
                       consolidated financial statements.





                                            LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                 Common Stock
                                                                            ----------------------                   Additional
                                                                             Number of                  Consulting    Paid-In
                                                                               Shares       Amount         Fees       Capital
                                                                            -----------    -------       --------    ----------
Issuance of initial 4,278,000 shares on November 10, 1999                     4,278,000    $ 4,278       $      -    $   16,595
Issuance of shares of common stock in exchange for services                   1,232,000      1,232              -        35,728
Issuance of shares of common stock                                            2,090,000      2,090              -        60,610
Stock issuance costs                                                                  -          -              -       (13,690)
Net loss                                                                              -          -              -             -
                                                                            -----------    -------       --------    ----------
Balance, December 31, 1999                                                    7,600,000      7,600              -        99,243

Issuance of shares of common stock                                            5,449,999      5,450              -       921,050
Issuance of shares of common stock in exchange for services                     240,000        240        (40,800)       40,560
Stock issuance costs                                                                  -          -              -       (16,335)
Fair value of non-employee stock options grants                                       -          -              -        50,350
Amortization of deferred consulting fees                                              -          -         20,117             -
Net loss                                                                              -          -              -             -
                                                                            -----------    -------       --------    ----------
Balance, December 31, 2000                                                   13,289,999     13,290        (20,683)    1,094,868

Issuance of shares of common stock                                              217,500        218              -        77,723
Issuance of shares of common stock and stock options for
acquisition of subsidiary                                                     2,000,000      2,000              -       736,000
Issuance of stock options                                                             -          -              -        15,000
Exercise of options                                                           1,450,368      1,450              -       230,609
Fair value of non-employee stock options                                              -          -              -       323,250
Amortization of deferred consulting fees                                              -          -         20,683             -
Net loss                                                                              -          -              -             -
                                                                            -----------    -------       --------    ----------
Balance, December 31, 2001                                                   16,957,867     16,958              -     2,477,450

Issuance of shares of common stock                                            3,376,875      3,377              -       687,223
Fair value of non-employee stock options                                              -          -              -        94,000
Salary due to shareholder contributed to capital                                      -          -              -        15,000
Return of shares of common stock related to purchase
price adjustment                                                             (1,000,000)    (1,000)             -      (353,000)
Net loss                                                                              -          -              -             -
                                                                            -----------    -------       --------    ----------
Balance, December 31, 2002                                                   19,334,742     19,335              -     2,920,673

Issuance of shares of common stock                                           22,512,764     22,512              -     1,387,109
Fair value of non-employee stock options                                              -          -              -       213,300
Issuance of shares of common stock for services                                 143,000        143              -        23,857
Stock issuance costs                                                                  -          -              -       (49,735)
Net loss                                                                              -          -              -             -
                                                                            -----------    -------       --------    ----------
Balance, December 31, 2003                                                   41,990,506    $41,990       $      -    $4,495,204
                                                                            ===========    =======       ========    ==========

                               [RESTUBBED TABLE]

                                                                            Accumulated
                                                                            During the
                                                                            Development
                                                                               Stage             Total
                                                                            -----------      -----------
Issuance of initial 4,278,000 shares on November 10, 1999                   $         -      $    20,873
Issuance of shares of common stock in exchange for services                           -           36,960
Issuance of shares of common stock                                                    -           62,700
Stock issuance costs                                                                  -          (13,690)
Net loss                                                                        (54,113)         (54,113)
                                                                            -----------      -----------

Balance, December 31, 1999                                                      (54,113)          52,730

Issuance of shares of common stock                                                    -          926,500
Issuance of shares of common stock in exchange for services                           -                -
Stock issuance costs                                                                  -          (16,335)
Fair value of non-employee stock options grants                                       -           50,350
Amortization of deferred consulting fees                                              -           20,117
Net loss                                                                       (367,829)        (367,829)
                                                                            -----------      -----------

Balance, December 31, 2000                                                     (421,942)         665,533

Issuance of shares of common stock                                                    -           77,941
Issuance of shares of common stock and stock options for
acquisition of subsidiary                                                             -          738,000
Issuance of stock options                                                             -           15,000
Exercise of options                                                                   -          232,059
Fair value of non-employee stock options                                              -          323,250
Amortization of deferred consulting fees                                              -           20,683
Net loss                                                                     (1,052,299)      (1,052,299)
                                                                            -----------      -----------

Balance, December 31, 2001                                                   (1,474,241)       1,020,167

Issuance of shares of common stock                                                    -          690,600
Fair value of non-employee stock options                                              -           94,000
Salary due to shareholder contributed to capital                                      -           15,000
Return of shares of common stock related to purchase
price adjustment                                                                      -         (354,000)
Net loss                                                                     (1,195,753)      (1,195,753)
                                                                            -----------      -----------

Balance, December 31, 2002                                                   (2,669,994)         270,014

Issuance of shares of common stock                                                    -        1,409,621
Fair value of non-employee stock options                                              -          213,300
Issuance of shares of common stock for services                                       -           24,000
Stock issuance costs                                                                  -          (49,735)
Net loss                                                                     (1,107,120)      (1,107,120)
                                                                            -----------      -----------

Balance, December 31, 2003                                                  $(3,777,114)     $   760,080
                                                                            ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                     LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                        Cumulative        Year Ended        Year Ended
                                                                          Since          December 31,      December 31,
                                                                        Inception           2003              2002
                                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(3,777,114)      $(1,107,120)      $(1,195,753)
  Adjustments to reconcile net loss to net cash
   flows used in operating activities
     Fair value of options issued in exchange for services                 680,900           213,300            94,000
     Salary due to stockholder contributed to capital                       15,000                 -            15,000
     Amortization and depreciation                                         411,993           119,700           278,988
     Gain on disposition of assets                                          (4,722)           (4,722)                -
     Stock issued in exchange for services                                  60,960            24,000                 -
     Financing expenses paid directly from stock proceeds                    5,270             5,270                 -
     Amortization of deferred consulting fees                               40,800                 -                 -
     (Increase) decrease in assets
          Receivables                                                         (994)           26,364           (21,765)
          Prepaid expenses                                                 (10,197)            1,053            15,000
     Increase (decrease) in liabilities
          Accounts payable and accrued expenses                            104,995            68,258            17,424
          Deferred revenue                                                  12,500            12,500           (21,042)
                                                                       -----------       -----------       -----------

  Net cash used in operating activities                                 (2,460,609)         (641,397)         (818,148)
                                                                       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital equipment                                             (9,445)                -            (9,445)
  Purchase of intangibles                                                  (20,000)                -                 -
  Purchase of patent costs                                                 (56,684)          (32,286)          (24,398)
  Proceeds from sale of assets                                               6,737             6,737                 -
  Repayment of notes receivable                                                  -                 -            15,000
                                                                       -----------       -----------       -----------

  Net cash used in investing activities                                    (79,392)          (25,549)          (18,843)
                                                                       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 3,132,966         1,354,352           690,600
  Proceeds from exercise of stock options                                  232,059                 -                 -
  Proceeds from issuance of stock options                                   15,000                 -                 -
  Proceeds from short-term borrowings                                       50,000            50,000                 -
  Stock issuance costs                                                     (79,760)          (49,735)                -
                                                                       -----------       -----------       -----------

  Net cash provided by financing activities                              3,350,265         1,354,617           690,600
                                                                       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          810,264           687,671          (146,391)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                             -           122,593           268,984
                                                                       -----------       -----------       -----------

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                         $   810,264       $   810,264       $   122,593
                                                                       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                              LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003


                                                           Cumulative       Year Ended        Year Ended
                                                             Since         December 31,       December 31,
                                                           Inception           2003              2002
                                                           ---------       ------------        ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Return of shares of common stock related to
   purchase price adjustment
    Common stock                                           $  (1,000)      $          -        $  (1,000)
    Additional paid-in capital                              (353,000)                 -         (353,000)
                                                           ---------       ------------        ---------

    Intangible assets                                      $(354,000)      $          -        $(354,000)
                                                           =========       ============        =========

  Issuance of common stock and stock options
   for acquisition of subsidiary                           $ 738,000       $          -        $       -
                                                           =========       ============        =========


  Common stock sales proceeds applied
   to debt and financing expenses repayment                $  55,270       $     55,270        $       -
                                                           =========       ============        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.













                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The Company is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. Since inception, substantially all of the efforts of the Company have been developing technologies for the prevention of product and document counterfeiting. The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property, plant and equipment. The Company anticipates establishing markets for its technologies in North America and Europe.

Principle of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its wholly-owned subsidiaries, LL Security Products, Inc. and EDS Marketing, Inc. All inter-company transactions have been eliminated in consolidation.

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

Comprehensive Income
--------------------
The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables and accounts payable. The carrying values of cash, receivables and accounts payable approximate fair value because of their short maturities.

Concentration of Credit Risk Involving Cash
-------------------------------------------
At December 31, 2003, the Company has deposits with a financial institution which exceed Federal Depository Insurance limits. This financial institution has a strong credit rating and management believes that credit risk related to these deposits is minimal.

Cash and Cash Equivalents
-------------------------
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Property and Equipment
----------------------
Capital equipment is stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years.





                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002






NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)
----------------------------------
Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2003 and 2002 was $2,519 and $1,899.

Patents
-------
Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2003 and 2002 was $2,565 and $1,022.

Revenue Recognition
-------------------
The Company recognizes revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.

Income Taxes
------------
The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
--------------
The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2003 and 2002, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Research and Development Costs
------------------------------
Research and development costs are expensed when incurred. Total amount expensed for the years ending December 31, 2003 and 2002 was $75,227 and $141,748, respectively.

Intangibles
-----------
Effective January 1, 2002, the Company adopted SFAS No. 141, "Accounting for Business Combinations" ("SFAS 141") and SFAS Statement No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 141 apply to business combination transactions that occur after June 30, 2001. Implementation of SFAS 141 has not effected the consolidated financial statements of the Company. The provisions of SFAS 142, implemented effective January 1, 2002, eliminated goodwill amortization and provides for standards on testing the impairment of goodwill and other intangible assets at least annually. The adoption of this standard has had no effect on the Company's consolidated financial statements.



                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recoverability of Long-Lived Assets
-----------------------------------
Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operation.

Recently Issued Accounting Principles
-------------------------------------
In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148 for the 2003 fiscal year. Adoption of this statement has affected the location of the Company's disclosure in the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

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

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB N. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.




                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in the development stage at December 31, 2003. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company has entered into an agreement with an equity firm to raise additional capital. However, there can be no assurances that the Company will be able to secure additional equity investment.







                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 3 - INCOME TAXES

Under the provisions of SFAS No. 109, "Accounting for Income Taxes," an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company's consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

Deferred tax liabilities would arise principally from intangible assets in the consolidated financial statements as compared to the tax treatment of such costs (these assets have no tax basis).

At December 31, 2003, the Company has a net operating loss ("NOL") that approximates $2,612,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:


                                                         2003          2002
                                                       ---------     ---------

              Current                                  $       -     $       -
              Deferred                                   323,000       307,000
              Change in valuation allowance             (323,000)     (452,000)
                                                       ---------     ---------

                                                       $       -     $(145,000)
                                                       =========     =========







                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 3 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions.

                                                            2003                              2002
                                                 ----------------------------        ------------------------
                                                   Amount          Percentage          Amount      Percentage
                                                 ---------         ----------        ---------     ----------
U.S. federal income tax benefit at
 Federal statutory rate                          $(387,000)               (35)       $(418,000)           (35)
State tax, net of federal tax effect               (71,000)                (6)         (77,000)            (7)
Non-deductible excess purchase price                     -                  -           53,000              5
Non-deductible options                              88,000                  8           33,000              3
Non-deductible amortization                         47,000                  4           97,000              8
Non-deductible salary consolidated                       -                  -            5,000              -
Change in valuation allowance                      323,000                 29          452,000             38
                                                 ---------         ----------        ---------     ----------
                                                 $       -         $        -        $ 145,000             12
                                                 =========         ==========        =========     ==========

The primary components of the Company's 2003 and 2002 deferred tax assets, liabilities and the related valuation allowance are as follows:

                                                                             2003         2002
                                                                          ----------    ---------
              Deferred tax asset for NOL carry forwards                   $1,082,000    $ 759,000
              Deferred tax liability for intangibles                        (160,000)    (160,000)
              Valuation allowance                                           (922,000)    (599,000)
                                                                          ----------    ---------
                                                                          $        -    $       -
                                                                          ==========    =========

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 4 - COMMON STOCK

On December 17, 2003, the stockholders approved an amendment to the Company's articles of incorporation to increase the authorized numbers of shares of common stock from 40,000,000 shares to 250,000,000 shares and to increase the authorized number of shares of preferred stock from 10,000,000 shares to 75,000,000 shares.

During 2003, the Company sold 22,512,764 shares of its common stock for a total of $1,409,621 in connection with a private placement with investors located outside the United States, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. During 2003, the Company issued 143,000 shares of its common stock for services valued at $24,000.








                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5 - STOCK OPTION PLAN

During 1999, the Board of Directors ("Board") of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with the approval of the stockholders, superceded this plan and created the 2003 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company's employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options ("Non-Statutory Stock Options").

The Plan is administered by a committee of the Board of Directors ("Stock Option Committee") which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock for which an employee may exercise Incentive Stock Options under all plans of the company shall not exceed $1,000,000 per calendar year. If any employee shall have the right to exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Statutory Stock Options, including prices, duration, transferability and limitations on exercise.

Incentive stock option transactions for employees during 2003 and 2002 were as follows:

                                                                                    Exercise Price
                                                     Option           Vested           Per Common
                                                      Shares          Shares           Share Range
                                                    ---------       ---------        --------------
        Balance, December 31, 2001                    525,000         525,000        $0.17 to $0.28
        Granted/vested during the year                      -               -                     -
        Exercised during the year                           -               -                     -
                                                    ---------       ---------        --------------
        Balance, December 31, 2002                    525,000         525,000        $0.17 to $0.28
        Granted/vested during the year              2,250,000         750,000                  0.20
        Exercised during the year                           -               -                     -
                                                    ---------       ---------        --------------
        Balance, December 31, 2003                  2,775,000       1,275,000        $0.17 to $0.28
                                                    =========       =========        ==============










                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5 - STOCK OPTION PLAN (Continued)

Information with respect to incentive stock options outstanding and incentive stock options exercisable at December 31, 2003 is as follows:

                                    Incentive Stock Options Outstanding
                           -----------------------------------------------------------------------------------------
                                                                                                  Weighted Average
                               Number Outstanding                                                 Exercise Price of
         Range of             Currently Exercisable           Weighted Average Remaining         Options Currently
      Exercise Prices         at December 31, 2003                Contractual Life                  Exercisable
    -------------------    ---------------------------    ---------------------------------    ---------------------
      $0.17 to $0.28                 1,275,000                       4.17 years                        $0.22

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No.
123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2003 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2003 the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 5% and expected option life of five years. There were no employee stock options issued during 2002.

                                                                 December 31,
                                                                     2003
                                                                  ----------

         Net loss:
         As reported                                              $1,107,120
         Pro froma                                                $1,181,820

         Net loss per common share basic and diluted:
         As reported                                              $     0.04
         Pro forma                                                $     0.04








                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5 - STOCK OPTION PLAN (Continued)

In addition to options granted to employees under the Plan, the Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided.

Non-statutory stock option transactions for non-employees during 2003 and 2002 were as follows:

                                                                                Exercise Price
                                                   Option          Vested         Per Common
                                                   Shares          Shares         Share Range
                                                 ---------       ---------      --------------
       Balance, December 31, 2001                3,309,632       1,309,632      $0.16 to $0.35
       Granted/vested during the year              585,000       1,060,000      $0.40 to $0.75
       Exercised during the year                         -               -                   -
                                                 ---------       ---------      --------------

       Balance, December 31, 2002                3,894,632       2,369,632      $0.16 to $0.75
       Granted/vested during the year            3,670,815       3,145,953      $0.07 to $0.39
       Exercised during the year                         -               -                   -
                                                 ---------       ---------      --------------

       Balance, December 31, 2003                7,565,447       5,515,585      $0.07 to $0.39
                                                 =========       =========      ==============

Total expense recognized by the Company during 2003 and 2002 for non-statutory stock options granted during the years was $200,800 and $94,000. The 2003 and 2002 fair value amounts of the non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield for 2003 and 2002, expected volatility of 60% for 2003 and 2002, risk free interest rate of return of approximately 5% and expected option life of two to ten years for 2003 and 2002.

Information with respect to non-statutory stock options outstanding and exercisable at December 31, 2003 is as follows:

                                    Non-Employee Options Outstanding
                           ---------------------------------------------------------------------------------------
                                                                                               Weighted Average
                             Number Outstanding                                                Exercise Price of
        Range of            Currently Exercisable           Weighted Average Remaining         Options Currently
     Exercise Prices         at December 31, 2003               Contractual Life                  Exercisable
    ------------------     -------------------------    ---------------------------------    ---------------------
      $0.07 to $0.47              5,515,585                        3.60 years                        $0.23

Effective October 15, 2003, the Company replaced 2,000,000 options originally issued upon the acquisition of EDS Marketing, Inc. in December 2001 and 250,000 options originally issued to the president of the Company pursuant to an employment agreement dated September 24, 2001. The new options extend the exercise period until December 31, 2004 and reduce the exercise price from $0.35 to $0.28 per share. The new options are fully exercisable on January 1, 2004. The issuance of the replacement options were accounted for as a variable stock option plan and resulted in the recognition of additional expense in 2003 of $12,500.




                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 5 - STOCK OPTION PLAN (Continued)

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted are contingent upon the gross amount of product sales during each of four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services," which generally will be at the end of each reporting date when the amount of the product sales is known. As of December 31, 2003, the contingencies of this contract have not been met and no options have been granted.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leased its sales office located in Los Angeles, California from a company owned by officers and minority stockholders of LaserLock. This office was closed during February 2003. The Company incurred expenses associated with the Los Angeles, California office of $-0- and $170,000 for 2003 and 2002.

On November 5, 2003, the Company entered into a five-year employment agreement with its President. The agreement provides for annual compensation of $150,000 for the first two years of the agreement and $180,000 for each year thereafter and payment of certain fringe benefits, including use of an automobile. Additionally, the agreement provides for the issuance of Incentive Stock Options to purchase 2,000,000 shares of common stock at $0.20 per share. The options vest as follows: 500,000 shares on December 31, 2003; 250,000 shares on November 5, 2004 and 2005 and 500,000 shares on November 5, 2006 and 2007.

The Company maintains its office at the home of its President. No formal lease agreement exists and no rent expense has been incurred.

During 2003 and 2002, the Company paid approximately $-0- and $7,000 to one of its minority stockholders for general legal services.


NOTE 7 - COMMITMENTS

Office Lease
------------
The Company leased office space in Los Angeles, California (Note 6.) The current lease expired in February 2003. The lease was not renewed and the office was closed in February 2003.

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




                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 8 - LICENSING AGREEMENT

In October 2001, the Company entered into a licensing agreement with a company located in the United States and a company located in France (together the "Licensees" which grants each Licensee the non-exclusive rights to use the company's technology to market, promote, sell, manufacture and have manufactured non-exclusive products or components of non-exclusive products in the licensee's territory. The Licensee's territory is the world.

In consideration of the rights granted to the Licensee under the agreement, the Licensee agrees to pay to the Company royalties in accordance with the agreement. The minimum, annual royalty fee of $25,000 shall be paid by the Licensee to the company by way of four quarterly payments of $6,250. The Company received $25,000 in 2003 and 2002. The agreement is for one year and may be automatically renewed from year to year by the Licensee. The license was renewed in October 2003.

NOTE 9 - PATENTS

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

NOTE 10 - ACQUISITIONS

EDS Marketing, Inc.
-------------------
On December 31, 2001 the Company acquired 100% of EDS Marketing, Inc.'s ("EDS") common stock for $20,000, 2,000,000 shares of its common stock and options to purchase 2,000,000 shares of its common stock. The value of the 2,000,000 shares of common stock was $708,000 and the value of the options to purchase 2,000,000 shares of common stock was $30,000. The total consideration for the common stock of EDS was $758,000.

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






                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 10 - ACQUISITIONS (Continued)

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

Management originally assigned the purchase price to the intangible assets and lives to the intangible assets as follows:

                                                         Value           Life
                                                        --------       ---------

              Employment contracts                      $100,000       24 months
              Four marketing agreements                  300,000       24 months
              Slot machine tickets agreement             358,000       36 months
                                                        --------

                                                        $758,000
                                                        ========

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

On November 1, 2002, one million shares of the original two million shares issued in the EDS acquisition were returned to the Company as the result of a purchase price adjustment. The returned shares were canceled upon receipt. The shares were valued at the original price per share at the time of acquisition ($0.35 per share) and the carrying value of the intangible assets was reduced by $354,000, leaving a carrying value of $114,617, which was amortized over the following 13 months. The reduction in the purchase price of $354,000 resulted in a deferred tax expense of $145,000 and a credit to operations for the year ended December 31, 2002.

Amortization expense totaled $114,617 in 2003 and $276,078 in 2002.





                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 11 - SUBSEQUENT EVENTS

In January 2004, in conjunction with two consulting agreements, the Company granted options to acquire 250,000 shares of common stock at an exercise price of $0.07 per share and 500,000 shares at an exercise price of $0.20 per share. The options to acquire 500,000 shares vested immediately and expire in ten years. The options to acquire 250,000 shares vest in six monthly installments beginning in January 2004 and expire in ten years. In addition, the Company extended the expiration of options previously issued to acquire 500,000 shares from December 31, 2004 to December 31, 2008.




















