Form 10QSB
period 2004-03-31
LASERLOCK TECHNOLOGIES INC
filed 2004-05-17
CIK 1104038

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

                          Commission File No. 0-31927

                          LASERLOCK TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                                        23-3023677
---------------------------------------------               -------------------
(State or other jurisdiction of Incorporation                  (IRS Employer
or Organization)                                            Identification No.)

                      837 Lindy Lane, Bala Cynwyd, PA 19004
                    ----------------------------------------
                    (Address of Principal Executive offices)

                                 (610) 668-1952
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                  Outstanding at March 31, 2004
--------------------------                        -----------------------------
Common Stock, no par value                                 41,990,506

Transitional Small Business Disclosure Form (check one):

                              Yes  X       No
                                  ---         ---

                          LASERLOCK TECHNOLOGIES, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Unaudited Consolidated Balance Sheets
           at March 31, 2004 and December 31, 2003                            1

        Unaudited Consolidated Statement of Operations for the
           three months ended March 31, 2004 and 2003                         2

        Unaudited Consolidated Statement of Changes in Stockholders' Equity
           for the three months ended March 31, 2004                          3

        Unaudited Consolidated Statements of Cash Flows
           for the three months ended March 31, 2004 and 2003                4-5

        Notes to Unaudited Consolidated Financial Statements                 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                         8-10

Item 3. Controls and Procedures                                              11

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                    12

Item 2. Changes in Securities and Use of Proceeds                            12

Item 6. Exhibits and Reports on Form 8-K                                     12

Signatures                                                                   13

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31,        December 31
                                                            2004              2003
                                                         -----------       -----------
        ASSETS
Current Assets
     Cash and cash equivalents                           $   525,219       $   810,264
     Receivables                                              13,528               994
     Inventory                                                36,483                --
     Prepaid expenses                                          9,230            10,197
                                                         -----------       -----------

     Total Current Assets                                    584,460           821,455
                                                         -----------       -----------
Property and Equipment
     Capital equipment                                        10,052             6,297
     Less accumulated depreciation                             3,711             3,275
                                                         -----------       -----------
                                                               6,341             3,022
                                                         -----------       -----------
Patent costs, net of accumulated amortization of
   $4,420 as of March 31, 2004 and $3,587 as of
   December 31, 2003                                          52,264            53,097
                                                         -----------       -----------

     TOTAL ASSETS                                        $   643,065       $   877,574
                                                         ===========       ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses               $   136,808       $   104,994
     Deferred revenue                                          8,750            12,500
                                                         -----------       -----------

     Total Current Liabilities                               145,558           117,494

        STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
     authorized, no shares issued and outstanding                  -                 -
Common Stock, $.001 par value; 250,000,000 shares
     authorized, 41,990,506 shares outstanding at
     March 31, 2004 and December 31, 2003                     41,990            41,990
Additional paid-in capital                                 4,699,504         4,495,204
Deficit accumulated during the development stage          (4,243,987)       (3,777,114)
                                                         -----------       -----------
                                                             497,507           760,080
                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   643,065       $   877,574
                                                         ===========       ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                           Three Months      Three Months
                                                          Cumulative          Ended             Ended
                                                            Since           March 31,         March 31,
                                                          Inception           2004               2003
                                                         -----------       -----------       -----------
REVENUES
   Sales                                                 $    84,065       $    14,460       $     9,230
   Royalties                                                 146,039            15,421            14,764
                                                         -----------       -----------       -----------
        Total revenues                                       230,104            29,881            23,994
                                                         -----------       -----------       -----------
COSTS AND EXPENSES
   Research and development                                  561,386            91,531            12,572
   Patent costs                                               50,989                 -                 -
   Legal and accounting                                      517,123            92,699             9,900
   Sales and marketing
     (including stock options of $187,500 for 2004)        2,139,084           252,317            48,059
   General and administrative                              1,394,320            60,911            72,520
                                                         -----------       -----------       -----------
        Total costs and expenses                           4,662,902           497,458           143,051
                                                         -----------       -----------       -----------

LOSS BEFORE OTHER INCOME                                  (4,432,798)         (467,577)         (119,057)

OTHER INCOME (EXPENSE)
   Gain on disposition of assets                               4,722                 -                 -
   Interest income                                            48,359               704                43
   Interest expense                                          (29,270)                -                 -
                                                         -----------       -----------       -----------
LOSS BEFORE INCOME TAX BENEFIT                            (4,408,987)         (466,873)         (119,014)

INCOME TAX BENEFIT                                           165,000                 -                 -
                                                         -----------       -----------       -----------
NET LOSS                                                 $(4,243,987)      $  (466,873)      $  (119,014)
                                                         ===========       ===========       ===========
BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                                41,990,506        19,334,742
                                                                           ===========       ===========
BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                                            $     (0.01)      $     (0.01)
                                                                           ===========       ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                       Common Stock
                                                                              -------------------------------
                                                                                Number of                             Consulting
                                                                                 Shares              Amount              Fees
                                                                              -----------         -----------         -----------

Issuance of initial 4,278,000 shares on November 10, 1999                       4,278,000         $     4,278         $         -
Issuance of shares of common stock in exchange for services                     1,232,000               1,232                   -
Issuance of shares of common stock                                              2,090,000               2,090                   -
Stock issuance costs                                                                    -                   -                   -
Net loss                                                                                -                   -                   -
                                                                              -----------         -----------         -----------

Balance, December 31, 1999                                                      7,600,000               7,600                   -

Issuance of shares of common stock                                              5,449,999               5,450                   -
Issuance of shares of common stock in exchange for services                       240,000                 240             (40,800)
Stock issuance costs                                                                    -                   -                   -
Fair value of non-employee stock options grants                                         -                   -                   -
Amortization of deferred consulting fees                                                -                   -              20,117
Net loss                                                                                -                   -                   -
                                                                              -----------         -----------         -----------

Balance, December 31, 2000                                                     13,289,999              13,290             (20,683)

Issuance of shares of common stock                                                217,500                 218                   -
Issuance of shares of common stock and stock options for acquisition of
    subsidiary                                                                  2,000,000               2,000                   -
Issuance of stock options                                                               -                   -                   -
Exercise of options                                                             1,450,368               1,450                   -
Fair value of non-employee stock options                                                -                   -                   -
Amortization of deferred consulting fees                                                -                   -              20,683
Net loss                                                                                -                   -                   -
                                                                              -----------         -----------         -----------

Balance, December 31, 2001                                                     16,957,867              16,958                   -

Issuance of shares of common stock                                              3,376,875               3,377                   -
Fair value of non-employee stock options                                                -                   -                   -
Salary due to shareholder contributed to capital                                        -                   -                   -
Return of shares of common stock related to purchase price adjustment          (1,000,000)             (1,000)                  -
Net loss                                                                                -                   -                   -
                                                                              -----------         -----------         -----------

Balance, December 31, 2002                                                     19,334,742              19,335                   -

Issuance of shares of common stock                                             22,512,764              22,512                   -
Fair value of non-employee stock options                                                -                   -                   -
Issuance of shares of common stock for services                                   143,000                 143                   -
Stock issuance costs                                                                    -                   -                   -
Net loss                                                                                -                   -                   -
                                                                              -----------         -----------         -----------

Balance, December 31, 2003                                                     41,990,506              41,990                   -

Fair value of non-employee stock options                                                -                   -                   -
Net loss for the three month period ending March 31, 2004                               -                   -                   -
                                                                              -----------         -----------         -----------

Balance March 31, 2004                                                         41,990,506         $    41,990         $         -
                                                                              ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

[RESTUBBED TABLE]

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                                  Accumulated
                                                                               Additional          During the
                                                                                 Paid-In           Development
                                                                                 Capital              Stage               Total
                                                                               -----------         -----------         -----------

Issuance of initial 4,278,000 shares on November 10, 1999                      $    16,595         $         -         $    20,873
Issuance of shares of common stock in exchange for services                         35,728                   -              36,960
Issuance of shares of common stock                                                  60,610                   -              62,700
Stock issuance costs                                                               (13,690)                  -             (13,690)
Net loss                                                                                 -             (54,113)            (54,113)
                                                                               -----------         -----------         -----------

Balance, December 31, 1999                                                          99,243             (54,113)             52,730

Issuance of shares of common stock                                                 921,050                   -             926,500
Issuance of shares of common stock in exchange for services                         40,560                   -                   -
Stock issuance costs                                                               (16,335)                  -             (16,335)
Fair value of non-employee stock options grants                                     50,350                   -              50,350
Amortization of deferred consulting fees                                                 -                   -              20,117
Net loss                                                                                 -            (367,829)           (367,829)
                                                                               -----------         -----------         -----------

Balance, December 31, 2000                                                       1,094,868            (421,942)            665,533

Issuance of shares of common stock                                                  77,723                   -              77,941
Issuance of shares of common stock and stock options for acquisition of
    subsidiary                                                                     736,000                   -             738,000
Issuance of stock options                                                           15,000                   -              15,000
Exercise of options                                                                230,609                   -             232,059
Fair value of non-employee stock options                                           323,250                   -             323,250
Amortization of deferred consulting fees                                                 -                   -              20,683
Net loss                                                                                 -          (1,052,299)         (1,052,299)
                                                                               -----------         -----------         -----------

Balance, December 31, 2001                                                       2,477,450          (1,474,241)          1,020,167

Issuance of shares of common stock                                                 687,223                   -             690,600
Fair value of non-employee stock options                                            94,000                   -              94,000
Salary due to shareholder contributed to capital                                    15,000                   -              15,000
Return of shares of common stock related to purchase price adjustment             (353,000)                  -            (354,000)
Net loss                                                                                 -          (1,195,753)         (1,195,753)
                                                                               -----------         -----------         -----------

Balance, December 31, 2002                                                       2,920,673          (2,669,994)            270,014

Issuance of shares of common stock                                               1,387,109                   -           1,409,621
Fair value of non-employee stock options                                           213,300                   -             213,300
Issuance of shares of common stock for services                                     23,857                   -              24,000
Stock issuance costs                                                               (49,735)                  -             (49,735)
Net loss                                                                                 -          (1,107,120)         (1,107,120)
                                                                               -----------         -----------         -----------

Balance, December 31, 2003                                                       4,495,204          (3,777,114)            760,080

Fair value of non-employee stock options                                           204,300                   -             204,300
Net loss for the three month period ending March 31, 2004                                -            (466,873)           (466,873)
                                                                               -----------         -----------         -----------

Balance March 31, 2004                                                         $ 4,699,504         $(4,243,987)        $   497,507
                                                                               ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                      Three Months     Three Months
                                                                     Cumulative          Ended             Ended
                                                                       Since           March 31,         March 31,
                                                                     Inception            2004              2003
                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(4,243,987)      $  (466,873)      $  (119,014)
     Adjustments to reconcile net loss to net cash
       flows used in operating activities
         Fair value of options issued in exchange for services          885,200           204,300                 -
         Salary due to stockholder contributed to capital                15,000                 -                 -
         Amortization and depreciation                                  413,262             1,269            29,835
         Gain on disposition of assets                                   (4,722)                -                 -
         Stock issued in exchange for services                           60,960                 -                 -
         Financing expenses paid directly from stock proceeds             5,270                 -                 -
         Amortization of deferred consulting fees                        40,800                 -                 -
         (Increase) decrease in assets
              Receivables                                               (13,528)          (12,534)            2,687
              Inventory                                                 (36,483)          (36,483)                -
              Prepaid expenses                                           (9,230)              967             3,750
         Increase (decrease) in liabilities
              Accounts payable and accrued expenses                     136,809            31,814           (14,765)
              Deferred revenue                                            8,750            (3,750)                -
                                                                    -----------       -----------       -----------

     Net cash used in operating activities                           (2,741,899)         (281,290)          (97,507)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital equipment                                      (13,200)           (3,755)                -
     Purchase of intangibles                                            (20,000)                -                 -
     Purchase of patent costs                                           (56,684)                -            (4,499)
     Proceeds from sale of assets                                         6,737                 -                 -
                                                                    -----------       -----------       -----------

     Net cash used in investing activities                              (83,147)           (3,755)           (4,499)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                           3,132,966                 -                 -
     Proceeds from exercise of stock options                            232,059                 -                 -
     Proceeds from issuance of stock options                             15,000                 -                 -
     Proceeds from short-term borrowings                                 50,000                 -                 -
     Stock issuance costs                                               (79,760)                -                 -
                                                                    -----------       -----------       -----------

     Net cash provided by financing activities                        3,350,265                 -                 -
                                                                    -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     525,219          (285,045)         (102,006)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                        -           810,264           122,593
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                                    $   525,219       $   525,219       $    20,587
                                                                    ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                      Three Months     Three Months
                                                                     Cumulative          Ended             Ended
                                                                       Since           March 31,         March 31,
                                                                     Inception            2004              2003
                                                                    -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Return of shares of common stock related to
       purchase price adjustment

         Common stock                                               $    (1,000)                        $         -
         Additional paid-in capital                                    (353,000)                                  -
                                                                    -----------       -----------       -----------

         Intangible assets                                          $  (354,000)                        $         -
                                                                    ===========       ===========       ===========
     Issuance of common stock and stock options
        for acquisition of subsidiary                               $   738,000                         $         -
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

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
----------------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements
-----------------------------------------
The Company has adopted the disclosure requirements of SFAS 148 for the 2003 fiscal year. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method used on reported results. Adoption of this statement has affected the location of the Company's disclosure in the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact on its financial statements.

The following recently issued accounting pronouncements are currently not applicable to the Company:

In January 2003, subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - An Interpretation of AARB No. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires those instruments be classified as liabilities on the balance sheet. Previously, many of those financial statements were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the three months ending March 31, 2004, there were no additional capitalized patent costs incurred. Amortization expense for patents for the three months ended March 31, 2004 and 2003 totaled $833 and $425.


NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2004 and 2003 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 5 - STOCK OPTIONS

In January 2004, in conjunction with three consulting agreements, the Company granted options to acquire 250,000 shares of common stock at an exercise price of $0.07 per share and 500,000 shares at an exercise price of $0.20 per share and options to purchase 3,056,662 shares (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 500,000 shares vested immediately and expire in ten years. The options to acquire 250,000 shares vest in six monthly installments beginning in January 2004 and expire in ten years. The 3,056,662 options are exercisable 10 years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting every quarter's end thereafter until fully vested. 184,000 options vested in the quarters ended March 31, 2004. In addition, in January 2004, the Company extended the expiration of options previously issued to acquire 500,000 shares from December 31, 2004 to December 31, 2008.


NOTE 6 - RELATED PARTIES

The Company maintains its office at the home of its President. No formal lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $3,125 for the three months ended March 31, 2004.

                          LASERLOCK TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following Management's Discussion and Analysis should be read in conjunction with our unaudited financial statements for the three month period ended March 31, 2004 included herein and our audited Financial Statements and Notes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Beginning in early 2003 the Company began to refocus its goals and alter its business plans. Initially, the plan was to primarily market anti-counterfeiting solutions to general industry and government. In 2003, the Company restructured its management team and refocused its short and long-term goals.

Currently, the Company offers security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. The Company has licensed to these companies its technology and receives royalty payments, and sells to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate the Company's technology into the products they sell to the gaming industry. By of the end of fiscal year 2003, the Company had signed agreements to provide technology for the protection of playing cards, dice, casino chips and slot tickets from fraud with Burgoyne et Grasset, Bud Jones and CoPAG U.S.A. Inc.

In addition, the Company has made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay(TM) system of IGT. The Company signed an agreement with GMR Marketing Inc., an advertising agency, in 2003 that was assumed by Ambient Planet, Ltd., a media and marketing company, in February 2004. Although no sales of advertising have been consummated, the Company continues to pursue such sales in an effort to generate revenue from this contract.

The Company continues to develop technology and apply for patents to protect that technology. In 2003, the Company was granted its second patent in the U.S. The Company has two additional patent applications pending for anti-counterfeiting solutions. The Company continues to file for protection of its patent portfolio in foreign jurisdictions.

                          LASERLOCK TECHNOLOGIES, INC.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

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

As a result of its limited operating history, it does not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended March 31, 2004, the Company had sales and royalties revenues of $29,881, as compared to Sales and Royalties revenues of $23,994 for the three months ending March 31, 2003, as a result of increased sales.

The Company's research and development costs aggregated approximately $91,531 for the three months ended March 31, 2004 as compared to $12,572 for the three months ended March 31, 2003, an increase of $78,959. This increase results from additional research and development activity and application engineering work and includes $16,500 of non-cash items related to the issuance of stock options. The remaining increase represents cash fees paid under the agreement.

The Company's legal and accounting costs aggregated approximately $92,699 for the three months ended March 31, 2004 as compared to $9,900 for the three months ended March 31, 2003, representing an increase of $82,799. This increase relates primarily to outside counsel expenses for preparing various SEC documents, a proxy statement for a special meeting of stockholders, and increased reporting requirements set forth by the Sarbanes-Oxley Act and cost associated with the filing requirements under the Exchange Act.

The Company's sales and marketing costs aggregated $252,317 for the three months ended March 31, 2004 as compared to $48,059 for the three months ended March 31, 2003, representing an increase of $204,258. This increase relates to consulting and marketing services agreements associated with expanded sales and marketing agreements and related value of options granted in connection with these agreements. The value assigned to the stock options was $187,500. The balance of the cost increase relates to increased sales and marketing activity during the quarter.

The Company's general and administrative costs aggregated $60,911 for the three months ended March 31, 2004 as compared to $72,520 for the three months ended March 31, 2003, representing a decrease of $11,609. The reduction in general and administrative expenses for 2004 and 2003 relates to amortization of intangibles in 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its cash balance position by $285,045 from a cash balance at December 31, 2003 of $810,264 to $525,219 at March 31, 2004. Working capital at March 31, 2004 was $438,902, representing a decrease in working capital of $265,059 from December 31, 2003. This decrease relates principally to the net loss for the three months ended March 31, 2004 of $466,873 less $204,300 of non-cash items recorded as expenses related to the issuance of stock options.

                          LASERLOCK TECHNOLOGIES, INC.

LaserLock's cash flow from operations has been and continues to be negative since its inception. The Company continues to attempt to solicit customers and expects to continue to expend monies in excess of its revenues during the current year.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the Company's existing products, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of the Company's products. In the event LaserLock's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), LaserLock could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring its products through to commercialization. LaserLock does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, LaserLock may be required to further delay, scale back, or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require it to surrender rights to certain of its technologies, product development projects, certain products or existing markets. Specifically, the Company may have to delay its anticipated marketing and delivery dates, or scale back its third-party production capabilities if it is unable to consummate sales, or to eliminate certain areas of further research and development. If adequate funds are not available, LaserLock's business, financial condition, and results of operations will be materially and adversely affected.

On March 10, 2004, the Company began seeking to raise up to approximately $2 million in capital through the issuance of 33 million additional shares of its common stock in transactions that are exempt from the registration requirements under the Securities Act of 1933, as amended. As of May 14, 2004, the Company had raised $180,000 through the issuance of 3 million shares in these transactions. While the Company's efforts continue, no assurance can be given that the Company will be successful in raising additional capital through these transactions.

The actual research and development and related activities of LaserLock may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of LaserLock's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The Company expects to expend between $50,000 and $75,000 in cash on its research and development program in the coming year and the Company's research and development plans to perform over the next year includes the application of its product to additional materials, as well as improving its existing products in conjunction with client feedback. The focus and direction of LaserLock's operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We note that the same individual serves as both the Chief Executive Officer and principal financial officer.

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

Item 2.  Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K

(A)      Exhibits

10.1 Regulation S Stock Purchase Agreement, dated March 10, 2004, by and between the Company and California Securities S.A.

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

                                               LaserLock Technologies, Inc.
                                               (Registrant)


Date: May 14, 2004                         By: /s/ Norman Gardner
                                               ------------------------
                                               Norman Gardner
                                               President and CEO