Form 10QSB
period 2004-06-30
LASERLOCK TECHNOLOGIES INC
filed 2004-08-16
CIK 1104038

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004	(610) 668-1952
(Address of Principal Executive Offices)	(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2004
Common Stock, no par value	60,590,506

Transitional Small Business Disclosure Form (check one):

Yes         No

LASERLOCK TECHNOLOGIES, INC.

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003

		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,196,428	$810,264
Receivables	6,296	994
Inventory	37,803	—
Prepaid expenses	11,215	10,197

Total Current Assets	1,251,742	821,455

Property and Equipment
Capital equipment	14,979	6,297
Less accumulated depreciation	4,404	3,275

	10,575	3,022

Patent costs, net of accumulated amortization of
$5,528 as of June 30, 2004 and $3,587 as of
December 31, 2003	60,481	53,097

TOTAL ASSETS	$1,322,798	$877,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,549	$104,994
Deferred revenue	5,000	12,500

Total Current Liabilities	116,549	117,494

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 175,000,000 shares
authorized, 60,590,506 and 41,990,506 shares outstanding at
June 30, 2004 and December 31, 2003	60,590	41,990
Additional paid-in capital	5,766,485	4,495,204
Deficit accumulated during the development stage	(4,620,826)	(3,777,114)

	1,206,249	760,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,322,798	$877,574

See accompanying notes to consolidated financial statements.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

	Cumulative Since Inception	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

REVENUES
Sales	$90,400	$6,335	$5,673	$20,795	$14,903
Royalties	156,687	10,648	7,104	26,069	21,868

Total revenues	247,087	16,983	12,777	46,864	36,771

COSTS AND EXPENSES
Research and development	666,900	105,514	36,816	197,045	49,388
Patent costs	50,989	—	—	—	—
Legal and accounting	531,885	14,762	10,950	107,461	20,850
Sales and marketing	2,294,345	155,261	26,179	407,578	74,238
General and administrative	1,513,278	118,958	82,271	179,869	154,791

Total costs and expenses	5,057,397	394,495	156,216	891,953	299,267

LOSS BEFORE OTHER INCOME	(4,810,310)	(377,512)	(143,439)	(845,089)	(262,496)

OTHER INCOME (EXPENSE)
Gain on disposition of assets	4,722	—	—	—	—
Interest income	49,032	673	5	1,377	48
Interest expense	(29,270)	—	(29,270)	—	(29,270)

LOSS BEFORE INCOME TAX BENEFIT	(4,785,826)	(376,839)	(172,704)	(843,712)	(291,718)

INCOME TAX BENEFIT	165,000	—	—	—	—

NET LOSS	$(4,620,826)	$(376,839)	$(172,704)	$(843,712)	$(291,718)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		50,462,814	19,741,033	46,226,660	19,539,009

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.02)	$(0.01)

See accompanying notes to consolidated financial statements.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

	Common Stock				Accumulated During the
				Additional
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$—	$16,595	$—	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	—	35,728	—	36,960
Issuance of shares of common stock	2,090,000	2,090	—	60,610	—	62,700
Stock issuance costs	—	—	—	(13,690)	—	(13,690)
Net loss	—	—	—	—	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	—	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	—	921,050	—	926,500
Issuance of shares of common stock in exchange for services	240,000	240	(40,800)	40,560	—	—
Stock issuance costs	—	—	—	(16,335)	—	(16,335)
Fair value of non-employee stock options grants	—	—	—	50,350	—	50,350
Amortization of deferred consulting fees	—	—	20,117	—	—	20,117
Net loss	—	—	—	—	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	—	77,723	—	77,941
Issuance of shares of common stock and stock options for acqusition of subsidiary	2,000,000	2,000	—	736,000	—	738,000
Issuance of stock options	—	—	—	15,000	—	15,000
Exercise of options	1,450,368	1,450	—	230,609	—	232,059
Fair value of non-employee stock options	—	—	—	323,250	—	323,250
Amortization of deferred consulting fees	—	—	20,683	—	—	20,683
Net loss	—	—	—	—	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	—	2,477,450	(1,474,241)	1,020,167

Issuance of shares of common stock	3,376,875	3,377	—	687,223	—	690,600
Fair value of non-employee stock options	—	—	—	94,000	—	94,000
Salary due to shareholder contributed to capital	—	—	—	15,000	—	15,000
Return of shares of common stock related to purchase price adjustment	(1,000,000)	(1,000)	—	(353,000)	—	(354,000)
Net loss	—	—	—	—	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	—	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	—	1,387,109	—	1,409,621
Fair value of non-employee stock options	—	—	—	213,300	—	213,300
Issuance of shares of common stock for services	143,000	143	—	23,857	—	24,000
Stock issuance costs	—	—	—	(49,735)	—	(49,735)
Net loss	—	—	—	—	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	—	4,495,204	(3,777,114)	760,080

Fair value of non-employee stock options	—	—	—	356,400	—	356,400
Issuance of shares of common stock	18,600,000	18,600	—	939,881	—	958,481
Stock issuance costs	—	—	—	(25,000)	—	(25,000)
Net loss for the six month period ending June 30, 2004	—	—	—	—	(843,712)	(843,712)

Balance, June 30, 2003	60,590,506	$60,590	$—	$5,766,485	$(4,620,826)	$1,206,249

See accompanying notes to consolidated financial statements.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

	Cumulative Since Inception	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,620,826)	$(843,712)	$(291,718)
Adjustments to reconcile net loss to net cash flows used in operating activities
Fair value of options issued in exchange for services	1,037,300	356,400	—
Salary due to stockholder contributed to capital	15,000	—	—
Amortization and depreciation	415,063	3,070	59,670
Gain on disposition of assets	(4,722)	—	—
Stock issued in exchange for services	60,960	—	24,000
Financing expenses paid directly from stock proceeds	5,270	—	5,270
Amortization of deferred consulting fees	40,800	—	—
(Increase) decrease in assets
Receivables	(6,296)	(5,302)	6,258
Inventory	(37,803)	(37,803)	—
Prepaid expenses	(11,215)	(1,018)	7,500
Increase (decrease) in liabilities
Accounts payable and accrued expenses	111,550	6,555	24,280
Deferred revenue	5,000	(7,500)	—

Net cash used in operating activities	(2,989,919)	(529,310)	(164,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(18,127)	(8,682)	—
Purchase of intangibles	(20,000)	—	—
Purchase of patent costs	(66,009)	(9,325)	(14,165)
Proceeds from sale of assets	6,737	—	—

Net cash used in investing activities	(97,399)	(18,007)	(14,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	958,481	115,922
Proceeds from exercise of stock options	232,059	—	—
Proceeds from issuance of stock options	15,000	—	—
Proceeds from short-term borrowings	50,000	—	50,000
Stock issuance costs	(104,760)	(25,000)	(33,061)

Net cash provided by financing activities	4,283,746	933,481	132,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,196,428	386,164	(46,044)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	810,264	122,593

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,196,428	$1,196,428	$76,549

See accompanying notes to consolidated financial statements.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004
(UNAUDITED)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2004	2003

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTINGAND FINANCING ACTIVITIES:
Return of shares of common stock related to purchase price adjustment
Common stock	$(1,000)	$—	$—
Additional paid-in capital	(353,000)	—	—

Intangible assets	$(354,000)	$—	$—

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$—	$—

Common stock sales proceeds applied to debt and financing expenses repayment	$55,270	$—	$55,270

See accompanying notes to consolidated financial statements.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements
The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 148 for fiscal 2003. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the “Summary of Significant Accounting Policies” of both annual and interim financial statements about the method used on reported results. Adoption of this statement has affected the location of certain of the Company’s disclosure in the consolidated financial statements, but will not impact the Company’s results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

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

The following recently issued accounting pronouncements are currently not applicable to the Company:

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – An Interpretation of AARB No. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. FIN 46 provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. The measurement provisions of SFAS No. 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of SFAS No. 150 did not affect the Company’s revenue recognition policies, nor the results of operations, financial position or cash flows.

Reclassifications
Certain reclassifications have been made to the financial statements related to prior periods to conform to the presentation to the financial statements related to the current period.

NOTE 2 – REALIZATION OF ASSETS

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

NOTE 3 – PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the six months ending June 30, 2004 and 2003, there was $9,325 and $14,165 of additional capitalized patent costs incurred. Amortization expense for patents was $1,107 and $1,941 for the three months and six months ended June 30, 2004 and $425 and $850 for the three months and six months ended June 30, 2003.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – INCOME TAXES

There is no income tax benefit for the losses for the three months and six months ended June 30, 2004 and 2003 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – COMMON STOCK

During the quarter ended June 30, 2004, the Company sold 14,500,000 shares of its common stock for a total of $687,481, net of offering costs of $25,000, in connection with a private placement with investors located outside the United States, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933.

Also during the quarter ended June 30, 2004, the Company sold 4,100,000 shares of its common stock for a total of $246,000 in connection with a private placement pursuant to an exemption from registration afforded by Regulation D of the Securities Act of 1933.

NOTE 6 – STOCK OPTIONS

In January 2004, in conjunction with three consulting agreements, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share, options to purchase 500,000 shares of common stock at an exercise price of $0.20 per share and options to purchase 3,056,662 shares of common stock (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 200,000 shares vested immediately and expire in ten years. The options to acquire 500,000 shares of common stock vested in six monthly installments beginning in January 2004 and expire in ten years. The 3,056,662 options are exercisable 10 years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting at the quarter's end of each subsequent quarter until fully vested. 366,800 of such 3,056,662 options vested in the two quarters ended June 30, 2004. In addition, in January 2004, the Company extended the date of expiration of options previously issued to acquire 500,000 shares of common stock from December 31, 2004 to December 31, 2008. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $118,700 and $313,000 for the three months and six months ended June 30, 2004.

In March 2004, in conjunction with a marketing contract, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.15 per share, vesting immediately and expiring in five years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $10,000 for the six months ended June 30, 2004.

In April 2004, in conjunction with consulting contracts, the Company granted options to purchase 1,700,000 shares of common stock and 800,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCK OPTIONS (Continued)

In April 2004, the Company granted, to an employee, options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the six months ended June 30, 2004. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and risk-free interest rate of 5% for the three and six months ended June 30, 2004. There were no options issued for the six months ended June 30, 2003.

		Three Months Ended	Six Months Ended
		June 30, 2003	June 30, 2004

Net loss	As reported	$(376,839)	$(843,712)
	Pro forma	$(410,239)	$(877,112)

Net loss per share	As reported	$(0.01)	$(0.02)
	Pro forma	$(0.01)	$(0.02)

NOTE 7 – RELATED PARTIES

The Company’s office is owned by its President and Chief Executive Officer. No lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $2,569 and $5,694 for the three months and six months ended June 30, 2004.

NOTE 8 – SUBSEQUENT EVENTS

On July 19, 2004, the Company granted options, to three consultants, to purchase 750,000 shares of common stock at an exercise price of $0.15 per share, vesting in six equal monthly installments commencing July 2004 and expiring ten years from date of vesting. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company will recognize a consulting expense of $47,950.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the six month period ended June 30, 2004 included herein and our audited financial statements and notes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Overview

We are a technology licensing Company which licenses our technology to both third parties who incorporate it into their products for resale to their customers, and also directly to end users who incorporate the technology into their products at their manufacturing facilities. We receive per unit royalties on volume usage of our technology and sell products incorporating such technologies. We intend to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

Beginning in early 2003, we began to refocus our goals and alter our business plans. Initially, the plan was to primarily market anti-counterfeiting solutions to general industry and government. In 2003, we restructured our management team and refocused our short and long-term goals.

Currently, we offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology and receive royalty payments, and sell to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By of the end of fiscal 2003, we had signed agreements to provide technology for the protection of playing cards, dice, casino chips and slot tickets from fraud with Burgoyne et Grasset, Bud Jones and CoPAG U.S.A. Inc.

In addition, we have made a commitment to sell advertising on the back of slot tickets in the cashless ticket in ticket out slot machines such as those using the EZ Pay™ system of IGT. We signed an agreement with GMR Marketing Inc., an advertising agency, in 2003 that was assumed by Ambient Planet, Ltd., a media and marketing company, in February 2004. Although no sales of advertising have been consummated, we continue to pursue such sales in an effort to generate revenue from this contract.

We continue to develop technology and apply for patents to protect that technology. In 2003, we were granted our second patent in the U.S. A third patent in the U.S. was granted in 2004. We have two additional patents pending for anti-counterfeiting solutions. We continue to file for protection of our patent portfolio in foreign jurisdictions.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.

We expect that in 2004 we will begin exploring the uses of our technologies in general industry and government. We, whenever possible, will use licenses and strategic partners that currently service those industries who will pay royalties and/or a share of the revenues/profits from their use of our technology.

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to fully implement our strategy, it might be necessary for us to raise additional capital. There can be no assurances that such capital will be available and, if available, or that we will be able to secure such capital on acceptable terms.

Results of Operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the current fiscal year due to our attempt to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended June 30, 2004, we had sales and royalties revenues of $16,983, as compared to Sales and Royalties revenues of $12,777 for the three months ending June 30, 2003, as a result of increased sales.

Our research and development costs aggregated approximately $105,514 for the three months ended June 30, 2004 as compared to $36,816 for the three months ended June 30, 2003, an increase of $68,698. This increase results from $85,300 of non-cash items related to the issuance of stock options.

Our legal and accounting costs aggregated approximately $14,762 for the three months ended June 30, 2004 as compared to $10,950 for the three months ended June 30, 2003, representing an increase of $3,812. This increase relates primarily to outside counsel expenses for preparing various SEC documents, and cost associated with the filing requirements under the Exchange Act.

Our sales and marketing costs aggregated $155,261 for the three months ended June 30, 2004 as compared to $26,179 for the three months ended June 30, 2003, representing an increase of $129,082. This increase relates to consulting and marketing services agreements associated with expanded sales and marketing agreements and related value of options granted in connection with these agreements. The value assigned to such stock options was $56,100. The balance of the cost increase relates to increased sales and marketing activity during the quarter.

Our general and administrative costs aggregated $118,958 for the three months ended June 30, 2004 as compared to $82,271 for the three months ended June 30, 2003, representing an increase of $36,687. The increase in general and administrative costs is mainly due to consulting service agreements entered into during late 2003 and 2004, increased costs associated with being a public company and the related value of options granted in connection with these contracts. The value assigned to such stock options during the three months ended June 30, 2004 was $10,700.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.

Results of Operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the current fiscal year due to our attempt to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the six months ended June 30, 2004, we had sales and royalties revenues of $46,864, as compared to Sales and Royalties revenues of $36,771 for the six months ending June 30, 2003, as a result of increased sales.

Our research and development costs aggregated approximately $197,045 for the six months ended June 30, 2004 as compared to $49,388 for the six months ended June 30, 2003, an increase of $147,657. This increase results from additional research and development activity and application engineering work and includes $101,800 of non-cash items related to the issuance of stock options.

Our legal and accounting costs aggregated approximately $107,461 for the six months ended June 30, 2004 as compared to $20,850 for the six months ended June 30, 2003, representing an increase of $86,611. This increase relates primarily to outside counsel expenses for preparing various SEC documents, a proxy statement for a special meeting of stockholders, increased reporting requirements set forth by the Sarbanes-Oxley Act and cost associated with the filing requirements under the Exchange Act.

Our sales and marketing costs aggregated $407,578 for the six months ended June 30, 2004 as compared to $74,238 for the six months ended June 30, 2003, representing an increase of $333,340. This increase relates to consulting and marketing services agreements associated with expanded sales and marketing agreements and related value of options granted in connection with these agreements. The value assigned to the stock options was $243,900. The balance of the cost increase relates to increased sales and marketing activity during the quarter.

Our general and administrative costs aggregated $179,869 for the six months ended June 30, 2004 as compared to $154,791 for the six months ended June 30, 2003, representing an increase of $25,078. The increase in general and administrative costs is mainly due to consulting service agreements entered into during late 2003 and 2004, increased costs associated with being a public company, and the related value of options granted in connection with these contracts. The value assigned to such stock options was $10,700.

Liquidity and Capital Resources

We increased our cash balance position by $386,164 from a cash balance at December 31, 2003 of $810,264 to $1,196,428 at June 30, 2004. Working capital at June 30, 2004 was $1,135,193, representing an increase in working capital of $431,232 from December 31, 2003. This increase relates principally to the proceeds from the issuance of common stock pursuant to offerings under Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended, reduced by the net loss for six months ended June 30, 2004 of $843,712 less $356,400 of non-cash items recorded as expenses related to the issuance of stock options.

Our cash flow from operations has been and continues to be negative since our inception. We continue to attempt to solicit customers and expect to continue to expend monies in excess of our revenues during the current year.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.

Liquidity and Capital Resources (Continued)

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing current and any future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, we may have to delay our anticipated marketing and delivery dates, or scale back our third-party production capabilities if we are unable to consummate sales, or to eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

On March 10, 2004, we began seeking to raise up to approximately $2 million in capital through the issuance of 20 million additional shares of our common stock in transactions that are exempt from the registration requirements under the Securities Act of 1933, as amended. As of June 30, 2004, we had raised $933,481 through the issuance of 18,600,000 shares of common stock in these transactions. At the present time, we have ceased our efforts to sell additional shares because we consider the price of our shares unsatisfactory for such efforts. In the future, there can be no assurance given that we will be successful in raising additional capital through similar transactions.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. We expect to expend between $100,000 and $200,000 in cash on our research and development program in the coming year. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

We have plans to increase the number of employees and/or independent contractors we employ at this time contingent upon our ability to have sufficient funds to achieve our goals. We intend to license or use third parties to manufacture all of our products, and do not believe that we will be making any plant or equipment purchases during the coming year.

Our current policy is to invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments or other investment-grade quality instruments.

There can be no assurance that we will be able to commercialize our technologies or that profitability will ever be achieved. We expect that our operating results will fluctuate significantly from year to year in the future and will depend on a number of factors, most of which are beyond our control.

Back to Contents

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

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is the subject that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

The following unregistered securities were issued by the Company during the period covered by this report:

	Dollar Amount of	Number of
Date	Securities Sold	Securities Sold	Title

4/15/04	$60,000	1,000,000	Common stock
4/28/04	120,000	2,000,000	Common stock
5/13/04	6,000	100,000	Common stock
6/18/04	60,000	1,000,000	Common stock

	$246,000	4,100,000

All of the securities described above were issued by the Company in private placement transactions, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions provided by Regulations D promulgated under the Securities Act. The securities described above were purchased by accredited investors as that term is defined under Regulation D. The total gross proceeds from the sale of the above-referenced securities was $246,000.

In addition, the following securities were sold by the Company:

	Dollar Amount of	Number of
Date	Securities Sold	Securities Sold	Title

6/18/04	$313,440	5,224,000	Common stock
6/18/04	399,040	9,276,000	Common stock

	$712,480	14,500,000

All of the securities described above were issued by the Company in private placement transactions, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions provided by Regulations S promulgated under the Securities Act. The securities described above were purchased by foreign investors. The total gross proceeds from the sale of the above-referenced securities was $712,480.

Back to Contents

LASERLOCK TECHNOLOGIES, INC.
PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

31.1	Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
–––––––––––––––
*	The same individual serves as the Company's Chief Executive Officer and principal financial officer.

(B)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc.

Date: August 13, 2004	By:	/s/ Norman Gardner
Norman Gardner
President and CEO