Form 10QSB
period 2004-09-30
LASERLOCK TECHNOLOGIES INC
filed 2004-11-15
CIK 1104038

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________
Commission File No. 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA				23-3023677
(State or other jurisdiction of Incorporation or Organization)				(IRS Employer Identification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004
(Address of Principal Executive Offices)

(610) 668-1952
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such

	Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class				Outstanding at September 30, 2004
Common Stock, no par value				60,590,506

Transitional Small Business Disclosure Form (check one):

	Yes	X	No

LASERLOCK TECHNOLOGIES, INC.

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Unaudited Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1

	Unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2004 and 2003	2

	Unaudited Consolidated Statement of Changes in Stockholders Equity for the nine months ended September 30, 2004	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4

	Notes to Unaudited Consolidated Financial Statements	5 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	9 - 12

Item 3.	Controls and Procedures	13

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		14

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$931,332	$810,264
Receivables	18,937	994
Inventory	25,701	—
Prepaid expenses	—	10,197

Total Current Assets	975,970	821,455

Property and Equipment
Capital equipment	18,743	6,297
Less accumulated depreciation	5,487	3,275
	13,256	3,022

Patent costs, net of accumulated amortization of $6,788 as of September 30, 2004 and $3,587 as of December 31, 2003	70,687	53,097

Total Assets	$1,059,913	$877,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$67,106	$104,994
Deferred revenue	1,250	12,500

Total Current Liabilities	68,356	117,494

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares authorized, no shares issued and outstanding		—

Common Stock, $.001 par value; 175,000,000 shares authorized, 60,590,506 shares outstanding at September 30, 2004 and 41,990,506 shares outstanding at December 31, 2003	60,590	41,990
Additional paid-in capital	5,893,885	4,495,204
Deficit accumulated during the development state	(4,962,918)	(3,777,114)
	991,557	760,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,059,913	$877,574

See accompanying notes to consolidated financial statements.

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Cumulative Since	September 30,	September 30,	September 30,	September 30,
	Inception	2004	2003	2004	2003

REVENUES
Sales	$124,952	$34,552	$8,608	$55,347	$23,511
Royalties	167,194	10,507	8,750	36,576	30,618
Total revenues	292,146	45,059	17,358	91,923	54,129

COSTS AND EXPENSES
Research and development	757,471	84,071	67,257	287,616	116,645
Patent costs	50,989	—	—	—	—
Legal and accounting	551,465	19,580	98,428	127,041	119,278
Sales and marketing	2,466,936	172,591	175,633	580,169	249,871
General and administrative	1,619,716	84,988	79,456	286,307	234,247
Total costs and expenses	5,446,577	361,230	420,774	1,281,133	720,041

LOSS BEFORE OTHER INCOME	(5,154,431)	(316,171)	(403,416)	(1,189,210)	(665,912)

OTHER INCOME (EXPENSE)
Gain (loss) on disposition of assets	4,722	—	(1,815)	—	(1,815)
Interest income	51,061	2,029	580	3,406	628
Interest expense	(29,270)	—	—	—	(29,270)
LOSS BEFORE INCOME TAX BENEFIT	(5,127,918)	(314,142)	(404,651)	(1,185,804)	(696,369)
INCOME TAX BENEFIT	165,000		—	—	—

NET LOSS	$(4,962,918)	$(314,142)	$(404,651)	$(1,185,804)	$(696,369)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		60,590,506	32,822,653	51,049,557	24,015,549
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to consolidated financial statements.

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

					Accumulated
	Common Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total
Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$—	$16,595	$—	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	—	35,728	—	36,960
Issuance of shares of common stock	2,090,000	2,090	—	60,610	—	62,700
Stock issuance costs	—	—	—	(13,690)	—	(13,690)
Net loss	—	—	—	—	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	—	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	—	921,050	—	926,500
Issuance of shares of common stock in exchange for services	240,000	240	(40,800)	40,560	—	—
Stock issuance costs	—	—	—	(16,335)	—	(16,335)
Fair value of non-employee stock options grants	—	—	—	50,350	—	50,350
Amortization of deferred consulting fees	—	—	20,117	—	—	20,117
Net loss	—	—	—	—	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	—	77,723	—	77,941
Issuance of shares of common stock and stock options for acqusition of subsidiary	2,000,000	2,000	—	736,000	—	738,000
Issuance of stock options	—	—	—	15,000	—	15,000
Exercise of options	1,450,368	1,450	—	230,609	—	232,059
Fair value of non-employee stock options	—	—	—	323,250	—	323,250
Amortization of deferred consulting fees	—	—	20,683	—	—	20,683
Net loss	—	—	—	—	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	—	2,477,450	(1,474,241)	1,020,167

Issuance of shares of common stock	3,376,875	3,377	—	687,223	—	690,600
Fair value of non-employee stock options	—	—	—	94,000	—	94,000
Salary due to shareholder contributed to capital	—	—	—	15,000	—	15,000
Return of shares of common stock related to purchase price adjustment	(1,000,000)	(1,000)	—	(353,000)	—	(354,000)
Net loss	—	—	—	—	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	—	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	—	1,387,109	—	1,409,621
Fair value of non-employee stock options	—	—	—	213,300	—	213,300
Issuance of shares of common stock for services	143,000	143	—	23,857	—	24,000
Stock issuance costs	—	—	—	(49,735)	—	(49,735)
Net loss	—	—	—	—	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	—	4,495,204	(3,777,114)	760,080

Fair value of non-employee stock options	—	—	—	483,800	—	483,800
Issuance of shares of common stock	18,600,000	18,600	—	939,881	—	958,481
Stock issuance costs	—	—	—	(25,000)	—	(25,000)
Net loss for the nine month period ended September 30, 2004	—	—	—	—	(1,185,804)	(1,185,804)

Balance, September 30, 2004	60,590,506	$60,590	$—	$5,893,885	$(4,962,918)	$991,557

See accompanying notes to consolidated financial statements.

LASERLOCK TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,962,918)	$(1,185,804)	$(696,369)
Adjustments to reconcile net loss to net cash
flows used in operating activities
Fair value of options issued in exchange for services	1,164,700	483,800	41,500
Amortization and depreciation	417,406	5,413	90,369
Loss (gain) on sale of fixed assets	(4,722)	—	1,815
Financing expenses paid directly from stock proceeds	5,270	—	5,270
Stock issued in exchange for services	60,960	—	24,000
Amortization of deferred consulting fees	40,800	—	—
Salary due to shareholder contributed to capital	15,000	—	—
Net changes in:
Receivables	(18,937)	(17,943)	(2,085)
Inventory	(25,701)	(25,701)	—
Prepaid expenses	—	10,197	11,250
Accounts payable and accrued expenses	67,107	(37,888)	78,320
Deferred revenue	1,250	(11,250)	—

Net cash used in operating activities	(3,239,785)	(779,176)	(445,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,891)	(12,446)	—
Purchase of intangibles	(20,000)	—	—
Purchase/capitalization of patent costs	(77,475)	(20,791)	(32,162)
Proceeds from sale of fixed assets	6,737	—	200

Net cash used in investing activities	(112,629)	(33,237)	(31,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	958,481	1,007,129
Proceeds from exercise of stock options	232,059	—	—
Proceeds from issuance of stock options	15,000	—	—
Proceeds from short-term borrowings	50,000	—	50,000
Stock issuance costs	(104,760)	(25,000)	(37,024)

Net cash provided by financing activities	4,283,746	933,481	1,020,105
NET INCREASE (DECREASE) IN CASH	931,332	121,068	542,213

CASH - BEGINNING OF PERIOD	—	810,264	122,593

CASH - END OF PERIOD	$931,332	$931,332	$664,806

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
Return of shares of common stock related to
purchase price adjustment
Common stock	$(1,000)	$—	$—
Additional paid-in capital	(353,000)	—	—
Intangible assets	$(354,000)	$—	$—

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$—	$—

Common stock sales proceeds applied to debt and
financing expenses repayment	$55,270	$—	$55,270

See accompanying notes to consolidated financial statements.

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements
The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 148 for fiscal 2003. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the “Summary of Significant Accounting Policies” of both annual and interim financial statements about the method used on reported results. Adoption of this statement has affected the location of certain of the Company’s disclosure in the consolidated financial statements, but will not impact the Company’s results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

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

The following recently issued accounting pronouncements are currently not applicable to the Company:

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities - An Interpretation of AARB No. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

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

-5-

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

Reclassifications
Certain reclassifications have been made to the financial statements related to prior periods to conform to the presentation in the financial statements related to the current period.

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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the nine months ending September 30, 2004, additional capitalized patent costs incurred amounted to $20,791. Amortization expense for patents for the three months and nine months ended September 30, 2004 totaled $1,259 and $3,201.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2004 and 2003 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - COMMON STOCK

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

NOTE 6 - STOCK OPTIONS

In January 2004, in conjunction with three consulting agreements, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share, options to purchase 500,000 shares of common stock at an exercise price of $0.20 per share and options to purchase 3,056,662 shares of common stock (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 200,000 shares of common stock vested immediately and expire in ten years from the date of grant. The options to acquire 500,000 shares of common stock vested in six monthly installments beginning in January 2004 and expire in ten years from the date of grant. The options to purchase 3,056,662 shares of common stock expire in ten years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting at the quarter's end of each subsequent quarter until fully vested. 550,199 of such 3,056,662 options vested in the three quarters ended September 30, 2004. In addition, in January 2004, the Company extended the date of expiration of options previously issued to acquire 500,000 shares of common stock from December 31, 2004 to December 31, 2008. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400 and $346,400 for the three months and nine months ended September 30, 2004.

In March 2004, in conjunction with a marketing contract, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.15 per share, vesting immediately and expiring in five years from the date of grant. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $10,000 for the nine months ended September 30, 2004.

In April 2004, in conjunction with consulting contracts, the Company granted options to purchase 1,700,000 shares of common stock and 800,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400 and $66,800 for the three months and nine months ended September 30, 2004.

LASERLOCK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCK OPTIONS (Continued)

On July 19, 2004, the Company granted to three consultants options to purchase an aggregate of 750,000 shares of common stock, 500,000 of which have an exercise price of $0.06 per share and 250,000 of which have an exercise price of $0.15 per share. All of such options to purchase 750,000 shares of common stock vested immediately and expire ten years from date of vesting. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $57,200.

In April 2004, the Company granted an employee options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued during the nine months ended September 30, 2004. Had compensation cost for the Company’s issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and risk-free interest rate of 5% for the three and nine months ended September 30, 2004. There were no options issued for the nine months ended September 30, 2003.

		Three Months Ended	Nine Months Ended
		September 30, 2004	September 30, 2004
Net loss	As reported	$(314,142)	$(1,185,804)
	Pro forma
		$(352,342)	$(1,262,204)

Net loss per share	As reported	$(0.01)	$(0.02)
	Pro forma	$(0.01)	$(0.02)

NOTE 7 - RELATED PARTIES

The Company’s office is owned by its President and Chief Executive Officer. No lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $5,082 and $8,487 for the three months and nine months ended September 30, 2004.

LASERLOCK TECHNOLOGIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the nine month period ended September 30, 2004 included herein and our audited financial statements and notes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

This discussion and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

We are a technology licensing Company which licenses our technology to both third parties who incorporate it into their products for resale to their customers, and also directly to end users who incorporate the technology into their products at their manufacturing facilities. We receive royalties on volume usage of our technology from third parties who sell products incorporating such technologies. We intend to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

Beginning in early 2003, we began to refocus our goals and alter our business plans. Initially, the plan was to primarily market anti-counterfeiting solutions to the gaming industry. In 2003, we restructured our management team and refocused our short and long-term goals.

We offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology and receive royalty payments, and sell to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By the end of fiscal 2003, we had signed agreements to provide technology for the protection of playing cards, dice, casino chips and slot tickets from fraud with Paul Son, Bud Jones and CoPAG U.S.A. Inc.

We have also made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd., a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. Although no advertising sales have been consummated, Ambient Planet has informed the Company that it is not unusual for a new advertising media, such as slot ticket, to take a long time to be implemented and that they remain optimistic about the potential for advertising sales.

LASERLOCK TECHNOLOGIES, INC.

Overview (Continued)

We continue to develop technology and apply for patents to protect that technology. In 2003, we were granted our second patent in the U.S. A third patent in the U.S. was granted in 2004. We have two additional patents pending for anti-counterfeiting solutions. We continue to file for protection of our patent portfolio in foreign jurisdictions.

We are currently exploring the uses of our technologies in general industry and government. We, whenever possible, will use licenses and strategic partners that currently service those industries who will pay royalties and/or a share of the revenues/profits from their use of our technology.

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to fully implement our strategy, it may be necessary for us to raise additional capital. There can be no assurances that such capital will be available and, if available, or that we will be able to secure such capital on acceptable terms.

Results of Operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the near future due to our attempts to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended September 30, 2004, we had sales and royalties revenues of $45,059, as compared to sales and royalties revenues of $17,358 for the three months ending September 30, 2003, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos.

Our research and development costs aggregated approximately $84,071 for the three months ended September 30, 2004 as compared to $67,257 for the three months ended September 30, 2003, an increase of $16,814. This results from work to develop new anti-counterfeiting technologies as well as attempts to refine our existing product line.

Our legal and accounting costs aggregated approximately $19,580 for the three months ended September 30, 2004 as compared to $98,428 for the three months ended September 30, 2003, representing a decrease of $78,848. This decrease relates primarily to expenses relating to a proxy statement for a special meeting of stockholders in the fourth quarter of 2003 and lower costs in 2004 period for preparing various SEC documents, and cost associated with the filing requirements under the Exchange Act.

Our sales and marketing costs aggregated $172,591 for the three months ended September 30, 2004 as compared to $175,633 for the three months ended September 30, 2003, representing a decrease of $3,042. Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2004 and 2003 stock options was $56,100 and $21,200, respectively, which are non cash expenses.

Our general and administrative costs aggregated $84,988 for the three months ended September 30, 2004 as compared to $79,456 for the three months ended September 30, 2003, representing an increase of $5,532. Included in general and administrative expenses is the value assigned to stock options during the three months ended September 30, 2004 of $51,100, which is a non cash expense.

-10-

LASERLOCK TECHNOLOGIES, INC.

Results of Operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the near future due to our attempts to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the nine months ended September 30, 2004, we had sales and royalties revenues of $91,923, as compared to sales and royalties revenues of $54,129 for the nine months ending September 30, 2003, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos.

Our research and development costs aggregated approximately $287,616 for the nine months ended September 30, 2004 as compared to $116,645 for the nine months ended September 30, 2003, an increase of $170,971. This results from work to develop new anti-counterfeiting technologies as well as attempts to refine our existing product line and includes $190,800 of non-cash items related to the issuance of stock options.

Our legal and accounting costs aggregated approximately $127,041 for the nine months ended September 30, 2004 as compared to $119,278 for the nine months ended September 30, 2003, representing an increase of $7,763.

Our sales and marketing costs aggregated $580,169 for the nine months ended September 30, 2004 as compared to $249,871 for the nine months ended September 30, 2003, representing an increase of $330,298. This increase relates to consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to the 2004 and 2003 stock options was $231,200 and $21,200, respectively, which are a non cash expenses. The balance of the cost increase relates to increased exposure of our product line to both national and international companies.

Our general and administrative costs aggregated $286,307 for the nine months ended September 30, 2004 as compared to $234,247 for the nine months ended September 30, 2003, representing an increase of $52,060. Included in general and administrative expenses is the value assigned to the 2004 stock options of $61,800, which is a non cash expense.

Liquidity and Capital Resources

We increased our cash balance position by $121,068, from a cash balance at December 31, 2003 of $810,264, to $932,332 at September 30, 2004. Working capital at September 30, 2004 was $907,614, representing an increase in working capital of $203,653 from December 31, 2003. This increase in cash and working capital relates principally to the proceeds from the issuance of common stock of $933,481 pursuant to Regulation D and Regulation S offerings, reduced by the cash portion of our net loss for nine months ended September 30, 2004.

Our cash flow from operations since inception has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year.

LASERLOCK TECHNOLOGIES, INC.

Liquidity and Capital Resources (Continued)

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

On March 10, 2004, we began seeking to raise up to approximately $2 million in capital through the issuance of additional shares of our common stock in transactions that are exempt from the registration requirements under the Securities Act of 1933, as amended. As of June 30, 2004, we had raised $933,481 through the issuance of 18,600,000 shares of common stock in these transactions. We have ceased our efforts to sell additional shares because we consider the price of our shares unsatisfactory for such efforts. In the future, there can be no assurance given that we will be successful in raising additional capital through similar transactions.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. We expect to expend approximately $100,000 in cash on our research and development program for the balance of the current year. We have not yet made plans for expenditures for fiscal 2005. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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
_________________
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

LASERLOCK TECHNOLOGIES, INC. (Registrant)

Date: November 12, 2004	By:	/s/ Norman Gardner

Norman Gardner President and CEO

-14-