Form 10KSB
period 2004-12-31
LASERLOCK TECHNOLOGIES INC
filed 2005-03-30
CIK 1104038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the Fiscal Year
                             Ended December 31, 2004


                          LASERLOCK TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    NEVADA                               23-3023677
---------------------------------------------        -------------------
(State or other jurisdiction of Incorporation          (IRS Employer
                or Organization)                     Identification No.)


                    837 Lindy Lane, Bala Cynwyd, PA        19004
              ----------------------------------------------------
              (Address of Principal Executive Officers) (Zip Code)


          Registrant's telephone number with area code: (610) 668-1952

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No __

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State Issuer's Revenues for its most recent fiscal year: $108,187. Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant, computed by reference to the average bid and asked price of such common equity as of January 31, 2005: $1,698,658.

Number of shares outstanding as of January 31, 2005: 60,590,506

Documents incorporated by reference:  No _X_

PART I.
ITEM 1        DESCRIPTION OF BUSINESS

ORGANIZATION AND CHARTER

LaserLock Technologies, Inc. (the "Company" or "LaserLock") is a corporation formed under the laws of Nevada on November 10, 1999. The Company's objective is to develop and market technologies that will allow for easy product and document authentication and prevent product and document counterfeiting. The initial amount of authorized capital stock was 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

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

BUSINESS OF THE COMPANY

BACKGROUND

One of the patents  used by LaserLock  Technologies,  Inc.  utilizes  technology developed by its founder, Norman A. Gardner, that seeks to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. This technology involves the utilization of an invisible ink which is compatible with today's printing machines. The invisible ink may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon Mr. Gardner's experience, the Company believes that the invisible ink technology may be incorporated into existing manufacturing processes.

In additional to its initial patent discussed above the Company has filed for four additional patents for technologies that can be used for or in conjunction with document and product authentication. Three of these patents have been issued.

Since September of 2001, the Company has held a four-year exclusive license in the casino and gambling industry from NoCopi Technologies, Inc., the former employer of Mr. Gardner. The four-year exclusive license allows the Company to utilize a patented technology called "Rub & Reveal." This technology utilizes an ink-activating system by means of ink changes to certain specified colors when the surface is rubbed. At the end of the four-year period, the Company has the option to renewal annually. The Company plans to develop and market its technologies in a variety of applications in the fields of product and document authentication and security. The Company believes that the technologies it owns or licenses will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of the Company's technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. Sales are intended to be made either through licensees or directly to end-users.

An industry in which the Company is pursuing commercial application of its technologies is the casino and gaming industry. The Company believes that its technologies are applicable to the industry in a variety of ways - from the detection of counterfeit dice, cards, and chips, to the verification of cashless tickets from slot machines for fraud.

The Company also intends to be involved in the advertising and promotion business as it pertains to the gaming industry. The Company has entered into an exclusive contract with an advertising agency (Ambient Planet, LTD) to sell advertising on slot tickets distributed as part of the IGT EZ Pay system and similar systems used on many casinos. Also, in conjunction with Ambient we are exploring the potential of selling advertising on lottery tickets.

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

The Company believes that its document authentication technologies are found to be useful to businesses desiring to authenticate a wide variety of printed materials and products. The Company's technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes (2) a rub technology that allows a certain code, message or emblem to be revealed when rubbed (3) an inkjet ink technology which allows invisible codes to be printed, and (4) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink which is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. LaserLock believes that its technologies are superior to the pen system technology because in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise, which generally leads to the disposal of the merchandise or its sale as a "second" rather than best-quality product, and in the case of its rubbed ink technology, no special tools are required to distinguish the counterfeit.

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

The Company has been focused on the widespread problem of counterfeiting in the gaming industry. The Company has incorporated its technology into traditional gaming accessories such as playing cards, chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs to identify CDs produced by those manufacturers. The Company believes that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

MARKETING

In developing our marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. The Company intends to generate revenues primarily by collecting license fees from manufacturers who incorporate the Company's technologies into their manufacturing processes and their products as well as the sale of inks, and in the case of cashless gaming systems and lottery tickets, via the right to sell advertising on the back of cashless gaming tickets or on lottery tickets.

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

The Company is utilizing the extensive contacts of its President, Norman A. Gardner, in the counterfeit prevention and detection and gaming industries in an effort to effectuate sales.

MANUFACTURING

The Company does not have manufacturing facilities. The Company acquires components from various suppliers which are manufactured to its specifications and reprocesses these components. The Company intends to subcontract the manufacturing of its ink technology to third-party manufacturers. Applications of the Company's technology are expected to be effected mainly through printing and coating of products with both visible and invisible ink. These inks will be custom manufactured for the Company by a third party. Because some of the processes that the Company intends to use in its applications are based on relatively common manufacturing techniques, there appears to be no technical or economic reason for the Company to invest its own capital in manufacturing facilities at this stage.

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

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible. Our current patent portfolio consists of four granted patents (one granted in 2002, two granted in 2004 and one granted in 2005) and one patent pending. Management believes that some of the patents that have been granted may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets.

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

For the period from inception at November 10, 1999 to December 31, 2004, the Company incurred costs of $780,470 on R&D. For the year ended December 31, 2004, the Company incurred costs of $310,615 (of which $187,400 represents costs associated with the granting of non employee stock options) on R&D. At the current time, the Company expects to spend in cash between $100,000 to $300,000 in R&D during the course of the 2005 fiscal year.

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

Other possible variations of the Company's technologies involve multiple color responses from a common laser, visible marks of one color that turn another color with a laser or other generally available light sources or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate documents and detect counterfeit products. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

The Company believes that the technology could also be used in a manner permitting manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

The Company has focused initially on the widespread problem of fraud in the gaming industry. Through certain initial agreements that the Company has with some large suppliers to the gaming industry, the Company's products will use ink that is incorporated into dice, chips, and playing cards. These products can be viewed with a laser to reveal the authenticity of the item. Additionally, the Company has reached an agreement to have its technology used on slot tickets in cashless gaming slot machines. In this scenario, the Company's Rub & Reveal technology or a combination thereof would be utilized to reveal the authenticity of a slot ticket prior to its redemption at the cashier.

COMPETITION

In the area of document and product authentication and serialization, the Company is aware of other competing technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which the Company markets its covert technologies. These include, among others, biological DNA codes, microtaggants, thermochronic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. The Company is aware of at least twenty-five companies which will be competing with it in these markets. However, the Company believes that it has proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. The Company is aware of a limited number of competitors which are attempting similar approaches to addressing the same problems which the Company's products address. Other indirect competitors are marketing products utilizing the hologram and "copy void" technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than the Company's technology. Copy void technologies are security devices which have been developed to indicate whether a document has been photocopied.

The Company has limited resources, and there can be no assurance that businesses with greater resources than the Company will not enter the market and compete with the Company.

EMPLOYEES

The Company currently has a five-year employment agreement in place with its President and CEO, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which the Company's net income (before taxes) exceeds $350,000. In connection with his employment agreement, the Board granted an option to Mr. Gardner to purchase up to 2,000,000 shares of the Company's Common Stock at an option price equal to the last sale price at which the Company's shares were sold on the date of the grant. The option vests as follows: 500,000 shares vest on December 31, 2003; 250,000 shares vest on the date that is one year from the effective date of the employment agreement; 250,000 shares vest on the date that is two years from the effective date of the employment agreement; 500,000 shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 shares vest on the date that is four years from the effective date of the employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006.

If and when the Company hires full time employees other than the Company's President Norman A. Gardner, all full-time employees shall be entitled to health, life, accident and disability insurance plans, and any profit-sharing or retirement plans and stock option plans the Company makes available. The Company has one part-time employee, its secretary.

INDEPENDENT CONTRACTORS

The Company has consulting contracts with two key independent contractors who are being compensated via consulting fees and stock options.

Howard Goldberg

Howard Goldberg has been a private investor and has provided consulting services to startup companies since 1999. From 1994 through 1998, Mr. Goldberg served as President and Chief Executive Officer of Player's International, a public company in the gaming business, prior to its being sold to Harrah's Entertainment Inc. In addition, from 1995 to 2000, Mr. Goldberg served on the board of directors of ImallInc, a public company that provided on-line shopping and which was ultimately sold to Excite-at-Home. He currently serves on the board of directors of Shelbourne Properties, Shelbourne Properties II, and Shelbourne Properties III, each of which is an American Stock Exchange-listed real estate investment trust. He serves on the audit committee of each of these companies. Mr. Goldberg also serves on the board of trustees of First Union Realty Investment Trust and is a member of the audit committee. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a large New Jersey law firm.

On October 8, 2003, the Company extended an offer to Howard Goldberg to serve in a consulting capacity as the Company's Chief Operating Officer. Pursuant to the terms of the engagement letter, Mr. Goldberg will perform the services for the Company customarily performed by a chief operating officer of a business and will devote substantial time and effort with respect to the development of the Company for a term of 12 months, subject to the ability to extend the term of the engagement by mutual agreement. This contract has been extended to June 30, 2006. He is not an employee of the Company. Effective as of September 1, 2003, Mr. Goldberg has received compensation of $12,500 per month, which base compensation will continue during the term of the engagement. In addition, the Board has granted stock options to Mr. Goldberg for his services. Mr. Goldberg was granted an option to acquire 3,056,662 shares of the Company's Common Stock representing approximately 7.5% of the fully diluted shares of the Company's Common Stock outstanding as of October 8, 2003. The purchase price for the shares issuable upon the exercise of Mr. Goldberg's option is $0.07 per share. The option will be exercisable for 10 years from the date of grant and includes a cashless exercise feature whereby the option will vest and become exercisable on the following basis: (1) 25% became exercisable upon the execution of the engagement agreement, (2) 6% vested on December 31, 2003 and an additional 6% vests at the end of each three-month period during which Mr. Goldberg performed or performs services for the Company beginning September 1, 2003 and (3) the balance of the options will vest upon the achievement (as determined by the Board of Directors) of certain qualitative objectives related to the development and implementation of the slot ticket advertising plan. Because of the qualitative nature of the objectives, the Board in its sole discretion will determine whether such objectives have been achieved. In April 2004 Mr. Goldberg was granted an option to purchase an additional 1,700,000 shares at a purchase price of $.06 per share. The option expires in March 2014 and vests in 27 equal monthly installments beginning in April 2004.

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

The Company entered into a consulting agreement with Harvey Goldberg to perform services for the Company as a business advisor to help develop business models and to assist with other business planning functions as mutually agreed upon by management and by Mr. Goldberg. The consulting agreement with Mr. Goldberg currently expires June 30, 2006.

In October 2003, Mr. Goldberg was granted an option to purchase 200,000 shares of common stock at $.07 per share. These options vested in six equal monthly installments beginning October 2003 and expire in October 2013. In April 2004, Mr. Goldberg was granted an option to purchase an additional 800,000 shares at a purchase price of $.06 per share. This option expires in March 2014 and vests in 27 monthly installments beginning in April 2004.

The Company has also entered into contracts or agreements with other consultants to provide R & D, Distribution, Sales and Marketing services.

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

ABSENCE OF TRADING MARKET

There is no active trading market for the Company's Common Stock and there is no assurance that such a market will develop, or if such a market develops, that it will be maintained. Holders of the shares may, therefore, have difficulty in selling their shares of Common Stock should they desire to do so and should be able to withstand the risk of holding their shares indefinitely.

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

NEED FOR SUBSEQUENT FUNDING; NO ASSURANCE OF FUTURE OFFERING

In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we may need to raise more capital. Our ability to continue in business and effectively implement our plans may depend upon our ability to raise additional funds. There is no assurance that additional funding, if required, will be obtainable in amounts or on terms favorable or acceptable to the Company. The capital resources required to develop each new product are significant. The Company believes combined cash on hand and cash generated from future operations will provide the Company with the financing required to conduct its business at least through mid 2005, but there is no guarantee that the Company is correct or that it will be able to raise additional capital, if required. The Company completed an offshore placement raising approximately $1,400,000 in 2003 and a Reg D and offshore placement raising approximately $960,000 in 2004.

LACK OF DIVIDENDS

We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.

RISKS ASSOCIATED WITH OUR BEING A NEW BUSINESS

Our operations are subject to all of the risks inherent in a new business enterprise. We currently have limited revenue, limited operating history, and limited salable product. We are subject to the same types of risks that many new businesses face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow on a monthly basis until the end of 2005 at the earliest, and even then we cannot give assurances that we will be operating at break-even levels at that time or in the future. Various problems, expenses, complications and delays may be encountered in connection with our development, both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must be paid either out of the proceeds of this or future offerings of our securities or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be ensured.

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

PATENTS; INTELLECTUAL PROPERTY

Pursuant to an employment agreement signed in 1999 with our President, Norman A. Gardner, we have received all rights in a pending U.S. patent application and any improvements, and we have additionally filed four patent applications in the United States. The initial application and three of the other applications have been allowed and a corresponding international (PCT) application has been found to meet the PCT requirements for novelty, inventive step and industrial applicability. There can be no assurance that any patent, or any other patents which we may obtain or apply for in the future, will be granted or will be granted with claims of commercially useful breadth, or will be safe from challenge. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process that we employ. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue or defend such an action.

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

RULE 144 SHARES

A majority of the shares of Common Stock outstanding as of December 31, 2004 (approximately 48,951,313 shares, or 80.8%) were issued on the date of the Company's inception or later and are considered "restricted securities." These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one (1) year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during the four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years, non affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of the Company's outstanding Common Stock. Rule 144 also provides that after holding restricted securities for a period of two (2) years, affiliates of the Company may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of the Company's outstanding Common Stock, or the average weekly trading volume, if any, in the Common Stock during the four calendar weeks preceding the filing of a Form 144 relating to such a sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of the Company's securities purchased hereunder. Certain of the outstanding shares were to be eligible for sale pursuant to Rule 144 as of November 2000.

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

INDEMNIFICATION

The Company's By-Laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of the Company, against reasonable expenses, including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal thereof. Currently, the Company spends $3,500 per month on its directors and officers liability insurance for a policy which has a limit of $1,000,000. The Company is considering canceling this policy if it is unable to increase revenues or raise capital during 2005.

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

RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The Company has no operating history, has limited sales, has incurred operating losses since inception and requires additional capital to continue its operations and to implement its business plans. The Company's certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2004. Although the Company intends to raise money, implement sales, and become profitable, if the Company fails to achieve any one of these goals, then it is unlikely that the Company will be successful, and very likely that the Company will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse effect on the Company and any results of operations.

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

ITEM 2.       DESCRIPTION OF PROPERTY

The Company's office is presently located in 1000 sq. ft. in space owned by its President, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. The Company pays no rent for the use of this space.

The Company has been assigned each patent and the rights to the additional patent application submitted by its President, Norman A. Gardner and various consultants of the Company. The Company believes that the granting of its patent application will enhance the Company's position in the market place, but that even if not granted, the Company will be able to compete effectively in the market place by utilizing non-competition and confidentiality terms in contracts it will enter into with future employees or consultants, and non-disclosure and non-analysis agreements given to every potential supplier and customer of the Company.

ITEM 3.       LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "LLTI." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2004 and December 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

                     2004                     High              Low
               ------------------           --------         --------
               Fourth Quarter                 0.10             0.05
               Third Quarter                  0.05             0.13
               Second Quarter                 0.17             0.09
               First Quarter                  0.44             0.16

                     2003
               ------------------
               Fourth Quarter                 0.21             0.13
               Third Quarter                  0.31             0.15
               Second Quarter                 0.23             0.11
               First Quarter                  0.25             0.08


HOLDERS

As of December 31, 2004, we had 130 stockholders of record of our Common Stock. Such number of record holders was derived from the records maintained by our transfer agent, Interwest Stock Transfer Company, Inc and Cede and Co.

DIVIDENDS

To date, we have not declared or paid any cash dividends and do not intend to do so in the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely by our Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with our audited financial statements and Notes thereto contained elsewhere in this report on form 10-KSB.

This discussion and analysis contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

Beginning in early 2003, we began to refocus our goals and alter our business plans. Initially, the plan was to primarily market anti-counterfeiting solutions to the gaming industry. Beginning in 2003, we restructured our management team and refocused our short and long-term goals.

We offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology and receive royalty payments, and sells to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By of the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogone et Grasset, and Paul Son) and CoPAG U.S.A. Inc. and these agreements are still in effect. In addition, we supply technology for the protection of slot tickets from fraud.

We have also made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd., a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. Although no advertising sales have been consummated, Ambient Planet has informed the Company that it is not unusual for a new advertising media, such as slot ticket, to take a long time to be implemented and that they remain optimistic about the potential for advertising sales. Ambient and the Company are also currently exploring the potential of selling advertising on lottery tickets.

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible. Our current patent portfolio consists of four granted patents (one granted in 2002, two granted in 2004 and one granted in 2005) and one patent pending. Management believes that some of the patents that have been granted may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets.

We are currently exploring the uses of our technologies in general industry and government. We, whenever possible will use licenses and strategic partners that currently service those industries that will pay royalties and/or a share of the revenues/profits from their use of our technology.

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to fully implement our strategy, it may be necessary for us to raise additional capital. There can be no assurances that such capital will be available and, if available, or that we will be able to secure such capital on acceptable terms.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

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

For the year ended December 31, 2004, the Company had sales and royalties revenues of $108,187, as compared to $62,121 for the year ending December 31, 2003. The increase results primarily from increased revenues of approximately $46,066 from the sale of pigments and related royalty fees from the use of our casino chip security systems in several new gaming casinos.

The Company's general and administrative costs aggregated $376,634 for the year ended December 31, 2004 as compared to $350,839 for the year ended December 31, 2003, an increase of $25,795. The significant variances between 2004 and 2003 were as follows: The current year included increased expenses from 2003 for salaries and related payroll costs of approximately $26,000 as a result of additional staff hours worked by part time staff and use of a part time in house counsel for part of the year, consulting fees increased by approximately $23,500 resulting from the use of a financial consultant and the non cash cost granting non-employee stock options increased by $72,500. These increases were partially offset by a reduction of amortization expense of $112,000 relating to the 2001 acquisition of EDS Marketing, Inc.

The Company's sales and marketing costs aggregated $684,044 for the year ended December 31, 2004 as compared to $528,431 for the year ended December 31, 2003 and increase of $155,613. This increase results form increases in marketing-related non-employee stock options of $61,900 as a result of stock options granted to marketing consultants and for consulting fees of $110,700 relating to attempts to increase our marketing focus, partially offset by a decrease in travel, entertainment and trade show expenses.

The Company's research and development costs aggregated approximately $310,615 for the year ended December 31, 2004 as compared to $93,977 for the year ended December 31, 2003, an increase of $216,638. This increase is the result of non-employee stock options of $187,400 granted to technology consultants, and increased costs of development supplies of approximately $25,400.

The Company's legal and accounting costs aggregated approximately $149,322 for the year ended December 31, 2004 as compared to $172,891 for the year ended December 31, 2003, a decrease of $23,569. This decrease relates primarily to lower costs incurred for outside legal counsel.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2004 of $676,593 was $133,671 less than the $810,264 as of December 31, 2003. Working capital at December 31, 2004 was $678,942, representing a decrease in working capital of $25,019 from December 31, 2003. This decrease in cash and working capital relates principally to the proceeds from the issuance of common stock of $933,481 pursuant to Regulation D and Regulation S offerings, reduced by the cash portion of our net loss for the year ended December 31, 2004.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspect of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

On March 10, 2004, we began seeking to raise up to approximately $2 million in capital through the issuance of additional shares of our common stock in transactions that are exempt from the registration requirements under the Securities Act of 1933, as amended. As of June 30, 2004, we had raised $933,481 through the issuance of 18,600,000 shares of common stock in these transactions. We ceased our efforts to sell additional shares because we consider the price of our shares unsatisfactory for such efforts. In the future, there can be no assurance given that we will be successful in raising additional capital through similar transactions.

Our  actual   research  and   development   and  related   activities  may  vary
significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. We expect to expend between $100,000 and $300,000 in cash on our research and development program for fiscal 2005. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2004, the Company did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


ITEM 7.       FINANCIAL STATEMENTS

The consolidated financial statements are included within Item 13(a) of this report at pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, our Board of Directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Norman Gardner, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are effective.

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

ITEM 8B. OTHER INFORMATION

None

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

The position(s) held by each officer and director of the Company are shown on the following table. Directors Norman A. Gardner and Michael J. Prevot were first elected in November 1999. Messrs Gardner, Prevot were all re-elected along with the election of Mr. Julius Goldfinger to the Board at the special meeting of stockholders held on December 17, 2003. All directors will serve for one year or until the next annual meeting of the Company's shareholders and until a successor is elected and has qualified.

          Name            Age                        Position
  --------------------   ----        ------------------------------------------
  Norman A. Gardner       62         CEO and Chairman of the Board of Directors
  Michael J. Prevot       48         Director
  Julius Goldfinger       75         Director


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

MICHAEL J. PREVOT

Michael Prevot has been a Sales Consultant and a Director of the Company since inception. From 1985 to 1999, Mr. Prevot served as President of Vista Security Papers, a San Francisco based company that sells security products. Mr. Prevot studied business at the College of San Mateo in San Mateo, California from 1974 to 1975, and at Skyline College in San Bruno, California from 1975 to 1976. Mr. Prevot dedicates 10 to 20 percent of his time performing his tasks for the Company. These tasks include approaching potential clients and arranging for sales meetings and presentations.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and ten percent or greater stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, we believe that during fiscal year 2003 our directors, officers and ten percent or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act except for two Forms 4 for Norman A. Gardner, an executive officer and director of the Company, with respect to an aggregate of three transactions, which were filed late.

CODE OF ETHICS

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our Board of Directors in the near future. The delay in the preparation of the code of ethics is the result of having only one full time and one part time employee, coupled with the limited resources for developing such code.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2004, 2003 and 2002 to the Company's Chief Executive Officer. No other person received compensation equal to or exceeding $100,000 in fiscal 2004, 2003 and 2002 and no bonuses were awarded during fiscal 2004, 2003 and 2002.

                                                          Other     Restricted  Securities              All
                                                         Annual       Stock     Underlying    LTIP      Other
      Name and                                           Compen-     Award(s)  Options/SAR   Payouts   Compen-
 Principal Position     Year    Salary ($)   Bonus ($)  sation ($)     ($)          (#)        ($)     sation($)
--------------------   ------  ------------  ---------------------- ---------  ------------ --------  ---------
Norman A. Gardner(1)    2004    $150,000          --    $27,400 (2)       --     2,500,000      --        --
President & CEO         2003     128,750          --     21,400 (2)       --     2,000,000      --        --
                        2002     105,000          --     15,600 (2)       --            --      --        --

(1) The Company currently has a five-year employment agreement in place with its President and CEO, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which the Company's net income (before taxes) exceeds $350,000. In connection with his employment agreement, the Board granted an option to Mr. Gardner to purchase up to 2,000,000 shares of the Company's Common Stock at an option price equal to the last sale price at which the Company shares were sold on the date of the grant. The option vests as follows: 500,000 shares vest on December 31, 2003; 250,000 shares vest on the date that is one year from the effective date of the employment agreement; 250,000 shares vest on the date that is two years from the effective date of the employment agreement; 500,000 shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 shares vest on the date that is four years from the effective date of the employment agreement.

      In April 2004, the Company granted to Mr. Gardner options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

(2)   Company car, insurance, repairs and expenses.

                                    Option/SAR Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------------------
                                              Individual Grants
---------------------------------------------------------------------------------------------------------------
        (a)                     (b)                            (c)                     (d)             (e)
                        Number of Securities         % of Total Options/ SARs      Exercise or
                       Underlying Options/SARs    Granted to Employees in Fiscal   Base Price      Expiration
        Name                Granted (#)                       Year                   ($/Sh)            Date
-------------------    -----------------------    ------------------------------   -----------    -------------
Norman A. Gardner,           2,500,000                        100%                  $0.06/Sh      June 30, 2009
President and CEO

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

EMPLOYMENT CONTRACTS

The Company currently has a five-year employment agreement in place with its President and CEO, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which the Company's net income (before taxes) exceeds $350,000. In connection with his employment agreement, the Board granted an option to Mr. Gardner to purchase up to 2,000,000 shares of the Company's Common Stock at an option price equal to the last sale price at which the Company shares were sold on the date of the grant. The option vests as follows: 500,000 shares vest on December 31, 2003; 250,000 shares vest on the date that is one year from the effective date of the employment agreement; 250,000 shares vest on the date that is two years from the effective date of the employment agreement; 500,000 shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 shares vest on the date that is four years from the effective date of the employment agreement.

ITEM 11.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of December 31, 2004, by
(i) each director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

                                                Shares Beneficially Owned
                                              ----------------------------
            Name (and Address of 5%             Shares          Percentage
               Beneficial Owner)                 Held            Owned (1)
      ---------------------------------       -------------     ----------
      Californian Securities S.A.             19,076,736          31.48%
      Edificio Bilbao Plaza, Suite 418
      Avenida Bilbao
      Panama City, Republic of Panama

      Pacific Continental Securities
      Nominees Limited
      111 Cannon Street
      London EC4N5AR, England                 17,795,903          29.37%

      Norman A. Gardner                        4,785,048 (2)       7.59%
      837 Lindy Lane
      Bala Cynwyd, PA 19004

      Howard Goldberg                          3,116,485 (3)       4.91%

      Michael J. Prevot                          425,000 (4)       0.70%

      Julius Goldfinger                          280,000 (5)       0.46%

      Directors and Officers as a Group        5,490,048 (6)       8.63%

(1) Percentage of ownership is based on 60,590,506 shares of Common Stock issued and outstanding as of December 31, 2004.

(2) Includes 2,478,709 shares issuable upon the exercise of stock options exercisable within 60 days.

(3) Includes 2,866,485 shares issuable upon the exercise of stock options exercisable within 60 days.

(4) Includes 300,000 shares issuable upon the exercise of a stock option exercisable within 60 days. 60 days.

(5) Includes 250,000 shares issuable upon the exercise of a stock option exercisable within 60 days.

(6) Includes 3,028,709 shares issuable upon the exercise of a stock option exercisable within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                           (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
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
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.

(2) These options were granted by the Company to certain consultants and advisors upon approval from the Board of Directors.


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


CERTAIN BUSINESS RELATIONSHIPS

In April and June of 2004, pursuant to a Regulation S Stock Purchase agreement dated March 10, 2004, in a private placement transaction, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon exemptions provided by Regulations S promulgated under the Securities Act, California Securities, S.A. purchased from the Company an aggregate of
14,500,000 shares of its Common Stock, for an aggregate purchase price of approximately $713,235. At the time of such sale and issuance, California Securities, S.A. was known to the Company to own of record or beneficially more than five percent of the Company's Common Stock.

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

EXHIBITS

3.1 Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed herewith).

3.2 Amended and Restated Bylaws of the Company dated December 17, 2003 (filed herewith).

10.1 Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed herewith).

10.2 Engagement Agreement by and between the Company and Howard Goldberg dated October 8, 2003 (filed herewith)

10.3 Engagement Agreement by and between the Company and Harvey Goldberg dated October 29, 2003 (filed herewith)

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

10.8 Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company (filed with the Company's Quarterly Report on Form 10-QSB on November 14, 2003 and incorporated herein by reference

10.9 Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed with the Company's Quarterly Report on Form 10-QSB on August 14, 2003 and incorporated herein by reference).

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

10.12 Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S.A., dated October 15, 2003 (filed with the Company's Quarterly Report on Form 10-QSB on November 14, 2003 and incorporated herein by reference).

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

AUDIT FEES

During fiscal 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $35,335 and $31,000.

AUDIT-RELATED FEES

During fiscal 2004 and 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During fiscal 2004 and 2003, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $4,165 and $4,225.

ALL OTHER FEES

During fiscal 2004 and 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not presently have an audit committee. All of the services listed above were approved by Norman A. Gardner, our Chief Executive Officer.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LASERLOCK TECHNOLOGIES, INC.


                                               By: /s/ Norman Gardner
                                                   -----------------------------
                                               Norman Gardner, President and CEO

                                               Date:  March 30, 2005

                          LASERLOCK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                           DECEMBER 31, 2004 AND 2003

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                 C O N T E N T S


                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     1
CONSOLIDATED BALANCE SHEETS                                                 2
CONSOLIDATED STATEMENTS OF OPERATIONS                                       3
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                4 - 5
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     6 - 7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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


/s/ COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
March 7, 2005

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                                         2004           2003
                                                     -----------    -----------
      ASSETS

Current Assets
  Cash and cash equivalents                          $   676,593    $   810,264
  Receivables                                             27,943            994
  Inventory                                               20,423             --
  Prepaid expenses                                         9,811         10,197
                                                     -----------    -----------

  Total Current Assets                                   734,770        821,455
                                                     -----------    -----------

Property and Equipment
  Capital equipment                                       29,381          6,297
  Less accumulated depreciation                            7,965          3,275
                                                     -----------    -----------
                                                          21,416          3,022
                                                     -----------    -----------

Patent costs, net of accumulated amortization of
  $8,366 and $3,587 as of December 31, 2004
  and 2003, respectively                                  80,297         53,097
                                                     -----------    -----------

TOTAL ASSETS                                         $   836,483    $   877,574
                                                     ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses              $    43,328    $   104,994
  Deferred revenue                                        12,500         12,500
                                                     -----------    -----------

Total Current Liabilities                                 55,828        117,494
                                                     -----------    -----------


STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
  authorized, no shares issued and outstanding                --             --
Common Stock, $.001 par value; 250,000,000 shares
  authorized, 60,590,506 shares outstanding at
  December 31, 2004, and 41,990,506 shares
  outstanding at December 31, 2003                        60,590         41,990
Additional paid-in capital                             5,903,685      4,495,204
Deficit accumulated during the development stage      (5,183,620)    (3,777,114)
                                                     -----------    -----------
                                                         780,655        760,080
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   836,483    $   877,574
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004


                                    Cumulative      Year Ended      Year Ended
                                      Since         December 31,    December 31,
                                    Inception          2004            2003
                                   ------------    ------------    ------------
REVENUES
  Sales                            $    124,370    $     54,765    $     23,488
  Royalties                             184,040          53,422          38,633
                                   ------------    ------------    ------------
      Total revenues                    308,410         108,187          62,121
                                   ------------    ------------    ------------

COSTS AND EXPENSES
  Research and development              780,470         310,615          93,977
  Patent costs                           50,989              --              --
  Legal and accounting                  573,746         149,322         172,891
  Sales and marketing                 2,551,711         684,044         528,431
  General and administrative          1,729,143         376,634         350,839
                                   ------------    ------------    ------------
      Total costs and expenses        5,686,059       1,520,615       1,146,138
                                   ------------    ------------    ------------

LOSS BEFORE OTHER INCOME             (5,377,649)     (1,412,428)     (1,084,017)
                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                        53,577           5,922           1,445
  Interest expense                      (29,270)             --         (29,270)
  Gain on disposition of assets           4,722              --           4,722
                                   ------------    ------------    ------------
                                         29,029           5,922         (23,103)
                                   ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT       (5,348,620)     (1,406,506)     (1,107,120)

INCOME TAX BENEFIT                     (165,000)             --              --
                                   ------------    ------------    ------------

NET LOSS                           $ (5,183,620)   $ (1,406,506)   $ (1,107,120)
                                   ============    ============    ============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                     $      (0.03)   $      (0.04)
                                                   ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                          53,447,828      28,156,475
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                 Common Stock                                      Accumulated
                                         -------------------------                  Additional      During the
                                           Number of                  Consulting      Paid-In      Development
                                            Shares        Amount         Fees         Capital         Stage          Total
                                         -----------   -----------   -----------    -----------    -----------    -----------
Issuance of initial 4,278,000 shares
  on November 10, 1999                     4,278,000   $     4,278   $        --    $    16,595    $        --    $    20,873
Issuance of shares of common stock in
  exchange for services                    1,232,000         1,232            --         35,728             --         36,960
Issuance of shares of common stock         2,090,000         2,090            --         60,610             --         62,700
Stock issuance costs                              --            --            --        (13,690)            --        (13,690)
Net loss                                          --            --            --             --        (54,113)       (54,113)
                                         -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1999                 7,600,000         7,600            --         99,243        (54,113)        52,730

Issuance of shares of common stock         5,449,999         5,450            --        921,050             --        926,500
Issuance of shares of common stock in
  exchange for services                      240,000           240       (40,800)        40,560             --             --
Stock issuance costs                              --            --            --        (16,335)            --        (16,335)
Fair value of non-employee stock
  options grants                                  --            --            --         50,350             --         50,350
Amortization of deferred consulting
  fees                                            --            --        20,117             --             --         20,117
Net loss                                          --            --            --             --       (367,829)      (367,829)
                                         -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000                13,289,999        13,290       (20,683)     1,094,868       (421,942)       665,533

Issuance of shares of common stock           217,500           218            --         77,723             --         77,941
Issuance of shares of common stock and
  stock options for acquisition of
  subsidiary                               2,000,000         2,000            --        736,000             --        738,000
Issuance of stock options                         --            --            --         15,000             --         15,000
Exercise of options                        1,450,368         1,450            --        230,609             --        232,059
Fair value of non-employee stock
  options                                         --            --            --        323,250             --        323,250
Amortization of deferred consulting
  fees                                            --            --        20,683             --             --         20,683
Net loss                                          --            --            --             --     (1,052,299)    (1,052,299)
                                         -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2001                16,957,867        16,958            --      2,477,450     (1,474,241)     1,020,167
                                         -----------   -----------   -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED) FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                 Common Stock                                      Accumulated
                                         -------------------------                  Additional      During the
                                           Number of                  Consulting      Paid-In      Development
                                            Shares        Amount         Fees         Capital         Stage          Total
                                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2001                16,957,867    $    16,958    $     --   $ 2,477,450    $(1,474,241)   $ 1,020,167

Issuance of shares of common stock         3,376,875          3,377          --       687,223             --        690,600
Fair value of non-employee stock
  options                                         --             --          --        94,000             --         94,000
Salary due to shareholder contributed
  to capital                                      --             --          --        15,000             --         15,000
Return of shares of common stock
  related to purchase
price adjustment                          (1,000,000)        (1,000)         --      (353,000)            --       (354,000)
Net loss                                          --             --          --            --     (1,195,753)    (1,195,753)
                                         -----------    -----------    --------   -----------    -----------    -----------

Balance, December 31, 2002                19,334,742         19,335          --     2,920,673     (2,669,994)       270,014

Issuance of shares of common stock        22,512,764         22,512          --     1,387,109             --      1,409,621
Fair value of non-employee stock
  options                                         --             --          --       213,300             --        213,300
Issuance of shares of common stock for
  services                                   143,000            143          --        23,857             --         24,000
Stock issuance costs                              --             --          --       (49,735)            --        (49,735)
Net loss                                          --             --          --            --     (1,107,120)    (1,107,120)
                                         -----------    -----------    --------   -----------    -----------    -----------

Balance, December 31, 2003                41,990,506         41,990          --     4,495,204     (3,777,114)       760,080

Issuance of shares of common stock        18,600,000         18,600          --       939,881             --        958,481
Fair value of non-employee stock
  options                                         --             --          --       493,600             --        493,600
Stock issuance costs                              --             --          --       (25,000)            --        (25,000)
Net loss                                          --             --          --            --     (1,406,506)    (1,406,506)
                                         -----------    -----------    --------   -----------    -----------    -----------

Balance, December 31, 2004                60,590,506    $    60,590    $     --   $ 5,903,685    $(5,183,620)   $   780,655
                                         ===========    ===========    ========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                              Cumulative      Year Ended     Year Ended
                                                                 Since       December 31,    December 31,
                                                              Inception          2004           2003
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(5,183,620)   $(1,406,506)   $(1,107,120)
  Adjustments to reconcile net loss to net cash
    flows used in operating activities
      Fair value of options issued in exchange for services     1,174,500        493,600        213,300
      Salary due to stockholder contributed to capital             15,000             --             --
      Amortization and depreciation                               421,462          9,469        119,700
      Gain on disposition of assets                                (4,722)            --         (4,722)
      Stock issued in exchange for services                        60,960             --         24,000
      Financing expenses paid directly from stock proceeds          5,270             --          5,270
      Amortization of deferred consulting fees                     40,800             --             --
      (Increase) decrease in assets
        Receivables                                               (27,943)       (26,949)        26,364
        Inventory                                                 (20,423)       (20,423)
        Prepaid expenses                                           (9,811)           386          1,053
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                      43,329        (61,666)        68,258
        Deferred revenue                                           12,500             --         12,500
                                                              -----------    -----------    -----------

  Net cash used in operating activities                        (3,472,698)    (1,012,089)      (641,397)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (32,529)       (23,084)            --
  Purchase of intangibles                                         (20,000)            --             --
  Purchase of patent costs                                        (88,663)       (31,979)       (32,286)
  Proceeds from sale of assets                                      6,737             --          6,737
                                                              -----------    -----------    -----------

Net cash used in investing activities                            (134,455)       (55,063)       (25,549)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        4,091,447        958,481      1,354,352
  Proceeds from exercise of stock options                         232,059             --             --
  Proceeds from issuance of stock options                          15,000             --             --
  Proceeds from short-term borrowings                              50,000             --         50,000
  Stock issuance costs                                           (104,760)       (25,000)       (49,735)
                                                              -----------    -----------    -----------

Net cash provided by financing activities                       4,283,746        933,481      1,354,617
                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                676,593       (133,671)       687,671

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                  --        810,264        122,593
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                               $   676,593    $   676,593    $   810,264
                                                              ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                  Cumulative   Year Ended    Year Ended
                                                    Since      December 31, December 31,
                                                  Inception       2004          2003
                                                  ---------     --------     ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Return of shares of common stock related to
      purchase price adjustment
        Common stock                              $  (1,000)    $     --     $      --
        Additional paid-in capital                 (353,000)          --            --
                                                  ---------     --------     ---------

        Intangible assets                         $(354,000)    $     --     $      --
                                                  =========     ========     =========

    Issuance of common stock and stock options
      for acquisition of subsidiary               $ 738,000     $     --     $      --
                                                  =========     ========     =========

    Common stock sales proceeds applied
      to debt and financing expenses repayment    $  55,270     $     --     $  55,270
                                                  =========     ========     =========


   The accompanying notes are an integral part of these financial statements.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

Receivables

The Company considers the receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory principally consists of penlights and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

Capital equipment is stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2004 and 2003 was $4,690 and $2,519.

Patents

Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2004 and 2003 was $4,779 and $2,565.

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

Loss Per Share

The Company follows SFAS No. 128, "Earnings Per Share" resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2004 and 2003, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Research and Development Costs

Research and development costs are expensed when incurred. Total amount expensed for 2004 and 2003 was $310,615 and $93,977, respectively.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities
- An Interpretation of AARB N. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the first period ending after December 15, 2004 for a small business issuer.

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. A table indicating the revised effective dates of Statement 150 for particular kinds of entities and instruments is available on the FASB website.


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

The Company is in the development stage at December 31, 2004. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or archive an adequate sales level.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

At December 31, 2004, the Company has a net operating loss ("NOL") that approximates $3,525,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:

                                                 2004         2003
                                              ---------    ---------

              Current                         $      --    $      --
              Deferred                          381,000      323,000
              Change in valuation allowance    (381,000)    (323,000)
                                              ---------    ---------

                                              $      --    $      --
                                              =========    =========

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provisions.

                                             2004                   2003
                                     -------------------    -------------------
                                       Amount      %          Amount      %
                                     ---------    ------    ---------    ------
U.S. federal income tax benefit at
  Federal statutory rate             $(492,000)      (35)   $(387,000)      (35)
State tax, net of federal tax effect   (91,000)       (6)     (71,000)       (6)
Non-deductible options                 202,000        14       88,000         8
Non-deductible amortization                 --        --       47,000         4
Change in valuation allowance          381,000        27      323,000        29
                                     ---------    ------    ---------    ------
                                     $      --        --    $      --        --
                                     =========    ======    =========    ======

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 3 - INCOME TAXES (Continued)

The primary components of the Company's 2004 and 2003 deferred tax assets, liabilities and the related valuation allowance are as follows:

                                                         2004           2003
                                                     -----------    -----------

         Deferred tax asset for NOL carry forwards   $ 1,463,000    $ 1,082,000
         Deferred tax liability for intangibles         (160,000)      (160,000)
         Valuation allowance                          (1,303,000)      (922,000)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

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

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - STOCK OPTION PLAN (Continued)

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

On November 5, 2003, the Company entered into a five-year employment agreement with its President. The agreement provides for the issuance of Incentive Stock Options to purchase 2,000,000 shares of common stock at $0.20 per share expiring in December 2008. The options vest as follows: 500,000 shares on December 31, 2003; 250,000 shares on November 5, 2004 and 2005; and 500,000 shares on November 5, 2006 and 2007.

In April 2004, the Company granted, to its President, options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

A summary of incentive stock option transactions for employees during 2004 and 2003 are as follows:

                                                                 Exercise Price
                                          Option      Vested       Per Common
                                          Shares      Shares       Share Range
                                         ---------   ---------   --------------

      Balance, December 31, 2002           525,000     525,000   $0.17 to $0.28
      Granted/vested during the year     2,250,000     750,000             0.20
      Exercised during the year                 --          --               --
                                         ---------   ---------   --------------

      Balance, December 31, 2003         2,775,000   1,275,000   $0.17 to $0.28

      Granted / vested during the year   2,500,000     833,333             0.06
      Exercised during the year                 --          --               --
                                         ---------   ---------   --------------

      Balance, December 31, 2004         5,275,000   2,108,333   $0.06 to $0.28
                                         =========   =========   ==============

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - STOCK OPTION PLAN (Continued)

Information with respect to incentive stock options outstanding and incentive stock options exercisable at December 31, 2004 is as follows:

                                     Incentive Stock Options Outstanding
                  ----------------------------------------------------------------------
                                                                        Weighted Average
                   Number Outstanding                                  Exercise Price of
   Range of       Currently Exercisable   Weighted Average Remaining   Options Currently
Exercise Prices   at December 31, 2004        Contractual Life             Exercisable
---------------   ---------------------   --------------------------   -----------------
$0.06 to $0.28          2,108,333                3.4 years                    $0.16

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

Had compensation cost for the Company's stock option plan been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2003 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2004 and 2003 the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of approximately 3% to 5% and expected option life of five years.

                                                           2004          2003
                                                        ----------   ----------

         Net loss:
         As reported                                    $1,406,506   $1,107,120
         Pro froma                                      $1,551,106   $1,181,820

         Net loss per common share basic and diluted:
         As reported                                    $     0.03   $     0.04
         Pro forma                                      $     0.03   $     0.04

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - STOCK OPTION PLAN (Continued)

In addition to options granted to employees under the Plan, the Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided.

A summary of non-statutory stock option transactions for non-employees during 2004 and 2003 are as follows:

                                                                  Exercise Price
                                       Option         Vested        Per Common
                                       Shares         Shares        Share Range
                                    -----------    -----------    --------------

   Balance, December 31, 2002         3,894,632      2,369,632    $0.16 to $0.75
   Granted/vested during the year     3,756,662      3,172,566      0.07 to 0.39
   Exercised during the year                 --             --                --
                                    -----------    -----------    --------------

   Balance, December 31, 2003         7,651,294      5,542,198     0.07 to $0.39

   Granted/vested during the year     4,050,000      3,116,934      0.06 to 0.20
   Expired during the year           (1,500,000)    (1,500,000)             0.28
   Exercised during the year                 --             --                --
                                    -----------    -----------    --------------

   Balance, December 31, 2004        10,201,294      7,159,132    $0.06 to $0.75
                                    ===========    ===========    ==============

Total expense recognized by the Company during 2004 and 2003 for non-statutory stock options granted during the years was $493,600 and $200,800. The 2004 and 2003 fair value amounts of the non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of approximately 3% to 5% and expected option life of two to ten years.

Information  with  respect  to  non-statutory   stock  options  outstanding  and
exercisable at December 31, 2004 is as follows:

                                        Non-Employee Options Outstanding
                  -----------------------------------------------------------------------
                                                                         Weighted Average
                    Number Outstanding                                  Exercise Price of
   Range of       Currently Exercisable   Weighted Average Remaining    Options Currently
Exercise Prices   at December 31, 2003         Contractual Life             Exercisable
---------------   ---------------------   ---------------------------   -----------------
$0.06 to $0.75          7,159,132                3.6 years                     $0.13

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - STOCK OPTION PLAN (Continued)

Effective October 15, 2003, the Company replaced 2,000,000 options originally issued upon the acquisition of EDS Marketing, Inc. in December 2001. The new options extend the exercise period of 1,500,000 options until December 31, 2004 and 500,000 options until December 2008, and reduce the exercise price from $0.35 to $0.28 per share. The new options are fully exercisable on January 1, 2004. The issuance of the replacement options were accounted for as a variable stock option plan and resulted in the recognition of additional expense in 2004 of $-0- and in 2003 of $12,500.

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted are contingent upon the gross amount of product sales during each of four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling, Goods Or Services," which generally will be at the end of each reporting date when the amount of the product sales is known. As of December 31, 2004, the contingencies of this contract have not been met and no options have been granted.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leased its sales office located in Los Angeles, California from a company owned by officers and minority stockholders of LaserLock. This office was closed during February 2003. The Company did not incur expenses associated with the Los Angeles, California office for 2003.

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

In April 2004, the company granted, to its President, options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $10,547 and $5,972 were incurred during the years ended December 31, 2004 and 2003.


NOTE 7 - COMMITMENTS

The Company has entered into certain commission agreements. Under the terms of the contracts, expiring on various dates, the representatives are entitled to commissions based on certain percentage of sales, as defined in the agreements which may be renewed annually. The commissions from sales will be expensed as sales are generated.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 8 - LICENSING AGREEMENT

The Company has entered into licensing agreements with two companies located in the United States ("Licensees") which grants each Licensee the exclusive rights to use the company's technology in the gaming industry and to manufactured products or components in the UK licensee's territory. The Licensee's territory is the world.

In consideration of the rights granted to the Licensees under the agreement, the Licensees agree to pay to the Company royalties in accordance with the agreement. The minimum, annual royalty fee of $40,000 shall be paid by the Licensee to the company by way of four quarterly payments of $10,000. The Company received the minimum payments in 2004 and 2003. The agreements are is for one year and may be automatically renewed from year to year by the Licensees. The license agreements were renewed in 2004.


NOTE 9 - PATENTS

The   Company   has  four   issued   patents   and  one   patent   pending   for
anti-counterfeiting technology.


NOTE 10 - INTANGIBLE ASSETS

In 2001, the Company made an acquisition and assigned the purchase price to the intangible assets and lives to the intangible assets as follows:

                                            Value          Life
                                           --------     ---------

        Employment contracts               $100,000     24 months
        Four marketing agreements           300,000     24 months
        Slot machine tickets agreement      358,000     36 months
                                          ---------
                                          $ 758,000
                                          =========

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

Amortization expense totaled $-0- in 2004 and $114,617 in 2003.

                  LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 11 - MAJOR CUSTOMER

During 2004 and 2003, the Company earned a substantial portion of its revenue from two customers and one customer. During 2004 and 2003, revenue from those customers aggregated $76,785 and $16,406. At December 31, 2004 and 2003, amounts due from those customers included in trade accounts receivable were $25,065 and $-0-.


NOTE 12 - SUBSEQUENT EVENTS

On January 6, 2005, the Company granted, to two board of directors who are not officers of the Company, options for each to purchase 250,000 shares of common stock at an exercise price of $0.09 per share, expiring in January 2010.