Form 10QSB
period 2005-03-31
LASERLOCK TECHNOLOGIES INC
filed 2005-05-13
CIK 1104038

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________.

                              Commission file number 0-31927

                          LASERLOCK TECHNOLOGIES, INC.
         ---------------------------------------------------------------
            (Exact Name of Small Buiness as Specified in Its Charter)

                 NEVADA                                       23-3023677
---------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation              (I.R.S Employer
           or Organization)                               Identification No.)

                      837 Lindy Lane, Bala Cynwyd, PA 19004
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 668-1952
                       ----------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such

                  Yes |X|                      No  |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                          Outstanding at March 31, 2005
  --------------------------               -----------------------------
  Common Stock, no par value                        60,590,506

Transitional Small Business Disclosure Form (check one):

                  Yes |X|                No |_|

                          LASERLOCK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet
        at March 31, 2005 and December 31, 2004                           1

        Unaudited Consolidated Statement of Operations for the
        three months ended March 31, 2005 and 2004                        2

        Unaudited Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended March 31, 2005                3 - 4

        Unaudited Consolidated Statements of Cash Flows
        for the three months ended March 31, 2005 and 2004              5 - 6

        Notes to Unaudited Consolidated Financial Statements            7 - 9


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                       10 - 13


Item 3. Controls and Procedures                                           14



                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings                                                 15

Item 6. Exhibits and Reports on Form 8-K                               16 - 17

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,     December 31,
                                                                                      2005            2004
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
ASSETS

Current Assets
Cash and cash equivalents                                                         $    409,197    $    676,593
Receivables                                                                             36,295          27,943
Inventory                                                                               40,765          20,423
Prepaid expenses                                                                         8,288           9,811
                                                                                  ------------    ------------

Total Current Assets                                                                   494,545         734,770
                                                                                  ------------    ------------

Property and Equipment
Capital equipment                                                                       32,604          29,381
Less accumulated depreciation                                                            9,275           7,965
                                                                                  ------------    ------------
                                                                                        23,329          21,416
                                                                                  ------------    ------------

Patent costs, net of accumulated amortization of
$9,734 as of March 31, 2005 and $8,366 as of
December 31, 2004                                                                       87,649          80,297
                                                                                  ------------    ------------

TOTAL ASSETS                                                                      $    605,523    $    836,483
                                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                             $     34,943    $     43,328
Deferred revenue                                                                         8,750          12,500
                                                                                  ------------    ------------

Total Current Liabilities                                                               43,693          55,828
                                                                                  ------------    ------------


STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares authorized, no shares issued and outstanding Common Stock, $.001 par value; 250,000,000 shares authorized, 60,590,506 shares outstanding at March 31, 2005 and
December 31, 2004                                                                       60,590          60,590
Additional paid-in capital                                                           5,958,685       5,903,685
Deficit accumulated during the development stage                                    (5,457,445)     (5,183,620)
                                                                                  ------------    ------------
                                                                                       561,830         780,655
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    605,523    $    836,483
                                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                     Three Months    Three Months
                                      Cumulative        Ended          Ended
                                        Since          March 31,      March 31,
                                      Inception          2005            2004
                                     ------------    ------------    ------------
REVENUES
Sales                                $    147,065    $     22,695    $     14,460
Royalties                                 225,054          41,014          15,421
                                     ------------    ------------    ------------
Total revenues                            372,119          63,709          29,881
                                     ------------    ------------    ------------

COSTS AND EXPENSES
Research and development                  841,866          61,396          91,531
Patent costs                               50,989              --              --
Legal and accounting                      593,528          19,782          92,699
Sales and marketing                     2,729,047         177,336         252,317
General and administrative              1,810,591          81,448          60,911
                                     ------------    ------------    ------------
Total costs and expenses                6,026,021         339,962         497,458
                                     ------------    ------------    ------------

LOSS BEFORE OTHER INCOME               (5,653,902)       (276,253)       (467,577)

OTHER INCOME (EXPENSE)
Gain on disposition of assets               4,722              --              --
Interest income                            56,005           2,428             704
Interest expense                          (29,270)             --              --
                                     ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT         (5,622,445)       (273,825)       (466,873)

INCOME TAX BENEFIT                       (165,000)             --              --
                                     ------------    ------------    ------------

NET LOSS                             $ (5,457,445)   $   (273,825)   $   (466,873)
                                     ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                              60,590,506      41,990,506
                                                     ============    ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                         $         --    $      (0.01)
                                                     ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                  Common Stock
                                                                                 -------------------------
                                                                                  Number of                  Consulting
                                                                                    Shares        Amount        Fees
                                                                                 -------------   ---------   ------------
Issuance of initial 4,278,000 shares on November 10, 1999                           4,278,000      $4,278         $   --
Issuance of shares of common stock in exchange for services                         1,232,000       1,232             --
Issuance of shares of common stock                                                  2,090,000       2,090             --
Stock issuance costs                                                                       --          --             --
Net loss                                                                                   --          --             --
                                                                                --------------  ----------  -------------

Balance, December 31, 1999                                                          7,600,000       7,600             --

Issuance of shares of common stock                                                  5,449,999       5,450             --
Issuance of shares of common stock in exchange for services                           240,000         240        (40,800)
Stock issuance costs                                                                       --          --             --
Fair value of non-employee stock options grants                                            --          --             --
Amortization of deferred consulting fees                                                   --          --         20,117
Net loss                                                                                   --          --             --
                                                                                --------------  ----------  -------------

Balance, December 31, 2000                                                         13,289,999      13,290        (20,683)

Issuance of shares of common stock                                                    217,500         218             --
Issuance of shares of common stock and stock options for acquisition of subsidiary  2,000,000       2,000             --
Issuance of stock options                                                                  --          --             --
Exercise of options                                                                 1,450,368       1,450             --
Fair value of non-employee stock options                                                   --          --             --
Amortization of deferred consulting fees                                                   --          --         20,683
Net loss                                                                                   --          --             --
                                                                                --------------  ----------  -------------

Balance, December 31, 2001                                                         16,957,867      16,958             --

Issuance of shares of common stock                                                  3,376,875       3,377             --
Fair value of non-employee stock options                                                   --          --             --
Salary due to shareholder contributed to capital                                           --          --             --
Return of shares of common stock related to purchase price adjustment              (1,000,000)     (1,000)            --
Net loss                                                                                   --          --             --
                                                                                --------------  ----------  -------------

Balance, December 31, 2002                                                         19,334,742      19,335             --

                                                                                                Accumulated
                                                                              Additional        During the
                                                                                 Paid-In         Development
                                                                                 Capital            Stage             Total
                                                                              --------------    --------------    --------------
Issuance of initial 4,278,000 shares on November 10, 1999                         $  16,595          $     --         $  20,873
Issuance of shares of common stock in exchange for services                          35,728                --            36,960
Issuance of shares of common stock                                                   60,610                --            62,700
Stock issuance costs                                                                (13,690)               --           (13,690)
Net loss                                                                                 --           (54,113)          (54,113)
                                                                              --------------   ---------------   ---------------

Balance, December 31, 1999                                                           99,243           (54,113)           52,730

Issuance of shares of common stock                                                  921,050                --           926,500
Issuance of shares of common stock in exchange for services                          40,560                --                --
Stock issuance costs                                                                (16,335)               --           (16,335)
Fair value of non-employee stock options grants                                      50,350                --            50,350
Amortization of deferred consulting fees                                                 --                --            20,117
Net loss                                                                                 --          (367,829)         (367,829)
                                                                              --------------   ---------------   ---------------

Balance, December 31, 2000                                                        1,094,868          (421,942)          665,533

Issuance of shares of common stock                                                   77,723                --            77,941
Issuance of shares of common stock and stock options for acquisition of
  subsidiary                                                                        736,000                --           738,000
Issuance of stock options                                                            15,000                --            15,000
Exercise of options                                                                 230,609                --           232,059
Fair value of non-employee stock options                                            323,250                --           323,250
Amortization of deferred consulting fees                                                 --                --            20,683
Net loss                                                                                 --        (1,052,299)       (1,052,299)
                                                                              --------------   ---------------   ---------------

Balance, December 31, 2001                                                        2,477,450        (1,474,241)        1,020,167

Issuance of shares of common stock                                                  687,223                --           690,600
Fair value of non-employee stock options                                             94,000                --            94,000
Salary due to shareholder contributed to capital                                     15,000                --            15,000
Return of shares of common stock related to purchase price adjustment              (353,000)               --          (354,000)
Net loss                                                                                 --        (1,195,753)       (1,195,753)
                                                                              --------------   ---------------   ---------------

Balance, December 31, 2002                                                        2,920,673        (2,669,994)          270,014


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                           Common Stock                                           Accumulated
                                                     --------------------------                    Additional     During the
                                                      Number of                    Consulting        Paid-In      Development
                                                       Shares          Amount         Fees           Capital         Stage
                                                     ------------   ------------   ------------   ------------    ------------
Issuance of shares of common stock                     22,512,764         22,512             --      1,387,109              --
Fair value of non-employee stock options                       --             --             --        213,300              --
Issuance of shares of common stock for services           143,000            143             --         23,857              --
Stock issuance costs                                           --             --             --        (49,735)             --
Net loss                                                       --             --             --             --      (1,107,120)
                                                     ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                             41,990,506         41,990             --      4,495,204      (3,777,114)


Stock issuance costs                                           --             --             --        (25,000)             --
Fair value of non-employee stock options                       --             --             --        493,600              --
issuance of shares of common stock                     18,600,000         18,600             --        939,881              --
Net loss                                                       --             --             --             --      (1,406,506)
                                                     ------------   ------------   ------------   ------------    ------------

Balance December 31, 2004                              60,590,506         60,590             --      5,903,685      (5,183,620)



Fair value of non-employee stock options                       --             --             --         55,000              --
Net loss for the three months ended March 31, 2005             --             --             --             --        (273,825)
                                                     ------------   ------------   ------------   ------------    ------------

Balance March 31, 2005                                 60,590,506   $     60,590   $         --   $  5,958,685    $ (5,457,445)
                                                     ============   ============   ============   ============    ============




                                                         Total
                                                      ------------
Issuance of shares of common stock                       1,409,621
Fair value of non-employee stock options                   213,300
Issuance of shares of common stock for services             24,000
Stock issuance costs                                       (49,735)
Net loss                                                (1,107,120)
                                                      ------------

Balance, December 31, 2003                                 760,080


Stock issuance costs                                       (25,000)
Fair value of non-employee stock options                   493,600
issuance of shares of common stock                         958,481
Net loss                                                (1,406,506)
                                                      ------------

Balance December 31, 2004                                  780,655



Fair value of non-employee stock options                    55,000
Net loss for the three months ended March 31, 2005        (273,825)
                                                      ------------

Balance March 31, 2005                                $    561,830
                                                      ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                        Three Months    Three Months
                                                         Cumulative         Ended          Ended
                                                           Since          March 31,       March 31,
                                                         Inception           2005           2004
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (5,457,445)   $   (273,825)   $   (466,873)
Adjustments to reconcile net loss to net cash
flows used in operating activities
Fair value of options issued in exchange for services      1,229,500          55,000         204,300
Salary due to stockholder contributed to capital              15,000              --              --
Amortization and depreciation                                424,140           2,678           1,269
Gain on disposition of assets                                 (4,722)             --              --
Stock issued in exchange for services                         60,960              --              --
Financing expenses paid directly from stock proceeds           5,270              --              --
Amortization of deferred consulting fees                      40,800              --              --
(Increase) decrease in assets
Receivables                                                  (36,295)         (8,352)        (12,534)
Inventory                                                    (40,765)        (20,342)        (36,483)
Prepaid expenses                                              (8,288)          1,523             967
Increase (decrease) in liabilities
Accounts payable and accrued expenses                         34,944          (8,385)         31,814
Deferred revenue                                               8,750          (3,750)         (3,750)
                                                        ------------    ------------    ------------

Net cash used in operating activities                     (3,728,151)       (255,453)       (281,290)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment                                (35,752)         (3,223)         (3,755)
Purchase of intangibles                                      (20,000)             --              --
Purchase of patent costs                                     (97,383)         (8,720)             --
Proceeds from sale of assets                                   6,737              --              --
                                                        ------------    ------------    ------------

Net cash used in investing activities                       (146,398)        (11,943)         (3,755)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                     4,091,447              --              --
Proceeds from exercise of stock options                      232,059              --              --
Proceeds from issuance of stock options                       15,000              --              --
Proceeds from short-term borrowings                           50,000              --              --
Stock issuance costs                                        (104,760)             --              --
                                                        ------------    ------------    ------------

Net cash provided by financing activities                  4,283,746              --              --
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             409,197        (267,396)       (285,045)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                               --         676,593         810,264
                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS -
END OF PERIOD                                           $    409,197    $    409,197    $    525,219
                                                        ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
     AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)


                                                                Three Months  Three Months
                                                 Cumulative       Ended          Ended
                                                   Since         March 31,      March 31,
                                                 Inception          2005           2004
                                                ------------    ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Return of shares of common stock related to
purchase price adjustment
Common stock                                    $     (1,000)   $         --   $         --
Additional paid-in capital                          (353,000)             --             --
                                                ------------    ------------   ------------

Intangible assets                               $   (354,000)   $         --   $         --
                                                ============    ============   ============

Issuance of common stock and stock options
for acquisition of subsidiary                   $    738,000    $         --   $         --
                                                ============    ============   ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the three months ending March 31, 2005, additional capitalized patent costs incurred amounted to $8,720. Amortization expense for patents for the three months ended March 31, 2005 and 2004 totaled $1,368 and $833.


NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2005 and 2004 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 5 - STOCK OPTIONS

In January 2004, in conjunction with three consulting agreements, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share, options to purchase 500,000 shares of common stock at an exercise price of $0.20 per share and options to purchase 3,056,662 shares of common stock (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 200,000 shares of common stock vested immediately and expire in ten years from the date of grant. The options to acquire 500,000 shares of common stock vested in six monthly installments beginning in January 2004 and expire in ten years from the date of grant. The options to purchase 3,056,662 shares of common stock expire in ten years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting at the quarter's end of each subsequent quarter until fully vested. 183,400 of such 3,056,662 options vested in the quarter ended March 31, 2005. In April 2005, the Board of Directors elected to fully vest the remaining 1,192,098 options. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $20,000 and $33,400 for the three months ended March 31, 2005 and 2004.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - STOCK OPTIONS (Continued)

In April 2004, in conjunction with consulting contracts, the Company granted options to purchase 1,700,000 shares of common stock and 800,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400 and $-0-for the three months ended March 31, 2005 and 2004.

In April 2004, the Company granted an employee options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued to employees during the three months ended March 31, 2005. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and risk-free interest rate of 5% for the three ended March 31, 2005. There were no options issued for the three months ended March 31, 2004.

                                                Three Months Ended
                                                  March 31, 2005
                                               ----------------------

Net loss                As reported                     $ 273,825
                        Pro forma                       $ 312,025

Net loss per share      As reported                     $      --
                        Pro forma                       $    0.01


NOTE 6 - RELATED PARTIES

The Company's office is owned by its President and Chief Executive Officer. No lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $2,842 and $3,125 for the three months ended March 31, 2005 and 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management's Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the three month period ended March 31, 2005 included herein and our audited financial statements and notes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

We offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology and receive royalty payments, and sell to the same companies inks that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogone et Grasset, and Paul Son) and CoPAG U.S.A. Inc. these agreements are still in effect. In addition, we supply technology for the protection of slot tickets from fraud.

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

We are currently exploring the uses of our technologies in general industry and government. We, whenever possible, will use licensees and strategic partners that currently service those industries who will pay royalties and/or a share of the revenues/profits from their use of our technology.

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to fully implement our strategy, it may be necessary for us to raise additional capital. There can be no assurances that such capital will be available and, if available, or that we will be able to secure such capital on acceptable terms.


Comparison of the Three Month Period Ended March 31, 2005 and March 31, 2004.

Results of Operations

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

For the three months ended March 31, 2005, we had sales and royalties revenues of $63,709, as compared to sales and royalties revenues of $29,881 for the three months ending March 31, 2004, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos.

Our research and development costs, which also include the cost of products sold, aggregated approximately $61,396 for the three months ended March 31, 2005 as compared to $91,531 for the three months ended March 31, 2004, a decrease of $30,135. Last year expenses included a non cash item of $85,300 related to the issuance of stock options. For the three months ended March 31, 2005 costs of products sold are higher as a result of the increased sales in 2005.

Our legal and accounting costs aggregated approximately $19,782 for the three months ended March 31, 2005 as compared to $92,699 for the three months ended March 31, 2004, representing a decrease of $79,917. Included in the expenses for last year was the cost for preparation of a proxy for a special shareholders meeting. We did not have that cost for the current year.

Our sales and marketing costs aggregated $177,336 for the three months ended March 31, 2005 as compared to $252,317 for the three months ended March 31, 2004, representing a decrease of $74,981.

Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2005 and 2004 stock options was $42,700 and $119,000, which are non cash expenses.

Our general and administrative costs aggregated $81,448 for the three months ended March 31, 2005 as compared to $60,911 for the three months ended March 31, 2004, representing an increase of $20,537. Included in general and administrative expenses is the value assigned to stock options during the three months ended March 31, 2005 of $12,300, which is a non cash expense.

Liquidity and Capital Resources

We decreased our cash balance position by $267,396, from a cash balance at December 31, 2004 of $676,593 to a cash balance of $409,197 at March 31, 2005. Working capital at March 31, 2005 was $450,852, representing a decrease in working capital of $228,900 from December 31, 2004. This decrease in cash and working capital relates principally to the cash portion of our net loss for three months ended March 31, 2005 and the cost of new patents and fixed asset purchases, reduced by increases in receivables and inventory and a reduction in current liabilities.

Our cash flow from operations since inception has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development.
 If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

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


Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3 - Controls and Procedures

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

(A)   Exhibits

10.1 Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S. A., dated October 15, 2003

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------------
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

(B) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the period covered by this report.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LaserLock Technologies, Inc.
                                            ----------------------------
                                            (Registrant)



Date:                                   By: /s/Norman Gardner
                                            ----------------------------
                                            Norman Gardner
                                            President and CEO