Form 10QSB
period 2005-06-30
LASERLOCK TECHNOLOGIES INC
filed 2005-08-12
CIK 1104038

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _________________



                         Commission file number 0-31927


                          LASERLOCK TECHNOLOGIES, INC.
            --------------------------------------------------------
           (Exact Name of Small Business as Specified in its Charter)


           NEVADA                                      23-3023677
-------------------------------               -----------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)



                      837 Lindy Lane, Bala Cynwyd, PA 19004
                      -------------------------------------
                    (Address of Principal Executive Offices)



                                 (610) 668-1952
                          ---------------------------
                          (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   |X|                        No     |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                 Outstanding at June 30, 2005
     --------------------------                    ----------------------------

     Common Stock, no par value                             60,590,506
                                                            ----------

Transitional Small Business Disclosure Form (check one):

                  Yes   |X|                        No     |_|

                          LASERLOCK TECHNOLOGIES, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets
        at June 30, 2005 and December 31, 2004                                    1

        Unaudited Consolidated Statements of Operations for the
        three and six months ended June 30, 2005 and 2004                         2

        Unaudited Consolidated Statements of Changes in Stockholders' Equity
        for the six months ended June 30, 2005                                  3 - 4

        Unaudited Consolidated Statements of Cash Flows
        for the six months ended June 30, 2005 and 2004                         5 - 6

        Notes to Unaudited Consolidated Financial Statements                    7 - 10


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                               11 - 15


Item 3. Controls and Procedures                                                   16



                    PART II
               OTHER INFORMATION


Item 1. Legal Proceedings                                                         17

Item 6. Exhibits and Reports on Form 8-K                                       18 - 19

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                        June 30,      December 31,
                                                          2005            2004
                                                      ------------    ------------
                                                       (Unaudited)      (Audited)
ASSETS

Current Assets
Cash and cash equivalents                             $    214,832    $    676,593
Receivables                                                 31,794          27,942
Inventory                                                   52,065          20,423
Prepaid expenses                                             6,766           9,812
                                                      ------------    ------------

Total Current Assets                                       305,457         734,770
                                                      ------------    ------------

Property and Equipment
Capital equipment                                           32,604          29,381
Less accumulated depreciation                               10,585           7,965
                                                      ------------    ------------
                                                            22,019          21,416
                                                      ------------    ------------

Patent costs, net of accumulated amortization of
$11,773 as of June 30, 2005 and $8,366 as of
December 31, 2004                                          104,064          80,297
                                                      ------------    ------------

TOTAL ASSETS                                          $    431,540    $    836,483
                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                 $     81,701    $     43,328
Deferred revenue                                             5,000          12,500
                                                      ------------    ------------

Total Current Liabilities                                   86,701          55,828
                                                      ------------    ------------


STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
authorized, no shares issued and outstanding                    --              --
Common Stock, $.001 par value; 250,000,000 shares
authorized, 60,590,506 shares outstanding at
June 30, 2005 and December 31, 2004                         60,590          60,590
Additional paid-in capital                               6,125,365       5,903,685
Deficit accumulated during the development stage        (5,841,116)     (5,183,620)
                                                      ------------    ------------
                                                           344,839         780,655
                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    431,540    $    836,483
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                     Three Months    Three Months     Six Months      Six Months
                                      Cumulative        Ended           Ended           Ended           Ended
                                        Since          June 30,        June 30,        June 30,        June 30,
                                       Inception         2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------    ------------
REVENUES
Sales                                $    160,888    $     13,823    $      6,335    $     36,518    $     20,795
Royalties                                 268,095          43,041          10,648          84,055          26,069
                                     ------------    ------------    ------------    ------------    ------------
Total revenues                            428,983          56,864          16,983         120,573          46,864
                                     ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
Research and development                  855,943          14,077         105,514          75,473         197,045
Patent costs                               50,989              --              --              --              --
Legal and accounting                      633,670          40,142          14,762          59,924         107,461
Sales and marketing                     2,950,214         221,167         155,261         398,503         407,578
General and administrative              1,977,529         166,938         118,958         248,386         179,869
                                     ------------    ------------    ------------    ------------    ------------
Total costs and expenses                6,468,345         442,324         394,495         782,286         891,953
                                     ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME               (6,039,362)       (385,460)       (377,512)       (661,713)       (845,089)

OTHER INCOME (EXPENSE)
Interest income                            57,794           1,789             673           4,217           1,377
Interest expense                          (29,270)             --              --              --              --
Gain on disposition of assets               4,722              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT         (6,006,116)       (383,671)       (376,839)       (657,496)       (843,712)

INCOME TAX BENEFIT                        165,000              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                             $ (5,841,116)   $   (383,671)   $   (376,839)   $   (657,496)   $   (843,712)
                                     ============    ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                              60,590,506      50,462,814      60,590,506      46,226,660
                                                     ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                         $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005


                                                                                              Common Stock
                                                                                     ----------------------------
                                                                                       Number of                     Consulting
                                                                                        Shares          Amount           Fees
                                                                                     ------------    ------------    ------------
Issuance of initial 4,278,000 shares on November 10, 1999                               4,278,000    $      4,278    $         --
Issuance of shares of common stock in exchange for services                             1,232,000           1,232              --
Issuance of shares of common stock                                                      2,090,000           2,090              --
Stock issuance costs                                                                           --              --              --
Net loss                                                                                       --              --              --
                                                                                     ------------    ------------    ------------

Balance, December 31, 1999                                                              7,600,000           7,600              --

Issuance of shares of common stock                                                      5,449,999           5,450              --
Issuance of shares of common stock in exchange for services                               240,000             240         (40,800)
Stock issuance costs                                                                           --              --              --
Fair value of non-employee stock options grants                                                --              --              --
Amortization of deferred consulting fees                                                       --              --          20,117
Net loss                                                                                       --              --              --
                                                                                     ------------    ------------    ------------

Balance, December 31, 2000                                                             13,289,999          13,290         (20,683)

Issuance of shares of common stock                                                        217,500             218              --
Issuance of shares of common stock and stock options for acquisition of subsidiary      2,000,000           2,000              --
Issuance of stock options                                                                      --              --              --
Exercise of options                                                                     1,450,368           1,450              --
Fair value of non-employee stock options                                                       --              --              --
Amortization of deferred consulting fees                                                       --              --          20,683
Net loss                                                                                       --              --              --
                                                                                     ------------    ------------    ------------

Balance, December 31, 2001                                                             16,957,867          16,958              --

Issuance of shares of common stock                                                      3,376,875           3,377              --
Fair value of non-employee stock options                                                       --              --              --
Salary due to shareholder contributed to capital                                               --              --              --
Return of shares of common stock related to purchase price adjustment                  (1,000,000)         (1,000)             --
Net loss                                                                                       --              --              --
                                                                                     ------------    ------------    ------------

Balance, December 31, 2002                                                             19,334,742          19,335              --

                                                                                                    Accumulated
                                                                                      Additional    During the
                                                                                       Paid-In      Development
                                                                                       Capital          Stage          Total
                                                                                    ------------    ------------    ------------
Issuance of initial 4,278,000 shares on November 10, 1999                           $     16,595    $         --    $     20,873
Issuance of shares of common stock in exchange for services                               35,728              --          36,960
Issuance of shares of common stock                                                        60,610              --          62,700
Stock issuance costs                                                                     (13,690)             --         (13,690)
Net loss                                                                                      --         (54,113)        (54,113)
                                                                                    ------------    ------------    ------------

Balance, December 31, 1999                                                                99,243         (54,113)         52,730

Issuance of shares of common stock                                                       921,050              --         926,500
Issuance of shares of common stock in exchange for services                               40,560              --              --
Stock issuance costs                                                                     (16,335)             --         (16,335)
Fair value of non-employee stock options grants                                           50,350              --          50,350
Amortization of deferred consulting fees                                                      --              --          20,117
Net loss                                                                                      --        (367,829)       (367,829)
                                                                                    ------------    ------------    ------------

Balance, December 31, 2000                                                             1,094,868        (421,942)        665,533

Issuance of shares of common stock                                                        77,723              --          77,941
Issuance of shares of common stock and stock options for acquisition of subsidiary       736,000              --         738,000
Issuance of stock options                                                                 15,000              --          15,000
Exercise of options                                                                      230,609              --         232,059
Fair value of non-employee stock options                                                 323,250              --         323,250
Amortization of deferred consulting fees                                                      --              --          20,683
Net loss                                                                                      --      (1,052,299)     (1,052,299)
                                                                                    ------------    ------------    ------------

Balance, December 31, 2001                                                             2,477,450      (1,474,241)      1,020,167

Issuance of shares of common stock                                                       687,223              --         690,600
Fair value of non-employee stock options                                                  94,000              --          94,000
Salary due to shareholder contributed to capital                                          15,000              --          15,000
Return of shares of common stock related to purchase price adjustment                   (353,000)             --        (354,000)
Net loss                                                                                      --      (1,195,753)     (1,195,753)
                                                                                    ------------    ------------    ------------

Balance, December 31, 2002                                                             2,920,673      (2,669,994)        270,014



          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
      FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005

                                                        Common Stock                                           Accumulated
                                                  ---------------------------                   Additional     During the
                                                   Number of                    Consulting       Paid-In       Development
                                                     Shares         Amount         Fees          Capital           Stage
                                                  ------------   ------------   ------------   ------------    ------------
Issuance of shares of common stock                  22,512,764         22,512             --      1,387,109              --
Fair value of non-employee stock options                    --             --             --        213,300              --
Issuance of shares of common stock for services        143,000            143             --         23,857              --
Stock issuance costs                                        --             --             --        (49,735)             --
Net loss                                                    --             --             --             --      (1,107,120)
                                                  ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                          41,990,506         41,990             --      4,495,204      (3,777,114)


Stock issuance costs                                        --             --             --        (25,000)             --
Fair value of non-employee stock options                    --             --             --        493,600              --
Issuance of shares of common stock                  18,600,000         18,600             --        939,881              --
Net loss                                                    --             --             --             --      (1,406,506)
                                                  ------------   ------------   ------------   ------------    ------------

Balance December 31, 2004 (AUDITED)                 60,590,506         60,590             --      5,903,685      (5,183,620)

                                                                                               ------------    ------------
Fair value of non-employee stock options                    --             --             --        221,680              --
Net loss for the six months ended June 30, 2005             --             --             --             --        (657,496)
                                                  ------------   ------------   ------------   ------------    ------------

Balance June 30, 2005 (UNAUDITED)                   60,590,506   $     60,590   $         --   $  6,125,365    $ (5,841,116)
                                                  ============   ============   ============   ============    ============



                                                       Total
                                                   ------------
Issuance of shares of common stock                    1,409,621
Fair value of non-employee stock options                213,300
Issuance of shares of common stock for services          24,000
Stock issuance costs                                    (49,735)
Net loss                                             (1,107,120)
                                                   ------------

Balance, December 31, 2003                              760,080


Stock issuance costs                                    (25,000)
Fair value of non-employee stock options                493,600
Issuance of shares of common stock                      958,481
Net loss                                             (1,406,506)
                                                   ------------

Balance December 31, 2004 (AUDITED)                     780,655

                                                   ------------
Fair value of non-employee stock options                221,680
Net loss for the six months ended June 30, 2005        (657,496)
                                                   ------------

Balance June 30, 2005 (UNAUDITED)                  $    344,839
                                                   ============



          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                         Six Months       Six Months
                                                         Cumulative        Ended            Ended
                                                           Since          June 30,         June 30,
                                                         Inception          2005            2004
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (5,841,116)   $   (657,496)   $   (843,712)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services      1,396,180         221,680         356,400
Amortization and depreciation                                427,489           6,027           3,070
Gain on disposition of assets                                 (4,722)             --              --
Financing expenses paid directly from stock proceeds           5,270              --              --
Stock issued in exchange for services                         60,960              --
Amortization of deferred consulting fees                      40,800              --              --
Salary due to stockholder contributed to capital              15,000              --
(Increase) decrease in assets
Receivables                                                  (31,794)         (3,852)         (5,302)
Inventory                                                    (52,065)        (31,642)        (37,803)
Prepaid expenses                                              (6,766)          3,046          (1,018)
Increase (decrease) in liabilities
Accounts payable and accrued expenses                         81,702          38,373           6,555
Deferred revenue                                               5,000          (7,500)         (7,500)
                                                        ------------    ------------    ------------

Net cash used in operating activities                     (3,904,062)       (431,364)       (529,310)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (35,752)         (3,223)         (8,682)
Purchase of intangibles                                      (20,000)             --              --
Purchase/capitalization of patent costs                     (115,837)        (27,174)         (9,325)
Proceeds from sale of assets                                   6,737              --              --
                                                        ------------    ------------    ------------

Net cash used in investing activities                       (164,852)        (30,397)        (18,007)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                     4,091,447              --         958,481
Proceeds from exercise of stock options                      232,059              --              --
Proceeds from issuance of stock options                       15,000              --              --
Proceeds from short-term borrowings                           50,000              --              --
Stock issuance costs                                        (104,760)             --         (25,000)
                                                        ------------    ------------    ------------

Net cash provided by financing activities                  4,283,746              --         933,481
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             214,832        (461,761)        386,164

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                               --         676,593         810,264
                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS -
END OF PERIOD                                           $    214,832    $    214,832    $  1,196,428
                                                        ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                 Six Months     Six Months
                                                 Cumulative        Ended           Ended
                                                   Since          June 30,       June 30,
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

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

Recently Issued Accounting Pronouncements
In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer.

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

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





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


NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the six months ending June 30, 2005, additional capitalized patent costs incurred amounted to $27,174. Amortization expense for patents was $2,039 and $3,407 for the three months and six months ended June 30, 2005, and was $1,107 and $1,941 for the three months and six months ended June 30, 2004.


NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months and six months ended June 30, 2005 and 2004 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 5 - STOCK OPTIONS

 In January 2004, in conjunction with three consulting agreements, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share, options to purchase 500,000 shares of common stock at an exercise price of $0.20 per share and options to purchase 3,056,662 shares of common stock (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 200,000 shares of common stock vested immediately and expire in ten years from the date of grant. The options to acquire 500,000 shares of common stock vested in six monthly installments beginning in January 2004 and expire in ten years from the date of grant. The options to purchase 3,056,662 shares of common stock expire in ten years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting at the quarter's end of each subsequent quarter until fully vested. The remaining 1,192,098 options vested in the three months ended June 30, 2005, in accordance with an April 2005 Board of Directors action. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $114,200 and $134,200 for the three months and six ended June 30, 2005, and $118,700 and $313,000 for the three and six months ended June 30, 2004.

 In April 2004, in conjunction with consulting contracts, the Company granted options to purchase 1,700,000 shares of common stock and 800,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400 and $66,800 for the three months and six months ended June 30, 2005, and $33,400 for the three months and six months ended June 30, 2004.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE 5 - STOCK OPTIONS (Continued)

In January 2005, in conjunction with two consulting contracts, the Company granted options to purchase 500,000 shares of common stock at an exercise price of $0.09 per share, expiring in January 2010, and vesting in three annual installments commencing January 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $1,600 and $3,200 for the three months and six months ended June 30, 2005, and $-0- for the three months and six months ended June 30, 2004.

In April 2005, in conjunction with three consulting contracts, the Company granted options to purchase 650,000 shares of common stock at an exercise price of $0.075 per share, expiring in April 2010; 450,000 options vested immediately, while the other 200,000 vest 20% annually through April 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $17,480 for the three months and six months ended June 30, 2005, and $-0- for the three months and six months ended June 30, 2004.

In April 2004, the Company granted an employee options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

In April 2005, the Company granted an employee options to purchase 450,000 shares of common stock at an exercise price of $0.075 per share, expiring in April 2010, fully vesting immediately.

                                               Three Months Ended June 30,              Six Months Ended June 30,
                                              ----------------------------------     -------------------------------
                                                  2005                2004               2005             2004
                                              --------------      --------------     -------------    --------------
      Net loss               As reported          $(383,671)         $ (376,839)       $ (657,496)       $ (843,712)
                             Pro forma            $(434,171)         $ (410,239)       $ (746,196)       $ (877,112)

      Net loss per share     As reported            $ (0.01)            $ (0.01)          $ (0.01)          $ (0.02)
                             Pro forma              $ (0.01)            $ (0.01)          $ (0.01)          $ (0.02)


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued to employees during the three months ended March 31, 2005. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and risk-free interest rate of 5% for the three and six months ended June 30, 2005 and 2004.

                          LASERLOCK TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





 NOTE 6 - RELATED PARTIES

The Company's office is owned by its President and Chief Executive Officer. No lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $2,515 and $5,357 for the three months and six months ended June 30, 2005, and $2,054 and $3,404 for the three months and six months ended June 30, 2004.

                          LASERLOCK TECHNOLOGIES, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management's Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the six month period ended June 30, 2005 included herein and our audited financial statements and notes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

We offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology and receive royalty payments, and sell to the same companies inks and pigments that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogone et Grasset, and Paul Son) and CoPAG U.S.A. Inc. these agreements are still in effect. In addition, we supply technology for the protection of slot tickets from fraud.

We have also made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. ("Ambient"), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. Although no advertising sales have been consummated, Ambient has informed the Company that it is not unusual for a new advertising media, such as slot ticket, to take a long time to be implemented and that they remain optimistic about the potential for advertising sales. Ambient and the Company are also currently exploring the potential of selling advertising on lottery tickets.

In January 2005, we entered into an agreement with Enigima Importacao e Exportacco Ltdn. ("Enigma"), in which we granted Enigima four, three-month options, to develop in Brazil uses for our pending patent. During each option period Enigima will pay us a fee and purchase product to be used in testing and development of the products. At the end of the option period Enigima has the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty.

In February 2005 we entered into a six-month agreement with the Nicolette Consulting Group Limited ("NCG") utilizing the services of Thomas A. Nicolette, its principal. The agreement anticipated that NCG would mainly provide sales and marketing services to the Company. During the initial term these services were expanded to include strategic planning and the longer term objectives. In July 2005, the contract was extended for a further six months with the understanding that Mr. Nicolette would, in addition to his sales and marketing services, provide services similar to those of a senior executive, although he would not be an officer of the Company.

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

We are currently exploring the uses of our technologies in general industry and government. We, whenever possible will use licenses and strategic partners that currently service those industries who will pay royalties and/or a share of the revenues/profits from their use of our technology.

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to fully implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.


Results of Operations

Comparison of the Three Month Period Ended June 30, 2005 and June 30, 2004.

Since we currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the future due to our attempts to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended June 30, 2005, we had sales and royalty revenues of $56,864, as compared to revenues of $16,983 for the three months ending June 30, 2004, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos. Most of the major casino's opened in the United States in 2005 used some of our technology.

Our research and development costs, which also include the minimal cost of products sold, aggregated $14,077 for the three months ended June 30, 2005 as compared to $105,514 for the three months ended June 30, 2004, a decrease of $91,437. Last year expenses included a non-cash item of $85,300 related to the issuance of stock options. Our 2005 stock option expense was $380.

Our legal and accounting costs aggregated $40,142 for the three months ended June 30, 2005 as compared to $14,762 for the three months ended June 30, 2004, an increase of $25,380. During the current three months both accounting and legal fees were higher than during the same period in the prior year. Year to date expenses are less than during the same period in the prior year.


Results of Operations (continued)

Our sales and marketing costs aggregated $221,167 for the three months ended June 30, 2005 as compared to $155,261 for the three months ended June 30, 2004, an increase of $65,906.

Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2005 and 2004 stock options was $154,000 and $56,100, respectively, which are non-cash expenses. Fees paid to outside consultants were reduced during the current year as a result of consolidating some sales and marketing services with NCG and its principal, Tom Nicolette.

Our general and administrative costs aggregated $166,938 for the three months ended June 30, 2005 as compared to $118,958 for the three months ended June 30, 2004, an increase of $47,980. Included in general and administrative expenses is the value assigned to stock options during the three months ended June 30, 2005 of $12,300 as compared to $10,700 during the same period in the prior year, both of which are non cash expenses. Generally, cash expenses in most categories were higher in the current year as compared to last year.


Comparison of the Six Month Period Ended June 30, 2005 and June 30, 2004.

Since we currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the future due to our attempts to cultivate business relationships over the past year.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the six months ended June 30, 2005, we had sales and royalty revenues of $120,573, as compared to revenues of $46,864 for the six months ending June 30, 2004, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos. Most of the major casino's opened in the United States in 2005 used some of our technology.

Our research and development costs, which also include the minimal cost of products sold, aggregated $75,473 for the six months ended June 30, 2005 as compared to $197,045 for the six months ended June 30, 2004, a decrease of $121,572. Last year expenses included a non-cash item of $170,600 related to the issuance of stock options. Our 2005 stock option expense was $380. For the six months ended June 30, 2005 the cost of products sold were higher as a result of the increased sales, accounting for substantially all of the remaining increase in this category.

Our legal and accounting costs aggregated approximately $59,924 for the six months ended June 30, 2005 as compared to $107,461 for the six months ended June 30, 2004, a decrease of $47,537. Included in the expenses for last year was the cost for preparation of a proxy for a special shareholders meeting. We did not have these costs for the current year.

Our sales and marketing costs aggregated $398,503 for the six months ended June 30, 2005 as compared to $407,578 for the six months ended June 30, 2004, a decrease of $9,075.

Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2005 and 2004 stock options was $196,700 and $175,100, respectively, which are non-cash expenses. Fees paid to outside consultants were reduced during the current year as a result of consolidating some sales and marketing services with the hiring of NCG and its principal, Tom Nicolette.

Our general and administrative costs aggregated $248,386 for the six months ended June 30, 2005 as compared to $179,869 for the six months ended June 30, 2004, an increase of $68,517. Included in general and administrative expenses is the value assigned to stock options during the six months ended June 30, 2005 and 2004 of $24,600 and $10,700, respectively, which are non cash expenses. Generally during the current year increased expenses were incurred in most categories and increased fees were paid to consultants.


Liquidity and Capital Resources

We decreased our cash balance by $461,761, from $676,593 at December 31, 2004 to $214,832 at June 30, 2005. Working capital at June 30, 2005 was $218,756, a decrease of $460,186 from December 31, 2004. The decrease in working capital relates principally to the cash portion of our net loss for six months ended June 30, 2005, the cost of new patents, fixed asset purchases and a reduction in prepaid expenses and an increase in current liabilities, reduced by increases in receivables and inventory.

Our cash flow from operations since inception has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year. We continue to evaluate and monitor our ongoing expenses. Our cash flow used in operations for the six months ended June 30, 2005 was $431,364, a reduction of $97,946 from the same period last year.

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

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. We expect to expend between $150,000 and $300,000 in cash on our research and development program for fiscal 2005. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

We have plans to increase the number of employees and/or independent contractors we employ at this time contingent upon our ability to have sufficient funds to achieve our goals. We intend to license or use third parties to manufacture all of our products, and do not believe that we will be making any significant plant or equipment purchases during the coming year.

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

                                                LaserLock Technologies, Inc.
                                                ----------------------------
                                                (Registrant)



Date: August 12, 2005                       By: /s/Norman Gardner
                                                -----------------
                                                Norman Gardner
                                                President and CEO