Form 10QSB
period 2005-09-30
LASERLOCK TECHNOLOGIES INC
filed 2005-11-14
CIK 1104038

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to ___________________



                         Commission file number 0-31927


                          LASERLOCK TECHNOLOGIES, INC.
            --------------------------------------------------------
           (Exact Name of Small Business as Specified in its Charter)


             NEVADA                                      23-3023677
-------------------------------             -----------------------------------
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

                  Yes      X               No
                        -------                -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                         Outstanding at September 30, 2005
     --------------------------            -------------------------------------
     Common Stock, no par value                          60,590,506
                                                         ----------

Transitional Small Business Disclosure Form (check one):

                  Yes      X               No
                        -------                -------

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
            September 30, 2005 and December 31, 2004                                 1

          Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2005 and 2004 and the Period
            November 10, 1999 (Date of Inception) to September 30, 2005
            (Unaudited)                                                              2

          Consolidated Statements of Changes in Stockholders' Equity for the
            Period November 10, 1999 (Date of Indeption) to September 30, 2005     3 - 4

          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2005 and 2004 and the Period
            November 10, 1999 (Date of Inception) to September 30, 2005
            (Unaudited)                                                            5 - 6

          Notes to Consolidated Financial Statements (Unaudited)                   7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                              11 - 15

Item 3.   Controls and Procedures                                                    16

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings                                                          17

Item 6.   Exhibits and Reports on Form 8-K                                        18 - 19

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004



                                                        September 30,    December 31,
                                                           2005             2004
                                                        -----------      -----------
                                                        (Unaudited)       (Audited)
ASSETS

Current Assets
Cash and cash equivalents                               $    76,862      $   676,593
Receivables                                                  10,533           27,942
Inventory                                                    39,814           20,423
Prepaid expenses                                               --              9,812
                                                        -----------      -----------

Total Current Assets                                        127,209          734,770
                                                        -----------      -----------
Property and Equipment
Capital equipment                                            32,701           29,381
Less:  Accumulated depreciation                              11,899            7,965
                                                        -----------      -----------
                                                             20,802           21,416
                                                        -----------      -----------
Patent costs, net of accumulated amortization of
$13,682 as of June 30, 2005 and $8,366 as of
December 31, 2004                                           116,111           80,297
                                                        -----------      -----------

TOTAL ASSETS                                            $   264,122      $   836,483
                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                   $   152,116      $    43,328
Deferred revenue                                             14,465           12,500
                                                        -----------      -----------

Total Current Liabilities                                   166,581           55,828
                                                        -----------      -----------

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 75,000,000 shares
authorized, no shares issued and outstanding                   --               --
Common Stock, $.001 par value; 250,000,000 shares
authorized, 60,590,506 shares outstanding at
September 30, 2005 and December 31, 2004                     60,590           60,590
Additional paid-in capital                                6,160,445        5,903,685
Deficit accumulated during the development stage         (6,123,494)      (5,183,620)
                                                        -----------      -----------
                                                             97,541          780,655
                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   264,122      $   836,483
                                                        ===========      ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                         Three Months      Three Months       Nine Months       Nine Months
                                        Cumulative          Ended             Ended              Ended            Ended
                                          Since          September 30,     September 30,      September 30,    September 30,
                                        Inception            2005              2004              2005              2004
                                       ------------      ------------      ------------      ------------      ------------
REVENUES
Sales                                  $    167,215      $      6,327      $     34,552      $     42,845      $     55,347
Royalties                                   308,865            40,770            10,507           124,825            36,576
                                       ------------      ------------      ------------      ------------      ------------
Total revenues                              476,080            47,097            45,059           167,670            91,923
                                       ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES
Research and development                    884,476            28,533            84,071           104,006           287,616
Patent costs                                 50,989              --                --                --                --
Legal and accounting                        675,892            42,222            19,580           102,146           127,041
Sales and marketing                       3,205,273           241,085           172,591           639,588           580,169
General and administrative                1,982,216            18,661            84,988           267,047           286,307
                                       ------------      ------------      ------------      ------------      ------------
Total costs and expenses                  6,798,846           330,501           361,230         1,112,787         1,281,133
                                       ------------      ------------      ------------      ------------      ------------

LOSS BEFORE OTHER INCOME                 (6,322,766)         (283,404)         (316,171)         (945,117)       (1,189,210)

OTHER INCOME (EXPENSE)
Interest income                              58,820             1,026             2,029             5,243             3,406
Interest expense                            (29,270)             --                --                --                --
Gain on disposition of assets                 4,722              --                --                --                --
                                       ------------      ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAX BENEFIT           (6,288,494)         (282,378)         (314,142)         (939,874)       (1,185,804)

INCOME TAX BENEFIT                          165,000              --                --                --                --
                                       ------------      ------------      ------------      ------------      ------------

NET LOSS                               $ (6,123,494)     $   (282,378)     $   (314,142)     $   (939,874)     $ (1,185,804)
                                       ============      ============      ============      ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                  60,590,506        60,590,506        60,590,506        51,049,557
                                                         ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                             $      (0.00)     $      (0.01)     $      (0.02)     $      (0.02)
                                                         ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

                                                                                 Common Stock
                                                                          ---------------------------
                                                                           Number of                        Consulting
                                                                            Shares           Amount            Fees
                                                                          -----------      -----------      -----------
Issuance of initial 4,278,000 shares on November 10, 1999                   4,278,000      $     4,278      $      --
Issuance of shares of common stock in exchange for services                 1,232,000            1,232             --
Issuance of shares of common stock                                          2,090,000            2,090             --
Stock issuance costs                                                             --               --               --
Net loss                                                                         --               --               --
                                                                          -----------      -----------      -----------

Balance, December 31, 1999                                                  7,600,000            7,600             --

Issuance of shares of common stock                                          5,449,999            5,450             --
Issuance of shares of common stock in exchange for services                   240,000              240          (40,800)
Stock issuance costs                                                             --               --               --
Fair value of non-employee stock options grants                                  --               --               --
Amortization of deferred consulting fees                                         --               --             20,117
Net loss                                                                         --               --               --
                                                                          -----------      -----------      -----------

Balance, December 31, 2000                                                 13,289,999           13,290          (20,683)

Issuance of shares of common stock                                            217,500              218             --
Issuance of shares of common stock and stock options for
acquisition of subsidiary                                                   2,000,000            2,000             --
Issuance of stock options                                                        --               --               --
Exercise of options                                                         1,450,368            1,450             --
Fair value of non-employee stock options                                         --               --               --
Amortization of deferred consulting fees                                         --               --             20,683
Net loss                                                                         --               --               --
                                                                          -----------      -----------      -----------

Balance, December 31, 2001                                                 16,957,867           16,958             --

Issuance of shares of common stock                                          3,376,875            3,377             --
Fair value of non-employee stock options                                         --               --               --
Salary due to shareholder contributed to capital                                 --               --               --
Return of shares of common stock related to purchase price adjustment      (1,000,000)          (1,000)            --
Net loss                                                                         --               --               --
                                                                          -----------      -----------      -----------

Balance, December 31, 2002                                                 19,334,742      $    19,335      $      --

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the
                                                                             Paid-In        Development
                                                                             Capital           Stage             Total
                                                                            -----------      -----------      -----------
Issuance of initial 4,278,000 shares on November 10, 1999                   $    16,595      $      --        $    20,873
Issuance of shares of common stock in exchange for services                      35,728             --             36,960
Issuance of shares of common stock                                               60,610             --             62,700
Stock issuance costs                                                            (13,690)            --            (13,690)
Net loss                                                                           --            (54,113)         (54,113)
                                                                            -----------      -----------      -----------

Balance, December 31, 1999                                                       99,243          (54,113)          52,730

Issuance of shares of common stock                                              921,050             --            926,500
Issuance of shares of common stock in exchange for services                      40,560             --               --
Stock issuance costs                                                            (16,335)            --            (16,335)
Fair value of non-employee stock options grants                                  50,350             --             50,350
Amortization of deferred consulting fees                                           --               --             20,117
Net loss                                                                           --           (367,829)        (367,829)
                                                                            -----------      -----------      -----------

Balance, December 31, 2000                                                    1,094,868         (421,942)         665,533

Issuance of shares of common stock                                               77,723             --             77,941
Issuance of shares of common stock and stock options for
acquisition of subsidiary                                                       736,000             --            738,000
Issuance of stock options                                                        15,000             --             15,000
Exercise of options                                                             230,609             --            232,059
Fair value of non-employee stock options                                        323,250             --            323,250
Amortization of deferred consulting fees                                           --               --             20,683
Net loss                                                                           --         (1,052,299)      (1,052,299)
                                                                            -----------      -----------      -----------

Balance, December 31, 2001                                                    2,477,450       (1,474,241)       1,020,167

Issuance of shares of common stock                                              687,223             --            690,600
Fair value of non-employee stock options                                         94,000             --             94,000
Salary due to shareholder contributed to capital                                 15,000             --             15,000
Return of shares of common stock related to purchase price adjustment          (353,000)            --           (354,000)
Net loss                                                                           --         (1,195,753)      (1,195,753)
                                                                            -----------      -----------      -----------

Balance, December 31, 2002                                                  $ 2,920,673      $(2,669,994)     $   270,014

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


                                                                        Common Stock
                                                          ---------------------------
                                                           Number of                  Consulting
                                                            Shares           Amount      Fees
                                                          -----------     -----------     ---
Issuance of shares of common stock                         22,512,764     $    22,512     $--
Fair value of non-employee stock options                         --              --        --
Issuance of shares of common stock for services               143,000             143      --
Stock issuance costs                                             --              --        --
Net loss                                                         --              --        --
                                                          -----------     -----------     ---

Balance, December 31, 2003                                 41,990,506          41,990      --


Stock issuance costs                                             --              --        --
Fair value of non-employee stock options                         --              --        --
Issuance of shares of common stock                         18,600,000          18,600      --
Net loss                                                         --              --        --
                                                          -----------     -----------     ---

Balance December 31, 2004 (Audited)                        60,590,506          60,590      --


Fair value of non-employee stock options                         --              --        --
Net loss for the nine months ended September 30, 2005            --              --        --
                                                          -----------     -----------     ---

Balance September 30, 2005 (Unaudited)                     60,590,506     $    60,590     $--
                                                          ===========     ===========     ===

                                                                             Deficit
                                                                           Accumulated
                                                           Additional       During the
                                                            Paid-In        Development
                                                            Capital           Stage             Total
                                                           -----------      -----------      -----------
Issuance of shares of common stock                         $ 1,387,109      $      --        $ 1,409,621
Fair value of non-employee stock options                       213,300             --            213,300
Issuance of shares of common stock for services                 23,857             --             24,000
Stock issuance costs                                           (49,735)            --            (49,735)
Net loss                                                          --         (1,107,120)      (1,107,120)
                                                           -----------      -----------      -----------

Balance, December 31, 2003                                   4,495,204       (3,777,114)         760,080


Stock issuance costs                                           (25,000)            --            (25,000)
Fair value of non-employee stock options                       493,600             --            493,600
Issuance of shares of common stock                             939,881             --            958,481
Net loss                                                          --         (1,406,506)      (1,406,506)
                                                           -----------      -----------      -----------

Balance December 31, 2004 (Audited)                          5,903,685       (5,183,620)         780,655

                                                           -----------      -----------      -----------
Fair value of non-employee stock options                       256,760             --            256,760
Net loss for the nine months ended September 30, 2005             --           (939,874)        (939,874)
                                                           -----------      -----------      -----------

Balance September 30, 2005 (Unaudited)                     $ 6,160,445      $(6,123,494)     $    97,541
                                                           ===========      ===========      ===========

          See accompanying notes to consolidated financial

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                           Inception          2005             2004
                                                          -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(6,123,494)     $  (939,874)     $(1,185,804)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services       1,431,260          256,760          483,800
Amortization and depreciation                                 430,712            9,250            5,413
Gain on disposition of assets                                  (4,722)            --               --
Financing expenses paid directly from
stock proceeds                                                  5,270             --               --
Stock issued in exchange for services                          60,960             --
Amortization of deferred consulting fees                       40,800             --               --
Salary due to stockholder contributed to capital               15,000             --               --
(Increase) decrease in assets
Receivables                                                   (10,533)          37,833          (17,943)
Inventory                                                     (39,814)         (39,814)         (25,701)
Prepaid expenses                                                 --              9,811           10,197
Increase (decrease) in liabilities
Accounts payable and accrued expenses                         152,117          108,788          (37,888)
Deferred revenue                                               14,465            1,965          (11,250)
                                                          -----------      -----------      -----------

Net cash used in operating activities                      (4,027,979)        (555,281)        (779,176)
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            (35,849)          (3,320)         (12,446)
Purchase of intangibles                                       (20,000)            --               --
Purchase/capitalization of patent costs                      (129,793)         (41,130)         (20,791)
Proceeds from sale of assets                                    6,737             --               --
                                                          -----------      -----------      -----------

Net cash used in investing activities                        (178,905)         (44,450)         (33,237)
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      4,091,447             --            958,481
Proceeds from exercise of stock options                       232,059             --               --
Proceeds from issuance of stock options                        15,000             --               --
Proceeds from short-term borrowings                            50,000             --               --
Stock issuance costs                                         (104,760)            --            (25,000)
                                                          -----------      -----------      -----------

Net cash provided by financing activities                   4,283,746             --            933,481
                                                          -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                               76,862         (599,731)         121,068

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                              --            676,593          810,264
                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS -
END OF PERIOD                                             $    76,862      $    76,862      $   931,332
                                                          ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
   AND THE PERIOD NOVEMBER 10, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                                               Nine Months   Nine Months
                                                  Cumulative      Ended         Ended
                                                    Since      September 30, September 30,
                                                  Inception        2005          2004
                                                  ---------      ---------     ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Return of shares of common stock related to
purchase price adjustment
Common stock                                      $  (1,000)     $    --       $    --
Additional paid-in capital                         (353,000)          --            --
                                                  ---------      ---------     ---------

Intangible assets                                 $(354,000)     $    --       $    --
                                                  =========      =========     =========

Issuance of common stock and stock options
for acquisition of subsidiary                     $ 738,000      $    --       $    --
                                                  =========      =========     =========














          See accompanying notes to consolidated financial statements.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the nine months ending September 30, 2005, additional capitalized patent costs incurred amounted to $41,130. Amortization expense for patents was $1,909 and $5,316 for the three months and nine months ended September 30, 2005, and was $1,259 and $3,200 for the three months and nine months ended September 30, 2004.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months and nine months ended September 30, 2005 and 2004 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - STOCK OPTIONS

In January 2004, in conjunction with three consulting agreements, the Company granted options to purchase 200,000 shares of common stock at an exercise price of $0.07 per share, options to purchase 500,000 shares of common stock at an exercise price of $0.20 per share and options to purchase 3,056,662 shares of common stock (7.5% of outstanding shares as of October 8, 2003) at an exercise price of $0.07 per share. The options to acquire 200,000 shares of common stock vested immediately and expire in ten years from the date of grant. The options to acquire 500,000 shares of common stock vested in six monthly installments beginning in January 2004 and expire in ten years from the date of grant. The options to purchase 3,056,662 shares of common stock expire in ten years from the date of grant, with 25% vesting on December 17, 2003 and 6% vesting at the quarter's end of each subsequent quarter until fully vested. The remaining 1,192,098 options vested in the three months ended June 30, 2005, in accordance with an April 2005 Board of Directors action. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $-0- and $134,200 for the three months and nine months ended September 30, 2005, and $33,400 and $346,400 for the three and nine months ended September 30, 2004.

In April 2004, in conjunction with consulting contracts, the Company granted options to purchase 1,700,000 shares of common stock and 800,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $33,400 and $100,200 for the three months and nine months ended September 30, 2005, and $33,400 and $66,800 for the three months and nine months ended September 30, 2004.

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - STOCK OPTIONS (Continued)

In January 2005, in conjunction with two consulting contracts, the Company granted options to purchase 500,000 shares of common stock at an exercise price of $0.09 per share, expiring in January 2010, and vesting in three annual installments commencing January 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $1,300 and $4,500 for the three months and nine months ended September 30, 2005, and $-0- for the three months and nine months ended September 30, 2004.

In April 2005, in conjunction with three consulting contracts, the Company granted options to purchase 650,000 shares of common stock at an exercise price of $0.075 per share, expiring in April 2010; 450,000 options vested immediately, while the other 200,000 vest 20% annually through April 2010. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expenses of $380 and $17,860 for the three months and nine months ended September 30, 2005, and $-0- for the three months and nine months ended September 30, 2004.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the issuance of its stock options. Accordingly, no compensation cost has been recognized for its stock options issued to employees during the three and nine months ended September 30, 2005 and 2004. Had compensation cost for the Company's issuance of vested stock options been determined based on the fair value at grant dates for options consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The net loss per share would not change. Fair value amounts were estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60%, and risk-free interest rate of 5% for the three and nine months ended September 30, 2005 and 2004.


                                     Three Months Ended                     Nine Months Ended
                                        September 30,                         September 30,
                              ---------------------------------    -----------------------------------
                                  2005               2004               2005               2004
                              --------------     --------------    ----------------   ----------------
Net loss             As reported     $(281,615)     $  (314,142)     $    (939,874)     $  (1,185,804)
                     Pro forma       $(315,015)     $  (352,342)     $  (1,040,074)     $  (1,262,204)

Net loss per share   As reported     $    --        $     (0.01)     $        0.02      $       (0.02)
                     Pro forma       $    --        $     (0.01)     $        0.02      $       (0.02)

                          LASERLOCK TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - RELATED PARTIES

The Company's office is owned by its President and Chief Executive Officer. No lease exists and there was no rent expense incurred. However, the Company incurred other occupancy expenses of $4,136 and $9,493 for the three months and nine months ended September 30, 2005, and $3,803 and $7,207 for the three months and nine months ended September 30, 2004.

                          LASERLOCK TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management's Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes for the nine month period ended September 30, 2005 included herein and our audited financial statements and notes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

We have also made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. ("Ambient"), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. Ambient has informed the Company that it is not unusual for a new advertising media, such as slot ticket, to take a long time to be implemented and that they remain optimistic about the potential for advertising sales. The first sale of this advertising model was in the fourth quarter of 2005. The results of the test program will help determine the future of the program. Ambient and the Company are also currently exploring the potential of selling advertising on lottery tickets.

In January 2005, we entered into an agreement with Enigima Importacao e Exportacco Ltdn. ("Enigma"), in which we granted Enigima four, three-month options, to develop in Brazil uses for our pending patent. During each option period Enigima will pay us a fee and purchase product to be used in testing and development of the products. At the end of the option period Enigima has the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty. Several tests have been conducted by Enigima and potential customers and/or their agents that indicate use of the Company's technology might be commercially feasible. However, to date, no contracts have been entered into for the commercial use of this technology.

In February 2005 we entered into a six-month agreement with the Nicolette Consulting Group Limited ("NCG") utilizing the services of Thomas A. Nicolette, its principal. The agreement anticipated that NCG would mainly provide sales and marketing services to the Company. During the initial term these services were expanded to include strategic planning and the longer-term objectives. In July 2005, the contract was extended for a further six months with the understanding that Mr. Nicolette would, in addition to his sales and marketing services, provide services similar to those of a senior executive, although he would not be an officer of the Company.

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

In the second quarter of 2004, we raised $933,481, net of expenses, in additional capital. However in order to continue current operations and subsequently implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Period Ended September 30, 2005 and September 30, 2004.

Since we currently still are in our startup stages it is difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We have been generating increasing levels of royalty revenues over the last year, but the level has been insufficient to cover our operating expenses. We believe that we will continue to generate larger amounts of revenue in the future, however, such growth will be dependent on our ability us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

As a result of our limited operating history and financial resources, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended September 30, 2005, we had sales and royalty revenues of $47,097, as compared to revenues of $45,059 for the three months ending September 30, 2004, resulting from additional casinos adopting our laser technology coupled with the continued use by existing casinos as well as a January 2005 license agreement for Brazil. Most of the major casino's opened in the United States in 2005 used some of our technology.

Our research and development costs, which also include the minimal cost of products sold, aggregated $28,533 for the three months ended September 30, 2005 as compared to $84,071 for the three months ended September 30, 2004, a decrease of $55,538. Last year expenses included a non-cash item of $20,200 related to the issuance of stock options. Our 2005 stock option expense was $380.

Our legal and accounting costs aggregated $42,222 for the three months ended September 30, 2005 as compared to $19,580 for the three months ended September 30, 2004, an increase of $22,642. During the 2004 period the Company received a credit/reduction for legal fees incurred in prior periods resulting from an error in prior billings. Year to date expenses for 2005 are less than during the same period in the prior year.

Our sales and marketing costs aggregated $241,085 for the three months ended September 30, 2005 as compared to $172,591 for the three months ended September 30, 2004, an increase of $68,494. Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2005 and 2004 stock options was $22,700 and $56,100, respectively, which are non-cash expenses. Fees paid to outside consultants during the current year include the cost of services of the NCG and its principal, Tom Nicolette. That contract began in February 2005.

Our general and administrative costs aggregated $18,661 for the three months ended September 30, 2005 as compared to $84,988 for the three months ended September 30, 2004, a decrease of $66,327. Included in general and administrative expenses is the value assigned to stock options during the three months ended September 30, 2005 of $12,000 as compared to $51,100 during the same period in the prior year, both of which are non cash expenses. General and administrative expenses for the current period are not indicative of a continuing level of expenses for the Company. The 2005 year to date expenses should be considered more indicative of the Company's on going expense level for this category.

Comparison of the Nine-Month Period Ended September 30, 2005 and September 30, 2004.

Since we currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We have been generating increasing levels of royalty revenues over the last year, but the level has been insufficient to cover our operating expenses. We believe that we will continue to generate larger amounts of revenue in the future, however, such growth will be dependent on our ability us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

As a result of our limited operating history and financial resources, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the nine months ended September 30, 2005, we had sales and royalty revenues of $167,670, as compared to revenues of $91,923 for the nine months ending September 30, 2004, an increase of $75,747. This results from additional casinos adopting our laser technology coupled with the continued use by existing casinos, as well as, a January 2005 license agreement for our technology in Brazil. Most of the major casino's opened in the United States in 2005 used some of our technology.

Our research and development costs, which also include the minimal cost of products sold, aggregated $104,006 for the nine months ended September 30, 2005 as compared to $287,616 for the nine months ended September 30, 2004, a decrease of $183,610. Last year expenses included a non-cash item of $190,800 related to the issuance of stock options. Our 2005 stock option expense was $760. Excluding the non-cash expense of stock options, the 2005 expenses were $6,430 higher than for the prior year. This increase results principally from the cost of products sold as a result of increased sales.

Our legal and accounting costs aggregated approximately $102,146 for the nine months ended September 30, 2005 as compared to $127,041 for the nine months ended September 30, 2004, a decrease of $24,895. Included in the expenses for last year was the cost for preparation of a proxy for a special shareholders meeting. We did not have these costs for the current year.

Our sales and marketing costs aggregated $639,588 for the nine months ended September 30, 2005 as compared to $580,169 for the nine months ended September 30, 2004, an increase of $59,419. Sales and marketing includes consulting and marketing services associated with sales and marketing agreements and the related value of options granted in connection with these agreements. The value assigned to 2005 and 2004 stock options was $219,400 and $231,200, respectively, which are non-cash expenses. The balance of the increased costs for sales and marketing relates to the fees paid to sales and marketing consultants and their related travel expenses.


Our general and administrative costs aggregated $267,047, for the nine months ended September 30, 2005 as compared to $286,307 for the nine months ended September 30, 2004, a decrease of $19,260. Included in general and administrative expenses is the value assigned to stock options during the nine months ended September 30, 2005 and 2004 of $36,600 and $61,800, respectively, which are non cash expenses. Increased costs for general and Director and Officers insurance and depreciation and amortization were partially offset by lower costs for communications and costs relating to being a public corporation.

Liquidity and Capital Resources

We decreased our cash balance by $599,731, from $676,593 at December 31, 2004 to $76,862 at September 30, 2005. Working capital at September 30, 2005 was a negative $39,372 as compared to $678,942 at December 31, 2004. The decrease in working capital relates principally to the cash portion of our net loss for nine months ended September 30, 2005, the cost of new patents, fixed asset purchases and a reduction in receivables and prepaid expenses and an increase in current liabilities, reduced by an increase in inventory.

Our cash flow from operations since inception has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year. We continue to evaluate and monitor our ongoing expenses. Our cash flow used in operations for the nine months ended September 30, 2005 was $555,281, a reduction of $223,895 from the same period last year. This reduction was principally the result of a $108,788 increase in accounts payable and accrued expenses. The Company has been conserving its limited cash resources to pay only selected bills in order that it may keep operating.

The Company requires additional capital to continue its operations. We do not have any committed sources of additional financing, and there can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

In addition, future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and market developments, and the building of strategic alliances for the development and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development.
 If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including the availability of capital, changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. We cannot project our expenditures over the balance of the current year and 2006 until our capital requirements are resolved.

Subject to resolving our capital requirements satisfactorily, we have plans to increase the number of employees and/or independent contractors we employ at this time contingent upon our ability to have sufficient funds to achieve our goals. We intend to license or use third parties to manufacture all of our products, and do not believe that we will be making any significant plant or equipment purchases during the coming year.

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

                                          LaserLockTechnologies,Inc.
                                          ---------------------------
                                          (Registrant)



Date: November 14, 2005                   By:  /s/ Norman Gardner
                                               ---------------------------------
                                                   Norman Gardner
                                                   President and CEO