Form 10KSB
period 2005-12-31
LASERLOCK TECHNOLOGIES INC
filed 2006-03-31
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2005

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  0-31927

LASERLOCK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation	(IRS Employer
or Organization)	Identification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004

(Address of Principal Executive offices) (Zip Code)

610-668-1952

 (Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock of $.001 par value per share.

Registrant's telephone number with area code: (610) 668-1952

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock of $0.001 par value per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  No ☒

State Issuer's Revenues for its most recent fiscal year: $209,158. Aggregate market value of the voting stock held by non-affiliates of registrant: $1,518,395 as of January 31, 2006.

Number of shares outstanding as of January 31, 2006: 63,590,506

Transitional Small Business Issuer Format  Yes ☐ No ☒

PART I

ITEM 1 DESCRIPTION OF BUSINESS

ORGANIZATION AND CHARTER

LaserLock Technologies, Inc. (LaserLock) is a corporation formed under the laws of Nevada on November 10, 1999. Our objective is to develop and market technologies that will allow for easy product and document authentication and prevent product and document counterfeiting. The initial amount of authorized capital stock was 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

On December 17, 2003, our stockholders approved an amendment and restatement of our Articles of Incorporation, which increased the authorized number of shares of common stock from 40,000,000 to 250,000,000, and the authorized number of shares of preferred stock from 10,000,000 to 75,000,000 and also provides our board of directors with the authority to designate rights of, and to issue without further action by our stockholders, the 75,000,000 shares of preferred stock.

As a reporting company under the Securities Exchange Act of 1934, as amended, we are required to file quarterly and annual reports and certain event triggered reports with the Securities and Exchange Commission, or the Commission. These reporting requirements add to the expense and timeliness of certain business transactions which we may endeavor to undertake in the future, such as a merger or any other material business undertaking.

Our common stock trades on the OTC Bulletin Board (OTC:BB) under the trading symbol "LLTI."

The public may read and copy this document, and any other materials that we file with the Commission, at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available from the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an website (http://www.sec.gov) that contains all reports, proxy and information statements, and other information that we file electronically. Our website is www.laserlocktech.com.

BUSINESS OF THE COMPANY

BACKGROUND

Several of our patents utilize technology developed by our founder, Norman A. Gardner. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible inks which are compatible with today's printing machines. The invisible inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon Mr. Gardner's experience, we believe that the invisible ink technologies may be incorporated into existing manufacturing processes.

In addition to our initial patents, we have filed for four additional patents for technologies that can be used for or in conjunction with document and product authentication. Three of these patents have been issued.

Since September of 2001, we have held a four-year exclusive license in the casino and gambling industry from NoCopi Technologies, Inc., the former employer of Mr. Gardner. The four-year exclusive license allows us to utilize a patented technology called "Rub & Reveal." This technology utilizes an ink-activating system by means of ink changes to certain specified colors when the surface is rubbed. At the end of the four-year period, the we have the option to renew the license agreement annually. We plan to develop and market its technologies in a variety of applications in the fields of product and document authentication and security. We believe that the technologies we own or license will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. Sales are intended to be made either through licensees or directly to end-users.

We are pursuing commercial application of our technologies in the casino and gaming industry. We believe that our technologies are applicable to the industry in a variety of ways - from the detection of counterfeit dice, cards, and chips, to the verification of cashless tickets from slot machines for fraud.

We also pursued the advertising and promotion business as it pertains to the gaming industry. We have entered into an exclusive contract with an advertising agency (Ambient Planet, LTD) to sell advertising on slot tickets distributed as part of the IGT EZ Pay system and similar systems used on many casinos. The first sale of this advertising model was in the fourth quarter of 2005. The results of the test program indicated that the business model did not perform as anticipated. As a result, we do not anticipate pursuing any future sales.

ANTI-COUNTERFEITING TECHNOLOGIES AND PRODUCTS

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents. Currency, lottery tickets, gift certificates, event and transportation tickets, casino slot tickets, and travelers' checks are all susceptible to counterfeiting. We believe that losses from such counterfeiting have increased substantially with improvements in counterfeiting technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

We believe that our document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) a rub technology that allows a certain code, message or emblem to be revealed when rubbed, (3) an inkjet ink technology which allows invisible codes to be printed, and (4) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because, in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a "second" rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit. Other possible variations of our laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies could also be used in a manner which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

We have focused on the widespread problem of counterfeiting in the gaming industry. We have incorporated our technology into traditional gaming accessories such as playing cards, casino chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs, or CDs, to identify CDs produced by those manufacturers. We believe that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

MARKETING

In developing our marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as the sale of inks, and in the case of cashless gaming systems, via the right to sell advertising on the back of cashless gaming tickets.

We have identified a number of key markets for our technologies and products, including gaming, document security printers, manufacturers of labels for the apparel industry, manufacturers of packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America and Europe, sales are intended to be effected via direct selling by our personnel or consultants to create end-user demand and utilization of licensee sales forces with support from our personnel. We have determined that technical sale support by our personnel will be of great importance to increasing our licensees' sales of products incorporating our technologies. We plan to be very committed to providing such support. We anticipate that should European sales be made, the technical support could initially be handled from the United States. We could eventually open a European support division and establish a sales and marketing relationship with a European company should consumer demand justify the associated costs.

As continued improvements in color copier and desktop publishing technology make counterfeiting and fraud opportunities less expensive, and as the internet makes these technologies more available, we intend to maintain an interactive product development and enhancement program. We will utilize our research and development and marketing skills in order to constantly upgrade and improve on our technology with the combined efforts of marketing, applications engineering and research and development. We believe that these methodologies - whereby we develop a product, deliver it to the client, receive feedback from the client, and change the product based on consumer feedback - will lead to faster development cycles for our products. Our objective is to concentrate our efforts on developing market-ready products with the most beneficial ratios of market potential to development time and cost.

We are utilizing the extensive contacts of our president, Norman A. Gardner, in the counterfeit prevention and detection and gaming industries in an effort to effectuate sales.

MANUFACTURING

We do not have manufacturing facilities. We acquire components from various suppliers which are manufactured to our specifications and reprocess these components. We intend to subcontract the manufacturing of our ink technology to third-party manufacturers. Applications of our technology are expected to be effected mainly through printing and coating of products with both visible and invisible ink. These inks will be custom manufactured for us by a third party. Because some of the processes that we intend to use in our applications are based on relatively common manufacturing techniques, there is no technical or economic reason for us to invest our own capital in manufacturing facilities at this stage.

We have established a quality-control program that includes laboratory analysis of developed technologies. We intend to include as part of this quality control program a specially trained technician on site at third-party production facilities to monitor the manufacturing process when warranted.

REGULATION

We are not currently aware of any regulations affecting our products; however, our technology is dependent upon an ink-based product. Therefore, it is possible that our products will be subject to environmental regulations in the future.

PATENTS AND LICENSES

When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a life span of 20 years from the date of application depending on the relevant jurisdiction, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

We intend to extend our patent filings to other countries where doing so is economically reasonable, considering the expense of foreign patent applications and the increasing level of our activity. Currently, we believe that we will be filing for patent protection only in Europe, Australia and one or more countries in the Far East. The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that, if filed, such a challenge will not be successful. The granting of a U.S. patent does not ensure that patents will be granted in other countries where protection is sought. Standards for granting patents vary and there is a possibility that prior art not yet discovered could arise and could prevent the grant of a foreign patent and cast into question the validity of a U.S. patent.

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible. Our current patent portfolio consists of four granted patents (one granted in 2002, two granted in 2004 and one granted in 2005) and one patent pending. We believe that some of the patents that have been granted may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets.

Additionally, we have licensed our "Rub & Reveal" technology via a renewable license agreement with NoCopi Technologies, Inc. The agreement covers the exclusive use of this patented technology in gaming, and the non-exclusive use of this patented technology elsewhere.

RESEARCH AND DEVELOPMENT

We have been involved in research and development, or R&D, since our inception and intend to continue our R&D activities, funds permitting. We hope to expand its technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2005, we incurred costs of $929,022 on R&D. For the year ended December 31, 2005, we incurred costs of $148,552 (of which $1,140 represents costs associated with the granting of non employee stock options) on R&D. At the current time, we expect to spend between $10,000 to $50,000 in cash on R&D during the course of the 2006 fiscal year. This amount does not include any monies that would be spent upon the completion of the acquisition of ExaqtWorld S.A.R.L.

Our R&D is done in Glen Mills, Pennsylvania at the facilities of our R&D consultant. Our quality control program is run in Raleigh, North Carolina at the facilities of our technical consultant. The consulting fees paid cover all costs associated with facility and equipment usage.

PRODUCT DEVELOPMENT

To date, we have made only very limited sales of our products. We have completed independent testing and commercial trials with several manufacturers for our technologies.

We also have developed what we believe to be a proprietary trade secret enabling us to offer our clients the ability to change the combination lock on our lasers to prevent any breach of security by counterfeiters. This is accomplished by changing the reaction between our uniquely formulated code markings in our products, and the laser which works to read such markings. The changes are made via our direct interaction with the client to make slight modifications to our products. We believe that we are the only company offering such a protection to our product line.

DESCRIPTION OF THE INDUSTRY

Recent developments in printing technologies have made it easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets, and travelers' checks are all susceptible to counterfeiting, and we believe that losses from such counterfeiting have increased substantially due to improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

Other possible variations of our technologies involve multiple color responses from a common laser, visible marks of one color that turn another color with a laser or other generally available light sources or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate documents and detect counterfeit products. Applications include the authentication of documents having intrinsic value, such as checks, travelers' checks, currency, tax stamps, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labels and packaging, such technologies can be used to detect counterfeit products whose labels and packaging would not contain the authenticating marks invisibly printed on the packaging or labels of the legitimate product, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets).

We believe that the technology could also be used in a manner permitting manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

We have focused initially on the widespread problem of fraud in the gaming industry. Through certain initial agreements that we have with some large suppliers to the gaming industry, our products will use ink that is incorporated into dice and casino chips. These products can be viewed with a laser to reveal the authenticity of the item. Additionally, we have reached an agreement to have our technology used on slot tickets in cashless gaming slot machines. In this scenario, our Rub & Reveal technology would be utilized to reveal the authenticity of a slot ticket prior to its redemption at the cashier.

COMPETITION

In the area of document and product authentication and serialization, we are aware of other competing technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which we market our covert technologies. These include, among others, biological DNA codes, microtaggants, thermochromic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. We are aware of at least twenty-five companies which will be competing with us in these markets. However, we believe that we have proprietary technologies which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. We are aware of a limited number of competitors which are attempting similar approaches to addressing the same problems that our products address. Other indirect competitors are marketing products utilizing the hologram and "copy void" technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than our technology. Copy void technologies are security devices which have been developed to indicate whether a document has been photocopied.

We have limited resources, and there can be no assurance that businesses with greater resources will not enter the market and compete with us.

EMPLOYEES

We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 shares of our common stock, or common shares, at an option price equal to the last sale price at which our common shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 common shares vest on December 31, 2003; 250,000 common shares vest on the date that is one year from the effective date of the employment agreement; 250,000 common shares vest on the date that is two years from the effective date of the employment agreement; 500,000 common shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 common shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our common shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the common shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 common shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 common shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 common shares at the last sale price at which our common shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. Our board granted Mr. Gardner 3,000,000 common shares in consideration for services provided to us on December 15, 2005.

If and when we hire full time employees other than our president, Norman A. Gardner, all full-time employees shall be entitled to health, life, accident and disability insurance plans, and any profit-sharing or retirement plans and stock option plans that we make available. We have one part-time employee, our secretary.

INDEPENDENT CONTRACTORS

We have consulting contracts with two key independent contractors who are being compensated via consulting fees and stock options. The contract with Howard Goldberg was terminated on December 22, 2005.

Howard Goldberg

Howard Goldberg has been a private investor and has provided consulting services to startup companies since 1999. From 1994 through 1998, Mr. Goldberg served as president and chief executive officer of Player's International, a public company in the gaming business, prior to its being sold to Harrah's Entertainment Inc. In addition, from 1995 to 2000, Mr. Goldberg served on the board of directors of Imall Inc, a public company that provided on-line shopping and which was ultimately sold to Excite-at-Home. He currently serves on the board of directors of Shelbourne Properties, Shelbourne Properties II, and Shelbourne Properties III, each of which is an American Stock Exchange-listed real estate investment trust. He serves on the audit committee of each of these companies. Mr. Goldberg also serves on the board of trustees of First Union Realty Investment Trust and is a member of the audit committee. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a large New Jersey law firm.

On October 8, 2003, we extended an offer to Howard Goldberg to serve in a consulting capacity as our chief operating officer. Pursuant to the terms of the engagement letter, Mr. Goldberg performed the services customarily performed by a chief operating officer of a business and devoted substantial time and effort with respect to our development for a term of 12 months, subject to the ability to extend the term of the engagement by mutual agreement. This contract had been extended to June 30, 2006. Mr. Goldberg was and is not an employee of LaserLock. Effective as of September 1, 2003, Mr. Goldberg has received compensation of $12,500 per month, which base compensation continued during the term of the engagement. In addition, the Board has granted stock options to Mr. Goldberg for his services. Mr. Goldberg was granted an option to acquire 3,056,662 shares of our common stock, or common shares, representing approximately 7.5% of the fully diluted common shares outstanding as of October 8, 2003. The purchase price for the common shares issuable upon the exercise of Mr. Goldberg's option is $0.07 per common share. The option will be exercisable for 10 years from the date of grant and includes a cashless exercise feature whereby the option will vest and become exercisable on the following basis: (1) 25% became exercisable upon the execution of the engagement agreement, (2) 6% vested on December 31, 2003 and an additional 6% vests at the end of each three-month period during which Mr. Goldberg performed or performs services for us beginning September 1, 2003 and (3) the balance of the options will vest upon the achievement (as determined by our board of directors) of certain qualitative objectives related to the development and implementation of the slot ticket advertising plan. Because of the qualitative nature of the objectives, our board of directors, in its sole discretion, determines whether such objectives have been achieved. In April 2004 Mr. Goldberg was granted an option to purchase an additional 1,700,000 common shares at a purchase price of $.06 per common share. The option expires in March 2014 and vests in 27 equal monthly installments beginning in April 2004. On April 21, 2005, Mr. Goldberg was granted options to purchase 450,000 common shares at $.075. These options expire April 21, 2010 and became fully exercisable on April 21, 2005.

On December 22, 2005 our board of directors approved an agreement with Mr. Goldberg terminating his compensation as a business advisor to us as of January 1, 2006. In consideration of this agreement, our board of directors amended certain terms of Mr. Goldberg’s options. The option price for Mr. Goldberg’s option exercisable into 3,065,662 common was reduced to the last price at which our common shares were sold on December 22, 2005 ($.03). The unvested portion of these options as of January 1, 2006 will vest in six equal monthly amounts ending June 30, 2006. The option price for Mr. Goldberg’s option exercisable into 1,700,000 common shares was reduced to the last price at which our common shares were sold on December 22,2005 ($.03). The unvested portion of these options as of January 1, 2006 will vest in six equal monthly amounts ending June 30, 2006. The option price for Mr. Goldberg’s option exercisable into 450,000 common shares was reduced to last price at which shares were sold on December 22, 2005 ($.03) and became immediately vested.

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

We entered into a consulting agreement with Mr. Goldberg to perform services for us as a business advisor to help develop business models and to assist with other business planning functions as mutually agreed upon by management and by Mr. Goldberg. The consulting agreement with Mr. Goldberg currently expires June 30, 2006.

In October 2003, Mr. Goldberg was granted an option to purchase 200,000 of our common shares at $.07 per share. These options vested in six equal monthly installments beginning October 2003 and expire in October 2013. In April 2004, Mr. Goldberg was granted an option to purchase an additional 800,000 common shares at a purchase price of $.06 per share. This option expires in March 2014 and vests in 27 monthly installments beginning in April 2004.

On December 22, 2005 the Board approved amendments to Mr. Goldberg’s options. The amendments reduced the option price to the last price at which our common shares were sold on December 13,2005 ($.03). 1/36 of the common shares subject to Mr. Goldberg’s options became exercisable on the date they were granted to Mr. Goldberg. The balance of the common shares subject to Mr. Goldberg’s options are exercisable in 35 equal monthly amounts beginning January 15, 2006.

Thomas A. Nicolette

Thomas A. Nicolette served as chairman, president and chief executive officer of several public and private companies in the electronic security systems sector, the most notable being Knogo Corporation, a multinational company present in 32 countries with more than 4,000 employees, which was sold to Sensormatic Electronics, now a part of Tyco International.. He holds a degree in Criminal Justice from Michigan State University, an MBA in International Management from Shepperton University in London and also is an inventor of eight patents connected to security and authentication products. In the past 5 years, Mr. Nicolette has been active in the authentication industry as chief executive officer of DNA Technologies, Inc. which he sold to a Canadian public company, CrossOff, Inc. Mr. Nicolette currently serves on the board of directors of Identif GmbH, based in Erlangen, Germany and SenTech EAS Corporation, based in Pompano Beach, Florida..

In February 2005, we entered into a six-month agreement with the Nicolette Consulting Group Limited utilizing the services of Mr. Nicolette. The agreement contemplated that Nicolette Consulting Group Limited would provide sales and marketing services to us. These services were expanded to include strategic planning and long term objectives. In July 2005 and February 2006, the contract was extended for subsequent six month periods with the understanding that Mr. Nicolette would provide executive services to us, although he would not be an officer of LaserLock. We paid Nicolette Consulting Group Limited $12,500 per month for the services of Mr. Nicolette through January 2006. Beginning February 2006, the amount was increased to $15,000 per month. If and when the acquisition of ExaqtWorld S.A.R.L. is completed, we will appoint Mr. Nicolette as our president and chief executive officer as well as a one of our directors.

On December 13, 2005 we granted Mr. Nicolette options to purchase 1,000,000 common shares at the last price at which our common shares were sold on December 13, 2005 ($.03). These options expire on December 13, 2015 and vest in 36 equal monthly amounts beginning December 15, 2005.

We have also entered into contracts or agreements with other consultants to provide R & D and distribution services.

RISK FACTORS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. We desire to take advantage of certain "safe harbor" provisions of this act and are including this special note to enable us to do so. This document contains forward-looking statements that reflect the our views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets," and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ABSENCE OF TRADING MARKET

There is no active trading market for our common stock and there is no assurance that such a market will develop, or if such a market develops, that it will be maintained. Holders of the shares may, therefore, have difficulty in selling their shares of common stock should they desire to do so and should be able to withstand the risk of holding their shares indefinitely.

PENNY STOCK RULES

We believe that shares of our common stock will be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934, as amended, due to its price being less than $5.00 per share. If we were to meet the requirements to exempt its securities from application of the Penny Stock Rules, there can be no assurance that such price will be maintained if a market develops and thus the Penny Stock Rules may come into effect.

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

In addition, the Penny Stock Rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our securities. While our common stock remains subject to the Penny Stock Rules, investors may find it more difficult to sell our securities.

NEED FOR SUBSEQUENT FUNDING; NO ASSURANCE OF FUTURE OFFERING

In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we need to raise more capital. Our ability to continue in business and effectively implement our plans depend upon our ability to raise additional funds. There is no assurance that additional funding will be obtainable in amounts or on terms favorable or acceptable to us. The capital resources required to develop each new product are significant..

We completed an offshore placement raising approximately $1,400,000 in 2003 and a Regulation D and offshore placement raising approximately $960,000 in 2004.

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10 year warrants exercisable into Laserlock’s shares at an exercise price of $0.01 per share. In addition, if we complete an equity financing with total proceeds of more than $5,000,000 while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

In connection with the private placement, on February 13, 2006, we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement with Nob Hill Capital Partners, L.P., under which the we issued and sold to Nob Hill Capital Partners, L.P. a note in the principal amount of $100,000 and a warrant exercisable into 1,000,000 of LaserLock’s shares and entered into a security agreement granting Nob Hill Capital Partners, L.P. a security interest in our tangible and intangible personal property as security for LaserLock’s obligations under the note. The note and warrant were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

We may issue additional notes in the aggregate principal amount of up to $700,000 and warrants exercisable into up to 7,000,000 shares in the offering after February 13, 2006.

In addition to the above notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

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

GOVERNMENTAL REGULATION OF OUR FIELDS

Our operations may be subject to varying degrees to federal, state or local laws and regulations. Operations such as those we intend to conduct may be subject to federal, state and local laws and regulations controlling the development of technologies related to privacy protection, to the protection of the environment from materials that we may use in our inks, and advanced algorithm formulations or encryption tactics that we may develop. Any of these regulations may have a material adverse effect upon our operations.

TECHNOLOGY STAFFING

We anticipate that staffing will represent one of our largest expenses. We will compete with other copy security prevention technologies in attracting and retaining qualified and skilled personnel. A shortage of trained personnel or general economic inflationary pressures may require us to enhance our wage and benefits package in order to compete with other employers. There can be no assurance that our labor costs will be sustainable. Our failure to attract and retain qualified employees, to control our labor costs or to match increases in our labor expenses with corresponding increases in revenues could have a material adverse effect on the business. If we are unable to hire or maintain similarly positioned staff again in the future, we could experience material adverse effects.

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

PATENTS; INTELLECTUAL PROPERTY

Pursuant to an employment agreement signed in 1999 with our president, Norman A. Gardner, we have received all rights in a pending U.S. patent application and any improvements, and we have additionally filed four patent applications in the United States. The initial application and three of the other applications have been allowed and a corresponding international, or PCT, application has been found to meet the PCT requirements for novelty, inventive step and industrial applicability. There can be no assurance that any patent, or any other patents which we may obtain or apply for in the future, will be granted or will be granted with claims of commercially useful breadth, or will be safe from challenge. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process that we employ. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue or defend such an action.

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

PRIOR RELATIONSHIPS OF OUR PRESIDENT

Norman A. Gardner, our president, founded NoCopi Technologies, Inc., or NoCopi, and served as its president and chief executive officer from October 1985 until October 1997 and as its chairman of the board until March 1998. Currently, Mr. Gardner has no relationship with NoCopi.

We view NoCopi as one of our competitors in our marketplace in that we plan to develop and sell technology to prospects and clients that we believe is completely different from, but competitive with, that sold by NoCopi to the same or similar prospects and clients. Mr. Gardner's termination agreement with NoCopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not divulged, furnished or made accessible, and will not divulge, furnish, or make accessible, to anyone any confidences or secrets of NoCopi in violation of the agreement. Furthermore, we have a working relationship with NoCopi, and have licensed certain technologies from NoCopi for a four-year period beginning in 2001, which automatically renews each year after the initial period.

RULE 144 SHARES

A majority of our shares outstanding as of December 31, 2005 (approximately 48,535,013 shares, or 80.1%) were issued on the date of our inception or later and are considered "restricted securities." These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, of our shares during the four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years, non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of shares. Rule 144 also provides that after holding restricted securities for a period of two (2) years, our affiliates may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, in our shares during the four calendar weeks preceding the filing of a Form 144 relating to such a sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of our securities purchased hereunder. Certain of our outstanding shares were to be eligible for sale pursuant to Rule 144 as of November 2000.

DEPENDENCE ON KEY PERSONNEL

We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our chief executive officer and president, Norman A. Gardner. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner is unavailable, it would have a material adverse effect on our operations. At this time, we have an employment agreement with Mr. Norman A. Gardner, our chief executive officer and president. We have obtained "key man" insurance policies on Mr. Gardner. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we will be able to find suitable management personnel or that we will have the financial resources to attract or retain such people if found.

If and when the acquisition of ExaqtWorld S.A.R.L., or Exaqt, is completed, we will also become dependent on Mr. Alain Favier, the co-founder of Exaqt and Mr. Thomas A. Nicolette, currently a consultant to us. In connection with the acquisition of Exaqt, we plan to enter into long term employment and/or consulting agreements with both Mr. Favier and Mr. Nicolette. The loss of the services of either Mr. Favier or Mr. Nicolette would have a material adverse effect on our operations and prospects.

INDEMNIFICATION

Our by-laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of LaserLock, against reasonable expenses, including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal thereof. Currently, we spend $24,486 annually on its directors and officers liability insurance for a policy which has a limit of $1,000,000

DEPENDENCE UPON THIRD PARTIES

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

RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have no operating history, have limited sales, have incurred operating losses since inception and require additional capital to continue our operations and implement our business plans. Our certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2005. Although we intend to raise money, implement sales, and become profitable, if we fail to achieve any one of these goals, then it is unlikely that we will be successful, and very likely that we will become insolvent or otherwise forced to close our doors. If this occurs, it will have a material adverse effect on our business and any results of operations.

LACK OF DIVERSIFICATION

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business which is concentrated in only one industry. Consequently, our activities will be limited to the anti-counterfeiting industry. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations. Our acquisition of ExaqtWorld S.A.R.L., if completed, will expand its product line but still leave it with a concentration in the security sector.

ITEM 2. DESCRIPTION OF PROPERTY

Our office is presently located in 1000 sq. ft. in space owned by its president, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. We pay no rent for the use of this space.

We have been assigned each patent and the rights to the additional patent application submitted by our president, Norman A. Gardner and our various consultants. We believe that the granting of our patent application will enhance our position in the market place, but that even if not granted, we will be able to compete effectively in the market place by utilizing non-competition and confidentiality terms in contracts it will enter into with future employees or consultants, and non-disclosure and non-analysis agreements given to all of our potential suppliers and customers.

Our patents generally relate to anti-counterfeiting and product authentication. The patents may be used in anti-counterfeiting, product authentication or other areas. In general, our technologies relate to color shifting of inks or the use of invisible inks that appear though the use of various types of light sources.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "LLTI." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2005 and December 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

2005	High	Low

Fourth Quarter	$.06	$.022
Third Quarter	$.072	$.05
Second Quarter	$.083	$.056
First Quarter	$.13	$.07

2004

Fourth Quarter	$.10	$.05
Third Quarter	$.05	$.13
Second Quarter	$.17	$.09
First Quarter	$.44	$.16

HOLDERS

As of December 31, 2005, we had 154 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Interwest Stock Transfer Company, Inc and Cede and Co.

DIVIDENDS

To date, we have not declared or paid any cash dividends and do not intend to do so in the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely by our board of directors.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,006,662	(1)	.05	3,993,338	(1)

Equity compensation plans not approved by security holders	3,814,632	(2)	.19	--

Total	17,821,294.08			3,993,338

(1)	The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.
(2)	These options were granted by the Company to certain consultants and advisors upon approval from the Board of Directors.

Our consolidated financial statements, which are attached to this report, contain a description of LaserLock’s equity compensation plans not approved by our security holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our audited financial statements and notes thereto contained elsewhere in this report on form 10-KSB.

This discussion, analysis and other sections of this report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. We do not undertake to publicly update or revise our forward-looking statements even if our experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

We offer security solutions to the gaming industry through third parties. These third parties sell to the gaming industry various supplies and services. We have licensed to these companies our technology receiving royalty payments, and selling to the same companies inks and pigments that are used to detect counterfeit products and documents. The third parties incorporate our technology into the products they sell to the gaming industry. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogne et Grasset, and Paul Son) and CoPAG U.S.A. Inc. The agreement with Gaming Partners International is still in effect. The agreement with CoPAG expired in September 2005 and was not renewed. In addition, we supply technology for the protection of slot tickets from fraud.

We have also made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. (“Ambient”), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. The first sale of this advertising model was in the fourth quarter of 2005. The results of the test program indicated that the business model did not perform as anticipated. As a result, we do not anticipate pursuing any future sales.

In January 2005, we entered into an agreement with Enigma Importacao e Exportacco Ltdn. (“Enigma”), in which we granted Enigma four, three-month options, to develop in Brazil uses for our pending patent. During each option period Enigma will pay us a fee and purchase product to be used in testing and development of the products. At the end of the option period Enigma has the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty. Enigma did not exercise the last three-month option. Several tests have been conducted by Enigma, potential customers and/or their agents that indicate use of our technology might be commercially feasible. One potential customer advised Enigma that our technology is acceptable for their use. LaserLock and Enigma continue to work together in anticipation of developing commercial applications in Brazil, however, to date, no contracts have been entered into for the commercial use of this technology.

In February 2005 we entered into a six-month agreement with the Nicolette Consulting Group Limited (“NCG”) utilizing the services of Thomas A. Nicolette, its principal. The agreement anticipated that NCG would mainly provide sales and marketing services to LaserLock. During the initial term these services were expanded to include strategic planning and the longer-term objectives. In July 2005 and February 2006, the contract was extended for further six month periods with the understanding that Mr. Nicolette would, in addition to his sales and marketing services, provide services similar to those of a senior executive, although he would not be an officer of LaserLock.

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we will own the worldwide rights in the security sector of a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow the seamless integration of source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI is subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI currently expires April 13, 2006. It will be necessary for us to obtain sufficient funding to successfully operate and expand the business of Exaqt. When the acquisition of Exaqt is completed, Thomas A. Nicolette, a consultant to us, will receive approximately 38% of the shares to be issued in this transaction. Also, Mr. Nicolette will become President and Chief Executive Officer and a Director of LaserLock upon the completion of the transaction.

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

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

In connection with the private placement, on February 13, 2006, we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement with Nob Hill Capital Partners, L.P., under which the we issued and sold to Nob Hill Capital Partners, L.P. a note in the principal amount of $100,000 and a warrant exercisable into 1,000,000 of LaserLock’s shares and entered into a security agreement granting Nob Hill Capital Partners, L.P. a security interest in Laserlock’s tangible and intangible personal property as security for LaserLock’s obligations under the note. The note and warrant were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

Additional notes in the aggregate principal amount of up to $700,000 and warrants exercisable into up to 7,000,000 shares may be issued by LaserLock in the offering after February 13, 2006. As of March 24, 2006, we sold an aggregate of $580,000 in notes and issued 5,800,000 in warrants, including Nob Hill Capital Partners, L.P.

In addition to the above notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

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

For the year ended December 31, 2005, we had sales and royalties revenues of $209,158, as compared to $108,187 for the year ending December 31, 2004. The increase results primarily from increased royalty fees from the use of our casino chip security systems in several new gaming casinos and license fees paid to us during the development process of new business in Brazil.

Our research and development costs aggregated approximately $148,552 for the year ended December 31, 2005 as compared to $310,615 for the year ended December 31, 2004, a decrease of $162,063. This decrease is substantially the result of lower non-employee stock option expense of $211,000 for options granted to technology consultants partially offset by increases in the cost of products sold in 2005 of $40,283.

Our patent costs were $5,375 for 2005. There was no expense for 2004. This expense is the cost for maintaining the patents that have been issued to the company.

Our legal and accounting costs aggregated approximately $124,437 for the year ended December 31, 2005 as compared to $149,322 for the year ended December 31, 2004, a decrease of $24,885. This decrease relates primarily to lower costs incurred for outside legal counsel of approximately $15,000 and lower accounting, tax and auditing fees of approximately $10,000.

Our sales and marketing costs aggregated $809,667 for the year ended December 31, 2005 as compared to $684,044 for the year ended December 31, 2004 an increase of $125,623. This increase results from increases in the expense of marketing-related non-employee stock options of $84,722 and from an expansion of the use of marketing consultants.

Our general and administrative costs aggregated $393,314 for the year ended December 31, 2005 as compared to $376,634 for the year ended December 31, 2004, an increase of $16,680 The significant variances between 2005 and 2004 were as follows: the current year included increased expenses from 2004 for salaries and related payroll costs of approximately $30,000 principally as a result of the issuance of a stock grant to the President, insurance costs of approximately $15,000 and increases in general administrative expenses of approximately $53,000. These increases were partially offset by a reduction of $81,700 from non-employee stock options.

The net loss for 2005 was $1,266,811 or $0.02 per share. This compares to a net loss of $1,406,506 or $0.03 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2005 of $6,705 was $669,888 less than the $676,593 as of December 31, 2004. Working capital at December 31, 2005 was a negative $245,984 representing a decrease in working capital of $924,926 from December 31, 2004. This decrease in cash and working capital relates principally to the cash portion of our net loss for the year ended December 31, 2005.

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

On March 10, 2004, we began seeking to raise up to approximately $2 million in capital through the issuance of additional shares of our stock in transactions that are exempt from the registration requirements under the Securities Act of 1933, as amended. As of June 30, 2004, we had raised $933,481 through the issuance of 18,600,000 shares of common stock in these transactions. We ceased our efforts to sell additional shares because we consider the price of our shares unsatisfactory for such efforts. In the future, there can be no assurance given that we will be successful in raising additional capital through similar transactions.

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of Laserlock’s tangible and intangible personal property. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. As of March 24, 2006, we sold an aggregate of $580,000 in notes and issued 5,800,000 in warrants.

In addition to the above notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. We expect to expend between $10,000 and $50,000 in cash on our research and development program for fiscal 2006. This amount does not include any provision for research and development activities as a result of the acquisition of Exaqt. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto and filed as a part of this report are our consolidated financial statements for the fiscal year ended December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2005, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Norman Gardner, our chief executive officer and chief financial officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our board of directors is comprised of only one class of directors. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the board of directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. The position(s) held by each officer and director are shown on the following table. Directors Norman A. Gardner and Michael J. Prevot were first elected in November 1999. Julius Goldfinger, who was elected to the board of directors in 2003, resigned from his position on September 30, 2005. All directors will serve for one year or until our next annual shareholder meeting and until a successor is elected and has qualified.

Name	Age	Position

Norman A. Gardner	63	Chief Executive Officer and Chairman of the Board of Directors
Michael J. Prevot	49	Director

NORMAN A. GARDNER

Norman A. Gardner has been our president since inception on November 11, 1999. From 1974 to 1985 Mr. Gardner served as president of Polymark Management, Ltd., a Canadian public relations firm. In 1982, Mr. Gardner founded NoCopi Technologies, Inc. of West Conshohocken, PA, a publicly traded company. He served as president and chief executive officer of NoCopi from 1985 until 1997, and as chairman of its board until March 1998. Mr. Gardner received his B.A. in English from McGill University in 1963.

MICHAEL J. PREVOT

Michael Prevot has been a sales consultant for LaserLock and one of our directors since inception. From 1985 to the present time, Mr. Prevot serves as president of Vista Security Papers, a California based company that markets security products. Mr. Prevot is also a commercial insurance broker. Mr. Prevot studied business at the College of San Mateo in San Mateo, California from 1974 to 1975, and at Skyline College in San Bruno, California from 1975 to 1976.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and ten percent or greater stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, only Michael J. Prevot failed to file a Form 4 on a timely basis in connection with an option we issued to him on December 20, 2005. The option is exercisable into 250,000 shares of our common stock. Excluding this transaction, we believe that during fiscal year 2005 our directors, officers and ten percent or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

We do not have a designated audit committee. We do not have an audit committee financial expert because none of our directors qualify as a financial expert.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2005, 2004 and 2003 to our chief executive officer. No other person received compensation equal to or exceeding $100,000 in fiscal 2005, 2004 and 2003 and no bonuses were awarded during fiscal 2005, 2004 and 2003.

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/SAR (#)		LTIP Payouts ($)	All Other Compensation ($)

Norman A. Gardner (1)	2005	$157,500	(4)	---	$22,854	(2)	---	450,000	(3)	---	---
President & CEO	2004	150,000		---	27,400	(2)	---	2,500,000		---	---
	2003	128,750		---	21,400	(2)	---	2,000,000		---	---

(1)
We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 shares of our common stock, or common shares, at an option price equal to the last sale price at which our common shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 common shares vest on December 31, 2003; 250,000 common shares vest on the date that is one year from the effective date of the employment agreement; 250,000 common shares vest on the date that is two years from the effective date of the employment agreement; 500,000 common shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 common shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our common shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the common shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 common shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 common shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 common shares at the last sale price at which our common shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. Our board granted Mr. Gardner 3,000,000 common shares in consideration for services provided to us on December 15, 2005.

(2)	Company car, insurance, repairs and expenses.

(3)
The above does not include the 3,000,000 shares of common stock approved by the Board on December 15, 2005 and issued to Mr. Gardner on January 3, 2006. At the time of its approval by the Board, these shares had a fair market value of between $90,000 and $105,000 at the time of issuance.

(4)	Includes $45,000 that was unpaid and accrued as of December 31, 2005.

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Norman A. Gardner President & CEO	450,000(1)	81.8%	$0.075/Sh	April 21, 2010

(1)	This amount does not include the option exercisable into 2,500,000 shares of the company that was repriced on December 13, 2005

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,006,662 (1)	.05	3,993,338 (1)

Equity compensation plans not approved by security holders	3,814,632 (2)	.19	--

Total	17,821,294.08		3,993,338

(1)	The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.

(2)	These options were granted by the company to certain consultants and advisors upon approval from the Board of Directors.

COMPENSATION OF DIRECTORS

Each director, with the exception of Norman A. Gardner (see table above for a description of Mr. Gardner's compensation), receives a one-time option grant to purchase 250,000 shares of our common stock at the per share market price in effect on the grant date. Messrs. Prevot and Goldfinger were each granted options to purchase 250,000 shares of common stock at the market price on December 17, 2003 On January 6, 2005, Messrs. Prevot and Goldfinger were each granted options to purchase 250,000 shares of common stock at the market price. On December 22, 2005 Mr. Prevot was granted options to purchase 250,000 shares of common stock at the market price.

EMPLOYMENT CONTRACTS

We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 shares of our common stock, or common shares, at an option price equal to the last sale price at which our common shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 common shares vest on December 31, 2003; 250,000 common shares vest on the date that is one year from the effective date of the employment agreement; 250,000 common shares vest on the date that is two years from the effective date of the employment agreement; 500,000 common shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 common shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our common shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the common shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 common shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 common shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 common shares at the last sale price at which our common shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. On January 3, 2006, pursuant to resolutions passed by the Board on December 15, 2005, we granted Mr. Gardner 3,000,000 common shares in consideration for services provided to us.

OPTION REPRICING

On December 13, 2005, our board of directors approved an amendment to Mr. Gardner’s option to reduce the option price to the last sale price at which our common shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the common shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, the Board approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 common shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of December 31, 2005, by (i) each of our directors, (ii) each of our executive officers, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

		Shares Beneficially Owned
Title of Class	Name and Address of Beneficial Owner	Amount of Shares Held	Percentage Owned (1)

Common	Californian Securities S.A. 60 West Randolph Street, Suite 200 Chicago, Il 60601	18,933,736	31.25%

Common	Pacific Continental Securities Nominees Limited 111 Cannon Street London EC4N5AR, England	17,795,903	29.37%

Common	Norman A. Gardner 837 Lindy Lane Bala Cynwyd, PA 19004	7,844,302 (2)	11.82%

Common	Howard Goldberg 117 Cheltenham Ave. Linwood, NJ 08221	5,204,810 (3), (5)	7.94%

Common	Michael J. Prevot 12920 Atherton Ct. Los Altos Hills, CA 94022	467,339 (4)	0.77%

Common	All Directors and Officers as a Group	8,311,614(2)(4)(5)	12.46%

(1)	Percentage of ownership is based on 60,590,506 shares of common stock issued and outstanding as of December 31, 2005.

(2)	Includes 2,787,963 shares issuable upon the exercise of stock options exercisable within 60 days and 3,000,000 shares issuable on January 3, 2006 for services rendered.

(3)	Includes 4,954,810 shares issuable upon the exercise of stock options exercisable within 60 days.

(4)	Includes 354,167 shares issuable upon the exercise of a stock option exercisable within 60 days. Does not include 19,034 owned by Sandra Prevot, his wife, as to which he disclaims beneficial interest.

(5)
Does not include 1,000,000 shares resulting from Mr. Goldberg’s exercise of a warrant on March 13, 2006 received in connection with the purchase of $100,000 of 10% senior secured convertible promissory notes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In April and June of 2004, pursuant to a Regulation S Stock Purchase agreement dated March 10, 2004, in a private placement transaction, without registration under the Securities Act of 1933, as amended, in reliance upon exemptions provided by Regulations S promulgated under the Securities Act, California Securities, S.A. purchased from us an aggregate of 14,500,000 shares of our common stock, for an aggregate purchase price of approximately $713,235. At the time of such sale and issuance, California Securities, S.A. was known to us to own of record or beneficially more than five percent of our common stock.

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. The notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property pursuant to a security agreement among LaserLock and the purchasers. In connection with the private placement, on March 13, 2006, a note in the principal amount of $100,000 was issued to Howard Goldberg. We issued a warrant exercisable into 1,000,000 shares to Mr. Goldberg and Mr. Goldberg joined the security agreement as a secured party. At the time of such sale and issuance, Mr. Goldberg was known to us to own of record or beneficially more than five percent of our common stock.

There have been no other material transactions, series of similar transactions, or currently proposed transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

3.1 Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company dated December 17, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

10.1 Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

10.2 Engagement Agreement by and between the Company and Howard Goldberg dated October 8, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference)

10.3 Engagement Agreement by and between the Company and Harvey Goldberg dated October 29, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference)

10.4 License Agreement by and between The Bud Jones Company, Inc. and Bourgogne et Grasset and the Company dated October 15, 2001 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

10.5 Marketing and Supply Agreement between Translucent Technologies, LLC and the Company dated October 2002 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

10.6 License Agreements regarding the use of the Company's technology with playing cards between the Company and CoPAG U.S.A. Inc., dated November 1, 2003 (each filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

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

10.13 License Agreement by and between NoCopi Technologies, Inc. and LL Security Products, Inc. dated September 20, 2001 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

10.14 Regulations S Stock Purchase Agreement, dated March 10, 2004, by and between the Company and California Securities, S.A. (filed with the Company's Quarterly Report on Form 10-QSB on May 17, 2004 and incorporated herein by reference).

10.15 Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (Filed on the Company’s Form 8-K on February 17, 2006 and incorporated herein by reference).

10.16 Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

10.17 Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.18 Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

10.19  Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.20 Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

10.21 Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.22 Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

10.23 Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3,2006 in consideration for services provided to the Company (Filed on Form 8-K on January 18, 2006 and incorporated herein by reference).

10.24 Non-binding letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (Filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

17.1 Director resignation letter from Joel A. Pinsky, dated December 23, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

17.2 Director resignation of Julius Goldfinger, dated September 30, 2005 (Filed on Form 8-K on October 3, 2005 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1 LaserLock Technologies, Inc. 2003 Stock Option Plan adopted on December 19, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of October 10, 2002, we have retained the public accounting firm of Morison Cogen LLP (formerly Cogen Sklar, LLP), whose principal business address is 150 Monument Rd., Suite 500, Bala Cynwyd, PA 19004, to perform our annual audit for inclusion in our report in Form 10-KSB, and perform SAS 100 reviews of quarterly information in connection with Form 10-QSB filings.

AUDIT FEES

During fiscal 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $38,500 and $35,335.

AUDIT-RELATED FEES

During fiscal 2005 and 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During fiscal 2005 and 2004, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $3,500 and $4,165.

ALL OTHER FEES

During fiscal 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not presently have a designated audit committee. All of the services listed above were approved by Norman A. Gardner, our chief executive officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES, INC.

By: /s/ Norman Gardner Norman Gardner, President and CEO Date: March 30, 2006

LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) DECEMBER 31, 2005 AND 2004

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2005 and 2004

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF OPERATIONS	3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	4-6
CONSOLIDATED STATEMENTS OF CASH FLOWS	7-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
March 28, 2006

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,705	$676,593
Receivables	21,778	27,942
Inventory	58,820	20,423
Prepaid expenses	-	9,812
TOTAL CURRENT ASSETS	87,303	734,770
PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	29,381
Less accumulated depreciation	13,203	7,965
	19,401	21,416
Patent costs, net of accumulated amoritization of
$16,234 and $8,366 as of December 31, 2005
and 2004, respectively	132,189	80,297
TOTAL ASSETS	$238,893	$836,483
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	333,287	43,328
Deferred revenue	-	12,500
TOTAL CURRENT LIABILITIES	333,287	55,828
TOTAL LIABILITIES	333,287	55,828
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 250,000,000 shares authorized;
63,590,506 shares oustanding at December 31, 2005
and 60,590,506 at December 31, 2004	63,590	60,590
Additional paid in capital	6,292,447	5,903,685
Deficit accumulated during the development stage	(6,450,431)	(5,183,620)
STOCKHOLDERS' EQUITY (DEFICIT)	(94,394)	780,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$238,893	$836,483

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Cumulative	Year Ended	Year Ended
	Since	December 31,	December 31,
	Inception	2005	2004
REVENUES
Sales	$181,293	$56,923	$54,765
Royalties	336,275	152,235	53,422
TOTAL REVENUE	517,568	209,158	108,187
COSTS AND EXPENSES
Research and development	929,022	148,552	310,615
Patent costs	56,364	5,375	-
Legal and Accounting	698,183	124,437	149,322
Sales and Marketing	3,361,378	809,667	684,044
General and administrative	2,122,457	393,314	376,634
Total costs and expense	7,167,404	1,481,345	1,520,615
LOSS BEFORE OTHER INCOME	(6,649,836)	(1,272,187)	(1,412,428)
OTHER INCOME (EXPENSE)
Interest income	58,953	5,376	5,922
Interest expense	(29,270)	-	-
Gain on disposition of assets	4,722	-	-
	34,405	5,376	5,922
LOSS BEFORE INCOME TAX BENEFIT	(6,615,431)	(1,266,811)	(1,406,506)
INCOME TAX BENEFIT	(165,000)	-	-
NET LOSS	$(6,450,431)	$(1,266,811)	$(1,406,506)
BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.02)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		60,598,725	53,447,828

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Common Stock			Additional	Deficit Accumulated During the
	Number of Shares	Amount	Consulting Fees	Paid-in Capital	Development Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$--	$16,595	$--	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	--	35,728	--	36,960
Issuance of shares of common stock	2,090,000	2,090	--	60,610	--	62,700
Stock issuance costs	--	--	--	(13,690)	--	(13,690)
Net loss	--	--	--	--	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	--	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	--	921,050	--	926,500
Issuance of shares of common stock in exchange for services	240,000	240	(40,80)	40,560	--	--
Stock issuance costs	--	--	--	(16,335)	--	(16,335)

Fair value of non-employee stock options grants	--	--	--	50,350	--	50,350
Amortization of deferred consulting fees	--	--	20,117	--	--	20,117
Net loss	--	--	--	--	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,68)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	--	77,723	--	77,941
Issuance of shares of common stock and stock options for acquisition of subsidiary	2,000,000	2,000	--	736,000	--	738,000
Issuance of stock options	--	--	--	15,000	--	15,000
Exercise of options	1,450,368	1,450	--	230,609	.	232,059
Fair value of non-employee stock options	--	--	--	323,250	--	323,250
Amortization of deferred consulting fees	--	--	20,683	--	--	20,683
Net loss	--	--	--	--	(1,052,29)	(1,052,29)

Balance, December 31, 2001	16,957,867	16,958	--	2,477,450	(1,474,24)	1,020,167

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Common Stock			Additional	Deficit Accumulated During the
	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Development Stage	Total

Issuance of shares of common stock	3,376,875	3,377	-	687,223	-	690,600
Fair value of non-employee stock options	-	-	-	94,000	-	94,000
Salary due to shareholder contributed capital	-	-	-	15,000	-	15,000
Return of shares of common stock related to purchase price adjustment	(1,000,000)	(1,000)	-	(353,000)	-	(354,000)
Net loss	-	-		-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	1,387,109	-	1,409,621
Fair value of non-employee stock options	-	-	-	213,300		213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	23,857		24,000
Stock issuance costs	-	-	-	(49,735)		(49,735)
Net loss	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	4,495,204	(3,777,114)	760,080

Stock issuance costs	-	-	-	(25,000)	-	(25,000)
Fair value of non-employee stock options	-	-	-	493,600	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	939,881	-	958,481
Net loss	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	5,903,685	(5,183,620)	780,655

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Common Stock			Additional	Deficit Accumulated During the
	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Development Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000		102,000		105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)
Balance at December 31, 2005	63,590,506	$63,590	$-	$6,292,447	$(6,450,431)	$(94,394)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Cumulative	Year Ended	Year Ended
	Since	December 31,	December 31,
	Inception	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,450,431)	$(1,266,811)	$(1,406,506)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,461,262	286,762	493,600
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	434,567	13,105	9,469
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	165,960	105,000	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(21,778)	6,164	(26,949)
Inventory	(58,820)	(38,397)	(20,423)
Prepaid expenses	-	9,812	386
Increase (decrease) in liabilities
Accounts payable and accrued expenses	333,286	289,958	(61,666)
Deferred revenue	-	(12,500)	-
Net cash used in operating activities	(4,079,606)	(606,907)	(1,012,089)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	(3,220)	(23,084)
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(148,424)	(59,761)	(31,979)
Proceeds from sale of assets	6,738	-	-
Net cash used in investing activities	(197,435)	(62,981)	(55,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	958,481
Proceeds from exercise of stock options	232,059	-	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from short-term borrowings	50,000	-	-
Stock issuance costs	(104,760)	-	(25,000)
Net cash used in financing activities	4,283,746	-	933,481
NET DECREASE IN CASH AND
CASH EQUIVALENTS	6,705	(669,888)	(133,671)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	676,593	810,264
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,705	$6,705	$676,593

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2005 and 2004
And for the Period November 10, 1999 (Date of Inception) to December 31, 2005

	Cumulative	Year Ended	Year Ended
	Since	December 31,	December 31,
	Inception	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$-	$-
Income taxes	$-	$-	$-
Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-
Intangible assets	$(354,000)	$-	$-
Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-
Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
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

Comprehensive Income
The company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, receivables and accounts payable. The carrying values of cash, receivables and accounts payable approximate fair value, because of their short maturities.

Concentration of Credit Risk Involving Cash
The Company has deposits with a financial institution which at times exceed Federal Depository Insurance limits. This financial institution has a strong credit rating and management believes that credit risk related to these deposits is minimal.

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

Inventory
Inventory principally consists of penlights and pigments and is stated at the lower cost (determined by the first-in, first-out method) or market.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Capital equipment is stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements area capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2005 and 2004 was $5,237 and $4,691.

Patents
Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2005 and 2004 was $7,868 and $4,779.

Revenue Recognition
The Company recognizes revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.

Income Taxes
The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2005 and 2004, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Stock-Based Compensation
The Company currently accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which for employee stock options permits the use of intrinsic value method described in APB opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company accounts for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Stock-Based Compensation (Continued)

Had compensation cost for the Company’s stock option plan been determined on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the Company’s 2005 and 2004 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. In 2005 and 2004, the fair value amounts were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3% to 5% and expected option life of five to ten years.

	2005	2004
Net loss:
As reported	$1,266,811	$1,406,506
Pro forma	$1,467,222	$1,551,106
Net loss per common share basic and diluted:
As reported	$0.02	$0.03
Pro forma	$0.02	$0.03

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company’s assessment of the estimated stock-based compensation expense is affected by the Company’s stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

Research and Development Costs
Research and development costs are expensed when incurred. Total amount expensed for 2005 and 2004 was $148,552 and $310,615 respectively.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the out of this uncertainty.

The Company is in the development stage at December 31, 2005. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is depending upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or archive an adequate sales level.

NOTE 3 - INCOME TAXES

Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

Deferred tax liabilities would arise principally from intangible assets in the consolidated financial statements as compared to the tax treatment of such costs (these assets have no tax basis).

At December 31, 2005, the Company has a net operating loss (“NOL”) that approximates $4,486,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Current	$-	$-
Deferred	407,000	381,000
Valuation allowance	(407,000)	(381,000)
	$-	$-

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 3 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions.

	2005		2004
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(443,000)	(35)	$(492,000)	(35)
State tax, net of federal tax effect	(82,000)	(7)	(91,000)	(6)
Non-deductible options	118,000	9	202,000	14
Non-deductible amortization	-	-	-	-
Change in valuation allowance	407,000	33	381,000	27
	$-	-	$-	-

The primary components of the Company’s 2005 and 2004 deferred tax assets, liabilities and the related valuation allowances are as follows:

	December 31,	December 31,
	2005	2004
Deferred tax asset for NOL carryforwards	$1,865,000	$1,458,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Valuation allowance	(1,700,000)	(1,293,000)
	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 - COMMON STOCK

On December 17, 2003, the stockholders approved an amendment to the Company’s articles of incorporation to increase the authorized numbers of shares of common stock from 40,000,000 shares to 250,000,000 shares and to increase the number of authorized number of shares of preferred stock from 10,000,000 to 75,000,000 shares.

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
December 31, 2005 and 2004

NOTE 4 - COMMON STOCK (Continued)

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

During the quarter ended December 31, 2005 the Company issued the Chairman of the Board 3,000,000 shares for his past services to the Company. The shares were valued at $105,000, the fair market value at the date of issuance.

NOTE 5 - STOCK OPTION PLAN

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).

The Plan is administered by a committee of the Board of Directors (“Stock Option Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock for which an employee may exercise Incentive Stock Options under all plan of the company shall not exceed $1,000,000 per calendar year. If any employee shall have the right to exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Statutory Stock Options, including prices, duration, transferability and limitations on exercise.

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

On December 13, 2005, the Company repriced the Incentive Stock Options to purchase 2,000,000 shares of common stock at $.03, the fair market value as of December 13, 2005. The options are to vest in 36 equal monthly amounts beginning December 15, 2005 and will expire December 13, 2015. In conjunction with this repricing the Company repriced an additional 500,000 options for the President. The 500,000 options have the same vesting schedule and expiration date as the 2,000,000 options.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 - STOCK OPTION PLAN (Continued)

In April 2004, the Company granted, to its President, options to purchase 2,500,000 shares of its common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

On January 6, 2005, the Company granted, to two board of directors who are not officers of the Company, options for each to purchase 250,000 shares of common stock at an exercise price of $0.09 per share (fair market value), expiring in January 2010.

On April 21, 2005, the Company granted to the president of the Company, options to purchase 450,000 shares of common stock at an exercise price of $0.17 per share (fair market value), expiring in April 2010.

On December 13, 2005, the Company granted an employee of the Company, options to purchase 100,000 shares of common stock at an exercise price of $.03 (fair market value), vesting over 36 months beginning on December 15, 2005, expiring December 13, 2015.

A summary of incentive stock option transactions for employees during 2005 and 2004 are as follows:

			Exercise Price
	Option	Vested	Per Common
	Shares	Shares	Share Range

Balance, December 31, 2003	2,795,000	1,275,000	$.17 to $.28
Granted/vested during the year	2,500,000	833,333	0.06
Exercised during the year	-	-	-
Balance, December 31, 2004	5,295,000	2,108,333	-
Granted/vested during the year	1,300,000	1,990,833	.03 to .09
Expired during the year	(25,000)	(25,000)	0.17
Exercised during the year	-	-	-
Balance, December 31, 2005	6,570,000	4,074,166	$.03 to $.28

Information with respect to incentive stock options outstanding and incentive stock options exercisable at December 31, 2005 is as follows:

Incentive Stock Options Outstanding
Weighted Average
	Number Outstanding		Exercise Price of
Range of	Currently Exercisable	Weighted Average Remaining	Options Currently
Exercise Prices	at December 31, 2005	Contractual Life	Exercisable
$.03 to $.28	4,074,166	2.8 years	$0.11

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 - STOCK OPTION PLAN (Continued)

In addition to options granted to employees under the Plan, the Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided.

A summary of non-statutory stock option transactions for non-employees during 2005 and 2004 are as follows:

			Exercise Price
	Option	Vested	Per Common
	Shares	Shares	Share Range
Balance, December 31, 2003	8,361,294	6,252,198	$.07 to $.40
Granted/vested during the year	4,050,000	3,116,934	0.06 to .20
Expired during the year	(1,500,000)	(1,500,000)	0.28
Exercised during the year	-	-	-

Balance, December 31, 2004	10,911,294	7,869,132	.06 to .75

Granted/vested during the year	1,650,000	2,672,489	.03 to .08
Expired during the year	(1,310,000)	(1,310,000)	0.17 to .35
Exercised during the year	-	-	-

Balance, December 31, 2005	11,251,294	9,231,621	$.03 to $.40

Total expense recognized by the Company during 2005 and 2004 for non-statutory stock options granted during the years was $286,762 and $493,600. The 2005 and 2004 fair value amounts of non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of approximately 3% to 5% and expected option life of ten years.

Information with respect to non-statutory stock options outstanding and exercisable at December 31, 2005 is as follows:

Non-Employee Options Outstanding
Weighted Average
	Number Outstanding		Exercise Price of
Range of	Currently Exercisable	Weighted Average Remaining	Options Currently
Exercise Prices	at December 31, 2005	Contractual Life	Exercisable
$.03 to $.40	9,231,621	5.8 years	$0.12

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 - STOCK OPTION PLAN (Continued)

Effective October 15, 2003, the Company replaced 2,000,000 options originally issued upon the acquisition of EDS Marketing, Inc. in December 2001. The new options extend the exercise period of 1,500,000 options until December 31, 2004 and 500,000 options until December 2008, and reduce the exercise price from $0.35 to $0.28 per share. The new options are fully exercisable on January 1, 2004. The issuance of the replacement options were accounted for as a variable stock option plan and resulted in no additional expense in 2005 of $-0- and in 2004 of $12,500.

On December 15, 2005, the Company repriced the non-statutory stock options to purchase 1,000,000 shares of common stock at $.03, the fair market value as of December 13, 2005. The options are to vest in 36 equal monthly amounts beginning December 15, 2005 and will expire December 15, 2015.

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted is contingent upon the gross amount of product sales during each of the four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued To Other than Employee For Acquiring, Or In Conjunction With Selling, Goods or Services,” which generally will be at the end of each reporting date when the amount of the product sales is known. As of December 31, 2005, the contingencies of this contract have not been met and no options have been granted.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 5, 2003, the Company entered into a five-year agreement with its President. The agreement provides for annual compensation of $150,000 for the first two years of the agreement and $180,000 for each year thereafter and payment of certain fringe benefits including use of an automobile. Additionally, the agreement provides for the issuance of Incentive Stock Options to purchase 2,000,000 shares of common stock at $0.20 per share. The options vest as follows: 500,000 shares on December 31, 2003; 250,000 shares on November 5, 2004 and 2005 and 500,000 shares on November 5, 2006 and 2007.

On December 13, 2005 the Company repriced the Incentive Stock Options to purchase 2,000,000 shares of common stock at $.03. The options are to vest in 36 equal monthly amounts beginning December 15, 2005 and will expire December 13, 2015. In conjunction with this repricing the Company repriced an additional 500,000 options for the President. The 500,000 options have the same vesting schedule and expiration date as the 2,000,000 options.

In April 2004, the Company granted, to its President, options to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share, expiring in June 2009, and vesting in equal monthly installments commencing April 2004 through June 2006.

On April 21, 2005, the Company granted to the president of the Company, options to purchase 450,000 shares of common stock at an exercise price of $0.17 per share (fair market value), expiring in April 2010.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $4,724 and $10,547 were incurred during the years ended December 31, 2005 and 2004.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 7 - COMMITMENTS

The Company has entered into certain commission agreements. Under the terms of the contracts expiring various dates, the representatives are entitled to commissions based on certain percentage of sales, as defined in agreements which may be renewed annually. The commissions from sales will be expensed as sales are generated.

NOTE 8 - LICENSING AGREEMENT

On occasion the Company enters into licensing agreements for the sale of its products. These agreements can either be exclusive or non-exclusive in regards to territories and industries.

NOTE 9 - PATENTS

The Company has four issued patents and one patent pending for anti-counterfeiting technology.

NOTE 10 - MAJOR CUSTOMER

During 2005 and 2004, the Company earned a substantial portion of its revenue from three customers and two customers. During 2005 and 2004, revenue from those customers aggregated $177,377 and $76,785. At December 31, 2005 and 2004, amounts due from those customers included in trade accounts receivable were $18,364 and $25,065.

NOTE 11 - SUBSEQUENT EVENTS

On January 10, 2006, the Company announced that it had signed a Letter of Intent to acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L., for 36.6% of the outstanding shares of LaserLock Technologies, Inc. The Exaqt Security System is the first fully industrialized multi-tech EAS system to be installed in the world.

In March 2006, the Company received bridge loan financing in the amount of $580,000. In addition, the company received $13,500 from the exercise of 1,350,000 warrants associated with the bridge loan.

