Form 10QSB
period 2006-03-31
LASERLOCK TECHNOLOGIES INC
filed 2006-05-15
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation	(IRS Employer
or Organization)	Identification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004
(Address of Principal Executive offices) (Zip Code)

_____________________________610-668-1952_________________________
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  No X

As of March 31, 2006, there were 64,940,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Issuer Format  Yes  No  X

Item 1 - Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

March 31, 2006 and 2005

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-11

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets

CURRENT ASSETS
Cash and cash equivalents	$224,983	$6,705
Receivables	7,749	21,778
Inventory	54,127	58,820
Deferred finance charges	143,140	-

TOTAL CURRENT ASSETS	429,999	87,303

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	14,528	13,203
	18,076	19,401

Patent costs, net of accumulated amoritization of $18,437 and $16,234 as of March 31, 2006 and December 31, 2005	131,386	132,189

TOTAL ASSETS	$579,461	$238,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	242,990	333,287
Convertible notes payable	480,000	-

TOTAL CURRENT LIABILITIES	722,990	333,287

TOTAL LIABILITIES	722,990	333,287

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $ .001 par value; 250,000,000 shares authorized; 64,940,506 shares oustanding at March 31, 2006 and 63,590,506 at December 31, 2005	64,940	63,590

Additional paid in capital	6,587,985	6,292,447

Deficit accumulated during the development stage	(6,796,454)	(6,450,431)

STOCKHOLDERS' DEFICIT	(143,529)	(94,394)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$579,461	$238,893

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to March 31, 2006
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2006	2005

REVENUES
Sales	$184,987	$3,694	$22,695
Royalties	360,215	23,940	41,014

TOTAL REVENUE	545,202	27,634	63,709

COSTS AND EXPENSES
Research and development	947,188	18,166	61,396
Patent costs	56,910	546	-
Legal and Accounting	725,661	27,478	19,782
Sales and Marketing	3,592,781	231,403	177,336
General and administrative	2,193,178	70,721	81,448
Total costs and expense	7,515,718	348,314	339,962

LOSS BEFORE OTHER INCOME	(6,970,516)	(320,680)	(276,253)

OTHER INCOME (EXPENSE)
Interest income	60,122	1,169	2,428
Interest expense	(55,782)	(26,512)	-
Gain on disposition of assets	4,722	-	-
	9,062	(25,343)	2,428

LOSS BEFORE INCOME TAX BENEFIT	(6,961,454)	(346,023)	(273,825)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(6,796,454)	$(346,023)	$(273,825)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		64,040,506	60,590,506

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to March 31, 2006

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$-	$16,595	$-	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	-	35,728	-	36,960
Issuance of shares of common stock	2,090,000	2,090	-	60,610	-	62,700
Stock issuance costs	-	-	-	(13,690)	-	(13,690)
Net loss	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	-	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	-	921,050	-	926,500
Issuance of shares of common stock in exchange for services	240,000	240	(40,800)	40,560	-	-
Stock issuance costs	-	-	-	(16,335)	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	50,350	-	50,350
Amortization of deferred consulting fees	-	-	20,117	-	-	20,117
Net loss	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	-	77,723	-	77,941
Issuance of shares of common stock and stock options for
acquisition of subsidiary	2,000,000	2,000	-	736,000	-	738,000
Issuance of stock options	-	-	-	15,000	-	15,000
Exercise of options	1,450,368	1,450	-	230,609	.	232,059
Fair value of non-employee stock options	-	-	-	323,250	-	323,250
Amortization of deferred consulting fees	-	-	20,683	-	-	20,683
Net loss	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	-	2,477,450	(1,474,241)	1,020,167

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)(Continued)
For the Three Months Ended March 31, 2006 and 2005
For the Period November 10, 1999 (Date of Inception) to March 31, 2006

Deficit
Common				Accumulated
Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total
Issuance of shares of common stock	3,376,875	3,377	-	687,223	-	690,600
Fair value of non-employee stock options	-	-	-	94,000	-	94,000
Salary due to shareholder contributed capital	-	-	-	15,000	-	15,000
Return of shares of common stock related to purchase price
adjustment	(1,000,000)	(1,000)	-	(353,000)	-	(354,000)
Net loss	-	-		-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	1,387,109	-	1,409,621
Fair value of non-employee stock options	-	-	-	213,300		213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	23,857		24,000
Stock issuance costs	-	-	-	(49,735)		(49,735)
Net loss	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	4,495,204	(3,777,114)	760,080

Stock issuance costs	-	-	-	(25,000)	-	(25,000)
Fair value of non-employee stock options	-	-	-	493,600	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	939,881	-	958,481
Net loss	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	5,903,685	(5,183,620)	780,655

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Three Month Ended March 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to March 31, 2006

Deficit
Common				Accumulated
Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total
Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000		102,000		105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005 (Audited)	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	67,748	-	67,748
Fair value of employee stock options				52,000		52,000
Fair value of warrants issued for deferred finance charges				163,640		163,640
Exercise of warrants	1,350,000	1,350	-	12,150	-	13,500
Net loss for the three months ended March 31, 2006	-	-	-	-	(346,023)	(346,023)

Balance at March 31, 2006 (Unaudited)	64,940,506	$64,940	$-	$6,587,985	$(6,796,454)	$(143,529)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to March 31, 2006
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,796,454)	$(346,023)	$(273,825)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	1,581,009	119,748	55,000
Amortization of deferred finance charges	20,500	20,500
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	438,095	3,528	2,678
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	165,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(7,749)	14,029	(8,352)
Inventory	(54,127)	4,693	(20,342)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	242,990	(90,297)	(8,385)
Deferred revenue	-	-	(3,750)

Net cash used in operating activities	(4,353,428)	(273,822)	(256,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	(3,223)
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(149,824)	(1,400)	(8,720)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(198,835)	(1,400)	(11,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,059	-	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	13,500	13,500	-
Proceeds from short-term borrowings	530,000	480,000	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	4,777,246	493,500	-

NET DECREASE IN CASH AND
CASH EQUIVALENTS	224,983	218,278	(268,919)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	6,705	676,593

CASH AND CASH EQUIVALENTS - END OF PERIOD	$224,983	$224,983	$407,674

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to March 31, 2006
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$-	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$163,640	$163,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited finanicial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The Company is in the development stage at March 31, 2006. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the three months ended March 31, 2006, additional capitalized patent costs incurred amounted to $1,400. Amortization expense for patents was $2,303 for the three months ended March 31, 2006 and $1,368 for the three months ended March 31, 2005.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2006 and 2005, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 - STOCK OPTIONS

In March 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,200,000 shares of common stock at an exercise price of $0.0001 per share, expiring two days after they become vested. The options vest 200,000 at April 30, 2006 and 100,000 each month thereafter from May 31, 2006 through February 2007. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized consulting expenses of $9,000 and $0 for the three months ended March 31, 2006 and 2005. The 1,200,000 options were fully exercised in April 2006, with 200,000 shares issued and with the remaining 1 million shares held in escrow until the vesting requirements are met.

NOTE 6 - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate between 3.6% and 4.5% and expected option life of five to ten years.

During the quarter ended March 31, 2006, the Company’s net income was approximately $52,000 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of March 31, 2006, there was approximately $150,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2007.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to December 31, 2005.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 6 - STOCK BASED COMPENSATION (Continued)

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005
Net loss:
As reported	$273,825
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	38,200

Pro forma net loss	312,025

Net loss per common share basic and diluted:
As reported	$-
Pro forma	$0.01

The following tables summarize all stock option activity of the Company since December 31, 20005:

	Incentive Stock Options Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-

Outstanding, March 31, 2006	6,570,000	$.03 to $.28	$0.11

Exercisable, March 31, 2006	4,714,443	$.03 to $.28	$0.11

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 6 - STOCK BASED COMPENSATION (Continued)

	Non-Employee Stock Options Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	11,251,294	$.03 to $.40	$0.12

Granted	-	-	-
Exercised	-	-	-
Canceled	(299,632)	$.16 to $.35	-

Outstanding, March 31, 2006	10,951,662	$.03 to $.40	$0.09

Exercisable, March 31, 2006	10,034,995	$.03 to $.20	$0.11

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s office is owned by its President and Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $3,468 and $2,842 were incurred during the three months ended March 31, 2006 and 2005.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of the notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock.

The Company has sold $480,000 principal amount of the notes and issued 4,800,000 warrants as of March 31, 2006. In accordance with FAS 123(R), the Company recorded deferred finance charges in the amount of $163,640. The deferred finance charges are being amortized over one year, which is the term of the convertible notes. Previously, the Company reported, in February 2006, that $100,000 of additional notes were sold and an additional 1,000,000 warrants were issued. However, due to certain restrictions associated with the sale the Company deferred acceptance. As of March 31, 2006 the Company received $13,500 for the exercise of 1,350,000 of the warrants.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the three month period ended March 31, 2006 included herein and our audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

This discussion, analysis and other sections of this report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. We do not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we will own the worldwide rights in the security sector of a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow seamless integration of the source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI is subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI currently expires June 13, 2006. It will be necessary for us to obtain sufficient funding to successfully operate and expand the business of Exaqt. When the acquisition of Exaqt is completed, Thomas A. Nicolette, a consultant to us, will receive approximately 38% of the shares to be issued in this transaction. Also, Mr. Nicolette will become President and Chief Executive Officer and a Director of LaserLock upon the completion of the transaction.

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

Additional notes in the aggregate principal amount of up to $700,000 and warrants exercisable into up to 7,000,000 shares may be issued by LaserLock in the offering after February 13, 2006. As of May 5, 2006, we sold an aggregate of $480,000 in notes and issued 4,800,000 in warrants, including Nob Hill Capital Partners, L.P. Previously the Company reported the $100,000 of additional notes were sold and an additional 1,000,000 warrants were issued. However, due to certain restrictions associated with the sale the Company deferred acceptance. As of March 31, 2006 the Company received $13,500 for the exercise of 1,350,000 of the warrants.

In addition to the above notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Comparison of the Three Month Period Ended March 31, 2006 and March 31, 2005.

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
For the three months ended March 31, 2006, we had sales and royalties revenues of $27,634 as compared to $63,709 for the three months ending March 31, 2005. The decrease results primarily from lower sales and royalty fees from the use of our casino chip security systems. Casinos purchase chips from our licensee when they open and these chips can be used for several years before they are replaced. Casinos also periodically replace or upgrade their chips. During the current period there were no new casinos that placed initial orders for chips. During the 2005 period we received royalties from Enigma during a development process for Brazil. During the current period no royalties for Brazil were received.

Our research and development costs aggregated approximately $18,166 for the three months ended March 31, 2006 as compared to $61,396 for the three months ended March 31, 2005, a decrease of $43,230. This decrease is substantially the result a lower cost of products sold in 2006 due to lower sales.
Our patent costs were $546 for the three months ended March 31, 2006. There was no expense for the same period in 2005. This expense is the cost for maintaining the patents that have been issued to the company.

Our legal and accounting costs aggregated approximately $27,478 for the three months ended March 31, 2006 as compared to $19,782 for the three months ended March 31, 2005, an increase of $7,696. This increase relates primarily to higher costs incurred for outside legal counsel in connection with current projects.

Our sales and marketing costs aggregated $231,403 for the three months ended March 31, 2006 as compared to $177,336 for the three months ended March 31, 2005 an increase of $54,067. This increase results from increases in the expense of marketing-related non-employee stock options of $13,967 and $40,000 for employee stock options.

Our general and administrative costs aggregated $70,721 for the three months ended March 31, 2006 as compared to $81,448 for the three months ended March 31, 2005, a decrease of $10,727. The decrease results from lower costs for insurance and other general and administrative expenses.

Our interest expense for the three months ended March 31, 2006 was $26,512. This expense includes interest on the $480,000 in 10% one year notes sold beginning in February 2006 in the amount of $6,000 and $20,500 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the notes. There was no interest expense for the same period last year.

The net loss for the three months ended March 31, 2006 was $346,023 or $0.01 per share. This compares to a net loss of $273,825 or $0.00 for the same period in 2005, an increase in the net loss of $72,198. Included in the net loss for the 2006 period was $119,748 that represented the fair value of stock options issued compared to $55,000 for the 2005 period, an increase of $64,748.

Liquidity and Capital Resources

Our cash balance at March 31, 2006 of $224,983 was $218,278 more than the $6,705 as of December 31, 2005. This increase is the result of the sale of $480,000 in one year notes reduced by the cash portion of our net loss for the period.

Working capital at March 31, 2006 was a negative $292,991 as compared to a negative $245,984 at December 31, 2005, a decrease in working capital of $47,007 from December 31, 2005. This decrease in working capital relates principally to the issuance of the convertible notes and payments of accounts payable and accrued expenses for the three months ended March 31, 2006.

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

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. As of May 5, 2006, we sold an aggregate of $480,000 in notes and issued 4,800,000 in warrants. During the three months ended March 31, 2006 the Company received $13,500 from the exercise of 1,350,000 of the warrants.

In addition to the above notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. We expect to expend between $25,000 and $75,000 in cash on our research and development program for fiscal 2006. This amount does not include any provision for research and development activities as a result of the acquisition of Exaqt. Our research and development plans over the next year include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by LaserLock in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We note that the same person serves as both the Chief Executive Officer and principal financial officer.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which Laserlock or any of its subsidiaries is a party or to which any of their properties is the subject that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We recently commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. As of May 5, 2006, we sold an aggregate of $480,000 in notes and issued 4,800,000 in warrants. During the three months ended March 31, 2006 the Company received $13,500 from the exercise of 1,350,000 of the warrants.

Item 6. Exhibits

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

10.2 Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (Filed on the Company’s Form 8-K on February 17, 2006 and incorporated herein by reference).

10.3 Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.4 Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.5 Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.6  Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.7 Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.8 Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (Filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.9 Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.10 Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3, 2006 in consideration for services provided to the Company (Filed on Form 8-K on January 18, 2006 and incorporated herein by reference).

10.11 Non-binding letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (Filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

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

           LaserLock Technologies, Inc._______________
          (Registrant)

Date: May 15, 2006                                 By:  /s/Norman Gardner_______________________
          Norman Gardner
          President and CEO