Form 10KSB/A
period 2005-12-31
LASERLOCK TECHNOLOGIES INC
filed 2006-08-15
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

837 Lindy Lane, Bala Cynwyd, PA	19004
(Address of Principal Executive offices)	(Zip Code)

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

State Issuer's Revenues for its most recent fiscal year: $209,158. Aggregate market value of the voting stock held by non-affiliates of registrant: $2,695,352.04 on June 30, 2006.

As of June 30, 2006, there were 71,240,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Issuer Format  Yes ☐ No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This 10-KSB/A is being filed to amend and restate the following Exhibits to the Annual Report of LaserLock Technologies, Inc. (the “Company”) filed on Form 10-KSB on March 31, 2006:

•
Exhibit 10.16 - Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

•
Exhibit 10.18 - Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

•	Exhibit 10.20 - Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

•	Exhibit 10.22 - Schedule of Secured Parties who have entered into a security agreement identical to the Security Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference.

Each of the Exhibits listed above is being amended to reflect the completion on or about August 10, 2006 of the private placement by the Company to certain of the Company’s shareholders and other accredited investors of an aggregate of $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue and issuance of 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, certain information included in each of the Exhibits was restated to reflect the Company’s deferred acceptance of the sale of $100,000 of notes and issuance of 1,000,000 warrants in the private placement.

Item 13 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Exhibits:

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

10.6 License Agreement regarding the use of the Company's technology with plastic playing cards between the Company and CoPAG U.S.A. Inc. dated November 1, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

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

3

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

10.24 Non-binder letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (Filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

17.1 Director resignation letter from Joel A. Pinsky, dated December 23, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

17.2 Director resignation of Julius Goldfinger, dated September 30, 2005 (Filed on Form 8-K on October 3, 2005 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 LaserLock Technologies, Inc. 2003 Stock Option Plan adopted on December 19, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc. (Registrant)

Date: August 14, 2006	By:	/s/ Norman Gardner
Norman Gardner President and CEO

EXHIBIT LIST

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

10.6 License Agreement regarding the use of the Company's technology with plastic playing cards between the Company and CoPAG U.S.A. Inc. dated November 1, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

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

10.24 Non-binder letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (Filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

17.1 Director resignation letter from Joel A. Pinsky, dated December 23, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

17.2 Director resignation of Julius Goldfinger, dated September 30, 2005 (Filed on Form 8-K on October 3, 2005 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 LaserLock Technologies, Inc. 2003 Stock Option Plan adopted on December 19, 2003 (filed with the Company's Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).