Form 10QSB
period 2006-06-30
LASERLOCK TECHNOLOGIES INC
filed 2006-08-15
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2006

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

Item 1 – Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

June 30, 2006 and 2005

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-12

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,943	$6,705
Receivables	18,292	21,778
Prepaid expenses	4,800	-
Inventory	45,527	58,820
Deferred finance charges	191,940	-

TOTAL CURRENT ASSETS	375,502	87,303

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	15,896	13,203
	16,708	19,401

Patent costs, net of accumulated amoritization of
$20,696 and $16,234 as of June 30, 2006
and December 31, 2005	131,639	132,189

TOTAL ASSETS	$523,849	$238,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	331,903	333,287
Convertible notes payable	580,000	-

TOTAL CURRENT LIABILITIES	911,903	333,287

TOTAL LIABILITIES	911,903	333,287

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 250,000,000 shares authorized;
71,240,506 shares issued and oustanding at June 30, 2006
and 63,590,506 issued and outstanding at December 31, 2005	71,240	63,590

Additional paid in capital	6,797,603	6,292,447

Deficit accumulated during the development stage	(7,256,897)	(6,450,431)

STOCKHOLDERS' DEFICIT	(388,054)	(94,394)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$523,849	$238,893

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to June 30, 2006
(UNAUDITED)

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2006	2005	2006	2005

REVENUES
Sales	$186,342	$1,355	$13,823	$5,049	$36,518
Royalties	378,115	17,900	43,041	41,840	84,055

TOTAL REVENUE	564,457	19,255	56,864	46,889	120,573

COSTS AND EXPENSES
Research and development	966,613	19,425	14,077	37,591	75,473
Patent costs	56,975	65	0	611	-
Legal and Accounting	822,225	96,564	40,142	124,042	59,924
Sales and Marketing	3,820,256	227,475	221,167	458,878	398,503
General and administrative	2,287,131	93,953	166,938	164,674	248,386
Total costs and expense	7,953,200	437,482	442,324	785,796	782,286

LOSS BEFORE OTHER INCOME	(7,388,743)	(418,227)	(385,460)	(738,907)	(661,713)

OTHER INCOME (EXPENSE)
Interest income	61,106	984	1,789	2,153	4,217
Interest expense	(98,982)	(43,200)	-	(69,712)	-
Gain on disposition of assets	4,722	-	-	-	-
	(33,154)	(42,216)	1,789	(67,559)	4,217

LOSS BEFORE INCOME TAX BENEFIT	(7,421,897)	(460,443)	(383,671)	(806,466)	(657,496)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(7,256,897)	$(460,443)	$(383,671)	$(806,466)	$(657,496)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		66,757,173	60,590,506	65,398,839	60,590,506

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2006

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
For the Period November 10, 1999 (Date of Inception) to June 30, 2006

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2006

Deficit
Accumulated
Common Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000		102,000		105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005 (Audited)	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	121,336	-	121,336
Fair value of employee stock options				104,000		104,000
Fair value of warrants issued for deferred finance charges				243,640		243,640
Exercise of warrants	4,350,000	4,350	-	39,150	-	43,500
Exercise of options	3,300,000	3,300		(2,970)		330
Net loss for the three months ended June 30, 2006	-	-	-	-	(806,466)	(806,466)

Balance at June 30, 2006 (Unaudited)	71,240,506	$71,240	$-	$6,797,603	$(7,256,897)	$(388,054)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to June 30, 2006
(UNAUDITED)
		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,256,897)	$(806,466)	$(657,496)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,686,597	225,336	221,680
Amortization of deferred finance charges	51,700	51,700
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	441,722	7,155	6,027
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	165,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(18,292)	3,486	(3,852)
Inventory	(45,527)	13,293	(31,642)
Prepaid expenses	(4,800)	(4,800)	3,046
Increase (decrease) in liabilities
Accounts payable and accrued expenses	331,903	(1,384)	38,373
Deferred revenue	-	-	(7,500)

Net cash used in operating activities	(4,591,286)	(511,680)	(431,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	(3,223)
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(152,336)	(3,912)	(27,174)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(201,347)	(3,912)	(30,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,389	330	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	43,500	43,500	-
Proceeds from short-term borrowings	630,000	580,000	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	4,907,576	623,830	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	114,943	108,238	(461,761)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	6,705	676,593

CASH AND CASH EQUIVALENTS - END OF PERIOD	$114,943	$114,943	$214,832

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to June 30, 2006
(UNAUDITED)
	Six Months	Six Months
Cumulative	Ended	Ended
Since	June 30,	June 30,
Inception	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$-	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-
Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$243,640	$243,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited finanicial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The Company is in the development stage at June 30, 2006. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the six months ended June 30, 2006, additional capitalized patent costs incurred amounted to $3,912. Amortization expense for patents was $2,259 and $4,462 for the three and six months ended June 30, 2006 and $2,039 and $3,407 for the three and six months ended June 30, 2005.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2006 and 2005, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 - STOCK OPTIONS

In March 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,200,000 shares of common stock at an exercise price of $0.0001 per share, expiring two days after they become vested. The options vest 200,000 at April 30, 2006 and 100,000 each month thereafter from May 31, 2006 through February 2007. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized consulting expenses of $27,000 and $36,000 for the three and six months ended June 30, 2006 and no consulting expenses for the three and six months ended June 30, 2005. The 1,200,000 options were fully exercised in April 2006, with 400,000 shares issued and with the remaining 800,000 shares held in escrow until the vesting requirements are met.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.0001 per share. The options are exercisable immediately. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized consulting expenses of $6,000 for the three and six months ended June 30, 2006 and no consulting expenses for the three and six months ended June 30, 2005. The 600,000 options were fully exercised in May 2006, with 100,000 shares issued and with the remaining 500,000 shares to be issued 100,000 at July 31, 2006 and 100,000 each month thereafter from August 31, 2006 through November 30, 2006. The shares are being held in escrow until the vesting requirements are met.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0001 per share. The options are exercisable immediately. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company recognized consulting expenses of $7,500 for the three and six months ended June 30, 2006 and no consulting expenses for the three and six months ended June 30, 2005. The 1,500,000 options were fully exercised in June 2006, with 583,333 shares issued and with the remaining 916,667 shares to be issued 83,333 at July 31, 2006 and 83,333 each month thereafter from August 31, 2006 through May 31, 2007. The shares are currently being held in escrow until the vesting requirements are met.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 - STOCK BASED COMPENSATION (Continued)

During the three and six months quarter ended June 30, 2006, the Company’s net income was approximately $52,000 and $104,000 lower as a result of stock-based compensation expense resulting from the adoption of SFAS 123(R). As of June 30, 2006, there was approximately $99,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2007.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss:
As reported	$383,671	$657,496
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	50,500	88,700

Pro forma net loss	$434,171	746,196

Net loss per common share basic and diluted:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following tables summarize all stock option activity of the Company since December 31, 2005:

	Incentive Stock Options Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-

Outstanding, June 30, 2006	6,570,000	$.03 to $.28	$0.11

Exercisable, June 30, 2006	5,021,387	$.03 to $.28	$0.11

	Non-Employee Stock Options Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	11,251,294	$.03 to $.40	$0.12

Granted	3,300,000	$0.0001	-
Exercised	(3,300,000)	$0.0001	-
Canceled	(449,632)	$.16 to $.35	-

Outstanding, June 30, 2006	10,801,662	$.03 to $.40	$0.08

Exercisable, June 30, 2006	9,968,329	$.03 to $.40	$0.11

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s office is owned by its President and Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $2,092 and $3,652 were incurred during the three and six months ended June 30, 2006 and $2,515 and $5,357 during the three and six months ended June 30, 2005.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of the notes will be issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. The beneficial conversion feature was accounted for in accordance with Emerging Issue Task Force No. 98-5.

The Company has sold $580,000 principal amount of the notes and issued 5,800,000 warrants as of June 30, 2006. In accordance with FAS 123(R), the Company recorded deferred finance charges in the amount of $243,640. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate between 3.6% and 4.5% and expected option life of five to ten years. The deferred finance charges are being amortized over one year, which is the term of the convertible notes. As of June 30, 2006 the Company received $43,500 for the exercise of 4,350,000 of the warrants.

NOTE 9 - SUBSEQUENT EVENTS

After June 30, 2006 the Company sold the final $220,000 principal amount of 10% senior secured convertible promissory notes due twelve months from date of issue and issued 2,200,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. This completed the $800,000 private placement of 10% senior secured convertible promissory notes.

Of the warrants issued subsequent to June 30, 2006, 1,200,000 have been exercised.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the six month period ended June 30, 2006 included herein and our audited financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Overview

We are a technology licensing company which licenses our technology to third parties who incorporate it into their products for resale to their customers and end users who incorporate the technology into their products at their manufacturing facilities. We receive royalties on volume usage of our technology from third parties who sell products incorporating such technologies. We intend to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

Initially, we planned to market anti-counterfeiting solutions to the gaming industry. In 2003, we began to restructure our management team and refocus our short and long-term goals.

Our new focus involves offering security solutions to the gaming industry through third parties that supply various products and services to the gaming industry. We license our technology to these third-party product and service suppliers who, in turn, incorporate our technology into the products they sell. We receive a royalty on each license. As part of these security solutions, we sell inks and pigments used to detect counterfeit products and documents to these same third-party product and service suppliers. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogne et Grasset, and Paul Son) and CoPAG U.S.A. Inc. The agreement with Gaming Partners International is still in effect. The agreement with CoPAG expired in September 2005 and was not renewed.

We also supply fraud protection technology for slot tickets, and have made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. (“Ambient”), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. The first sale of this advertising model was in the fourth quarter of 2005. The results of the test program indicated that the business model did not perform as anticipated. As a result, this agreement has been terminated.

In January 2005, we entered into an agreement with Enigma Importacao e Exportacco Ltdn. (“Enigma”), in which we granted Enigma four three-month options to develop in Brazil uses for our pending patent. Upon exercise of the three-month options, Enigma would pay us a fee and purchase product to be used in testing and development of the products during the option period. At the end of the option period Enigma had the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty. Enigma did not exercise the last three-month option. Several tests have been conducted by Enigma, potential customers and/or their agents that indicate use of our technology might be commercially feasible. One potential customer advised Enigma that our technology is acceptable for their use. LaserLock and Enigma continue to work together in anticipation of developing commercial applications in Brazil, however, to date, no contracts have been entered into for the commercial use of this technology.

In February 2005 we entered into a six-month agreement with the Nicolette Consulting Group Limited (“NCG”) utilizing the services of Thomas A. Nicolette, its principal. The agreement anticipated that NCG would mainly provide sales and marketing services to LaserLock. During the initial term these services were expanded to include strategic planning and the longer-term objectives. In July 2005, February 2006 and August 2006 the contract was extended for further six month periods with the understanding that Mr. Nicolette would, in addition to his sales and marketing services, provide services similar to those of a senior executive, although he would not be an officer of LaserLock.

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we will own the worldwide rights in the security sector of a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow seamless integration of the source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI is subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI expired June 13, 2006. It will be necessary for us to obtain sufficient funding to successfully operate and expand the business of Exaqt. When the acquisition of Exaqt is completed, Thomas A. Nicolette, a consultant to us, will receive approximately 38% of the shares to be issued in this transaction. Also, Mr. Nicolette will become President and Chief Executive Officer and a Director of LaserLock upon the completion of the transaction.

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

We are currently exploring the uses of our technologies in general industry and government. Whenever possible, we will license our technology to strategic partners that currently service those industries and charge them royalty fees and/or a share of the revenues/profits from their use of our technology.

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue (“Notes”) to certain of our shareholders and other accredited investors. Purchasers of Notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

Additional Notes in the aggregate principal amount of $700,000 and warrants exercisable into 7,000,000 shares were issued by LaserLock in the offering after February 13, 2006. As of August 10, 2006 we received $55,500 for the exercise of 5,550,000 of the warrants.

In addition to the above Notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2006 and June 30, 2005.

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the future due to our attempts to cultivate business relationships over the past years.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the three months ended June 30, 2006, we had sales and royalty revenues of $19,255 as compared to $56,864 for the three months ending June 30, 2005. The decrease results primarily from lower sales and royalty fees from the use of our casino chip security systems. Casinos purchase chips from our licensee when they open and these chips can be used for several years before they are replaced. Casinos also periodically replace or upgrade their chips. During the current period there were no new casinos that placed initial orders for chips. During the 2005 period we received royalties from Enigma during a development process for Brazil. During the current period no royalties for Brazil were received.

Our research and development costs aggregated approximately $19,425 for the three months ended June 30, 2006 as compared to $14,077 for the three months ended June 30, 2005, an increase of $5,348—. This increase is substantially the result the delivery of samples for testing with potential customers.

Our patent costs were $65 for the three months ended June 30, 2006. There was no expense for the same period in 2005. This expense is the cost for maintaining the patents that have been issued to the company.

Our legal and accounting costs aggregated approximately $96,564 for the three months ended June 30, 2006 as compared to $40,142 for the three months ended June 30, 2005, an increase of $56,422. This increase relates primarily to costs associated with the proposed acquisition of Exaqt of approximately $23,800 and costs incurred for outside legal counsel in connection with the filing of a S-8 registration statement and related events.

Our sales and marketing costs aggregated $227,475 for the three months ended June 30, 2006 as compared to $ 221,167 for the three months ended June 30, 2005 an increase of $6,308. This increase results from a settlement of a terminated marketing agreement for $28,000, increased costs associated with a consulting agreement of approximately $10,000 offset by lower costs for marketing-related stock options and other marketing expenses.

Our general and administrative costs aggregated $93,953 for the three months ended June 30, 2006 as compared to $166,938 for the three months ended June 30, 2005, a decrease of $72,985. The decrease results from lower costs for consultants, insurance and other general and administrative expenses.

Our interest expense for the three months ended June 30, 2006 was $43,200. This expense includes accrued interest on the 10% Notes in the amount of $12,000 and $31,200 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the Notes. There was no interest expense for the same period last year.

The net loss for the three months ended June 30, 2006 was $460,443 or $0.01 per share. This compares to a net loss of $383,671 or $0.01 per share for the same period in 2005, an increase in the net loss of $76,772. Included in the net loss for the 2006 period was $136,788 that represents the expense portion of the fair value of stock options and warrants issued compared to $166,680 for the 2005 period, a decrease of $29,892. In 2005 there was no expense for warrants issued.

Comparison of the Six-Month Periods Ended June 30, 2006 and June 30, 2005.

Since we were and currently still are in our startup stages it is difficult for us to forecast our revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the future due to our attempts to cultivate business relationships over the past years.

As a result of our limited operating history, we do not have meaningful historical financial data on which to base planned operating expenses. Thus, annual revenue and results of operation are difficult to project.

For the six months ended June 30, 2006, we had sales and royalty revenues of $46,889 as compared to $120,573 for the six months ending June 30, 2005. The decrease results primarily from lower sales and royalty fees from the use of our casino chip security systems. Casinos purchase chips from our licensee when they open and these chips can be used for several years before they are replaced. Casinos also periodically replace or upgrade their chips. During the current period there were no new casinos that placed initial orders for chips. During the 2005 period we received royalties from Enigma during a development process for Brazil. During the current period no royalties for Brazil were received.

Our research and development costs aggregated approximately $37,591 for the six months ended June 30, 2006 as compared to $75,473 for the six months ended June 30, 2005, a decrease of $—37,882. This decrease is substantially the result a lower cost of products sold in 2006 due to lower sales.

Our patent costs were $611 for the six months ended June 30, 2006. There was no expense for the same period in 2005. This expense is the cost for maintaining the patents that have been issued to the company.

Our legal and accounting costs aggregated approximately $124,042 for the six months ended June 30, 2006 as compared to $59,924 for the six months ended June 30, 2005, an increase of $64,118. This increase relates primarily to costs associated with the proposed acquisition of Exaqt and costs incurred for outside legal counsel in connection with the filing of a S-8 registration statement and related events.

Our sales and marketing costs aggregated $458,878 for the six months ended June 30, 2006 as compared to $398,503 for the six months ended June 30, 2005 an increase of $60,375. This increase results from a settlement of a terminated marketing agreement for $28,000, increased costs associated with a consulting agreement partially offset by lower costs for marketing-related stock options.

Our general and administrative costs aggregated $164,674 for the six months ended June 30, 2006 as compared to $248,386 for the six months ended June 30, 2005, a decrease of $83,712. The decrease principally results from lower costs for consultants, insurance and other general and administrative expenses.

Our interest expense for the six months ended June 30, 2006 was $69,712. This expense includes accrued interest on the 10% Notes in the amount of $18,000 and $51,700 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the Notes. There was no interest expense for the same period last year.

The net loss for the six months ended June 30, 2006 was $806,466 or $0.01 per share. This compares to a net loss of $657,496 or $0.01 per share for the same period in 2005, an increase in the net loss of $148,970. Included in the net loss for the 2006 period was $277,036 that represents the expense portion of the fair value of stock options and warrants issued compared to $221,680 for the 2005 period, a decrease of $55,356. In 2005 there was no expense for warrants issued.

Liquidity and Capital Resources

Our cash balance at June 30, 2006 of $114,943 was $108,238 more than the $6,705 as of December 31, 2005. This increase is the result of the sale of $580,000 in one year notes and the exercise of warrants and stock options for $43,830 reduced by the cash portion of our net loss for the period.

Working capital at June 30, 2006 was a negative $536,401 as compared to a negative $245,984 at December 31, 2005, a decrease in working capital of $290,417 from December 31, 2005.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and market developments and the building of strategic alliances for the development and marketing of our products. In the event our plans change or our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspect of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. As of August 10, 2006, the private placement was completed with the sale of $800,000 in notes and issuance of 8,000,000 warrants. As of August 10, 2006 we received $55,500 from the exercise of 5,550,000 of the warrants.

In addition to the private placement of notes and warrants described above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

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

Item 3 – Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. On or about August 10, 2006, we completed the offering. As of August 10, 2006, warrants exercisable into 5,550,000 shares have been exercised for an aggregate price of $55,500. Proceeds from the sales were used for working capital.

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