Form 10QSB
period 2006-09-30
LASERLOCK TECHNOLOGIES INC
filed 2006-11-13
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No ☒

As of October 31, 2006, there were 72,440,506 shares of common stock, par value $0.001 per share, outstanding.

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
 (A Development Stage Company)
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,731	$6,705
Accounts receivable, net of allowance for doubtful accounts of
$15,000 and $0	17,298	21,778
Inventory	43,675	58,820
Deferred finance charges	238,501	-

TOTAL CURRENT ASSETS	402,205	87,303

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	17,242	13,203
	15,362	19,401

Patent costs, net of accumulated amoritization of
$23,134 and $16,234 as of September 30, 2006
and December 31, 2005	134,039	132,189

TOTAL ASSETS	$551,606	$238,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	306,165	333,287
Convertible notes payable	800,000	-

TOTAL CURRENT LIABILITIES	1,106,165	333,287

TOTAL LIABILITIES	1,106,165	333,287

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 250,000,000 shares authorized;
71,240,506 shares issued and oustanding at September 30, 2006
and 63,590,506 issued and outstanding at December 31, 2005	71,240	63,590

Additional paid in capital	7,015,013	6,292,447

Deficit accumulated during the development stage	(7,640,812)	(6,450,431)

STOCKHOLDERS' DEFICIT	(554,559)	(94,394)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$551,606	$238,893

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to September 30, 2006
(UNAUDITED)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2006	2005	2006	2005

REVENUES
Sales	$198,259	$11,917	$6,327	$16,966	$42,845
Royalties	414,767	36,652	40,770	78,492	124,825

TOTAL REVENUE	613,026	48,569	47,097	95,458	167,670

COSTS AND EXPENSES
Research and development	981,760	15,147	28,533	52,738	104,006
Patent costs	56,975	0	-	611	-
Legal and Accounting	855,834	33,609	42,222	157,651	102,146
Sales and Marketing	3,991,222	170,967	241,085	629,844	639,588
General and administrative	2,380,800	93,668	18,661	258,343	267,047
Total costs and expenses	8,266,591	313,391	330,501	1,099,187	1,112,787

LOSS BEFORE OTHER INCOME	(7,653,565)	(264,822)	(283,404)	(1,003,729)	(945,117)

OTHER INCOME (EXPENSE)
Interest income	62,365	1,259	1,026	3,412	5,243
Interest expense	(219,334)	(120,352)	-	(190,064)	-
Gain on disposition of assets	4,722	-	-	-	-
	(152,247)	(119,093)	1,026	(186,652)	5,243

LOSS BEFORE INCOME TAX BENEFIT	(7,805,812)	(383,915)	(282,378)	(1,190,381)	(939,874)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(7,640,812)	$(383,915)	$(282,378)	$(1,190,381)	$(939,874)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.00)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		71,040,506	60,590,506	67,279,395	60,590,506

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to September 30, 2006

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
For the Period November 10, 1999 (Date of Inception) to September 30, 2006

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2006

Deficit
Common				Accumulated
Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005 (Audited)	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	160,414	-	160,414
Fair value of employee stock options	-	-	-	121,715	-	121,715
Fair value of warrants issued for deferred finance charges	-	-	-	392,377	-	392,377
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	3,300,000	3,300	-	(2,970)	-	330
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Net loss for the nine months ended September 30, 2006	-	-	-	-	(1,190,381)	(1,190,381)

Balance at September 30, 2006 (Unaudited)	71,240,506	$71,240	$-	$7,015,013	$(7,640,812)	$(554,559)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to September 30, 2006
(UNAUDITED)
	Nine Months	Nine Months
Cumulative	Ended	Ended
Since	September 30,	September 30,
Inception	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,640,812)	$(1,190,381)	$(939,874)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,743,390	282,129	256,760
Allowance for doubtful accounts	15,000	15,000
Amortization of deferred finance charges	153,875	153,875	-
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	445,506	10,939	9,250
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	165,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(32,298)	(10,520)	37,833
Inventory	(43,675)	15,145	(39,814)
Prepaid expenses	-	-	9,811
Increase (decrease) in liabilities
Accounts payable and accrued expenses	306,166	(27,121)	108,788
Deferred revenue	-	-	1,965

Net cash used in operating activities	(4,830,540)	(750,934)	(555,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	(3,320)
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(157,174)	(8,750)	(41,130)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(206,185)	(8,750)	(44,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,269	210	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	55,500	-
Proceeds from short-term borrowings	850,000	800,000	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,139,456	855,710	-

NET DECREASE IN CASH AND
CASH EQUIVALENTS	102,731	96,026	(599,731)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	6,705	676,593

CASH AND CASH EQUIVALENTS - END OF PERIOD	$102,731	$102,731	$76,862

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2006 and 2006and 2005
And for the Period November 10, 1999 (Date of Inception) to September 30, 2006
(UNAUDITED)
	Nine Months	Nine Months
Cumulative	Ended	Ended
Since	September 30,	September 30,
Inception	2006	2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$-	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$392,376	$-

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited finanicial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The Company is in the development stage at September 30, 2006. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patent (17 years). During the nine months ended September 30, 2006, additional capitalized patent costs incurred amounted to $8,750. Amortization expense for patents was $2,438 and $6,900 for the three and nine months ended September 30, 2006 and $1,909 and $5,316 for the three and nine months ended September 30, 2005.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2006 and 2005, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 - STOCK OPTIONS

In March 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,200,000 shares of common stock at an exercise price of $0.0001 per share, expiring two days after they become vested. The options vest 200,000 at April 30, 2006 and 100,000 each month thereafter from May 31, 2006 through February 2007. The 1,200,000 options were fully exercised in April 2006, with 400,000 shares issued. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 334%, risk-free interest rate of 4.8% and expected option life of one to twelve months. The fair market value of the options was $108,000. The Company had appropriately recorded the expense associated with the consulting contract monthly. The agreement, however, was cancelled in the third quarter of 2006 along with 800,000 unvested shares held in escrow. Because the Company had previously recognized consulting expenses relative to some of the unvested shares, the Company needed to reverse that amount in accordance with FAS No. 123(R), because the terms of the agreement had changed. Accordingly, the Company recognized consulting expenses of ($8,970) and $26,970 for the three and nine months ended September 30, 2006.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.0001 per share. The options are exercisable immediately. The 600,000 options were fully exercised in May 2006, with 100,000 shares issued and with the remaining 500,000 shares to be issued 100,000 at July 31, 2006 and 100,000 each month thereafter from August 31, 2006 through November 30, 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $12,000. Accordingly, the Company recognized consulting expenses of $6,000 and $12,000 for the three and nine months ended September 30, 2006. The agreement was cancelled in the third quarter of 2006 however, 100,000 additional shares were issued prior to cancellation. The remaining 400,000 shares held in escrow were also cancelled.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0001 per share. The options are exercisable immediately. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $90,000. Accordingly, the Company recognized consulting expenses of $22,500 and $30,000 for the three and nine months ended September 30, 2006. The 1,500,000 options were fully exercised in June 2006, with 583,333 shares issued and with the remaining 916,667 shares to be issued 83,333 at July 31, 2006 and 83,333 each month thereafter from August 31, 2006 through May 31, 2007. There are 666,668 shares being held in escrow at September 30, 2006 until the vesting requirements are met.

In August 2006, in conjunction with a two month consulting contract, the Company granted options to purchase 300,000 shares of common stock at an exercise price of $0.01 per share. The options were exercisable 150,000 at the end of each month of the contract. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 172%, risk-free interest rate of 5% and expected option life of one to two months. The fair market value of the options was $17,000. Accordingly, the Company recognized consulting expenses of $17,000 and $17,000 for the three and nine months ended September 30, 2006.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 - STOCK OPTIONS (Continued)

The following tables summarize all non employee stock option activity of the Company since December 31, 2005:

	Non-Employee Stock Options and Warrants Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	11,251,294	$.03 to $.40	$0.12

Granted	11,600,000	$.01 to 0.0001	-
Exercised	(7,650,000)	$0.0001	-
Canceled	(1,649,632)	$.0001 to $.35	-

Outstanding, September 30, 2006	13,551,662	$.0001 to $.40	$0.07

Exercisable, September 30, 2006	12,801,662	$.0001 to $.40	$0.08

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 169%, risk-free interest rate between 3.6% and 4.5% and expected option life of five to ten years.

During the three and nine months ended September 30, 2006, the Company’s net income was approximately $18,000 and $121,000 lower as a result of stock-based compensation expense resulting from the adoption of SFAS 123(R). As of September 30, 2006, there was approximately $81,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2007.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$282,378	$939,874
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	32,637	100,200

Pro forma net loss	$315,015	1,040,074

Net loss per common share basic and diluted:
As reported	$-	$0.02
Pro forma	$-	$0.02

The following tables summarize all stock option activity of the Company since December 31, 2005:

	Incentive Stock Options Outstanding
			Weighted Average
	Number	Exercise	Exercise
	of Shares	Price	Price

Outstanding, December 31, 2005	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-

Outstanding, September 30, 2006	6,570,000	$.03 to $.28	$0.12

Exercisable, September 30, 2006	5,661,665	$.03 to $.28	$0.11

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s office is owned by its President and Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,080 and $4,732 were incurred during the three and nine months ended September 30, 2006 and $4,136 and $9,493 during the three and nine months ended September 30, 2005.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of the notes will be issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. The beneficial conversion feature was accounted for in accordance with Emerging Issue Task Force No. 98-5.

As of September 30, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), the Company recorded deferred finance charges in the amount of $392,376. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 169%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of five to ten years. The deferred finance charges are being amortized over one year, which is the term of the convertible notes. As of September 30, 2006 the Company received $55,500 for the exercise of 5,550,000 of the warrants.

NOTE 9 - SUBSEQUENT EVENTS

On October 20, 2006, the Company entered into an agreement with a third party to identify and commercialize non security related applications for the Company’s patented technologies. The fee for this agreement is $55,000 and will be paid by the issuance of the Company’s restricted stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the nine month period ended September 30, 2006 included herein and our audited financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

We also supply fraud protection technology for slot tickets, and made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. (“Ambient”), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004 through September 2007. The first sale of this advertising model was in the fourth quarter of 2005. The results of the test program indicated that the business model did not perform as anticipated. As a result, this agreement has been terminated.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue (“Notes”) to certain of our shareholders and other accredited investors. Purchasers of Notes were issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

Additional Notes in the aggregate principal amount of $700,000 and warrants exercisable into 7,000,000 shares were issued by LaserLock in the offering after February 13, 2006. As of September 30, 2006 we received $55,500 for the exercise of 5,550,000 of the warrants.

In addition to the above Notes, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2006 and September 30, 2005.

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

For the three months ended September 30, 2006, we had sales and royalty revenues of $48,569 as compared to $47,097 for the three months ending September 30, 2005. During the period, sales of inks increased by $5,590. Offsetting the increased sales were lower royalty revenues of $4,118. As a result total revenues were $1,472 higher than for the same period last year. During 2005, we received royalties from Enigma in connection with the development our technology in Brazil. During the current period, we received no royalties from Enigma in connection with the development of our technology in Brazil.

Our research and development costs aggregated $15,147 for the three months ended September 30, 2006 as compared to $28,533 for the three months ended September 30, 2005, a decrease of $13,386. This decrease is substantially the result of reduced expenditures for current technologies during the period.

Our legal and accounting costs aggregated $33,609 for the three months ended September 30, 2006 as compared to $42,222 for the three months ended September 30, 2005, a decrease of $8,613. The decrease results from a reduction of $3,835 in accounting fees and $4,778 in legal fees. Both reductions result from better management of our outside professional services.

Our sales and marketing costs aggregated $170,967 for the three months ended September 30, 2006 as compared to $241,085 for the three months ended September 30, 2005 a decrease of $70,118. This decrease results from reduced costs associated with marketing consultants, related travel and other marketing costs.

Our general and administrative costs aggregated $93,668 for the three months ended September 30, 2006 as compared to $18,661 for the three months ended September 30, 2005, an increase of $75,007. The increase results from an allowance for bad debts in the current period of $15,000 and higher costs for consultants and other general and administrative expenses. Also, the general and administrative costs for the three months ended September 30, 2005 were not indicative of the ongoing costs for the full year.

Our interest expense for the three months ended September 30, 2006 was $ 120,352. This expense includes accrued interest on the 10% Notes and other interest of $18,177 and $102,175 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the Notes. There was no interest expense for the same period last year.

The net loss for the three months ended September 30, 2006 was $383,915 or $0.01 per share. This compares to a net loss of $282,378 or $0.00 per share for the same period in 2005, an increase in the net loss of $101,537. Included in the net loss for the 2006 period was $ 158,969 that represents the expense portion of the fair value of stock options ($56,794) and warrants ($102,175) issued compared to $35,080 for the fair value of stock options issued in the 2005 period, an increase of $123,889. In 2005 there was no expense for warrants issued.

Comparison of the Nine-Month Periods Ended September 30, 2006 and September 30, 2005.

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

For the nine months ended September 30, 2006, we had sales and royalty revenues of $95,458 as compared to $167,670 for the nine months ending September 30, 2005 a decrease of $72,212. The decrease results primarily from lower sales and royalty fees from the use of our casino chip security systems. Casinos purchase chips from our licensee when they open and these chips can be used for several years before they are replaced. Casinos also periodically replace or upgrade their chips. During the 2005 period we received royalties from Enigma during a development process for Brazil. During the current period no royalties for Brazil were received.

Our research and development costs aggregated $52,738 for the nine months ended September 30, 2006 as compared to $104,006 for the nine months ended September 30, 2005, a decrease of $51,268--. This decrease is substantially the result a lower cost of products sold in 2006 due to lower sales.

Our patent costs were $611 for the nine months ended September 30, 2006. There was no expense for the same period in 2005. This expense is the cost for maintaining the patents that have been issued to the company.

Our legal and accounting costs aggregated $157,651 for the nine months ended September 30, 2006 as compared to $102,146 for the nine months ended September 30, 2005, an increase of $55,505. This increase relates primarily to costs associated with the proposed acquisition of Exaqt and costs incurred for outside legal counsel in connection with the filing of a S-8 registration statement and related events.

Our sales and marketing costs aggregated $629,844 for the nine months ended September 30, 2006 as compared to $639,588 for the nine months ended September 30, 2005 a decrease of $9,744. This decrease results from lower costs for stock options issued under marketing-related and consulting agreements, which costs were partially offset by a settlement of a terminated marketing agreement for $28,000.

Our general and administrative costs aggregated $258,343 for the nine months ended September 30, 2006 as compared to $267,047 for the nine months ended September 30, 2005, a decrease of $8,704. The decrease principally results from lower costs for other general and administrative expenses partially offset by an allowance for bad debts in the current period of $15,000.

Our interest expense for the nine months ended September 30, 2006 was $190,064. This expense includes accrued interest on the 10% Notes in the amount of $36,167, other interest of $22 and $153,875 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the Notes. There was no interest expense for the same period last year.

The net loss for the nine months ended September 30, 2006 was $1,190,381 or $0.02 per share. This compares to a net loss of $939,874 or $0.02 per share for the same period in 2005, an increase in the net loss of $250,507. Included in the net loss for the 2006 period was $436,004 that represents the expense portion of the fair value of stock options ($282,129) and warrants ($153,875) issued compared to $256,760 for the 2005 period, an increase of $179,244. In 2005 there was no expense for warrants issued.

Liquidity and Capital Resources

Our cash balance at September 30, 2006 of $102,731 was $96,026 more than the $6,705 as of December 31, 2005. This increase is the result of the sale of $800,000 in one year notes and the exercise of warrants and stock options for $55,710 reduced by the cash portion of our net loss for the period.

Working capital at September 30, 2006 was a negative $703,960 as compared to a negative $245,984 at December 31, 2005, a decrease in working capital of $457,976 from December 31, 2005.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues during the balance of the current year and during the near term.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of Notes were issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property. The private placement will rely upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. As of August 10, 2006, the private placement was completed with the sale of $800,000 in notes and issuance of 8,000,000 warrants. As of September 30, 2006 we received $55,500 from the exercise of 5,550,000 of the warrants.

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

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom (“Athanor”), under which Athanor will act as a corporate advisor and broker to us. With Athanor’s guidance, we intend to form a new holding company in the United Kingdom (“Newco”) and to attempt to raise up to $5,000,000 through the issuance of Newco’s shares on the London Stock Exchange’s AIM market (“AIM”). Under the terms of the agreement, Athanor will provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco’s shares to trade on the AIM. This initiative contemplates that we will use the proceeds of the offering to complete the acquisition of the assets of ExaqtWorld S.A.R.L., including ExaqtWorld’s patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of Laserlock for shares in Newco. Following the consummation of that transaction and the admission of Newco’s shares on the AIM, the shares of Laserlock will no longer trade on the United States over the counter market.

On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 shares of our common stock at $.0001 per share. If Newco’s shares are admitted for trading on the AIM, Athanor will be paid a success fee of £122,000 (approximately $230,189) and 6% of the gross proceeds of the offering. In addition, under the terms of the agreement, we granted Athanor warrants, exercisable for three years following issuance, to purchase up to 3% of the shares of Newco outstanding upon completion of the offering at the subscription price of the shares sold. If we terminate the agreement with Athanor without cause at any time prior to the consummation of the offering, we are obligated to pay Athanor a termination fee of up to £40,000 (approximately $76,000), based on the amount of work undertaken by Athanor through the termination date.

There can be no assurances that Athanor will be successful in securing additional capital on acceptable terms or that Laserlock will complete any of the transactions described above in connection with the proposed offering of Newco shares.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes will be issued 10-year warrants exercisable into LaserLock’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. On or about August 10, 2006, we completed the offering. As of September 30, 2006, warrants exercisable into 5,550,000 shares have been exercised for an aggregate price of $55,500. Proceeds from the sales were used for working capital.

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom (“Athanor”), under which Athanor will act as a corporate advisor and broker to us. With Athanor’s guidance, we intend to form a new holding company in the United Kingdom (“Newco”) and to attempt to raise up to $5,000,000 through the issuance of Newco’s shares on the London Stock Exchange’s AIM market (“AIM”). Under the terms of the agreement, Athanor will provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco’s shares to trade on the AIM. This initiative contemplates that we will use the proceeds of the offering to complete the acquisition of the assets of ExaqtWorld S.A.R.L., including ExaqtWorld’s patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of Laserlock for shares in Newco. Following the consummation of that transaction and the admission of Newco’s shares on the AIM, the shares of Laserlock will no longer trade on the United States over the counter market.

On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 shares of our common stock at $.0001 per share. If Newco’s shares are admitted for trading on the AIM, Athanor will be paid a success fee of £122,000 (approximately $230,189) and 6% of the gross proceeds of the offering. In addition, under the terms of the agreement, we granted Athanor warrants, exercisable for three years following issuance, to purchase up to 3% of the shares of Newco outstanding upon completion of the offering at the subscription price of the shares sold. If we terminate the agreement with Athanor without cause at any time prior to the consummation of the offering, we are obligated to pay Athanor a termination fee of up to £40,000 (approximately $76,000), based on the amount of work undertaken by Athanor through the termination date.

There can be no assurances that Athanor will be successful in securing additional capital on acceptable terms or that Laserlock will complete any of the transactions described above in connection with the proposed offering of Newco shares.

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

10.12 Letter Agreement re: Proposed Admission through an Introduction of Laserlock Technologies, Inc. to trading on the London Stock Exchange plc’s AIM, entered into on November 2, 2006 by Laserlock Technologies, Inc. and Athanor Capital Partners Limited (Filed on Form 8-K on November 8, 2006 and incorporated herein by reference).

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

LaserLock Technologies, Inc.
(Registrant)

Date: November 10, 2006	By:	/s/Norman Gardner
Norman Gardner
President and CEO