Form 10KSB
period 2006-12-31
LASERLOCK TECHNOLOGIES INC
filed 2007-04-02
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of Incorporation or Organization)		23-3023677 (IRS Employer Identification No.)

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

State Issuer's Revenues for its most recent fiscal year: $123,104. Aggregate market value of the voting stock held by non-affiliates of registrant: $ 1,193,803 as of January 31, 2007.

Number of shares outstanding as of January 31, 2007: 73,440,506

Transitional Small Business Issuer Format  Yes ☐ No ☒

PART I

ITEM 1 DESCRIPTION OF BUSINESS

ORGANIZATION AND CHARTER

LaserLock Technologies, Inc. (LaserLock) is a corporation formed under the laws of Nevada on November 10, 1999. Our objective is to develop and market technologies that will allow for easy product and document authentication and prevent product and document counterfeiting. The initial amount of authorized capital stock was 40,000,000 shares of common stock, $0.001 par value per share (the “Common Shares”), and 10,000,000 shares of preferred stock, $0.001 par value per share (the “Preferred Shares”).

On December 17, 2003, our stockholders approved an amendment and restatement of our Articles of Incorporation, which increased the authorized number of Common Shares from 40,000,000 to 175,000,000, and the authorized number of Preferred Shares from 10,000,000 to 75,000,000 and also provides our board of directors with the authority to designate rights of, and to issue without further action by our stockholders, the 75,000,000 Preferred Shares.

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

Our Common Shares trade on the OTC Bulletin Board (OTC:BB) under the trading symbol "LLTI."

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

In addition to our initial patent, we have filed for four additional patents for technologies that can be used for or in conjunction with document and product authentication. Three of the four additional patents have been issued.

From September 2001 through September 2006 we held an exclusive license in the casino and gambling industry from NoCopi Technologies, Inc., the former employer of Mr. Gardner. The four-year exclusive license allowed us to utilize a patented technology called "Rub & Reveal." This technology utilizes an ink-activating system by means of ink changes to certain specified colors when the surface is rubbed. We had the option to renew the license annually, but we elected not to renew the license in September 2006.

We plan to develop and market technologies in a variety of applications in the fields of product and document authentication and security. We believe that the technologies we own will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. Sales are intended to be made either through licensees or directly to end-users.

We are pursuing commercial application of our technologies in the casino and gaming industry as well as general industry and government. We believe that our technologies are applicable to the gaming industry in a variety of ways, including the detection of counterfeit dice, cards and chips and the authenticity verification cashless tickets from slot machines. Our technology is applicable to general industry and government in the prevention of counterfeiting and fraud.

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

ANTI-COUNTERFEITING TECHNOLOGIES AND PRODUCTS

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents. Currency, lottery tickets, gift certificates, credit cards, event and transportation tickets, casino slot tickets, and travelers' checks are all susceptible to counterfeiting. We believe that losses from such counterfeiting have increased substantially with improvements in counterfeiting technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

We believe that our document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) a rub technology that allows a certain code, message or emblem to be revealed when rubbed, (3) an inkjet ink technology which allows invisible codes to be printed, and (4) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because, in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a "second" rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit. Other possible variations of our laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

We have focused on the widespread problem of counterfeiting in the gaming industry. We have incorporated our technology into traditional gaming accessories such as playing cards, casino chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs (“CDs”) to identify CDs produced by those manufacturers. We believe that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and video discs.

MARKETING

In developing our marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as the sale of inks.

We have identified a number of key markets for our technologies and products, including gaming, document security printers, manufacturers of labels for the apparel industry, manufacturers of packaging materials and distributors of brand name products. Within each market, key potential users have been identified. Within North America, South America and Europe, sales are intended to be effected via direct selling by our personnel or consultants to create end-user demand and utilization of licensee sales forces with support from our personnel. We have determined that technical sale support by our personnel will be of great importance to increasing our licensees' sales of products incorporating our technologies. We plan to be very committed to providing such support. We anticipate that should South American and /or European sales be made, the technical support could initially be handled from the United States. We could eventually open a South American and/or European support division and establish a sales and marketing relationship with a South American and/or European company should consumer demand justify the associated costs.

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

We intend to extend our patent filings to other countries where doing so is economically reasonable, considering the expense of foreign patent applications and the increasing level of our activity. Currently, we believe that we will be filing for patent protection in Europe, Australia and one or more countries in the Far East and South America. The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that, if filed, such a challenge will not be successful. The granting of a U.S. patent does not ensure that patents will be granted in other countries where protection is sought. Standards for granting patents vary and there is a possibility that prior art not yet discovered could arise and could prevent the grant of a foreign patent and cast into question the validity of a U.S. patent.

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

Additionally, in September 2006, we elected not to renew the license to use the "Rub & Reveal" technology via a renewable license agreement with NoCopi Technologies, Inc.

RESEARCH AND DEVELOPMENT

We have been involved in research and development, or R&D, since our inception and intend to continue our R&D activities, funds permitting. We hope to expand its technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2006, we incurred costs of $983,341 on R&D. For the year ended December 31, 2006, we incurred costs of $54,319 (of which $1,524 represents costs associated with the granting of non employee stock options) on R&D. At the current time, we have not projected our R & D expenditures for the 2007 fiscal year.

We currently have R&D operations in Glen Mills, Pennsylvania at the facilities of our R&D consultant. We operate our quality control program in Raleigh, North Carolina at the facilities of our technical consultant. The consulting fees we pay cover all costs associated with facility and equipment usage.

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

DESCRIPTION OF THE INDUSTRY

Recent developments in printing technologies have made it easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets and travelers' checks are all susceptible to counterfeiting, and we believe that losses from such counterfeiting have increased substantially due to improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

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

We focus on the widespread problem of fraud in the gaming industry. Our products use ink that is incorporated into dice and casino chips that can be viewed with a laser to reveal the authenticity of the item. However, as we elected not to renew our license to use the “Rub & Reveal” technology in September 2006, we will no longer pursue the business of authenticating of a slot ticket prior to redemption using the “Rub & Reveal” technology.

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

EMPLOYEES

We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 Common Shares, at an option price equal to the last sale price at which our Common Shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 Common Shares vest on December 31, 2003; 250,000 Common Shares vest on the date that is one year from the effective date of the employment agreement; 250,000 Common Shares vest on the date that is two years from the effective date of the employment agreement; 500,000 Common Shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 Common Shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our Common Shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the Common Shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 Common Shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 Common Shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 Common Shares at the last sale price at which our Common Shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. On December 15, 2005, our board granted Mr. Gardner 3,000,000 Common Shares in consideration for services provided to us. We issued these Common Shares on January 3, 2006.

If and when we hire full time employees other than our president, Norman A. Gardner, all full-time employees shall be entitled to health, life, accident and disability insurance plans and any profit-sharing or retirement plans and stock option plans that we make available. We also employ a secretary on a part-time basis.

INDEPENDENT CONTRACTORS

We have consulting contracts with independent contractors who are being compensated via consulting fees and stock options. The contract with Howard Goldberg was terminated on December 22, 2005. The contract with Thomas A. Nicolette expired January 31, 2007 and was not renewed. The contract with Harvey Goldberg expired June 30, 2006. Mr. Goldberg continues to be employed as a consultant to us on a month-to-month basis.

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

On October 8, 2003, we extended an offer to Howard Goldberg to serve in a consulting capacity as our chief operating officer. Pursuant to the terms of the engagement letter, Mr. Goldberg will perform the services customarily performed by a chief operating officer of a business and will devote substantial time and effort with respect to our development for a term of 12 months, subject to the ability to extend the term of the engagement by mutual agreement. This contract had been extended to June 30, 2006. Mr. Goldberg is not an employee of LaserLock. Effective as of September 1, 2003, Mr. Goldberg has received compensation of $12,500 per month, which base compensation will continue during the term of the engagement. In addition, the Board has granted stock options to Mr. Goldberg for his services. Mr. Goldberg was granted an option to acquire 3,056,662 Common Shares, representing approximately 7.5% of the fully diluted Common Shares outstanding as of October 8, 2003. The purchase price for the Common Shares issuable upon the exercise of Mr. Goldberg's option is $0.07 per common share. The option will be exercisable for 10 years from the date of grant and includes a cashless exercise feature whereby the option will vest and become exercisable on the following basis: (1) 25% became exercisable upon the execution of the engagement agreement, (2) 6% vested on December 31, 2003 and an additional 6% vests at the end of each three-month period during which Mr. Goldberg performed or performs services for us beginning September 1, 2003 and (3) the balance of the options will vest upon the achievement (as determined by our board of directors) of certain qualitative objectives related to the development and implementation of the slot ticket advertising plan. Because of the qualitative nature of the objectives, our board of directors, in its sole discretion, will determine whether such objectives have been achieved. In April 2004 Mr. Goldberg was granted an option to purchase an additional 1,700,000 Common Shares at a purchase price of $.06 per share. The option expires in March 2014 and vests in 27 equal monthly installments beginning in April 2004. On April 21, 2005, Mr. Goldberg was granted options to purchase 450,000 Common Shares at $.075 per share. These options expire April 21, 2010 and became fully exercisable on April 21, 2005.

On December 22, 2005 our board of directors approved an agreement with Mr. Goldberg terminating his compensation as our business advisor as of January 1, 2006. In consideration of this agreement, our board of directors amended certain terms of Mr. Goldberg’s options. The option price for Mr. Goldberg’s option exercisable into 3,065,662 common was reduced to the last price at which our Common Shares were sold on December 22, 2005 ($.03). The unvested portion of these options as of January 1, 2006 will vest in six equal monthly amounts ending June 30, 2006. The option price for Mr. Goldberg’s option exercisable into 1,700,000 Common Shares was reduced to last price at which our Common Shares were sold on December 22, 2005 ($.03). The unvested portion of these options as of January 1, 2006 will vest in six equal monthly amounts ending June 30, 2006. The option price for Mr. Goldberg’s option exercisable into 450,000 Common Shares was reduced to last price at which shares were sold on December 22, 2005 ($.03) and became immediately vested.

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

We entered into a consulting agreement with Mr. Goldberg to perform services for us as a business advisor to help develop business models and to assist with other business planning functions as mutually agreed upon by management and by Mr. Goldberg. The consulting agreement with Mr. Goldberg expired June 30, 2006. Mr. Goldberg continues to consult for us on a month to month basis.

In October 2003, Mr. Goldberg was granted an option to purchase 200,000 of Common Shares at $.07 per share. These options vested in six equal monthly installments beginning October 2003 and expire in October 2013. In April 2004, Mr. Goldberg was granted an option to purchase an additional 800,000 Common Shares at a purchase price of $.06 per share. This option expires in March 2014 and vests in 27 monthly installments beginning in April 2004.

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

In February 2005, we entered into a six-month agreement with the Nicolette Consulting Group Limited utilizing the services of Mr. Nicolette. The agreement contemplated that Nicolette Consulting Group Limited would provide sales and marketing services to us. These services were expanded to include strategic planning and long term objectives. In July 2005, February 2006 and July 2006, the contract was extended for subsequent six month periods with the understanding that Mr. Nicolette would provide executive services to us, although he would not be an officer of LaserLock. We paid Nicolette Consulting Group Limited $12,500 per month for the services of Mr. Nicolette through January 2006. Beginning February 2006, the amount was increased to $15,000 per month. It was our intent that if and when the acquisition of ExaqtWorld S.A.R.L. was completed, we would appoint Mr. Nicolette as our president and chief executive officer as well as a one of our directors. In the first quarter 2007, we elected not to pursue the acquisition of Exaqt. Mr. Nicolette’s contract expired January 31, 2007.

On December 13, 2005 we granted Mr. Nicolette options to purchase 1,000,000 Common Shares at the last price at which our Common Shares were sold on December 13, 2005 ($.03). These options expire on December 13, 2015 and are vesting in 36 equal monthly amounts beginning December 15, 2005.

We have also entered into contracts or agreements with other consultants to provide R & D and distribution services.

RISK FACTORS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a "safe harbor" for forward-looking statements. We desire to take advantage of certain "safe harbor" provisions of the Reform Act and are including this special note to enable us to do so. This document contains forward-looking statements that reflect our views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets," and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ABSENCE OF TRADING MARKET

There is no active trading market for our Common Shares and there is no assurance that such a market will develop, or if such a market develops, that it will be maintained. Holders of the shares may, therefore, have difficulty in selling their Common Shares should they desire to do so and should be able to withstand the risk of holding their shares indefinitely.

PENNY STOCK RULES

We believe that our Common Shares will be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934, as amended, due to its price being less than $5.00 per share. If we were to meet the requirements to exempt its securities from application of the Penny Stock Rules, there can be no assurance that such price will be maintained if a market develops and thus the Penny Stock Rules may come into effect.

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

In addition, the Penny Stock Rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our securities. While our Common Shares remain subject to the Penny Stock Rules, investors may find it more difficult to sell our securities.

NEED FOR SUBSEQUENT FUNDING; NO ASSURANCE OF FUTURE OFFERING

In order to finance expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we need to raise more capital. Our ability to continue the business and effectively implement our plans depend upon our ability to raise additional funds. There is no assurance that additional funding will be obtainable in amounts or on terms favorable or acceptable to us. The capital resources required to develop each new product are significant.

We completed an offshore placement raising approximately $1,400,000 in 2003 and a Regulation D and offshore placement raising approximately $960,000 in 2004.

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of Notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

In connection with the private placement, on February 13, 2006, we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement with Nob Hill Capital Partners, L.P., under which the we issued and sold to Nob Hill Capital Partners, L.P. a note in the principal amount of $100,000 and a warrant exercisable into 1,000,000 of LaserLock’s equity securities and entered into a security agreement granting Nob Hill Capital Partners, L.P. a security interest in our tangible and intangible personal property as security for LaserLock’s obligations under the note. The note and warrant were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

Additional Notes in the aggregate principal amount of $700,000 and warrants exercisable into 7,000,000 shares were issued by us in the offering after February 13, 2006.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

LACK OF DIVIDENDS

We have not paid any cash dividends since our inception and do not intend to pay dividends in the foreseeable future. We intend to retain all earnings, if any, for use in our business operations.

RISKS ASSOCIATED WITH OUR BEING A NEW BUSINESS

Our operations are subject to all of the risks inherent in a new business enterprise. We currently have limited revenue, limited operating history, and limited salable product. We are subject to the same types of risks that many new businesses face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow from operations on a monthly basis during the balance of the current fiscal year and we cannot give assurances that we will be operating at break-even levels in the future. Various problems, expenses, complications and delays may be encountered in connection with our development, both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must be paid either out of the proceeds of this or future offerings of our securities or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be ensured.

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

PATENTS; INTELLECTUAL PROPERTY

Pursuant to an employment agreement signed in 1999 with our president, Norman A. Gardner, we have received all rights in a pending U.S. patent application and any improvements, and we have additionally filed four patent applications in the United States. The initial application and three of the other applications have been allowed and a corresponding international, or Patent Cooperation Treaty (“PCT”) application has been found to meet the PCT requirements for novelty, inventive step and industrial applicability. There can be no assurance that any patent, or any other patents which we may obtain or apply for in the future, will be granted or will be granted with claims of commercially useful breadth, or will be safe from challenge. Until such time as a patent is issued, we will not have the right to bring a patent infringement action against a third party who makes a product or uses a process identical or similar to a product or process that we employ. Even if patents were granted, there is no assurance that such patents would not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs involved in defending a patent or prosecuting a patent infringement action could be substantial. At present we do not have the resources to pursue or defend such an action.

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

PRIOR RELATIONSHIPS OF OUR PRESIDENT

Norman A. Gardner, our president, founded NoCopi Technologies, Inc. (“NoCopi”), and served as its president and chief executive officer from October 1985 until October 1997 and as its chairman of the board until March 1998. Currently, Mr. Gardner has no relationship with NoCopi.

We view NoCopi as one of our competitors in our marketplace in that we plan to develop and sell technology to clients and prospective clients that we believe is completely different from, but competitive with, that sold by NoCopi to the same or similar clients and prospective clients. Mr. Gardner's termination agreement with NoCopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not divulged, furnished or made accessible, and will not divulge, furnish, or make accessible, to anyone any confidences or secrets of NoCopi in violation of the agreement. Furthermore, we had a business relationship with NoCopi, and had licensed certain technologies from NoCopi which we elected not to renew in September 2006.

RULE 144 SHARES

A majority of our shares outstanding as of December 31, 2006 (approximately 53,611,983 shares, or 73.0%) were issued on the date of our inception or later and are considered "restricted securities." These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, of our shares during the four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years, non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of shares. Rule 144 also provides that after holding restricted securities for a period of two (2) years, our affiliates may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, in our shares during the four calendar weeks preceding the filing of a Form 144 relating to such a sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of our securities purchased hereunder. Certain of the outstanding shares were to be eligible for sale pursuant to Rule 144 as of November 2000.

DEPENDENCE ON KEY PERSONNEL

We will be dependent on our current management for the foreseeable future. The loss of the services of any member of these persons would have a material adverse effect on our operations and prospects. Our success will be dependent to a substantial degree on our chief executive officer and president, Norman A. Gardner. Mr. Gardner's continued involvement is particularly critical to us. In the event Mr. Gardner is unavailable, it would have a material adverse effect on our operations. At this time, we have an employment agreement with Mr. Norman A. Gardner, our chief executive officer and president. The expansion of our business will be largely contingent on our ability to attract and retain a highly qualified management team. There is no assurance that we will be able to find suitable management personnel or that we will have the financial resources to attract or retain such people, if found.

INDEMNIFICATION

Our by-laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of LaserLock, against reasonable expenses, including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal thereof. Currently, we spend $12,500 annually on our directors and officers liability insurance for a policy which has a limit of $1,000,000

DEPENDENCE UPON THIRD PARTIES

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

RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have no operating history, have limited sales, have incurred operating losses since inception and require additional capital to continue our operations and to implement our business plans. Our certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2006. Although we intend to raise money, implement sales, and become profitable, if we fail to achieve any one of these goals, then it is unlikely that we will be successful, and very likely that we will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse effect on our business and any results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our office is presently located in approximately 1000 sq. ft. in space owned by its president, Norman A. Gardner, at 837 Lindy Lane, Bala Cynwyd, PA 19004. We pay no rent for the use of this space.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common shares are quoted on the OTC Bulletin Board under the symbol "LLTI." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2006 and December 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

2006	High	Low

Fourth Quarter	$.046	$.018
Third Quarter	$.09	$.04
Second Quarter	$.11	$.035
First Quarter	$.09	$.025

2005

Fourth Quarter	$.06	$.022
Third Quarter	$.072	$.05
Second Quarter	$.083	$.056
First Quarter	$.13	$.07

HOLDERS

As of December 31, 2006, we had 73 stockholders of record of our Common Shares. We derived such number of record holders from the records maintained by our transfer agent, Interwest Stock Transfer Company, Inc.

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

OVERVIEW

We are a technology licensing company which licenses our technology to both third parties who incorporate it into their products for resale to their customers, and to end users who incorporate the technology into their products at their manufacturing facilities. We receive royalties on volume usage of our technology from third parties who sell products incorporating such technologies. We intend to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

Our focus involves offering security solutions to the gaming industry through third parties that supply various products and services to the gaming industry. We license our technology to these third-party product and service suppliers who, in turn, incorporate our technology into the products they sell. We receive a royalty on each license. As part of these security solutions, we sell inks and pigments used to detect counterfeit products and documents to these same third-party product and service suppliers. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International (formerly known as Bud Jones, Bourgogne et Grasset and Paul Son) and CoPAG U.S.A. Inc. (“CoPAG”). The agreement with Gaming Partners International is still in effect. The agreement with CoPAG expired in September 2005 and was not renewed.

We also supply fraud protection technology for slot tickets, and made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by IGT. We signed an agreement with Ambient Planet, Ltd. (“Ambient”), a media and marketing company, in February 2004. The agreement was extended by mutual consent in September 2004. The results of the test program indicated that the business model did not perform as anticipated and this agreement has been terminated.

In January 2005, we entered into an agreement with Enigma Importacao e Exportacco Ltdn. (“Enigma”), in which we granted Enigma four, three-month options, to develop uses for our pending patent in Brazil. During each option period Enigma pays us a fee and purchase product to be used in testing and development of the products. At the end of the option period Enigma has the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty. Enigma did not exercise the last three-month option. Several tests have been conducted by Enigma, potential customers and/or their agents that indicate use of our technology might be commercially feasible. One potential customer advised Enigma that our technology is acceptable for its use. LaserLock and Enigma continue to work together in anticipation of developing commercial applications in Brazil. However, no contracts have been entered into for the commercial use of this technology to date.

In February 2005 we entered into a six-month agreement with the Nicolette Consulting Group Limited (“NCG”) utilizing the services of Thomas A. Nicolette, its principal. The agreement anticipated that NCG would mainly provide sales and marketing services to LaserLock. During the initial term these services were expanded to include strategic planning and the longer-term objectives. In July 2005, February 2006 and August 2006, the contract was extended for further six month periods with the understanding that Mr. Nicolette would, in addition to his sales and marketing services, provide services similar to those of a senior executive, although he would not be an officer of LaserLock. This agreement expired on January 31, 2007.

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we would own the worldwide rights in the security sector of a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow the seamless integration of source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI is subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI expired June 13, 2006. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and Mr. Nicolette’s agreement was not extended.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of Notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

In connection with the private placement, on February 13, 2006, we entered into a Senior Secured Convertible Note and Warrant Purchase Agreement with Nob Hill Capital Partners, L.P., under which we issued and sold to Nob Hill Capital Partners, L.P. a note in the principal amount of $100,000 and a warrant exercisable into 1,000,000 of LaserLock’s equity securities and entered into a security agreement granting Nob Hill Capital Partners, L.P. a security interest in Laserlock’s tangible and intangible personal property as security for LaserLock’s obligations under the note. The Note and warrant were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

Additional notes in the aggregate principal amount of $700,000 and warrants exercisable into 7,000,000 shares were issued by LaserLock in the offering after February 13, 2006.

In October 2006 we entered into an agreement with UTEK Corporation (“UTEK”) a publicly traded company located in Tampa, Florida to conduct a study of our intellectual property portfolio. The study focused on potential uses of our intellectual property portfolio for non-security applications. The approximate cost of the study was $55,000. We issued 1,200,000 restricted Common Shares to UTEK to pay the costs of the study. The shares had a market price of $.045. UTEK completed its initial study in December 2006 and provided a report which indicated that there was significant opportunity for licensing our intellectual property for non-security applications.

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and to attempt to raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of ExaqtWorld S.A.R.L., including ExaqtWorld's patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

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

For the year ended December 31, 2006, we had sales and royalties revenues of $123,104 as compared to $209,158 for the year ending December 31, 2005. The decrease results primarily from lower royalty fees and ink sales from the use of our casino chip security systems, as a result of fewer new casino openings during the current year using our system as compared to the prior year. In addition, in 2006 we received no revenues from Brazil while fiscal 2005 included revenues. Our technology has been approved for use by a customer in Brazil; however, to date, we have received no orders.

Our research and development costs aggregated approximately $54,319 for the year ended December 31, 2006 as compared to $148,552 for the year ended December 31, 2005, a decrease of $94,233. Of the decrease, $57,203 results from lower sales of ink and the balance relates to reduced work on new product development.

Our patent costs aggregated approximately $612 for the year ended December 31, 2006 as compared to $5,375 for for the year ended December 31, 2005, a decrease of $4,763. During 2006 there were less costs associated with maintaining existing patents.

Our legal and accounting costs aggregated approximately $197,893 for the year ended December 31, 2006 as compared to $124,437 for the year ended December 31, 2005, an increase of $73,456. Approximately $14,500 of the increase is the result of increased accounting fees. The balance relates to increased legal fees relating to the 2006 sale of the Notes, the potential acquisition of Exaqt and the related funding and listing of our stock on the London AIM market. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt as well as the funding and AIM listing.

Our sales and marketing costs aggregated $781,350 for the year ended December 31, 2006 as compared to $809,667 for the year ended December 31, 2005 a decrease of $28,317. This decrease results from lower costs for marketing consultants and stock option issued on marketing related consulting agreements partially offset by the by a settlement of a terminated marketing agreement.

Our general and administrative costs aggregated $391,191 for the year ended December 31, 2006 as compared to $393,314 for the year ended December 31, 2005, a decrease of $2,123. Lower costs for insurance were partially offset by increased costs for salaries and consultant fees.

Our interest income for 2006 was $3,604 as compared to $5,376 for the year ended December 31, 2005. Interest income is earned on cash balance maintained by the company. Our bank automatically invests all cash not needed to pay our bills.

Our interest expense for the year ended December 31, 2006 was $308,360. This expense includes accrued interest on the 10% Notes in the amount of $56,167, other interest of $224 and $251,969 for the amortization of deferred finance charges related to the issuance of warrants in connection with the sale of the Notes. There was no interest expense in 2005.

The net loss for 2006 was $ 1,607,017 or $0.02 per share. This compares to a net loss of $ 1,266,811 or $0.02 per share for 2005. Net cash used in operating activities for the year ended December 31, 2006 was $850,316 as compared to $882,218 for the year ended December 31, 2005, a reduction of $31,902. The major portion of the difference between the actual loss and net cash used during both periods results from accounting charges for the issuance of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2006 of $2,058 was $4,647 less than the $6,705 as of December 31, 2005. Working capital at December 31, 2006 was a negative $1,001,828 representing a decrease in working capital of $755,844 from December 31, 2005. This decrease in cash and working capital relates principally to the cash portion of our net loss for the year ended December 31, 2006 partially reduced by the sale of the Notes and exercise of warrants related to those Notes.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of Notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any Notes are outstanding, holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares at a discount of 30% of the price per share in the qualified financing. The Notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. We completed the sale of Notes in August 2006.

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and to attempt to raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of ExaqtWorld S.A.R.L., including ExaqtWorld's patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we decided not to pursue the acquisition of Exaqt and the listing on AIM.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.
Our actual research and development and related activities may vary significantly depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. At this time we cannot project our cash expenditures on our research and development program for fiscal year 2007. Our research and development plans over the next year are uncertain but may include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2006 and 2005

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	4-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

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
March 22, 2007

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
December 31, 2006 and December 31, 2005

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,058	$6,705
Accounts receivable	6,540	21,778
Inventory	43,225	58,820
Deferred finance charges	140,407	-

TOTAL CURRENT ASSETS	192,230	87,303

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	18,588	13,203
	14,016	19,401

Patent costs, net of accumulated amoritization of
$23,416 and $16,234 as of December 31, 2006
and 2005	140,148	132,189

TOTAL ASSETS	$346,394	$238,893

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	389,058	333,287
Loan payable, officer	5,000	-
Convertible notes payable	800,000	-

TOTAL CURRENT LIABILITIES	1,194,058	333,287

TOTAL LIABILITIES	1,194,058	333,287

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at December 31, 2006
and 63,590,506 issued and outstanding at December 31, 2005	73,440	63,590

Additional paid in capital	7,136,344	6,292,447

Deficit accumulated during the development stage	(8,057,448)	(6,450,431)

STOCKHOLDERS' DEFICIT	(847,664)	(94,394)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,394	$238,893

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to December 31, 2006

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2006	2005

REVENUES
Sales	$202,403	$21,110	$56,923
Royalties	438,269	101,994	152,235

TOTAL REVENUE	640,672	123,104	209,158

COSTS AND EXPENSES
Research and development	983,341	54,319	148,552
Patent costs	56,976	612	5,375
Legal and Accounting	896,076	197,893	124,437
Sales and Marketing	4,142,728	781,350	809,667
General and administrative	2,513,648	391,191	393,314
Total costs and expenses	8,592,769	1,425,365	1,481,345

LOSS BEFORE OTHER INCOME	(7,952,097)	(1,302,261)	(1,272,187)

OTHER INCOME (EXPENSE)
Interest income	62,557	3,604	5,376
Interest expense	(337,630)	(308,360)	-
Gain on disposition of assets	4,722	-	-
	(270,351)	(304,756)	5,376

LOSS BEFORE INCOME TAX BENEFIT	(8,222,448)	(1,607,017)	(1,266,811)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(8,057,448)	$(1,607,017)	$(1,266,811)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		68,644,673	60,598,725

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to December 31, 2006
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

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2006

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

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2006

Deficit
Common				Accumulated
Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total
Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to December 31, 2006

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,057,448)	$(1,607,017)	$(1,266,811)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,811,823	350,561	286,762
Amortization of deferred finance charges	251,968	251,968	-
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	447,134	12,567	13,105
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	55,000	105,000
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(6,540)	15,238	6,164
Inventory	(43,225)	15,595	(38,397)
Prepaid expenses	-	-	9,812
Increase (decrease) in liabilities
Accounts payable and accrued expenses	389,058	55,772	289,958
Deferred revenue	-	-	(12,500)

Net cash used in operating activities	(4,929,922)	(850,316)	(606,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	(3,320)
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(163,565)	(15,141)	(59,661)
Loan payable, officer	5,000	5,000	-
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(207,576)	(10,141)	(62,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	310	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	55,500	-
Proceeds from short-term borrowings	850,000	800,000	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,139,556	855,810	-

NET DECREASE IN CASH AND
CASH EQUIVALENTS	2,058	(4,647)	(669,888)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	6,705	676,593

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,058	$2,058	$6,705

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006 and 2005
And for the Period November 10, 1999 (Date of Inception) to December 31, 2006

	Year	Year
Cumulative	Ended	Ended
Since	December 31,	December 31,
Inception	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$-	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$392,376	$-

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable. The carrying values of cash, receivables and accounts payable approximate fair value, because of their short maturities.

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
December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Capital equipment is stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements area capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2006 and 2005 was $5,385 and $5,237.

Patents
Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2006 and 2005 was $7,182 and $7,868.

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from the sale of counterfeiting prevention technology when shipped. Revenue from licensing fees will be recognized proportionately over the period of the licensing agreement.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2006 and 2005, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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
December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 169%, risk-free interest rate between 3.6% and 4.5% and expected option life of five to ten years.

During the year ended December 31, 2006, the Company’s net income was approximately $135,000 lower as a result of stock-based compensation expense resulting from the adoption of SFAS 123(R). As of December 31, 2006, there was approximately $68,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2008.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

Year Ended
December 31, 2005
Net loss:
As reported	$1,266,811
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	200,411

Pro forma net loss	1,467,222

Net loss per common share basic and diluted:
As reported	$0.02
Pro forma	$0.02

Research and Development Costs
Research and development costs are expensed when incurred. Total amount expensed for 2006 and 2005 was $54,319 and $148,552 respectively.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No.108 in fiscal 2006. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

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

The Company is in the development stage at December 31, 2006. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is depending upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or archive an adequate sales level.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 3 - CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of the notes were issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. In accordance with Emerging Issue Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the contingent beneficial conversion feature is not recognized unless the triggering event occurs and the contingency is resolved. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company.

As of December 31, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges are being amortized over one year, which is the term of the convertible notes. As of December 31, 2006 the Company received $55,500 for the exercise of 5,550,000 of the warrants.

NOTE 4 - INCOME TAXES

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

At December 31, 2006, the Company has a net operating loss (“NOL”) that approximates $5,135,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Current	$-	$-
Deferred	395,000	407,000
Change in valuation allowance	(395,000)	(407,000)

	$-	$-

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions.

	2006		2005
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(562,000)	(35)	$(443,000)	(35)
State tax, net of federal tax effect	(103,000)	(6)	(82,000)	(7)
Non-deductible options	270,000	17	118,000	9
Change in valuation allowance	395,000	25	407,000	33

	$-	-	$-	-

The primary components of the Company’s 2006 and 205 deferred tax assets, liabilities and the related valuation allowances are as follows:

	December 31,	December 31,
	2006	2005

Deferred tax asset for NOL carryforwards	$2,128,000	$1,733,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Valuation allowance	(1,963,000)	(1,568,000)

	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - COMMON STOCK

During the quarter ended December 31, 2005 the Company authorized the issuance to the Chairman of the Board 3,000,000 shares for his past services to the Company. The shares were valued at $105,000, the fair market value at the date of issuance.

In October 2006, the Company issued 1,200,000 shares to a consulting firm for services. The fair value of the shares at the grant date was $55,000.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of December 31, 2006, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted is contingent upon the gross amount of product sales during each of the four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued To Other than Employee For Acquiring, Or In Conjunction With Selling, Goods or Services,” which generally will be at the end of each reporting date when the amount of the product sales is known. As of December 31, 2006, the contingencies of this contract have not been met and no options have been granted.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

In March 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,200,000 shares of common stock at an exercise price of $0.0001 per share, expiring two days after they become vested. The options vest 200,000 at April 30, 2006 and 100,000 each month thereafter from May 31, 2006 through February 2007. The 1,200,000 options were fully exercised in April 2006, with 400,000 shares issued. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair market value of the options was $108,000. The Company had appropriately recorded the expense associated with the consulting contract monthly. The agreement, however, was cancelled in the third quarter of 2006 along with 800,000 unvested shares held in escrow. Accordingly, the Company recognized consulting expenses of $35,960 for the year ended December 31, 2006.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.0001 per share. The options were exercisable immediately. The 600,000 options were fully exercised in May 2006, with 100,000 shares issued and with the remaining 500,000 shares to be issued 100,000 at July 31, 2006 and 100,000 each month thereafter from August 31, 2006 through November 30, 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $36,000. The agreement was cancelled in the third quarter of 2006. However, 100,000 additional shares were issued prior to cancellation. Accordingly, the Company recognized consulting expenses of $12,000 for the year ended December 31, 2006. The remaining 400,000 shares held in escrow were cancelled.

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0001 per share. The options were exercisable immediately. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $90,000. Accordingly, the Company recognized consulting expenses of $52,500 for the year ended December 31, 2006. The 1,500,000 options were fully exercised in June 2006, with 583,333 shares issued and with the remaining 916,667 shares to be issued 83,333 at July 31, 2006 and 83,333 each month thereafter from August 31, 2006 through May 31, 2007. There are 416,669 shares being held in escrow at December 31, 2006 until the vesting requirements are met.

In August 2006, in conjunction with a two month consulting contract, the Company granted options to purchase 300,000 shares of common stock at an exercise price of $0.01 per share. The options were exercisable 150,000 at the end of each month of the contract. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 172%, risk-free interest rate of 5% and expected option life of one to two months. The fair market value of the options was $17,000. Accordingly, the Company recognized consulting expenses of $17,000 for the year ended December 31, 2006. The options expired unexercised.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

In November 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $0.0001 per share. The options were exercisable immediately. The 1,000,000 options were fully exercised in November 2006. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $30,000. Accordingly, the Company recognized consulting expenses of $30,000 for the year ended December 31, 2006. The agreement was cancelled in December 2006.

In conjunction with the issuance of $800,000 of convertible notes payable, the Company issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. As of December 31, 2006 the Company received $55,500 for the exercise of 5,550,000 of the warrants.

A summary of non-statutory stock option and warrant transactions for non-employees during 2006 and 2005 are as follows:

			Exercise Price
	Option/Warrant	Vested	Per Common
	Shares	Shares	Share Range
Balance, December 31, 2004	10,911,294	7,869,132	$.06 to $.40

Granted/vested during the year	1,650,000	2,672,489	.03 to .08
Expired during the year	(1,310,000)	(1,310,000)	.17 to .35

Balance, December 31, 2005	11,251,294	9,231,621	.03 to .40

Granted/vested during the year	12,600,000	13,869,673	.0001 to .01
Expired during the year	(749,632)	(749,632)	.01 to .35
Exercised during the year	(9,850,000)	(9,850,000)	.0001 to .01

Balance, December 31, 2006	13,251,662	12,501,662	$.03 to $.40

Total expense recognized by the Company during 2006 and 2005 for non-statutory stock options granted during the years was $215,463 and $286,762. The 2006 and 2005 fair value amounts of non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility ranging from 60% to 334%, risk free interest rate of approximately 3% to 5% and expected option life of 2 months to ten years.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

Information with respect to non-statutory stock options and warrants outstanding and exercisable at December 31, 2006 is as follows:

Non-Employee Options Outstanding
Weighted Average
	Number Outstanding	Weighted	Exercise
	Currently Exercisable	Average Remaining	Price of Options
Range of Exercise Prices	at December 31, 2006	Contractual Life	Currently Exercisable

$.01 to $.40	12,501,662	4.0 years	$0.09

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

There were no options granted during 2006.

A summary of incentive stock option transactions for employees during 2006 and 2005 are as follows:

			Exercise Price
	Option	Vested	Per Common
	Shares	Shares	Share Range
Balance, December 31, 2004	5,295,000	2,108,333	$.03 to $.28
Granted/vested during the year	1,300,000	1,990,833	.03 to .09
Expired during the year	(25,000)	(25,000)	0.17

Balance, December 31, 2005	6,570,000	4,074,166	.03 to .28

Granted/vested during the year	-	1,587,500	.06 to .20

Balance, December 31, 2006	6,570,000	5,661,666	$.03 to $.28

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)

Information with respect to incentive stock options outstanding and incentive stock options exercisable at December 31, 2006 is as follows:

Incentive Stock Options Outstanding
Weighted
	Number Outstanding	Weighted	Average Exercise
	Currently Exercisable	Average Remaining	Price of Options
Range of Exercise Prices	at December 31, 2006	Contractual Life	Currently Exercisable

$.03 to $.28	5,661,666	2.2 years	$0.11

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Five shareholders of the Company also hold $555,000 of the convertible notes as of December 31, 2006.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $5,505 and $4,724 were incurred during the years ended December 31, 2006 and 2005.

In December 2006, the President of the Company loaned the Company $5,000. No formal repayment terms have been established.

NOTE 8 - COMMITMENTS

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
December 31, 2006 and 2005

NOTE 9 - LICENSING AGREEMENT

On occasion the Company enters into licensing agreements for the sale of its products. These agreements can either be exclusive or non-exclusive in regards to territories and industries.

NOTE 10 - PATENTS

The Company has four issued patents and one patent pending for anti-counterfeiting technology.

NOTE 11 - MAJOR CUSTOMERS

During the years ended December 31, 2006 and 2005, the Company earned a substantial portion of its revenue from three customers. During 2006 and 2005, revenue from those customers aggregated $122,821 and $177,377. At December 31, 2006 and 2005, amounts due from those customers included in trade accounts receivable were $5,727 and $18,364.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2006, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Norman Gardner, our president and chief executive officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

ITEM 8B. OTHER INFORMATION

In October 2006 we entered into an agreement with UTEK Corporation (“UTEK”) a publicly traded company located in Tampa, Florida to conduct a study of our intellectual property portfolio. The study focused on potential uses of our intellectual property portfolio for non-security applications. The approximate cost of the study was $55,000. We issued 1,200,000 restricted Common Shares to UTEK to pay the costs of the study. The shares had a market price of $.045. The issuance of restricted Common Shares to UTEK was a private placement exempt from registration under Section 4(2) of the Exchange Act and Section 506 of Regulation D promulgated thereunder.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our board of directors is comprised of only one class of directors. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the board of directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. The positions held by each officer and directorare shown on the following table. Directors Norman A. Gardner and Michael J. Prevot were first elected in November 1999. Julius Goldfinger, who was elected to the board of directors in 2003, resigned from his position on September 30, 2005. All directors will serve for one year or until our next annual shareholder meeting and until a successor is elected and has qualified.

Name	Age	Position

Norman A. Gardner	64	President, Chief Executive Officer and Chairman of the Board of Directors
Michael J. Prevot	51	Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and ten percent or greater stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. On July 18, 2006, Norman Gardner transferred, by bona fide gift, 1,000,000 Common Shares. Mr. Gardner did not report this change in beneficial ownership on Form 4 with the SEC in 2006, but reported the change on a Form 5 filed with the SEC on April 2, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2006 2005 and 2004 to our chief executive officer. No other person received compensation equal to or exceeding $100,000 in fiscal 2006, 2005, and 2004 and no bonuses were awarded during fiscal 2006, 2005 and 2004.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)

Norman A. Gardner (1) President &CEO	2006 2005 2004	$180,000(4) 157,500(4) 150,000	— — —	$20,180(2) 22,854 (2)27,400 (2)	— — —	450,000(3) 2,500,000	— — —	— — —

(1)
We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 Common Shares, at an option price equal to the last sale price at which our Common Shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 Common Shares vest on December 31, 2003; 250,000 Common Shares vest on the date that is one year from the effective date of the employment agreement; 250,000 Common Shares vest on the date that is two years from the effective date of the employment agreement; 500,000 Common Shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 Common Shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our Common Shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the Common Shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 Common Shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 Common Shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 Common Shares at the last sale price at which our Common Shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. Our board granted Mr. Gardner 3,000,000 Common Shares in consideration for services provided to us on December 15, 2005.

2.	Company car, insurance, repairs and expenses.

3.
The above does not include the 3,000,000 Common Shares approved by the Board on December 15, 2005 and issued to Mr. Gardner on January 3, 2006. At the time of its approval by the Board, these shares had a fair market value of between $90,000 and $105,000 at the time of issuance.

4.	Includes $48,000 and $45,000 that was unpaid and accrued as of December 31, 2006 and 2005, respectively.

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)		(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date

Norman A. Gardner President & CEO	450,000	(1)	81.8%	$0.075/Sh	April 21, 2010

1. This amount does not include the option exercisable into 2,500,000 shares of the company that was repriced on December 13, 2005

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,006,662	(1)	.05	893,338
Equity compensation plans not approved by security holders	3,365,000	(2)	.18	—
Warrants issued in connection with Bridge Loan	2,450,000.03			—
Total	19,821,662.07			893,338

(1)	The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.
(2)	These options were granted by the company to certain consultants and advisors upon approval from the Board of Directors.

Our consolidated financial statements, which are attached to this report, contain a description of LaserLock’s equity compensation plans not approved by our security holders.

COMPENSATION OF DIRECTORS

Each director, with the exception of Norman A. Gardner (see table above for a description of Mr. Gardner's compensation), received a one-time option grant to purchase 250,000 Common Shares at the per share market price in effect on the grant date. Messrs. Prevot and Goldfinger were each granted options to purchase 250,000 Common Shares at the market price on December 17, 2003. On January 6, 2005, Messrs. Prevot and Goldfinger were each granted options to purchase 250,000 Common Shares at the market price. On December 22, 2005 Mr. Prevot was granted options to purchase 250,000 Common Shares at the market price.

EMPLOYMENT CONTRACTS

We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $150,000 annual base salary payable in semi-monthly installments for each of the first two 12-month periods and (b) $180,000 annual base salary payable in semi-monthly installments for each of the last three 12-month periods. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000. In connection with his employment agreement, our board of directors granted an option to Mr. Gardner to purchase up to 2,000,000 Common Shares, at an option price equal to the last sale price at which our Common Shares were sold on the date of the grant ($.20). The option originally vested as follows: 500,000 Common Shares vest on December 31, 2003; 250,000 Common Shares vest on the date that is one year from the effective date of the employment agreement; 250,000 Common Shares vest on the date that is two years from the effective date of the employment agreement; 500,000 Common Shares vest on the date that is three years from the effective date of the employment agreement; and 500,000 Common Shares vest on the date that is four years from the effective date of the employment agreement. On December 13, 2005, our board of directors approved an amendment to this option to reduce the option price to the last sale price at which our Common Shares were sold on December 13, 2005 ($.03), extend the expiration date to December 13, 2015 and provide for vesting of the Common Shares subject to the option in 36 equal monthly installments beginning December 15, 2005. Also on December 13, 2005, our board of directors approved an amendment to two options granted to Mr. Gardner on January 1, 2001 and January 2, 2001, respectively, to purchase an aggregate of 500,000 Common Shares pursuant to our original stock option plan in order to make the option price, term and vesting provisions identical to those of the amended 2,000,000 share option granted to Mr. Gardner in connection with his employment agreement. In addition, in April 2004, Mr. Gardner was granted an option to purchase 2,500,000 Common Shares at an exercise price of $.06. The option expires in June 2009 and vests in 27 equal monthly installments from April 2004 to June 2006. Pursuant to a resolution passed our board of directors, on April 21, 2005, Mr. Gardner was granted options to purchase 450,000 Common Shares at the last sale price at which our Common Shares were sold on April 21, 2005 ($.075). The option expires April 21, 2010 and was exercisable immediately. On January 3, 2006, pursuant to resolutions passed by the board of directors on December 15, 2005, we granted Mr. Gardner 3,000,000 Common Shares in consideration for services provided to us.

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Shares as of December 31, 2006, by (i) each of our directors, (ii) each of our executive officers, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Shares.

	Shares Beneficially Owned
Title of Class	Name and Address of Beneficial Owner	Amount of Shares Held	Percentage Owned (1)

Common	Pacific Continental Securities Nominees Limited 111 Cannon Street London EC4N5AR, England	17,795,903	24.23%

Common	Californian Securities S.A. 60 West Randolph Street, Suite 200 Chicago, Il 60601	17,366,426	23.65%

Common	Norman A. Gardner 837 Lindy Lane Bala Cynwyd, PA 19004	8,048,006 (2)	10.39%

Common	Howard Goldberg 117 Cheltenham Ave. Linwood, NJ 08221	6,456,662 (3),	8.21%

Common	Michael J. Prevot 12920 Atherton Ct. Los Altos Hills, CA 94022	634,005 (4)	.86%

Common	All Directors and Officers as a Group	8,682,011(2)(4)(5)	11.14%

(1)	Percentage of ownership is based on 73,440,506 Common Shares issued and outstanding as of December 31, 2006

(2)	Includes 3,991,667 shares issuable upon the exercise of stock options exercisable within 60 days

(3)	Includes 5,206,662 shares issuable upon the exercise of stock options exercisable within 60 days.

(4)	Includes 520,833 shares issuable upon the exercise of a stock option exercisable within 60 days. Does not include 19,034 owned by Sandra Prevot, his wife, as to which he disclaims beneficial interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In April and June of 2004, pursuant to a Regulation S Stock Purchase agreement dated March 10, 2004, in a private placement transaction, without registration under the Securities Act of 1933, as amended, in reliance upon exemptions provided by Regulations S promulgated under the Securities Act, California Securities, S.A. purchased from us an aggregate of 14,500,000 Common Shares, for an aggregate purchase price of approximately $713,235. At the time of such sale and issuance, California Securities, S.A. was known to us to own of record or beneficially more than five percent of our outstanding Common Shares.

On January 3, 2006, pursuant to resolutions passed by the Board on December 15, 2005, we granted Mr. Gardner 3,000,000 Common Shares in consideration for services provided to us.

In February 2006 we commenced a private placement of $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. The Notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property pursuant to a security agreement among LaserLock and the purchasers. In connection with the private placement, on March 13, 2006, a note in the principal amount of $100,000 was issued to Howard Goldberg. We issued a warrant exercisable into 1,000,000 shares to Mr. Goldberg and Mr. Goldberg joined the security agreement as a secured party. Mr. Goldberg exercised the warrant on March 13, 2006. At the time of such sale and issuance, Mr. Goldberg was known to us to own of record or beneficially more than five percent of our Common Shares.

There have been no other material transactions, series of similar transactions, or currently proposed transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our Common Shares, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

10.16 Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.17 Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.18 Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.19  Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.20 Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.21 Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.22 Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

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

10.25 Letter Agreement re: Proposed Admission through an Introduction of LaserLock Technologies, Inc. to trading on the London Stock Exchange plc’s AIM, entered into on November 2, 2006 by LaserLock Technologies, Inc. and Athanor Capital Partners Limited (filed on Form 8-K on November 11, 2006 and incorporated herein by reference).

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

AUDIT FEES

During fiscal years 2006 and 2005, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $41,500 and $38,500.

AUDIT-RELATED FEES

During fiscal years 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During fiscal years 2006 and 2005, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $6,170 and $3,500.

ALL OTHER FEES

During fiscal years 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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
Norman Gardner, President and CEO Date: April 2, 2007
LASERLOCK TECHNOLOGIES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) DECEMBER 31, 2006 AND 2005