Form 10QSB
period 2007-03-31
LASERLOCK TECHNOLOGIES INC
filed 2007-05-15
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Issuer Format  Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

March 31, 2007 and 2006

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-11

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,134	$2,058
Accounts receivable, net of allowance of $4,300 at
March 31, 2007 and $0 at December 31, 2006	133,350	6,540
Inventory	32,401	43,225
Deferred finance charges	64,625	140,407

TOTAL CURRENT ASSETS	282,510	192,230

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	19,577	18,588
	13,027	14,016

Patent costs, net of accumulated amoritization of
$28,303 and $23,416 as of March 31, 2007 and
and December 31, 2006	146,360	140,148

TOTAL ASSETS	$441,897	$346,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	538,382	389,058
Loan payable, officer	5,000	5,000
Notes payable	150,000	-
Convertible notes payable	-	800,000

TOTAL CURRENT LIABILITIES	693,382	1,194,058

CONVERTIBLE NOTES PAYABLE	800,000	-

TOTAL LIABILITIES	1,493,382	1,194,058

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at March 31, 2007
and December 31, 2006	73,440	73,440

Additional paid in capital	7,178,305	7,136,344

Deficit accumulated during the development stage	(8,303,230)	(8,057,448)

STOCKHOLDERS' DEFICIT	(1,051,485)	(847,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$441,897	$346,394

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to March 31, 2007
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2007	2006

REVENUES
Sales	$386,984	$184,581	$3,694
Royalties	477,718	39,449	23,940

TOTAL REVENUE	864,702	224,030	27,634

COSTS AND EXPENSES
Research and development	1,148,921	165,580	18,166
Patent costs	56,976	-	546
Legal and Accounting	943,280	47,204	27,478
Sales and Marketing	4,245,005	102,277	231,403
General and administrative	2,571,604	57,956	70,721
Total costs and expenses	8,965,786	373,017	348,314

LOSS BEFORE OTHER INCOME	(8,101,084)	(148,987)	(320,680)

OTHER INCOME (EXPENSE)
Interest income	62,706	149	1,169
Interest expense	(434,574)	(96,944)	(26,512)
Gain on disposition of assets	4,722	-	-
	(367,146)	(96,795)	(25,343)

LOSS BEFORE INCOME TAX BENEFIT	(8,468,230)	(245,782)	(346,023)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(8,303,230)	$(245,782)	$(346,023)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		73,440,506	64,040,506

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to March 31, 2007

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
For the Period November 10, 1999 (Date of Inception) to March 31, 2007

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2007

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006 (Audited)	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

Fair value of non-employee stock options	-	-	-	25,048	-	25,048
Fair value of employee stock options	-	-	-	16,913	-	16,913
Net loss for the three months ended March 31, 2007	-	-	-		(245,782)	(245,782)

Balance at March 31, 2007 (Unaudited)	73,440,506	73,440	-	7,178,305	(8,303,230)	(1,051,485)

See accompanying noes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to March 31, 2007
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,303,230)	$(245,782)	$(346,023)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,853,784	41,961	119,748
Amortization of deferred finance charges	327,750	75,782	20,500
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	4,300	4,300
Amortization and depreciation	453,086	5,952	3,528
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(137,650)	(131,110)	14,029
Inventory	(32,401)	10,824	4,693
Prepaid expenses	-	-	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	538,382	149,324	(90,297)

Net cash used in operating activities	(5,018,671)	(88,749)	(273,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(174,740)	(11,175)	(1,400)
Loan payable, officer	5,000	-	-
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(218,751)	(11,175)	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	13,500
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	-
Proceeds from short-term borrowings	1,000,000	150,000	480,000
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,289,556	150,000	493,500

NET DECREASE IN CASH AND
CASH EQUIVALENTS	52,134	50,076	218,278

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,058	6,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,134	$52,134	$224,983

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to March 31, 2007
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$58	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$163,640

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company is in the development stage at March 31, 2007. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the three months ended March 31, 2007, additional capitalized patent costs incurred amounted to $11,175. Amortization expense for patents was $4,964 and $2,303 for the three months ended March 31, 2007 and 2006.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2007 and 2006, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - NOTES PAYABLE

In the first quarter of 2007, the Company issued two notes totaling $150,000. The notes are payable on demand and bear interest at 10%.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

The term of the convertible notes has been extended to August 31, 2008. In consideration for the extension of maturity of the notes, the Company increased the interest rate on these notes to 12%.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2007, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

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

The Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three months ended March 31, 2007 and 2006, the company expensed $25,048 and $67,748 relative to non-employee options granted. As of March 31, 2007, there was approximately $58,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2007.

The following tables summarize all non-employee stock option/warrant activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	13,251,662	$.01 to $.28	$0.09

Granted	-	-	-
Exercised	-	-	-
Expired	(395,000)	.40	.40

Outstanding, March 31, 2007	12,856,662	$.01 to $.28	$0.06

Exercisable, March 31, 2007	12,273,329	$.01 to $.28	$0.08

Weighted Average Remaining Life,
Exercisable, March 31, 2007	5.8 years

NOTE 8 - STOCK BASED COMPENSATION

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (Continued)

During the three months ended March 31, 2007, no options were granted, however, the Company’s net income was reduced by $16,913 as a result of stock-based compensation from previously issued options. As of March 31, 2007, there was approximately $51,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2007.

The following tables summarize all employee stock option activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2007	6,570,000	$.03 to $.28	$0.12

Exercisable, March 31, 2007	5,599,166	$.01 to $.28	$0.12

Weighted Average Remaining Life,
Exercisable, March 31, 2007	5.3 years

NOTE 9 - RELATED PARTY TRANSACTIONS

Five shareholders of the Company also hold $555,000 of the convertible notes as of March 31, 2007.

One shareholder of the Company holds the two demand notes totaling $150,000.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $935 and $3,468 were incurred during the three months ended March 31, 2007 and 2006.

In December 2006, the President of the Company loaned the Company $5,000. No formal repayment terms have been established.

Item 2. Management’s Discussion and Analysis

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the three month period ended March 31, 2007 included herein and our audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.  We completed the private placement on August 10, 2006. In total, we sold $800,000 of notes and issued warrants for the purchase of 8,000,000 shares of our common stock in the private placement. On May 7, 2007, we entered into an agreement with the holders of the notes whereby the parties extended the due date of the notes to August 31, 2008. Interest under the notes was increased to 12% during the extended period.

In October 2006 we entered into an agreement with UTEK Corporation (“UTEK”) a publicly traded company located in Tampa, Florida to conduct a study of our intellectual property portfolio. The study focused on potential uses of our intellectual property portfolio for non-security applications. The approximate cost of the study was $55,000. We issued 1,200,000 restricted Common Shares to UTEK to pay the costs of the study. The shares had a market price of $.045. UTEK completed its initial study in December 2006 and provided a report, which, indicated that there was significant opportunity for licensing our intellectual property for non-security applications.

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of ExaqtWorld S.A.R.L. (“ExaqtWorld”), including ExaqtWorld's patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

On February 28, 2007, we entered into a commercialization agreement with UTEK under which it will market on our behalf the non-security applications of our intellectual property. Upon execution of the agreement, we paid UTEK an initial fee of $5,000, which will be credited against future commissions payable to UTEK under the commercialization agreement. Commissions payable to UTEK are based on the net revenues of Laserlock attributable to licenses and/or sales of the non-security applications of our intellectual property during the term of the agreement. The agreement has an initial term of six months, which will be automatically extended in the event contact is made during the initial term with any prospective licensees or purchasers of the non-security applications of our intellectual property.

On March 9, 2007, we entered into a non-exclusive sales and marketing agreement with RCD Technologies Inc. (“RCD”). RCD is a security technology company, which specializes in RFID technology. During the initial six-month period of the agreement, RCD has agreed to market the LaserLock technologies using its in-house sales force and to share the net revenues with LaserLock on a 50-50 basis. It is the intention of both companies to review this agreement during the six-month period with the intention of entering into a longer-term distribution agreement.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and March 31, 2006.

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

For the three months ended March 31, 2007, we had sales and royalty revenues of $224,030 as compared to $27,634 for the three months ending March 31, 2006. During the period, sales of inks were $184,581 as compared to $3,694 for last year. The substantial increase results from an order from a casino that changed the placement of the inks on the casino chips so that the ability to authenticate the chip is enhanced. The change requires the use of more ink than the prior application. Royalty revenues increased to $39,449 from $23,940, last year, due to the use of our security system on an increased number of casino chips.

Our research and development costs aggregated $165,580 for the three months ended March 31, 2007 as compared to $18,166 for the three months ended March 31, 2006, an increase of $147,414. The increase results from an increase in the cost of products sold to $162,199 for the three months ended March 31, 2007 as compared to $8,050 in the prior year. Offsetting this increase was a reduction in the cost for research and product development. For the three months ended March 31, 2007 we incurred costs of $3,000 for research and product development as compared to $9,735 for the 2006 period.

We did not have any patent costs for the three months ended March 31, 2007 as compared to $546 for the three months ended March 31, 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $47,204 for the three months ended March 31, 2007 as compared to $27,478 for the three months ended March 31, 2006, an increase of $19,726. Legal fees for the 2007 period increased to $37,404 from $15,878 in the prior year. The increase principally results from costs for legal work in connection with the potential listing on AIM and the related acquisition of Exaqt. During the current period we elected not to pursue both the AIM listing and the acquisition of Exaqt. The higher legal fees were partially offset by a reduction of accounting fees to $9,800 in the 2007 period from $11,600 for the same period last year.

Our sales and marketing costs aggregated $102,277 for the three months ended March 31, 2007 as compared to $231,403 for the three months ended March 31, 2006, a decrease of $129,126. The reduction in the costs result primarily from reduced charges for the issuance of stock options of $28,000 for employees and $32,000 for consultants, lower salaries of $17,960 and reduced fees and costs paid to consultants of approximately $56,000. Partially offsetting these reductions was an increase in travel and miscellaneous sales and marketing costs.

Our general and administrative costs aggregated $57,956 for the three months ended March 31, 2007 as compared to $70,721 for the three months ended March 31, 2006, a decrease of $12,765. The decrease is principally the result of $22,700 that was expensed for the cost of administrative stock options in the 2006 period as compared to $4,913 during the 2007 period, a reduction of $17,787. Offsetting this decrease was a 2007 charge for bad debt expense of $4,300. During the 2006 period there was no expense for bad debts.

Our interest expense for the three months ended March 31, 2007 was $96,944 as compared to $26,512 for the three months ended March 31, 2006. Accrued interest on the Company’s debt was $21,250 for the three months ended March 31, 2007 as compared to $6,000 for the 2006 period. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $75,782 for the three months ended March 31, 2007 as compared to $20,500 for the same period last year.

The net loss for the three months ended March 31, 2007 was $245,782 or $0.00 per share. This compares to a net loss of $346,023 or $0.01 per share for the same period in 2006, a decrease in the net loss of $100,241. Included in the net loss for the 2007 period was $117,743 that represents the expense portion of the fair value of stock options and warrants issued compared to $140,248 in the 2006 period, a decrease of $22,505.

Liquidity and Capital Resources

Our cash balance at March 31, 2007 of $52,134 was $50,076 more than the $2,058 as of December 31, 2006. Working capital at March 31, 2007 was a negative $ 410,872 representing an increase in working capital of $590,956 from the negative $1,001,828 at December 31, 2006. This increase in cash and working capital relates principally to the extension of the due date of the $800,000 of Notes to August 31, 2008 partially reduced by the cash portion of our net loss for the three months ended March 31, 2007 and a loan for $150,000.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.  We completed the private placement on August 10, 2006. In total, we sold $800,000 of notes and issued warrants for the purchase of 8,000,000 shares of our common stock in the private placement. On May 7, 2007, we entered into an agreement with the holders of the notes whereby the parties extended the due date of the notes to August 31, 2008. Interest under the notes was increased to 12% during the extended period.

On November 2, 2006, we entered into an agreement with Athanor, under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form Newco and raise up to $5,000,000 through the issuance of Newco's shares on AIM. Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of ExaqtWorld, including ExaqtWorld's patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.  We completed the private placement on August 10, 2006. In total, we sold $800,000 of notes and issued warrants for the purchase of 8,000,000 shares of our common stock in the private placement. On May 7, 2007, we entered into an agreement with the holders of the notes whereby the parties extended the due date of the notes to August 31, 2008. Interest under the notes was increased to 12% during the extended period.

On November 2, 2006, we entered into an agreement with Athanor, under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form Newco and raise up to $5,000,000 through the issuance of Newco's shares on AIM. Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of ExaqtWorld, including ExaqtWorld's patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

There can be no assurances that Athanor will be successful in securing additional capital on acceptable terms or that Laserlock will complete any of the transactions described above in connection with the proposed offering of Newco shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On February 28, 2007, we entered into a commercialization agreement with UTEK under which it will market on our behalf the non-security applications of our intellectual property. Upon execution of the agreement, we paid UTEK an initial fee of $5,000, which will be credited against future commissions payable to UTEK under the commercialization agreement. Commissions payable to UTEK are based on the net revenues of Laserlock attributable to licenses and/or sales of the non-security applications of our intellectual property during the term of the agreement. The agreement has an initial term of six months, which will be automatically extended in the event contact is made during the initial term with any prospective licensees or purchasers of the non-security applications of our intellectual property. This summary of the commercialization agreement does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all of the provisions of the commercialization agreement, a copy of which is attached to this filing on Form 10-QSB as Exhibit 10.13 and incorporated by reference herein.

On March 9, 2007, we entered into a non-exclusive sales and marketing agreement with RCD. During the initial six-month period of the agreement, RCD has agreed to market the LaserLock technologies using its in-house sales force and to share the net revenues with LaserLock on a 50-50 basis. It is the intention of both companies to review this agreement during the six-month period with the intention of entering into a longer-term distribution agreement. This summary of the marketing agreement does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all of the provisions of the marketing agreement, a copy of which is attached to this filing on Form 10-QSB as Exhibit 10.14 and incorporated by reference herein.

Item 6. Exhibits

10.1 License Agreement regarding the use of the Company’s technology with plastic playing cards between Laserlock Technologies, Inc. and CoPAG U.S.A. Inc. dated November 1, 2003 (filed with the Company’s Annual Report on Form 10-KSB on March 30, 2004 and incorporated herein by reference).

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

10.10 Non-binding letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

10.11 Letter Agreement re: Proposed Admission through an Introduction of Laserlock Technologies, Inc. to trading on the London Stock Exchange plc’s AIM, entered into on November 2, 2006 by Laserlock Technologies, Inc. and Athanor Capital Partners Limited (filed on Form 8-K on November 8, 2006 and incorporated herein by reference).

10.12 First Amendment to Senior Secured Promissory Notes dated May 7, 2007 by and among Laserlock Technologies, Inc., the Goldberg Family Trust, PFK Acquisition Group II, LLC, Howard Goldberg, Real Path, Inc., Robert Schachter Trust, Nob Hill Capital Partners, LP, Nob Hill Capital Associates, LP, Nicolette Consulting Group Limited, Alfred F. Bracher, III and Lawrence Chimerine (filed on Form 8-K on May 8, 2007 and incorporated herein by reference).

10.13 Standard Agreement for Commercialization of IP dated February 28, 2007 by and between Laserlock Technologies, Inc. and UTEK International Capital Consulting (filed herewith).

10.14 Letter Agreement dated March 9, 2007 by and between Laserlock Technologies, Inc. and RCD Technology, Inc. (filed herewith).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

----------------------------------------------
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc. (Registrant)

Date: May 15, 2007	By:	/s/ Norman Gardner
Norman Gardner
President and CEO