Form 10QSB
period 2007-06-30
LASERLOCK TECHNOLOGIES INC
filed 2007-08-14
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Issuer Format  Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

June 30, 2007 and 2006

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-12

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,061	$2,058
Accounts receivable, net of allowance of $17,500 at
June 30, 2007 and $0 at December 31, 2006	8,790	6,540
Inventory	32,701	43,225
Deferred finance charges	11,156	140,407

TOTAL CURRENT ASSETS	134,708	192,230

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	20,565	18,588
	12,039	14,016

Patent costs, net of accumulated amoritization of
$30,899 and $23,416 as of June 30, 2007 and
and December 31, 2006	152,391	140,148

TOTAL ASSETS	$299,138	$346,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	510,264	389,058
Notes payable	50,000	-
Loan payable, officer	-	5,000
Convertible notes payable	-	800,000

TOTAL CURRENT LIABILITIES	560,264	1,194,058

CONVERTIBLE NOTES PAYABLE	1,050,000	-

TOTAL LIABILITIES	1,610,264	1,194,058

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at June 30, 2007
and December 31, 2006	73,440	73,440

Additional paid in capital	7,212,766	7,136,344

Deficit accumulated during the development stage	(8,597,332)	(8,057,448)

STOCKHOLDERS' DEFICIT	(1,311,126)	(847,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299,138	$346,394

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to June 30, 2007
(UNAUDITED)
		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2007	2006	2007	2006

REVENUES
Sales	$392,802	$5,818	$1,355	$190,399	$5,049
Royalties	492,412	14,694	17,900	54,143	41,840

TOTAL REVENUE	885,214	20,512	19,255	244,542	46,889

COSTS AND EXPENSES
Research and development	1,156,492	7,571	19,425	173,151	37,591
Patent costs	57,876	900	65	900	611
Legal and Accounting	981,927	38,647	96,564	85,851	124,042
Sales and Marketing	4,349,894	104,889	227,475	207,166	458,878
General and administrative	2,652,939	81,335	93,953	139,291	164,674
Total costs and expenses	9,199,128	233,342	437,482	606,359	785,796

LOSS BEFORE OTHER INCOME	(8,313,914)	(212,830)	(418,227)	(361,817)	(738,907)

OTHER INCOME (EXPENSE)
Interest income	63,431	725	984	874	2,153
Interest expense	(516,571)	(81,997)	(43,200)	(178,941)	(69,712)
Gain on disposition of assets	4,722	-	-	-	-
	(448,418)	(81,272)	(42,216)	(178,067)	(67,559)

LOSS BEFORE INCOME TAX BENEFIT	(8,762,332)	(294,102)	(460,443)	(539,884)	(806,466)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(8,597,332)	$(294,102)	$(460,443)	$(539,884)	$(806,466)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		73,440,506	66,757,173	73,440,506	65,398,839

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2007

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
For the Period November 10, 1999 (Date of Inception) to June 30, 2007

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2007

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Balance, December 31, 2004	60,590,506	60,590	-	5,903,685	(5,183,620)	780,655

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006 (Audited)	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

Fair value of non-employee stock options	-	-	-	42,596	-	42,596
Fair value of employee stock options	-	-	-	33,826	-	33,826
Net loss for the six months ended June 30, 2007	-	-	-		(539,884)	(539,884)

Balance at June 30, 2007 (Unaudited)	73,440,506	73,440	-	7,212,766	(8,597,332)	(1,311,126)

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to June 30, 2007
(UNAUDITED)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,597,332)	$(539,884)	$(806,466)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,888,245	76,422	225,336
Amortization of deferred finance charges	381,219	129,251	51,700
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	17,500	17,500	-
Amortization and depreciation	456,594	9,460	7,155
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(26,290)	(19,750)	3,486
Inventory	(32,701)	10,524	13,293
Prepaid expenses	-	-	(4,800)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	510,264	121,206	(1,384)

Net cash used in operating activities	(5,125,193)	(195,271)	(511,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(183,291)	(19,726)	(3,912)
Loan payable, officer	-	(5,000)	-
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(232,302)	(24,726)	(3,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	330
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	43,500
Proceeds from issuance of notes	1,250,000	400,000	580,000
Repayments of notes	(100,000)	(100,000)	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,439,556	300,000	623,830

NET DECREASE IN CASH AND
CASH EQUIVALENTS	82,061	80,003	108,238

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,058	6,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$82,061	$82,061	$114,943

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to June 30, 2007
(UNAUDITED)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,270	$145	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$243,640

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and became effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 were applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation was to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

The Company is in the development stage at June 30, 2007. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the six months ended June 30, 2007, additional capitalized patent costs incurred amounted to $19,726. Amortization expense for patents was $2,519 and $7,483 for the three and six months ended June 30, 2007 and $2,259 and $4,462 for the three and six months ended June 30, 2006.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2007 and 2006, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - NOTES PAYABLE

In the first quarter of 2007, the Company issued two notes totaling $150,000. The notes are payable on demand and bear interest at 10%. The $100,000 demand note was repaid in the second quarter of 2007, however, the accrued interest has not been paid.

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

The Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008. Holders of these notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. In May 2007, the Company issued convertible notes in the principal amount of $250,000.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 7 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2007, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

The Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three and six months ended June 30, 2007, the company expensed approximately $18,000 and $43,000 and for the three and six months ended June 30, 2006, the company expensed approximately $54,000 and $121,000 relative to non-employee options granted. As of June 30, 2007, there was approximately $40,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2007.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize all non-employee stock option/warrant activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	13,251,662	$.01 to $.40	$0.09

Granted	-	-	-
Exercised	-	-	-
Expired	(395,000)	.40	.40

Outstanding, June 30, 2007	12,856,662	$.01 to $.28	$0.06

Exercisable, June 30, 2007	12,356,662	$.01 to $.28	$0.08

Weighted Average Remaining Life,
Exercisable, June 30, 2007 (years)	5.6

Difference in granted/vested in 2005 is difference in opening balance at 12/31/04 for vested shares

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

During the three and six months ended June 30, 2007, no options were granted, however, as a result of previously issued options the Company’s net income was reduced by approximately $17,000 and $34,000 and for the three and six months ended June 30, 2006, net income was reduced by approximately $52,000 and $104,000 as a result of stock-based compensation from previously issued options. As of June 30, 2007, there was approximately $34,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2007.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (Continued)

The following tables summarize all employee stock option activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Expired	(20,000)	$0.17	$0.17

Outstanding, June 30, 2007	6,550,000	$.03 to $.28	$0.12

Exercisable, June 30, 2007	5,774,998	$.01 to $.28	$0.12

Weighted Average Remaining Life,
Exercisable, June 30, 2007	5.0 years

NOTE 9 - RELATED PARTY TRANSACTIONS

Five shareholders of the Company also hold $695,000 of the convertible notes as of June 30, 2007.

One shareholder of the Company holds the one demand note totaling $50,000.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,260 and $2,195 were incurred during the three and six months ended June 30, 2007 and $2,092 and 3,652 were incurred during the three and six months ended June 30, 2006.

NOTE 10 - MAJOR CUSTOMERS

During the three and six months ended June 30, 2007, the Company earned a substantial portion of its revenue from two and one customer and during the three and six months ended June 30, 2006, the Company earned a substantial portion of its revenue from three customers. During the three and six months ended June 30, 2007, revenue from those customers aggregated $17,432 and $227,126 and during the three and six months ended June 30, 2006, revenue from those customers aggregated $19,255 and $46,871. At June 30, 2007 and 2006, amounts due from those customers included in trade accounts receivable were $26,290 and $7,611.

Item 2. Management’s Discussion and Analysis

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the six month period ended June 30, 2007 included herein and our audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Our focus involves offering security solutions to the gaming industry through third parties that supply various products and services to the gaming industry. We license our technology to these third-party product and service suppliers who, in turn, incorporate our technology into the products they sell. We receive a royalty on each license. As part of these security solutions, we sell inks and pigments used to detect counterfeit products and documents to these same third-party product and service suppliers. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International and CoPAG U.S.A. Inc. (“CoPAG”). The agreement with Gaming Partners International is still in effect. The agreement with CoPAG expired in September 2005 and was not renewed.

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

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we would own the worldwide rights in the security sector of a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow the seamless integration of source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI was subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI expired June 13, 2006. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt.

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

In May 2007 we commenced a private placement of up to $400,000 principal amount of   10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

As of July 31, 2007 we have sold $250,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $150,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

As of May 17, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada designating 75,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series A Preferred Stock is non-voting. In the event of any liquidation, dissolution or winding up of the affairs of the Company, before any payment is made to the holders of the Company’s common stock, the holders of Series A Preferred Stock will be entitled to receive an amount equal to $0.0213 per share out of the assets available for distribution by the Company. This preference amount is subject to adjustment for any stock dividends, combinations or splits with respect to shares of Series A Preferred Stock. At any time after the earlier of May 18, 2009 or the date the Company becomes insolvent, each share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock, in each case as adjusted for any stock dividends, combinations or splits with respect to such shares.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2007 and June 30, 2006.

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

For the three months ended June 30, 2007, we had sales and royalty revenues of $20,512 as compared to $19,255 for the three months ending June 30, 2006. During the period, sales of inks were $5,818 as compared to $1,355 for last year. Royalty revenues decreased to $14,694 from $17,900.

Our research and development costs aggregated $7,571 for the three months ended June 30, 2007 as compared to $19,425 for the three months ended June 30, 2006, a decrease of $11,854. The decrease results from a decrease in the cost of products sold to $2,860 for the three months ended June 30, 2007 as compared to $9,950 in the prior year. In addition there was a reduction in the cost for research and product development. For the three months ended June 30, 2007 we incurred costs of $4,711 for research and product development as compared to $9,475 for the 2006 period.

Our patent costs for the three months ended June 30, 2007 was $900 as compared to $65 for the three months ended June 30, 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $38,647 for the three months ended June 30, 2007 as compared to $96,564 for the three months ended June 30, 2006, a decrease of $57,917. Legal fees for the 2007 period decreased to $16,347 from $69,264 in the prior year. The decrease principally results from costs for legal work in the 2006 period in connection with the potential acquisition of Exaqt. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt. In addition accounting fees were $22,300 in the 2007 period as compared to $27,300 for the same period last year a reduction of $5,000.

Our sales and marketing costs aggregated $104,889 for the three months ended June 30, 2007 as compared to $227,475 for the three months ended June 30, 2006, a decrease of $122,586. The reduction in the costs result primarily from reduced charges for the issuance of stock options for employees of $28,000 and $25,440 for consultants, reduced fees and costs paid to consultants of approximately $27,000 and the cost of a settlement of a terminated marketing agreement in 2006 for $28,000

Our general and administrative costs aggregated $81,335 for the three months ended June 30, 2007 as compared to $93,953 for the three months ended June 30, 2006, a decrease of $12,618. The decrease is principally the result of reduced charges for the issuance of stock options $17,687 ($4,913 for the three months ended June 30, 2007 as compared to $22,600 for the same period last year) and reduced costs for insurance and salaries in 2007. Offsetting these decreases was a 2007 charge for bad debt expense of $13,200.

Our interest expense for the three months ended June 30, 2007 was $81,997 as compared to $43,200 for the three months ended June 30, 2006. Accrued interest on the Company’s debt was $28,441 for the three months ended June 30, 2007 as compared to $12,000 for the 2006 period. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $53,469 for the three months ended June 30, 2007 as compared to $31,200 for the same period last year.

The net loss for the three months ended June 30, 2007 was $294,102 or $0.00 per share. This compares to a net loss of $460,443 or $0.01 per share for the same period in 2006, a decrease in the net loss of $166,341. Included in the net loss for the 2007 period was $87,930 that represents the expense portion of the fair value of stock options and warrants issued compared to $136,788 in the 2006 period, a decrease of $48,858.

Comparison of the Six-Month Periods Ended June 30, 2007 and June 30, 2006.

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

For the six months ended June 30, 2007, we had sales and royalty revenues of $244,542 as compared to $46,889 for the six months ending June 30, 2006. During the period, sales of inks were $190,399 as compared to $5,049 for last year. The substantial increase results from an order from a casino that changed the placement of the inks on the casino chips so that the ability to authenticate the chip is enhanced. The change requires the use of more ink than the prior application. Royalty revenues increased to $54,143 from $41,840, last year, due to the use of our security system on an increased number of casino chips.

Our research and development costs aggregated $173,151 for the six months ended June 30, 2007 as compared to $37,591 for the six months ended June 30, 2006, an increase of $135,560. The increase results from an increase in the cost of products sold to $165,059 for the six months ended June 30, 2007 as compared to $14,250 in the prior year. Offsetting this increase was a reduction in the cost for research and product development. For the six months ended June 30, 2007 we incurred costs of $8,092 for research and product development as compared to $23,341 for the 2006 period.

Our patent costs for the six months ended June 30, 2007 were $900 as compared to $611 for the six months ended June 30, 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $85,851 for the six months ended June 30, 2007 as compared to $124,042 for the six months ended June 30, 2006, a decrease of $38,191. Legal fees for the 2007 period decreased to $53,751 from $85,142 in the prior year. The decrease principally results from costs for legal work in the 2006 period in connection with the potential listing on AIM and the related acquisition of Exaqt. In the first quarter of 2007 we elected not to pursue both the AIM listing and the acquisition of Exaqt. In addition there was a reduction of accounting fees to $32,100 in the 2007 period from $38,900 for the same period last year.

Our sales and marketing costs aggregated $207,166 for the six months ended June 30, 2007 as compared to $458,878 for the six months ended June 30, 2006, a decrease of $251,712. The reduction in the costs result primarily from reduced charges for the issuance of stock options of $56,000 for employees and $11,940 for consultants, lower salaries of approximately $22,000, reduced fees and costs paid to consultants of approximately $80,000 and a general reduction of other marketing costs. In addition, in the 2006 period we incurred a cost of $28,000 for the settlement of a terminated marketing agreement.

Our general and administrative costs aggregated $139,291 for the six months ended June 30, 2007 as compared to $164,674 for the six months ended June 30, 2006, a decrease of $25,383. The decrease is principally the result of reduced expenses for the cost of administrative stock options of approximately $14,000 and lower costs for administrative salaries and related expenses. Offsetting these decreases was a 2007 charge for bad debts of $17,500. During the 2006 period there was no expense for bad debts.

Our interest expense for the six months ended June 30, 2007 was $178,941 as compared to $69,712 for the six months ended June 30, 2006. Accrued interest on the Company’s debt was $49,691 for the six months ended June 30, 2007 as compared to $18,000 for the 2006 period. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $129,251 for the six months ended June 30, 2007 as compared to $51,700 for the same period last year.

The net loss for the six months ended June 30, 2007 was $539,884 or $0.01 per share. This compares to a net loss of $806,466 or $0.01 per share for the same period in 2006, a decrease in the net loss of $266,582. Included in the net loss for the 2007 period was $205,673 that represents the expense portion of the fair value of stock options and warrants issued compared to $277,036 in the 2006 period, a decrease of $71,363.

Liquidity and Capital Resources

Our cash balance at June 30, 2007 of $82,061 was $80,003 more than the $2,058 as of December 31, 2006. Working capital at June 30, 2007 was a negative $425,556 representing an increase in working capital of $576,272 from the negative $1,001,828 at December 31, 2006. This increase in cash and working capital relates principally to the extension of the due date of the $800,000 of Notes to August 31, 2008 and $250,000 of additional borrowings also due August 31, 2008 partially reduced by the cash portion of our net loss for the six months ended June 30, 2007 and a short term loan for $50,000.

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

In May 2007 we commenced a private placement of up to $400,000 principal amount of   10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

As of July 31, 2007 we have sold $250,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $150,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

As of May 17, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada designating 75,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series A Preferred Stock is non-voting. In the event of any liquidation, dissolution or winding up of the affairs of the Company, before any payment is made to the holders of the Company’s common stock, the holders of Series A Preferred Stock will be entitled to receive an amount equal to $0.0213 per share out of the assets available for distribution by the Company. This preference amount is subject to adjustment for any stock dividends, combinations or splits with respect to shares of Series A Preferred Stock. At any time after the earlier of May 18, 2009 or the date the Company becomes insolvent, each share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock, in each case as adjusted for any stock dividends, combinations or splits with respect to such shares.

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

In May 2007 we commenced a private placement of up to $400,000 principal amount of   10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

As of July 31, 2007 we have sold $250,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $150,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

As of May 17, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada designating 75,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series A Preferred Stock is non-voting. In the event of any liquidation, dissolution or winding up of the affairs of the Company, before any payment is made to the holders of the Company’s common stock, the holders of Series A Preferred Stock will be entitled to receive an amount equal to $0.0213 per share out of the assets available for distribution by the Company. This preference amount is subject to adjustment for any stock dividends, combinations or splits with respect to shares of Series A Preferred Stock. At any time after the earlier of May 18, 2009 or the date the Company becomes insolvent, each share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock, in each case as adjusted for any stock dividends, combinations or splits with respect to such shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1 Certificate of Designation of Series A Preferred Stock of Laserlock Technologies, Inc. dated May 17, 2007 (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

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

10.13 Standard Agreement for Commercialization of IP dated February 28, 2007 by and between LaserLock Technologies, Inc. and UTEK International Capital Consulting (filed on the Company’s Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10.14 Letter Agreement dated March 9, 2007 by and between LaserLock Technologies, Inc. and RCD Technology, Inc. (filed on the Company’s Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10.15 Note Purchase Agreement, dated May 18, 2007, by and among Laserlock Technologies, Inc., Nob Hill Capital Partners, LP and Clydesdale Partners II, LLC (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

10.16 Convertible Promissory Note dated May 18, 2007 in the principal amount of $140,000 issued to Nob Hill Capital Partners, LP (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

10.17 Convertible Promissory Note dated May 18, 2007 in the principal amount of $110,000 issued to Clydesdale Partners II, LLC (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

______________________
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc. (Registrant)

Date: August 14, 2007	By:	/s/Norman Gardner
Norman Gardner President and CEO