Form 10QSB
period 2007-09-30
LASERLOCK TECHNOLOGIES INC
filed 2007-11-14
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2007

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of registrant as sepcified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation)	(IRS Employer
or Organization	Identification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004
(Address of Principal Executive Offices) (Zip Code)

610-668-1952
(Issuer's Telephone Number, Including Area Code)

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

As of October 31, 2007, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Issuer Format  Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

September 30, 2007 and 2006

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE
CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-12

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

CURRENT ASSETS
Cash and cash equivalents	$20,060	$2,058
Accounts receivable, net of allowance of $12,900 at
September 30, 2007 and $0 at December 31, 2006	1,033	6,540
Inventory	29,862	43,225
Deferred finance charges	-	140,407

TOTAL CURRENT ASSETS	50,955	192,230

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	21,554	18,588
	11,050	14,016

Patent costs, net of accumulated amoritization of
$33,613 and $23,416 as of September 30, 2007 and
and December 31, 2006	150,305	140,148

TOTAL ASSETS	$212,310	$346,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	573,852	389,058
Notes payable	50,000	-
Loan payable, officer	-	5,000
Convertible notes payable	1,100,000	800,000

TOTAL CURRENT LIABILITIES	1,723,852	1,194,058

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at September 30, 2007
and December 31, 2006	73,440	73,440

Additional paid in capital	7,232,226	7,136,344

Deficit accumulated during the development stage	(8,817,208)	(8,057,448)

STOCKHOLDERS' DEFICIT	(1,511,542)	(847,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$212,310	$346,394

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to September 30, 2007
(UNAUDITED)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2007	2006	2007	2006

REVENUES
Sales	$429,586	$36,784	$11,917	$227,183	$16,966
Royalties	518,592	26,180	36,652	80,323	78,492

TOTAL REVENUE	948,178	62,964	48,569	307,506	95,458

COSTS AND EXPENSES
Research and development	1,200,298	43,806	15,147	216,957	52,738
Patent costs	57,876	-	-	900	611
Legal and Accounting	1,003,391	21,464	33,609	107,315	157,651
Sales and Marketing	4,453,368	103,474	170,967	310,640	629,844
General and administrative	2,721,508	68,569	93,668	207,860	258,343
Total costs and expenses	9,436,441	237,313	313,391	843,672	1,099,187

LOSS BEFORE OTHER INCOME	(8,488,263)	(174,349)	(264,822)	(536,166)	(1,003,729)

OTHER INCOME (EXPENSE)
Interest income	63,569	138	1,259	1,012	3,412
Interest expense	(562,236)	(45,665)	(120,352)	(224,606)	(190,064)
Gain on disposition of assets	4,722	-	-	-	-
	(493,945)	(45,527)	(119,093)	(223,594)	(186,652)

LOSS BEFORE INCOME TAX BENEFIT	(8,982,208)	(219,876)	(383,915)	(759,760)	(1,190,381)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(8,817,208)	$(219,876)	$(383,915)	$(759,760)	$(1,190,381)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		73,440,506	71,040,506	73,440,506	67,279,395

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to September 30, 2007

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
For the Period November 10, 1999 (Date of Inception) to September 30, 2007

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2007

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006 (Audited)	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

Fair value of non-employee stock options	-	-	-	45,144	-	45,144
Fair value of employee stock options	-	-	-	50,738	-	50,738
Net loss for the nine months ended September 30, 2007	-	-	-		(759,760)	(759,760)

Balance at September 30, 2007 (Unaudited)	73,440,506	73,440	-	7,232,226	(8,817,208)	(1,511,542)

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to September 30, 2007
(UNAUDITED)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,817,208)	$(759,760)	$(1,190,381)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,907,705	95,882	282,129
Amortization of deferred finance charges	392,375	140,407	153,875
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	12,900	12,900	15,000
Amortization and depreciation	460,297	13,163	10,939
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(13,933)	(7,393)	(10,520)
Inventory	(29,862)	13,363	15,145
Increase (decrease) in liabilities
Accounts payable and accrued expenses	573,852	184,794	(27,121)

Net cash used in operating activities	(5,236,566)	(306,644)	(750,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(183,919)	(20,354)	(8,750)
Loan payable, officer	-	(5,000)	-
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(232,930)	(25,354)	(8,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	210
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	55,500
Proceeds from issuance of notes	1,300,000	450,000	800,000
Repayments of notes	(100,000)	(100,000)	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,489,556	350,000	855,710

NET DECREASE IN CASH AND
CASH EQUIVALENTS	20,060	18,002	96,026

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,058	6,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,060	$20,060	$102,731

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to September 30, 2007
(UNAUDITED)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,540	$270	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Common stock sales proceeds applied
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$392,376

See accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and became effective for us beginning with the first quarter of 2007. The provisions of FIN 48 were applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation was to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure value, and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the impact on the consolidated financial statements, and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other times at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

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

The Company is in the development stage at September 30, 2007. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependant upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the nine months ended September 30, 2007, additional capitalized patent costs incurred amounted to $20,354. Amortization expense for patents was $2,714 and $10,197 for the three and nine months ended September 30, 2007 and $2,438 and $6,900 for the three and nine months ended September 30, 2006.

NOTE 4 - INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2007 and 2006, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

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

The Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008. Holders of these notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. In May 2007, the Company issued convertible notes in the principal amount of $250,000. During the three months ended September 30, 2007, the Company issued convertible notes in the principal amount of $50,000.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2007, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

The Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three and nine months ended September 30, 2007, the company expensed approximately $2,000 and $45,000 and for the three and nine months ended September 30, 2006, the company expensed approximately $39,000 and $160,000 relative to non-employee options granted. As of September 30, 2007, there was approximately $14,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2008.

The following tables summarize all non-employee stock option/warrant activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	13,251,662	$.01 to $.40	$0.09

Granted	-	-	-
Exercised	-	-	-
Expired	(395,000)	.40	.40

Outstanding, September 30, 2007	12,856,662	$.01 to $.28	$0.06

Exercisable, September 30, 2007	12,439,996	$.01 to $.28	$0.08

Weighted Average Remaining Life,
Exercisable, September 30, 2007 (years)	5.4

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

During the three and nine months ended September 30, 2007, no options were granted, however, as a result of previously issued options the Company’s net income was reduced by approximately $17,000 and $51,000 and for the three and nine months ended September 30, 2006, net income was reduced by approximately $18,000 and $121,000 as a result of stock-based compensation from previously issued options. As of September 30, 2007, there was approximately $17,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2007.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK BASED COMPENSATION (Continued)

The following tables summarize all employee stock option activity of the Company since December 31, 2006:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Expired	(20,000)	$0.17	$0.17

Outstanding, September 30, 2007	6,550,000	$.03 to $.28	$0.12

Exercisable, September 30, 2007	5,970,833	$.03 to $.28	$0.12

Weighted Average Remaining Life,
Exercisable, September 30, 2007	4.8 years

NOTE 9 - RELATED PARTY TRANSACTIONS

Five shareholders of the Company also hold $720,000 of the convertible notes as of September 30, 2007.

One shareholder of the Company holds the one demand note totaling $50,000.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,080 and $3,275 were incurred during the three and nine months ended September 30, 2007 and $1,080 and 4,732 were incurred during the three and nine months ended September 30, 2006.

NOTE 10 - MAJOR CUSTOMERS

During the three and nine months ended September 30, 2007, the Company earned a substantial portion of its revenue from one customer and during the three and nine months ended September 30, 2006, the Company earned a substantial portion of its revenue from two customers. During the three and nine months ended September 30, 2007, revenue from those customers aggregated $61,604 and $291,420 and during the three and nine months ended September 30, 2006, revenue from those customers aggregated $41,947 and $82,159. At September 30, 2007 and 2006, amounts due from those customers included in trade accounts receivable were $13,933 and $19,002.

Item 2. Management’s Discussion and Analysis

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the nine month period ended September 30, 2007 included herein and our audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Our focus involves offering security solutions to the gaming industry through third parties that supply various products and services to the gaming industry. We license our technology to these third-party product and service suppliers who, in turn, incorporate our technology into the products they sell. We receive a royalty on each license. As part of these security solutions, we sell inks and pigments used to detect counterfeit products and documents to these same third-party product and service suppliers. We have an agreement to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International.

We also supply fraud protection technology for slot tickets, and made a commitment to sell advertising on the back of slot tickets in the cashless ticket-in ticket-out slot machines such as those using the EZ Pay system developed by International Gaming Technology.

In January 2005, we entered into an agreement with Enigma Importacao e Exportacco Ltdn. (“Enigma”), in which we granted Enigma four three-month options to develop uses for our pending patent in Brazil. During each option period Enigma pays us a fee and purchase product to be used in testing and development of the products. At the end of the option period Enigma has the right to enter into a license agreement with us based on a minimum license fee and purchase price of product that includes a built in royalty. Enigma did not exercise the last three-month option. Several tests have been conducted by Enigma, potential customers and/or their agents that indicate use of our technology might be commercially feasible. One potential customer advised Enigma that our technology is acceptable for its use. LaserLock and Enigma continue to work together in anticipation of developing commercial applications in Brazil. However, no contracts have been entered into for the commercial use of this technology to date.

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

In October 2006 we entered into an agreement with UTEK Corporation (“UTEK”) a publicly traded company located in Tampa, Florida to conduct a study of our intellectual property portfolio. The study focused on potential uses of our intellectual property portfolio for non-security applications. The approximate cost of the study was $55,000. We issued 1,200,000 restricted Common Shares to UTEK to pay the costs of the study. The shares had a market price of $.045. UTEK completed its initial study in December 2006 and provided a report, which indicated that there was significant opportunity for licensing our intellectual property for non-security applications.

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor agreed to act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of Exaqt, fund the global sales and marketing operations of the combined product lines and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

On February 28, 2007, we entered into a commercialization agreement with UTEK under which it will market on our behalf the non-security applications of our intellectual property. Upon execution of the agreement, we paid UTEK an initial fee of $5,000, which will be credited against future commissions payable to UTEK under the commercialization agreement. Commissions payable to UTEK are based on the net revenues of LaserLock attributable to licenses and/or sales of the non-security applications of our intellectual property during the term of the agreement. The agreement has an initial term of six months, which has been extended with respect to contacts made during with certain prospective licensees and purchasers of the non-security applications of our intellectual property.

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

As of October 31, 2007 we have sold $325,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $75,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2007 and September 30, 2006.

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

For the three months ended September 30, 2007, we had sales and royalty revenues of $62,964 as compared to $48,569 for the three months ending September 30, 2006. During the period, sales were $36,784 as compared to $11,917 for last year. Royalty revenues decreased to $26,180 from $36,652.

Our research and development costs aggregated $42,806 for the three months ended September 30, 2007 as compared to $15,147 for the three months ended September 30, 2006, an increase of $28,659. The increase results from an increase in the cost of products sold to $36,439 for the three months ended September 30, 2007 as compared to $6,351 in the prior year. In addition there was a reduction in the cost for research and product development. For the three months ended September 30, 2007 we incurred costs of $7,367 for research and product development as compared to $8,796 for the 2006 period.

There were no parent costs during the three month periods ending September 30, 2007 and 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $21,464 for the three months ended September 30, 2007 as compared to $33,609 for the three months ended September 30, 2006, a decrease of $12,145. Legal fees for the 2007 period decreased to $3,414 from $18,309 in the prior year. The decrease principally results from costs for legal work in the 2006 period in connection with the potential acquisition of Exaqt and the issuance of the $800,000 in Notes. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt. In addition, accounting fees were $18,050 in the 2007 period as compared to $15,300 for the same period last year an increase of $2,750.

Our sales and marketing costs aggregated $103,474 for the three months ended September 30, 2007 as compared to $170,967 for the three months ended September 30, 2006, a decrease of $67,493. The reduction in the costs result primarily from reduced charges for the issuance of stock options for marketing consultants of $36,500 and the substantial portion of the balance reduced fees and costs paid to those consultants.

Our general and administrative costs aggregated $68,569 for the three months ended September 30, 2007 as compared to $93,668 for the three months ended September 30, 2006, a decrease of $25,099. The decrease is principally the result of reduced charges for bad debts of $19,600, lower costs for D&O insurance of $5,400 and shareholder costs. Offsetting these decreases was an increase in costs for administrative consultants.

Our interest expense for the three months ended September 30, 2007 was $45,665 as compared to $120,352 for the three months ended September 30, 2006. Accrued interest on the Company’s debt was $33,550 for the three months ended September 30, 2007 as compared to $18,167 for the 2006 period resulting from an increase in the average amount of Notes outstanding during 2007 as compared to 2006 and an increase in the interest rate from 10% to 12% in 2007. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $11,156 for the three months ended September 30, 2007 as compared to $102,175 for the same period last year. The decrease in the amortization expense results from the timing of the exercise of the warrants issued in conjunction with the Notes and the completion of the amortization of the deferred finance charges resulting from issuance of the warrants.

The net loss for the three months ended September 30, 2007 was $219,876 or $0.00 per share. This compares to a net loss of $383,915 or $0.01 per share for the same period in 2006, a decrease in the net loss of $164,039. Included in the net loss for the 2007 period was $30,616 that represents the expense portion of the fair value of stock options and warrants issued compared to $158,969 in the 2006 period, a decrease of $128,353.

Comparison of the Nine-Month Periods Ended September 30, 2007 and September 30, 2006.

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

For the nine months ended September 30, 2007, we had sales and royalty revenues of $307,506 as compared to $95,458 for the nine months ending September 30, 2006. During the period, sales were $227,183 as compared to $16,966 for last year. The substantial increase results from an order from a casino that changed the placement of the inks on the casino chips so that the ability to authenticate the chip is enhanced. The change requires the use of more ink than the prior application. Royalty revenues increased to $80,323 from $78,492, last year, due to the use of our security system on an increased number of casino chips.

Our research and development costs aggregated $216,957 for the nine months ended September 30, 2007 as compared to $52,738 for the nine months ended September 30, 2006, an increase of $164,219. The increase results from an increase in the cost of products sold to $201,498 for the nine months ended September 30, 2007 as compared to $20,601 in the prior year. Offsetting this increase was a reduction in the cost for research and product development. For the nine months ended September 30, 2007 we incurred costs of $15,459 for research and product development as compared to $32,137 for the 2006 period.

Our patent costs for the nine months ended September 30, 2007 were $900 as compared to $611 for the nine months ended September 30, 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $107,315 for the nine months ended September 30, 2007 as compared to $157,651 for the nine months ended September 30, 2006, a decrease of $50,336. Legal fees for the 2007 period decreased to $57,165 from $103,451 in the prior year. The decrease principally results from costs for legal work in the 2006 period in connection with the potential listing on AIM and the related acquisition of Exaqt. In the first quarter of 2007 we elected not to pursue both the AIM listing and the acquisition of Exaqt. In addition, during 2006 there were legal costs in connection with the issuance of the $800,000 in Notes. Also, accounting fees were reduced to $50,150 in the 2007 period from $54,200 for the same period last year.

Our sales and marketing costs aggregated $310,640 for the nine months ended September 30, 2007 as compared to $629,844 for the nine months ended September 30, 2006, a decrease of $319,204. The reduction in the costs result primarily from reduced charges for the issuance of stock options of $147,000, lower salaries of approximately $18,000, reduced fees and costs paid to consultants of approximately $117,000 and a general reduction of other marketing costs. In addition, in the 2006 period we incurred a cost of $28,000 for the settlement of a terminated marketing agreement.

Our general and administrative costs aggregated $207,860 for the nine months ended September 30, 2007 as compared to $258,343 for the nine months ended September 30, 2006, a decrease of $50,483. The decrease is principally the result of reduced salaries, employee stock options and related items of $39,000, costs incurred in 2006 related to the raising additional funds of $6,100 and non-employee stock options of $21,300. Offsetting these decreases was increased costs for consultants of approximately $15,000.

Our interest expense for the nine months ended September 30, 2007 was $224,606 as compared to $190,064 for the nine months ended September 30, 2006. Accrued interest on the Company’s debt was $83,241 for the nine months ended September 30, 2007 as compared to $36,167 for the 2006 period. The increase results from an increase in the average amount of debt outstanding and an increase in the interest rate from 10% to 12%. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $140,407 for the nine months ended September 30, 2007 as compared to $153,875 for the same period last year.

The net loss for the nine months ended September 30, 2007 was $759,760 or $0.01 per share. This compares to a net loss of $1,190,381 or $0.02 per share for the same period in 2006, a decrease in the net loss of $430,621. Included in the net loss for the 2007 period was $236,289 that represents the expense portion of the fair value of stock options and warrants issued compared to $436,004 in the 2006 period, a decrease of $199,715.

Liquidity and Capital Resources

Our cash balance at September 30, 2007 of $20,060 was $18,002 more than the $2,058 as of December 31, 2006. Working capital at September 30, 2007 was a negative $1,672,897 representing a decrease in working capital of $671,069 from the negative $1,001,828 at December 31, 2006. This decrease in working capital relates principally to the cash portion of our net loss for the nine months ended September 30, 2007, $300,000 of short-term borrowings due August 31, 2008 and a short-term loan for $50,000.

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

On November 2, 2006, we entered into an agreement with Athanor, under which Athanor agreed to act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form Newco and raise up to $5,000,000 through the issuance of Newco's shares on AIM. Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of Exaqt, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

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

As of October 31, 2007 we have sold $325,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $75,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

On November 2, 2006, we entered into an agreement with Athanor, under which Athanor agreed to act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form Newco and raise up to $5,000,000 through the issuance of Newco's shares on AIM. Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of Exaqt, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

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

As of October 31, 2007 we have sold $325,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. Under the terms of the Note Purchase Agreement, additional Notes in the aggregate principal amount of up to $75,000 may be issued by us to Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

10.1 Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (filed on the Company’s Form 8-K on February 17, 2006 and incorporated herein by reference).

10.2 Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.3 Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.4 Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.5  Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.6 Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.7 Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (filed on Form 8-K on February 17, 2006 and incorporated herein by reference).

10.8 Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement filed on Form 8-K on February 17, 2006 and incorporated herein by reference (filed on the Company’s Form 10-KSB on March 31, 2006 and incorporated herein by reference).

10.9 Non-binding letter of intent, entered into on January 10, 2006, pursuant to which the Company will acquire a minimum of 95% of the shares of ExaqtWorld S.A.R.L. (filed on Form 8-K on January 11, 2006 and incorporated herein by reference).

10.10 Letter Agreement re: Proposed Admission through an Introduction of LaserLock Technologies, Inc. to trading on the London Stock Exchange plc’s AIM, entered into on November 2, 2006 by LaserLock Technologies, Inc. and Athanor Capital Partners Limited (filed on Form 8-K on November 8, 2006 and incorporated herein by reference).

10.11 First Amendment to Senior Secured Promissory Notes dated May 7, 2007 by and among LaserLock Technologies, Inc., the Goldberg Family Trust, PFK Acquisition Group II, LLC, Howard Goldberg, Real Path, Inc., Robert Schachter Trust, Nob Hill Capital Partners, LP, Nob Hill Capital Associates, LP, Nicolette Consulting Group Limited, Alfred F. Bracher, III and Lawrence Chimerine (filed on Form 8-K on May 8, 2007 and incorporated herein by reference).

10.12 Standard Agreement for Commercialization of IP dated February 28, 2007 by and between LaserLock Technologies, Inc. and UTEK International Capital Consulting (filed on the Company’s Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10.13 Letter Agreement dated March 9, 2007 by and between LaserLock Technologies, Inc. and RCD Technology, Inc. (filed on the Company’s Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10.14 Note Purchase Agreement, dated May 18, 2007, by and among LaserLock Technologies, Inc., Nob Hill Capital Partners, LP and Clydesdale Partners II, LLC (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

10.15 Convertible Promissory Note dated May 18, 2007 in the principal amount of $140,000 issued to Nob Hill Capital Partners, LP (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

10.16 Convertible Promissory Note dated May 18, 2007 in the principal amount of $110,000 issued to Clydesdale Partners II, LLC (filed on Form 8-K on May 23, 2007 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

32.1 Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

________________________
* The same individual serves as the Company's Chief Executive Officer and principal financial officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc
(Registrant)

Date: November 14, 2007	By:	/s/ Norman Gardner
Norman Gardner
President and CEO