Form 10KSB
period 2007-12-31
LASERLOCK TECHNOLOGIES INC
filed 2008-04-15
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	23-3023677
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

State Issuer's Revenues for its most recent fiscal year: $302,188. Aggregate market value of the voting stock held by non-affiliates of registrant: $491,458 as of February 29, 2008.

Number of shares outstanding as of February 29, 2008: 73,440,506

Transitional Small Business Issuer Format  Yes ☐ No ☒

PART I

ITEM 1 DESCRIPTION OF BUSINESS

ORGANIZATION AND CHARTER

LaserLock Technologies, Inc. (LaserLock) is a corporation formed under the laws of Nevada on November 10, 1999. Our objective is to develop and market technologies that will allow for easy product and document authentication and prevent product and document counterfeiting. Our initial authorized capitalization was 40,000,000 shares of common stock, $0.001 par value per share (the “Common Shares”), and 10,000,000 shares of preferred stock, $0.001 par value per share (the “Preferred Shares”).

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

In May 2007, in connection with a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008 described below, our board of directors approved and the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada designating 75,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series A Preferred Stock is non-voting. In the event of any liquidation, dissolution or winding up of the affairs of the Company, before any payment is made to the holders of the Company’s common stock, the holders of Series A Preferred Stock will be entitled to receive an amount equal to $0.0213 per share out of the assets available for distribution by the Company. This preference amount is subject to adjustment for any stock dividends, combinations or splits with respect to shares of Series A Preferred Stock. At any time after the earlier of May 18, 2009 or the date the Company becomes insolvent, each share of Series A Preferred Stock is convertible at the option of the holder into one share of the Company’s common stock, in each case as adjusted for any stock dividends, combinations or splits with respect to such shares. The Certificate of Designation is effective as of May 17, 2007.

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

Our Common Shares trade on the OTC Bulletin Board (OTC: BB) under the trading symbol "LLTI."

The public may read and copy this document, and any other materials that we file with the Commission, at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available from the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains a website (http://www.sec.gov) that contains all reports, proxy and information statements, and other information that we file electronically. Our website is www.laserlocktech.com.

BUSINESS OF THE COMPANY

BACKGROUND

We plan to develop and market technologies in a variety of applications in the fields of product and document authentication and security. We believe that the technologies we own will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

We have filed a total of five patent applications relating to our technology. To date, four of these patents have been issued. Several of our patents utilize technology developed by our founder, Norman A. Gardner. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today's printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon Mr. Gardner's experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications and we are attempting to commercialize these opportunities.

Since inception, the Company focused exclusively on the casino gaming industry. Through a partnership with Gaming Partners International (GPI), many of the larger casinos opened since 2005 used the Company’s technology to protect chips and dice against fraud. We believe, however, that the casino market alone will not support sufficient growth for the Company. Therefore, in 2004, the Company developed and applied for patent protection for a new technology that could have the potential to penetrate broader markets. The technology takes advantage of the worldwide movement towards energy efficient light bulbs and offers application to both the security market and the significantly larger retail consumer market. The Company has launched a targeted initiative to market this new technology as an entertainment device to the apparel industry.

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

We believe that our document authentication technologies are useful to businesses desiring to authenticate a wide variety of printed materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) an inkjet ink technology, which allows invisible codes to be printed, and (3) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because, in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a "second" rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit. Other possible variations of our laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner, which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

We have focused on the widespread problem of counterfeiting in the gaming industry. We have incorporated our technology into traditional gaming accessories such as playing cards, casino chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. The protected items can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs (“CDs”) to identify CDs produced by those manufacturers. We believe that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and videodiscs.

MARKETING

In developing our marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as through the sale of inks.

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

We are developing a marketing approach for the non-security commercial applications of our color shifting technologies. We have identified several markets and related companies with whom we are working to commercialize applications. It is possible that during the next 12 months we will make our first sale for a test of a non-security application.

We are utilizing the extensive contacts of our president, Norman A. Gardner, in the counterfeit prevention and detection and gaming industries in an effort to effectuate sales.

MANUFACTURING

We do not have manufacturing facilities. We acquire components from various suppliers, which are manufactured to our specifications and reprocess these components. We intend to subcontract the manufacturing of our ink technology to third-party manufacturers. Applications of our technology are expected to be effected mainly through printing and coating of products with both visible and invisible ink. These inks will be custom manufactured for us by a third party. Because some of the processes that we intend to use in our applications are based on relatively common manufacturing techniques, there is no technical or economic reason for us to invest our own capital in manufacturing facilities at this stage.

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

RESEARCH AND DEVELOPMENT

We have been involved in research and development, or R&D, since our inception and intend to continue our R&D activities, funds permitting. We hope to expand our technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2007, we incurred costs of $807,730 on R&D. For the year ended December 31, 2007, we incurred costs of $23,068 (of which $1,524 represents costs associated with the granting of non employee stock options) on R&D. At the current time, we have not projected our R & D expenditures for the 2008 fiscal year.

We currently have R&D operations in Glen Mills, Pennsylvania at the facilities of our R&D consultant. We operate our quality control program in Raleigh, North Carolina at the facilities of our technical consultant. The consulting fees we pay cover all costs associated with facility and equipment usage.

PRODUCT DEVELOPMENT

To date, we have made only very limited sales of our products. For both our anti-counterfeiting technology and non-security applications we have completed independent testing and commercial trials with several manufacturers for our technologies.

We also have developed what we believe to be a proprietary trade secret enabling us to offer our clients the ability to change the combination lock on our lasers to prevent any breach of security by counterfeiters. This is accomplished by changing the reaction between our uniquely formulated code markings in our products, and the laser, which works to read such markings. The changes are made via our direct interaction with the client to make slight modifications to our products. We believe that we are the only company offering such a protection to our product line.

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

Non-security commercial applications of our color shifting inks that are activated by certain types of light are numerous. At the current time we cannot project or predict if and/or when commercial uses will be adopted by manufacturers or retailers.

COMPETITION

In the area of document and product authentication and serialization, we are aware of other competing technologies, both covert and overt surface-marking techniques, requiring decoding elements or analytical methods to reveal the relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which we market our covert technologies. These include, among others, biological DNA codes, microtaggants, thermochromic, UV and infrared inks, as well as encryption, 2D symbology and laser engraving. We are aware of at least twenty-five companies, which will be competing with us in these markets. However, we believe that we have proprietary technologies, which provide a unique and cost-effective solution to the problem of counterfeiting and gray marketing. We are aware of a limited number of competitors, which are attempting similar approaches to addressing the same problems that our products address. Other indirect competitors are marketing products utilizing the hologram and "copy void" technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than our technology. Copy void technologies are security devices, which have been developed to indicate whether a document has been photocopied.

The use of our color shifting technology in commercial applications exposes us to a much broader spectrum of competition, which is too extensive to quantify.

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

INDEPENDENT CONTRACTORS

We are using part time consultants to assist us with our marketing and sales strategy, marketing, financial planning and finance, R & D, technical assistance and distribution services.
RISK FACTORS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a "safe harbor" for forward-looking statements. We desire to take advantage of certain "safe harbor" provisions of the Reform Act and are including this special note to enable us to do so. This document contains forward-looking statements that reflect our views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets," and similar expressions that identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement, was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

NEED FOR SUBSEQUENT FUNDING; NO ASSURANCE OF FUTURE OFFERING

In order to finance our current operations and expansion of our business operations, to attempt to patent our technologies, and to implement our business plans, we need to raise more capital. Our ability to continue the business and effectively implement our plans depends upon our ability to raise additional funds. There is no assurance that additional funding will be obtainable in amounts or on terms favorable or acceptable to us. The capital resources required to develop each new product are significant.

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

We completed the private placement on August 6, 2006 selling a total of $800,000 in notes and issuing exercisable into 8,000,000 shares. .

On May 7, 2007, we entered into an agreement with the holders of the notes whereby the parties extended the due date of the notes to August 31, 2008. The interest rate was increased to 12% during the extended period.

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

As of January 31, 2008 we completed the sale of all the notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

The Company also borrowed $70,000 in unsecured loan as of December 31, 2007. These notes are due on demand.

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

RISKS ASSOCIATED WITH OUR BEING A NEW BUSINESS

Our operations are subject to all of the risks inherent in a new business enterprise. We currently have limited revenue, limited operating history, and limited salable product. We are subject to the same types of risks that many new businesses face - like shortages of cash, under-capitalization, and expenses of new product development. We do not anticipate positive cash flow from operations on a monthly basis during the balance of the current fiscal year and we cannot give assurances that we will be operating at break-even levels in the future. Various problems, expenses, complications and delays may be encountered in connection with our development, both in terms of our products and our business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must be paid either out of the proceeds of future offerings of our securities or debt or out of our generated revenues and profits, if any. The availability of funds from either of these sources cannot be ensured.

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

Other competitors are marketing products utilizing the hologram and copy void technologies. The hologram, which has been incorporated into credit cards to foil counterfeiting, is considerably more costly than our technology. Copy void is a security device, which has been developed to indicate whether a document has been photocopied.

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

We view NoCopi as one of our competitors in our marketplace in that we plan to develop and sell technology to clients and prospective clients that we believe is completely different from, but competitive with, that sold by NoCopi to the same or similar clients and prospective clients. Mr. Gardner's termination agreement with NoCopi does not impose a post-termination restrictive covenant upon Mr. Gardner, and Mr. Gardner has assured us that he has not divulged, furnished or made accessible, and will not divulge, furnish, or make accessible, to anyone any confidences or secrets of NoCopi in violation of the agreement. Furthermore, we had a business relationship with NoCopi, and had licensed certain technologies from NoCopi, which we elected not to renew in September 2006.

RULE 144 SHARES

A majority of our shares outstanding as of December 31, 2007 (approximately 51,459,983 shares, or 70.1%) were issued on the date of our inception or later and are considered "restricted securities." These shares may be publicly resold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, in part, that after holding restricted securities for a period of one year non-affiliated shareholders (affiliates include officers, directors, and ten percent or greater shareholders) may sell, during any three months, in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, of our shares during the four calendar weeks preceding the filing of a Form 144 relating to such sale. After two (2) years, non-affiliated shareholders (who have been non-affiliates for at least three months) may sell an unlimited amount of shares. Rule 144 also provides that after holding restricted securities for a period of two (2) years, our affiliates may sell every third month in a brokerage transaction, or to a market maker, an amount equal to the greater of one percent (1%) of our shares, or the average weekly trading volume, if any, in our shares during the four calendar weeks preceding the filing of a Form 144 relating to such a sale. Such sales, if made under certain circumstances, would depress the market price and render difficult the sale of our securities purchased hereunder. Certain of the outstanding shares were to be eligible for sale pursuant to Rule 144 as of November 2000.

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

INDEMNIFICATION

Our by-laws include provisions that indemnify any director or officer made a party to any action, suit or proceeding for negligence or misconduct in the performance of his duties made in good faith, by reason of the fact that he is or was a director, officer or employee of LaserLock, against reasonable expenses, including legal fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceedings or in connection with any appeal thereof. Currently, we spend $9,500 annually on our directors and officers liability insurance for a policy, which has a limit of $1,000,000

DEPENDENCE UPON THIRD PARTIES

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

RISKS ASSOCIATED WITH OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have no operating history, have limited sales, have incurred operating losses since inception and require additional capital to continue our operations and to implement our business plans. Our certifying accountants have issued a going concern qualification in their report for the year ended December 31, 2007. Although we intend to raise money, implement sales, and become profitable, if we fail to achieve any one of these goals, then it is unlikely that we will be successful, and very likely that we will become insolvent or otherwise forced to close its doors. If this occurs, it will have a material adverse effect on our business and any results of operations.

RISKS ASSOCIATED WITH INABILITY TO REPAY INDEBTEDNESS DUE AUGUST 31, 2008

If we fail to raise additional capital, we may be unable to repay indebtedness outstanding under our convertible notes due August 31, 2008. If we are unable repay or refinance these borrowings, our lenders could foreclose on our assets. If this were to occur, the Company would need to consider all options available to it, which could include a possible bankruptcy filing. The Company is in discussions with certain of its creditors regarding these matters. There can be no assurance that the Company will be successful in raising additional capital or otherwise refinancing these borrowings or that, if achieved, these will be achieved at a sufficient level and on sufficient terms to allow the Company to operate effectively in future periods.

LACK OF DIVERSIFICATION

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business, which is concentrated in only one industry. Consequently, our activities will be limited to the anti-counterfeiting industry. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common shares are quoted on the OTC Bulletin Board under the symbol "LLTI." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2007 and December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not reflect actual transactions.

2007	High	Low
Fourth Quarter	$.025	$.006
Third Quarter	$.012	$.008
Second Quarter	$.032	$.012
First Quarter	$.043	$.03

2006	High	Low

Fourth Quarter	$.046	$.018
Third Quarter	$.09	$.04
Second Quarter	$.11	$.035
First Quarter	$.09	$.025

HOLDERS

As of December 31, 2007, we had 73 stockholders of record of our Common Shares. We derived such number of record holders from the records maintained by our transfer agent, Interwest Stock Transfer Company, Inc.

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

Our initial focus involved offering security solutions to the gaming industry through third parties that supply various products and services to the gaming industry. We license our technology to these third-party product and service suppliers who, in turn, incorporate our technology into the products they sell. We receive a royalty on each license. As part of these security solutions, we sell inks and pigments used to detect counterfeit products and documents to these same third-party product and service suppliers. By the end of fiscal year 2003, we had signed agreements to provide technology for the protection of playing cards, dice, and casino chips from fraud with Gaming Partners International and CoPAG U.S.A. Inc. (“CoPAG”). The agreement with Gaming Partners International is still in effect. The agreement with CoPAG expired in September 2005 and was not renewed.

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

On March 9, 2007, we entered into a non-exclusive sales and marketing agreement with RCD Technologies Inc. (“RCD”). RCD is a security technology company, which specializes in RFID technology. During the initial six-month period of the agreement, RCD has agreed to market the LaserLock technologies using its in-house sales force and to share the net revenues with LaserLock on a 50-50 basis. This agreement was not extended.

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

As of December 31, 2007 we have sold $375,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. In January 2008 we sold an additional $25,000 in Notes completing the sales for a total of $400,000. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

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

For the year ended December 31, 2007, we had sales and royalty revenues of $302,188 as compared to $123,104 for the year ending December 31, 2006. During the period, sales were $226,919 as compared to $21,110 for last year. The substantial increase results from an order from a casino that changed the placement of the inks on the casino chips so that the ability to authenticate the chip is enhanced. The change requires the use of more ink than the prior application. Royalty revenues were $75,269 as compared to $ 101,994, last year, due to the use of our security system on a reduced number of casino chips than in 2006.

Our cost of goods sold were $202,641 for the year ended December 31, 2007 as compared to $21,051 for the year ended December 31, 2006. For the 2007 period the costs were 89.3% of sales as compared to 99.7% for the 2006 year. The decrease in cost of sales results from repricing the selling price of pigment to our customers to better reflect cost structure.

Our research and development costs aggregated $23,068 for the year ended December 31, 2007 as compared to $33,268 for the year ended December 31, 2006, a decrease of $10,200. The decrease results from a reduction in the cost for research and development consultants.

Our patent costs for the year ended December 31, 2007 were $2,900 as compared to $612 for the year ended December 31, 2006. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $118,041 for the year ended December 31, 2007 as compared to $197,893 for the year ended December 31, 2006, a decrease of $79,852. Legal fees for the 2007 period decreased to $59,571 from $132,613 in the prior year. The decrease principally results from costs for legal work in the 2006 period in connection with the potential listing on AIM and the related acquisition of Exaqt. In the first quarter of 2007 we elected not to pursue both the AIM listing and the acquisition of Exaqt. In addition, during 2006 there were legal costs in connection with the issuance of the $800,000 in Notes. Also, accounting fees were reduced to $58,470 in the 2007 period from $65,280 for the same period last year.

Our sales and marketing costs aggregated $402,566 for the year ended December 31, 2007 as compared to $781,350 for the year ended December 31, 2006, a decrease of $378,784. The reduction in the costs result primarily from reduced charges for the issuance of stock options of approximately $200,000, and reduced fees and costs paid to consultants of approximately $185,000. In addition, in the 2006 period we incurred a cost of $6,000 for the settlement of a terminated marketing agreement.

Our general and administrative costs aggregated $260,235 for the year ended December 31, 2007 as compared to $391,191 for the year ended December 31, 2006, a decrease of $130,956. The decrease is principally the result of reduced salaries, employee stock options and related items of $42,000, lower consulting fees $40,000, reduced charges for insurance $7,000, costs incurred in 2006 related to the raising additional funds of $16,000 and non-employee stock options of $21,300.

Our interest expense for the year ended December 31, 2007 was $258,926 as compared to $308,360 for the year ended December 31, 2006, a decrease of $49,434. Accrued interest on the Company’s debt was $118,325 for the year ended December 31, 2007 as compared to $56,167 for the 2006 period. The increase results from an increase in the average amount of debt outstanding and an increase in the interest rate from 10% to 12%. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $140,407 for the year ended December 31, 2007 as compared to $251,969 for the same period last year.

The net loss for the year ended December 31, 2007 was $965,162 or $0.01 per share. This compares to a net loss of $1,607,017 or $0.02 per share for the same period in 2006, a decrease in the net loss of $641,855. Included in the net loss for the 2007 period was $255,750 that represents the expense portion of the fair value of stock options and warrants issued compared to $602,529 in the 2006 period, a decrease of $346,779.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2007 of $348 was $1,710 less than the $2,058 as of December 31, 2006. Working capital at December 31, 2007 was a negative $ 1,855,145 representing a decrease in working capital of $853,317 from the negative $1,001,828 at December 31, 2006. This decrease in working capital relates principally to the cash portion of our net loss for the year ended December 31, 2007, $375,000 of short-term borrowings due August 31, 2008 and a short-term loan for $70,000, all of which were partially offset by the increase in accounts payable and accrued expenses.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues in the near future.

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

As of January 31, 2008 we have sold $400,000 in notes to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

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

Our actual research and development and related activities may vary significantly depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. At this time we cannot project our cash expenditures on our research and development program for fiscal year 2008. Our research and development plans over the next year are uncertain but may include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2007 and 2006

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF OPERATIONS	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	5-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-20

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. This material weakness is a result of the Company’s limited number of personnel. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

This report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Norman A. Gardner
Norman A. Gardner
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
LaserLock Technologies, Inc.
(A Development Stage Company)
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 2001, and for the period November 10, 1999 (date of inception) through December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period November 10, 1999 (date of inception) through December 31, 2001 reflect total revenues and net loss of $11,803 and $1,474,241, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LaserLock Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

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
April 14, 2008

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$348	$2,058
Accounts receivable, net of allowance of $0 at
December 31, 2007 and 2006	1,994	6,540
Inventory	28,726	43,225
Deferred finance charges	-	140,407

TOTAL CURRENT ASSETS	31,068	192,230

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	22,543	18,588
	10,061	14,016

Patent costs, net of accumulated amoritization of
$36,318 and $23,416 as of December 31, 2007 and
and 2006	147,601	140,148

TOTAL ASSETS	$188,730	$346,394

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	641,213	389,058
Loan payable, officer	-	5,000
Senior secured convertible notes payable	800,000	800,000
Convertible notes payable	375,000	-
Notes payable	70,000	-

TOTAL CURRENT LIABILITIES	1,886,213	1,194,058

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at December 31, 2007
and 2006	73,440	73,440

Additional paid in capital	7,251,687	7,136,344

Deficit accumulated during the development stage	(9,022,610)	(8,057,448)

STOCKHOLDERS' DEFICIT	(1,697,483)	(847,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,730	$346,394

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to December 31, 2007

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2007	2006

NET REVENUES
Sales	$429,322	$226,919	$21,110
Royalties	513,538	75,269	101,994

TOTAL NET REVENUE	942,860	302,188	123,104

COST OF SALES	401,320	202,641	21,051

GROSS PROFIT	541,540	99,547	102,053

OPERATING EXPENSES
Research and development	807,730	23,068	33,268
Patent costs	59,876	2,900	612
Legal and Accounting	1,014,117	118,041	197,893
Sales and Marketing	4,545,294	402,566	781,350
General and administrative	2,773,883	260,235	391,191
Total operating expenses	9,200,900	806,810	1,404,314

LOSS BEFORE OTHER INCOME	(8,659,360)	(707,263)	(1,302,261)

OTHER INCOME (EXPENSE)
Interest income	63,584	1,027	3,604
Interest expense	(596,556)	(258,926)	(308,360)
Gain on disposition of assets	4,722	-	-
	(528,250)	(257,899)	(304,756)

LOSS BEFORE INCOME TAX BENEFIT	(9,187,610)	(965,162)	(1,607,017)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(9,022,610)	$(965,162)	$(1,607,017)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		73,440,506	68,644,673

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to December 31, 2007

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
For the Period November 10, 1999 (Date of Inception) to December 31, 2007

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2007

Deficit
Common				Accumulated
Stock			Additional	During the
Number of		Consulting	Paid-In	Development
Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

Fair value of non-employee stock options	-	-	-	47,692	-	47,692
Fair value of employee stock options	-	-	-	67,651	-	67,651
Net loss for the year ended December 31, 2007	-	-	-		(965,162)	(965,162)

Balance at December 31, 2007	73,440,506	73,440	-	7,251,687	(9,022,610)	(1,697,483)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to December 31, 2007

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,022,610)	$(965,162)	$(1,607,017)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,927,166	115,343	350,561
Amortization of deferred finance charges	392,375	140,407	251,968
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	463,990	16,856	12,567
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	55,000
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(1,994)	4,546	15,238
Inventory	(28,726)	14,499	15,595
Increase in liabilities
Accounts payable and accrued expenses	641,213	252,155	55,772

Net cash used in operating activities	(5,351,278)	(421,356)	(850,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(183,919)	(20,354)	(15,141)
Loan payable, officer	-	(5,000)	5,000
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(232,930)	(25,354)	(10,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	310
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	55,500
Proceeds from issuance of notes	1,395,000	545,000	800,000
Repayments of notes	(100,000)	(100,000)	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,584,556	445,000	855,810

NET DECREASE IN CASH AND
CASH EQUIVALENTS	348	(1,710)	(4,647)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,058	6,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$348	$348	$2,058

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007 and 2006
And for the Period November 10, 1999 (Date of Inception) to December 31, 2007

	Year	Year
Cumulative	Ended	Ended
Since	December 31,	December 31,
Inception	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,610	$340	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$392,376

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable and accrued expenses. The carrying values of cash, receivables and accounts payable approximate fair value, because of their short maturities. The carrying value of notes payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Capital equipment is stated at cost. Depreciation is computed using applicable methods over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation for 2007 and 2006 was $3,955 and $5,385.

Patents
Patents are capitalized and amortized over an estimated useful life of 17 years. Patent amortization expense for 2007 and 2006 was $12,901and $7,182.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2007 and 2006, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 169%, risk-free interest rate between 3.6% and 4.5% and expected option life of five to ten years.

During the year ended December 31, 2007 and 2006, the Company’s net income was approximately $115,000 and $351,000 lower as a result of stock-based compensation expense resulting from the adoption of SFAS 123(R). As of December 31, 2007, there was approximately $11,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2009.

Research and Development Costs
Research and development costs are expensed when incurred. Total amount expensed for 2007 and 2006 was $23,068 and $33,268 respectively.

Recently Issued Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for fiscal years beginning after December 15, 2006, and became effective for the Company beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements (Continued)

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions

Reclassifications
Certain amounts in the 2006 financial statements have been reclassified in order for them to be in conformity with the 2007 presentation.

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

The Company is in the development stage at December 31, 2007. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. On May 7, 2007, the due date of these notes was extended to August 31, 2008 and the interest rate increased to 12% during the extension period. Purchasers of the notes were issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. In accordance with Emerging Issue Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the contingent beneficial conversion feature is not recognized unless the triggering event occurs and the contingency is resolved. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company.

As of December 31, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which is the term of the convertible notes. As of December 31, 2007 the Company received $55,500 for the exercise of 5,550,000 of the warrants. Accrued interest at December 31, 2007 and 2006 amounted to $145,700 and $56,167.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. During 2007 the Company issued notes payable under the private placement totaling $375,000. The notes are payable on demand and bear interest at 10%. Accrued interest at December 31, 2007 amounted to $18,542.

During 2008, the Company issued an additional $25,000 of the notes payable to complete the private placement.

NOTE 5 - NOTES PAYABLE

During 2007, the Company issued $70,000 of unsecured notes payable, which are payable on demand and bear interest at the rate of 10%. Accrued interest at December 31, 2007 amounted to $10,250.

During 2008, the Company issued another $115,000 of these unsecured notes payable.

NOTE 6 - INCOME TAXES

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

At December 31, 2007, the Company has a net operating loss (“NOL”) that approximates $6,101,000. Consequently, the Company had NOL carry forwards available for federal income tax purposes, which begin to expire in 2019. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Finally, valuation allowances are provided against both deferred tax assets and liabilities in assessing the likelihood of ultimate realization of the deferred tax consequence or benefit.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Current	$-	$-
Deferred	400,000	665,000
Change in valuation allowance	(400,000)	(665,000)

	$-	$-

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions.

	2007		2006
	Amount	%	Amount	%
U.S federal income tax benefit at Federal statutory rate	$(338,000)	(35)	$(562,000)	(35)
State tax, net of federal tax effect	(62,000)	(6)	(103,000)	(6)
Change in valuation allowance	400,000	41	665,000	41

	$-	-	$-	-

The primary components of the Company’s 2007 and 2006 deferred tax assets, liabilities and the related valuation allowances are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax asset for NOL carryforwards	$2,001,000	$2,401,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Valuation allowance	(1,836,000)	(2,236,000)

	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

As previously mentioned in Note 1, on January 1, 2007, we adopted FIN 48, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2007 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2007. We do not have an accrual for uncertain tax positions as of December 31, 2007.

We file U.S. income tax returns and state tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2004 and thereafter are subject to examination by the relevant taxing authorities.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 - COMMON STOCK

In October 2006, the Company issued 1,200,000 shares to a consulting firm for services. The fair value of the shares at the grant date was $55,000.

NOTE 8 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of December 31, 2007, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

In conjunction with a 2002 contractual agreement, the Company granted options to a customer. The number of options to be granted is contingent upon the gross amount of product sales during each of the four years in the period ended December 31, 2006, at exercise prices ranging from $1.25 to $2.25. The contingent issuable options will be valued in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued To Other than Employee For Acquiring, Or In Conjunction With Selling, Goods or Services,” which generally will be at the end of each reporting date when the amount of the product sales is known. As of December 31, 2006, the contingencies of this contract were not met and no options were granted.

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

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

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

In May 2006, in conjunction with a consulting contract, the Company granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0001 per share. The options were exercisable immediately. In accordance with the fair value method as described in accounting requirements of SFAS No. 123(R), the Company used the fair market value to calculate the grant-date fair value of an award, because these options were exercised immediately. The fair market value of the options was $90,000. Accordingly, the Company recognized consulting expenses of $37,500 and $52,500 for the years ended December 31, 2007 and 2006. The 1,500,000 options were fully exercised in June 2006, with 583,333 shares issued and with the remaining 916,667 shares to be issued 83,333 at July 31, 2006 and 83,333 each month thereafter from August 31, 2006 through May 31, 2007. As of December 31, 2007 all of the shares have been issued.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of non-statutory stock option and warrant transactions for non-employees during 2007 and 2006 are as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2005	11,251,294	$.06 to $.40	$0.08

Granted	12,600,000	.0001 to .01	.03 to .08
Exercised	(9,850,000)	.01 to.35	.01 to .35
Expired	(749,632)	.01 to .35	.01 to .35

Outstanding, December 31, 2006	13,251,662	$.01 to $.40	$0.09

Granted	-	-	-
Exercised	-	-	-
Expired	(395,000)	.40	.40

Outstanding, December 31, 2007	12,856,662	$.01 to $.28	$0.06

Exercisable, December 31, 2007	12,523,330	$.01 to $.28	$0.08

Weighted Average Remaining Life,
Exercisable, December 31, 2007 (years)	5.1

Total expense recognized by the Company during 2007 and 2006 for non-statutory stock options granted to non-employees during the years was $47,692 and $215,463. The 2007 and 2006 fair value amounts of non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility ranging from 60% to 334%, risk free interest rate of approximately 3% to 5% and expected option life of 2 months to ten years.

There were no employee options granted during 2007 and 2006.

A summary of incentive stock option transactions for employees during 2007 and 2006 are as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2006 and 2005	6,570,000	$.03 to $.28	$0.11

Granted	-	-	-
Exercised	-	-	-
Expired	(20,000)	$0.17	$0.17

Outstanding, December 31, 2007	6,550,000	$.03 to $.28	$0.12

Exercisable, December 31, 2007	6,100,000	$.03 to $.28	$0.12

Weighted Average Remaining Life,
Exercisable, December 31, 2007	4.7

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

Total expense recognized by the Company during 2007 and 2006 for non-statutory stock options granted to employees during the years was $67,651 and $135,098. The 2007 and 2006 fair value amounts of non-statutory stock options were estimated using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility ranging from 60% to 334%, risk free interest rate of approximately 3% to 5% and expected option life of 2 months to ten years.

NOTE 9 - RELATED PARTY TRANSACTIONS

Six shareholders of the Company hold $680,000 of the Senior secured convertible notes payable, one shareholder holds $140,000 of the convertible notes payable and one shareholder holds $50,000 of the notes payable as of December 31, 2007.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $4,821 and $5,505 were incurred during the years ended December 31, 2007 and 2006.

In December 2006, the President of the Company loaned the Company $5,000, which was repaid during the year ended December 31, 2007.

At December 31, 2007 and 2006, the Company had accrued salary to the President in the amount of $99,750 and $48,000.

NOTE 10 - COMMITMENTS

The Company has entered into certain commission agreements. Under the terms of the contracts expiring on various dates, the representatives are entitled to commissions based on certain percentage of sales, as defined in agreements which may be renewed annually. The commissions from sales will be expensed as sales are generated.

NOTE 11 - LICENSING AGREEMENT

On occasion the Company enters into licensing agreements for the sale of its products. These agreements can either be exclusive or non-exclusive in regards to territories and industries.

NOTE 12 - PATENTS

The Company has four issued patents and one patent pending for anti-counterfeiting technology.

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

During the years ended December 31, 2007 and 2006, the Company earned a substantial portion of its revenue from one and three customers. During 2007 and 2006, revenue from those customers aggregated $300,863 and $122,821. At December 31, 2007 and 2006, amounts due from those customers included in trade accounts receivable were $1,994 and $5,727. If these customers were lost, it is unlikely that the company would be able to replace the lost revenue in the near term.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 - MAJOR CUSTOMERS AND VENDORS (Continued)

During the year ended December 31, 2007, the Company purchased a substantial portion of inventory from one vendor. During 2007, purchases from that vendor aggregated $149,830. At December 31, 2007, amounts due to that vendor included in trade accounts payable were $29,087.

NOTE 14 - GEOGRAPHIC INFORMATION

The Company’s revenue by geographic region is as follows:

North America	$1,325

Europe	$300,863

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2007, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Norman Gardner, our president and chief executive officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 7 of this report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The report of management on our internal control over financial reporting is set forth in Item 7 of this report and is incorporated herein by reference.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our board of directors is comprised of only one class of directors. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the board of directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. The positions held by each officer and director are shown on the following table. Directors Norman A. Gardner and Michael J. Prevot were first elected in November 1999. All directors will serve for one year or until our next annual shareholder meeting and until a successor is elected and has qualified.

Name	Age	Position

Norman A. Gardner	65	President, Chief Executive Officer and Chairman of the Board of Directors

Michael J. Prevot	52	Director

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

MICHAEL J. PREVOT

Michael Prevot has been a sales consultant for LaserLock and one of our directors since inception. Since 2005 Mr. Prevot has served as Principal of Prevot & Associates, a California based company that markets commercial insurance products. In addition, since 1975 he has been a licensed Real Estate Agent in California. From 1985 to 2005, Mr. Prevot served as president of Vista Security Papers, a California based company that markets security products. Mr. Prevot studied business at the College of San Mateo in San Mateo, California, and at Skyline College in San Bruno, California.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2007, 2006 and 2005 to our chief executive officer. No other person received compensation equal to or exceeding $100,000 in fiscal 2007, 2006 and 2005 and no bonuses were awarded during fiscal 2007, 2006 and 2005.

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/SAR (#)		LTIP Payouts ($)	All Other Compensation ($)

Norman A. Gardner (1) President &CEO	2007 2006 2005	$180,000 180,000 157,500	(4) (4) (4)	— — —	$25,773 20,180 22,854	(2) (2) (2)	— — —	450,000	(3)	— — —	— — —

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

4.	Includes $99,750, $48,000 and $45,000 that was unpaid and accrued as of December 31, 2007, 2006 and 2005, respectively.

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)		(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date

Norman A. Gardner President & CEO	450,000	(1)	81.8%	$0.075/Sh	April 21, 2010

1. This amount does not include the option exercisable into 2,500,000 shares of the company that was repriced on December 13, 2005

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,006,662	(1)	$.05	893,338
Equity compensation plans not approved by security holders	2,950,000	(2)	$.15	—
Warrants issued in connection with Bridge Loan	2,450,000		$.03	—
Total	19,406,662		$.06	893,338

(1)	The stockholders approved the LaserLock Technologies, Inc. 2003 Stock Option Plan at the special meeting of stockholders on December 17, 2003.

(2)	These options were granted by the company to certain consultants and advisors upon approval from the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Shares as of December 31, 2007, by (i) each of our directors, (ii) each of our executive officers, (iii) all directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Shares.
	Shares Beneficially Owned
Title of Class	Name and Address of Beneficial Owner	Amount of Shares Held		Percentage Owned (1)

Common	Californian Securities S.A. 60 West Randolph Street, Suite 200 Chicago, Il 60601	17,976,831		24.48%

Common	Pacific Continental Securities Nominees Limited 111 Cannon Street London EC4N5AR, England	17,795,903		24.23%

Common	Norman A. Gardner 837 Lindy Lane Bala Cynwyd, PA 19004	8,881,339	(2)	11.35%

Common	Howard Goldberg 117 Cheltenham Ave. Linwood, NJ 08221	6,456,662	(3),	8.21%

Common	Michael J. Prevot 12920 Atherton Ct. Los Altos Hills, CA 94022	800,672	(4)	1.08%

Common	All Directors and Officers as a Group	9,682,011	(2)(4)(5)	12.26%

(1)	Percentage of ownership is based on 73,440,506 Common Shares issued and outstanding as of December 31, 2007

(2)	Includes 4,825,000 shares issuable upon the exercise of stock options exercisable within 60 days

(3)	Includes 5,206,662 shares issuable upon the exercise of stock options exercisable within 60 days.

(4)	Includes 687,500 shares issuable upon the exercise of a stock option exercisable within 60 days. Does not include 19,034 owned by Sandra Prevot, his wife, as to which he disclaims beneficial interest.

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

In February 2006 we commenced a private placement of $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. The Notes are secured by a first priority lien on all of LaserLock’s tangible and intangible personal property pursuant to a security agreement between LaserLock and the purchasers. In connection with the private placement, on March 13, 2006, a note in the principal amount of $100,000 was issued to Howard Goldberg. We issued a warrant exercisable into 1,000,000 shares to Mr. Goldberg and Mr. Goldberg joined the security agreement as a secured party. Mr. Goldberg exercised the warrant on March 13, 2006. At the time of such sale and issuance, Mr. Goldberg was known to us to own of record or beneficially more than five percent of our Common Shares.

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

AUDIT FEES
During fiscal years 2007 and 2006, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $38,000 and $41,500.

AUDIT-RELATED FEES

During fiscal years 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During fiscal years 2007 and 2006, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $4,950 and $6,170.

ALL OTHER FEES

During fiscal years 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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
Norman Gardner, President and CEO Date: April 14, 2008