Form 10QSB
period 2008-03-31
LASERLOCK TECHNOLOGIES INC
filed 2008-05-15
CIK 1104038

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	23-3023677
(State or other jurisdication of Incorporation or Organization	IRS Employer Indentification No.)

837 Lindy Lane, Bala Cynwyd, PA 19004
(Address of Principal Executive offices (Zip Code)

610-668-1952
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No ☒

As of April 30, 2008, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format  Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

March 31, 2008 and 2007

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-13

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,233	$348
Accounts receivable, net of allowance of $0 at
March 31, 2008 and December 31, 2007	514	1,994
Inventory	27,843	28,726

TOTAL CURRENT ASSETS	50,590	31,068

PROPERTY AND EQUIPMENT, Net
Capital equipment	32,604	32,604
Less accumulated depreciation	23,789	22,543
	8,815	10,061

Patent costs, net of accumulated amoritization of
$39,023 and $36,318 as of March 31, 2008
and December 31, 2007	144,896	147,601

TOTAL ASSETS	$204,301	$188,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	702,946	641,213
Senior secured convertible notes payable	800,000	800,000
Convertible notes payable	400,000	375,000
Notes payable	185,000	70,000

TOTAL CURRENT LIABILITIES	2,087,946	1,886,213

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
73,440,506 shares issued and oustanding at March 31, 2008
and December 31, 2007	73,440	73,440

Additional paid in capital	7,254,235	7,251,687

Deficit accumulated during the development stage	(9,211,320)	(9,022,610)

STOCKHOLDERS' DEFICIT	(1,883,645)	(1,697,483)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$204,301	$188,730

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to March 31, 2008
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2008	2007

NET REVENUES
Sales	$432,171	$2,849	$184,581
Royalties	526,468	12,930	39,449

TOTAL NET REVENUE	958,639	15,779	224,030

COST OF SALES	403,987	2,667	162,199

GROSS PROFIT	554,652	13,112	61,831

OPERATING EXPENSES
Research and development	813,484	5,754	3,381
Patent costs	60,322	446	-
Legal and Accounting	1,044,638	30,521	47,204
Sales and Marketing	4,606,446	61,152	102,277
General and administrative	2,841,446	67,563	57,956
Total operating expenses	9,366,336	165,436	210,818

LOSS BEFORE OTHER INCOME	(8,811,684)	(152,324)	(148,987)

OTHER INCOME (EXPENSE)
Interest income	63,586	2	149
Interest expense	(632,944)	(36,388)	(96,944)
Gain on disposition of assets	4,722	-	-
	(564,636)	(36,386)	(96,795)

LOSS BEFORE INCOME TAX BENEFIT	(9,376,320)	(188,710)	(245,782)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(9,211,320)	$(188,710)	$(245,782)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		73,440,506	73,440,506

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to March 31, 2008

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2008

					Deficit Accumulated
	Common Stock			Additional	During the
	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Development Stage	Total

Issuance of shares of common stock	3,376,875	3,377	-	687,223	-	690,600
Fair value of non-employee stock options	-	-	-	94,000	-	94,000
Salary due to shareholder contributed capital	-	-	-	15,000	-	15,000
Return of shares of common stock related to purchase price adjustment	(1,000,000)	(1,000)	-	(353,000)	-	(354,000)
Net loss	-	-		-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	1,387,109	-	1,409,621
Fair value of non-employee stock options	-	-	-	213,300		213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	23,857		24,000
Stock issuance costs	-	-	-	(49,735)		(49,735)
Net loss	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	4,495,204	(3,777,114)	760,080

Stock issuance costs	-	-	-	(25,000)	-	(25,000)
Fair value of non-employee stock options	-	-	-	493,600	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	939,881	-	958,481
Net loss	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	5,903,685	(5,183,620)	780,655

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2008

					Deficit Accumulated
	Common Stock			Additional	During the
	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Development Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	$73,440	$-	$7,136,344	$(8,057,448)	$(847,664)

Fair value of non-employee stock options	-	-	-	47,692	-	47,692
Fair value of employee stock options	-	-	-	67,651	-	67,651
Net loss for the year ended December 31, 2007	-	-	-		(965,162)	(965,162)

Balance at December 31, 2007	73,440,506	73,440	-	7,251,687	(9,022,610)	(1,697,483)

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2008

					Deficit Accumulated
	Common Stock				During the
	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Development Stage	Total

Fair value of non-employee stock options	-	-	-	2,548	-	2,548
Net loss for the three months ended March 31, 2008	-	-	-		(188,710)	(188,710)

Balance at March 31, 2008 (Unaudited)	73,440,506	73,440	-	7,254,235	(9,211,320)	(1,883,645)

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to March 31, 2008
(UNAUDITED)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,211,320)	$(188,710)	$(245,782)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	1,929,714	2,548	41,961
Amortization of deferred finance charges	392,375	-	75,782
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	-	-	4,300
Amortization and depreciation	467,941	3,951	5,952
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(514)	1,480	(131,110)
Inventory	(27,843)	883	10,824
Increase in liabilities
Accounts payable and accrued expenses	702,946	61,733	149,324

Net cash used in operating activities	(5,469,393)	(118,115)	(88,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(183,919)	-	(11,175)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(232,930)	-	(11,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	-
Proceeds from issuance of notes	1,535,000	140,000	150,000
Repayments of notes	(100,000)	-	-
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,724,556	140,000	150,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS	22,233	21,885	50,076

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	348	2,058

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,233	$22,233	$52,134

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to March 31, 2008
(UNAUDITED)

	Cumulative Since Inception	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,283	$13	$58

Income taxes	$-	$-	$-

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Recently Issued Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

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

Reclassifications
Certain amounts in the 2007 financial statements have been reclassified in order for them to be in conformity with the 2008 presentation.

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

The Company is in the development stage at March 31, 2008. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the three months ended March 31, 2008, there were no additional capitalized patent costs incurred. Amortization expense for patents was $2,705 and $4,964 for the three months ended March 31, 2008 and 2007.

NOTE 4 - INCOME TAXES

As of January 1, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2008 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2008, and there was no accrual for uncertain tax positions as of March 31, 2008.

There is no income tax benefit for the losses for the three months ended March 31, 2008 and 2007, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

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

As of December 31, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the convertible notes. The Company received $55,500 for the exercise of 5,550,000 of the warrants during 2006. Accrued interest at March 31, 2008 and December 31, 2007 amounted to $169,700 and $145,700.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. During 2007 the Company issued notes payable under the private placement totaling $375,000. During 2008 the Company issued an additional $25,000 of the notes payable to complete the private placement. The notes are due on August 31, 2008 and bear interest at 10%. Accrued interest at March 31, 2008 and December 31, 2007 amounted to $28,542 and $78,542.

NOTE 7 - NOTES PAYABLE

During 2007, the Company issued $70,000 of unsecured notes payable, which are payable on demand and bear interest at the rate of 10%. During 2008, the Company issued an additional $115,000 of these unsecured notes payable. Accrued interest at March 31, 2008 and December 31, 2007 amounted to $12,625 and $10,250.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2008, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

The Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three months ended March 31, 2008 and 2007, the Company expensed approximately $2,500 and $25,000 relative to non-employee options granted. As of March 31, 2008, there was approximately $9,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2010.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2007:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	12,856,662	$.01 to $.28	$0.06

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2008	12,856,662	$.01 to $.28	$0.06

Exercisable, March 31, 2008	12,606,662	$.01 to $.28	$0.08

Weighted Average Remaining Life,
Exercisable, March 31, 2008 (years)	4.9

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2007 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	6,550,000	$.03 to $.28	$0.12

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2008	6,550,000	$.03 to $.28	$0.12

Exercisable, March 31, 2008	6,462,500	$.03 to $.28	$0.12

Weighted Average Remaining Life,
Exercisable, March 31, 2008	4.3

NOTE 9 - RELATED PARTY TRANSACTIONS

Six shareholders of the Company hold $680,000 of the Senior secured convertible notes payable, one shareholder holds $140,000 of the convertible notes payable and one shareholder holds $50,000 of the notes payable as of March 31, 2008.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,373 and $935 were incurred during the three months ended March 31, 2008 and 2007.

At March 31, 2008 and December 31, 2007, the Company had accrued salary to the President in the amount of $121,250 and $99,750.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

During the three months ended March 31, 2008 and 2007, the Company earned a substantial portion of its revenue from two and one customer. During the three months ended March 31, 2008 and 2007, revenue from those customers aggregated $15,708 and $215,944. At March 31, 2008 and 2007, amounts due from those customers included in trade accounts receivable were $514 and $129,004.

Item 2. Management’s Discussion and Analysis

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the three month period ended March 31, 2008 included herein and our audited financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

This discussion, analysis and other sections of this report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements expressed or implied by these forward-looking statements to differ materially from such forward-looking statements. The forward-looking statements included in this report may prove to be inaccurate. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation and changes in capital requirements and funding. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Overview

 We are a technology licensing company that licenses our technology to both third parties who incorporate it into their products for resale to their customers, and to end users who incorporate the technology into their products at their manufacturing facilities. We receive royalties on volume usage of our technology from third parties who sell products incorporating such technologies. We intend to require, whenever possible, minimum annual royalties to enter into these licensing agreements.

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

On December 13, 2005 we signed a Letter of Intent (“LOI”) to acquire a minimum of 95% of the outstanding shares of ExaqtWorld S.A.R.L. (“Exaqt”) based in Paris, France for 36.6% of the outstanding shares of LaserLock (assuming 100% of the shares of Exaqt are tendered). With the acquisition of Exaqt we would own the worldwide rights in the security sector to a fundamental patent to manufacturer multi-tech Electronic Article Surveillance (“EAS”) systems, which simultaneously detect multiple EAS frequencies (RF, EM, AM and RFID). The multi-tech EAS systems allow the seamless integration of source tagging of products at the manufacturing level of the supply chain of the retail industry. The LOI was subject to the signing of a definitive agreement between Exaqt and us. The standstill agreement contained in the LOI expired June 13, 2006. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt.

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

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of Exaqt, including Exaqt’s patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted them options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

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

In May 2007 we commenced a private placement of up to $400,000 principal amount of 10% convertible promissory notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of our Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

As of January 31, 2008 all of the Notes were sold to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2008 and March 31, 2007.

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

For the three months ended March 31, 2008, we had sales and royalty revenues of $15,779 as compared to $224,030 for the three months ending March 31, 2007. During the period, sales were $2,849 as compared to $184,581 for last year. Royalty revenues decreased to $12,930 from $39,449. The reduction in sales results from the use of our ink in casino chips during the 2007 period in a manner that required more ink per chip than in other periods. In addition, the number of chips using our ink in 2008 was less than in the 2007 period resulting in lower sales and royalty income.

Our cost of sales was $2,667 for the three months ended March 31, 2008 as compared to $162,199 for the three months ended March 31, 2007. For the 2008 period the costs were 93.6% of sales as compared to 87.9% for the 2007 period. The total sales during the current period were not material enough to indicate a trend relative to cost of sales.

Our research and development costs aggregated $5,754 for the three months ended March 31, 2008 as compared to $3,381 for the three months ended March 31, 2007, an increase of $2,373. The increase results principally from development efforts related to the non security uses of our WhyteLite product.

Our patent costs for the three months ended March 31, 2008 were $446. There were no patent costs during the three month period ending March 31, 2007. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $30,521 for the three months ended March 31, 2008 as compared to $47,204 for the three months ended March 31, 2007, a decrease of $16,683. Legal fees for the 2008 period decreased to $6,521 from $37,404 in the prior year. The decrease principally results from costs for legal work in the 2007 period in connection with the potential acquisition of Exaqt and listing on the London Stock Exchange’s AIM Market. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the AIM listing. In addition, accounting fees were $24,000 in the 2008 period as compared to $9,800 for the same period last year an increase of $14,200.

Our sales and marketing costs aggregated $61,152 for the three months ended March 31, 2008 as compared to $102,277 for the three months ended March 31, 2007, a decrease of $41,125. The reduction in the costs result primarily from reduced charges for the issuance of stock options for marketing consultants of $24,667, a $5,000 fee paid in 2007 to UTEK for a commercialization contract and the substantial portion of the balance reduced fees and costs paid to marketing consultants.

Our general and administrative costs aggregated $67,563 for the three months ended March 31, 2008 as compared to $57,956 for the three months ended March 31, 2007, an increase of $9,607. The increase is principally the result of increased costs for salaries and related payroll taxes of $9,000 and insurance costs of $7,500, partially offsetting the increase was a 2007 charge for bad debts of $4,300.

Our interest expense for the three months ended March 31, 2008 was $36,388 as compared to $96,944 for the three months ended March 31, 2007. Accrued interest expense on the Company’s debt was $36,375 for the three months ended March 31, 2008 as compared to $21,250 for the 2007 period resulting from an increase in the average amount of Notes outstanding during 2008 as compared to 2007 and an increase in the interest rate from 10% to 12% in 2008. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $75,782 for the three months ended March 31, 2007. The amortization expense results from the timing of the exercise of the warrants issued in conjunction with the Notes and the completion of the amortization of the deferred finance charges resulting from issuance of the warrants in 2007.

The net loss for the three months ended March 31, 2008 was $188,710 or $0.00 per share (rounded to the nearest $0.01). This compares to a net loss of $245,782 or $0.00 per share (rounded to the nearest $0.01) for the same period in 2007, a decrease in the net loss of $57,072. Included in the net loss for the 2008 period was $2,548 that represents the expense portion of the fair value of stock options and warrants issued compared to $117,743 in the 2007 period, a decrease of $115,195.

Liquidity and Capital Resources

Our cash balance at March 31, 2008 of $22,233 was $21,885 more than the $348 as of December 31, 2007. Working capital at March 31, 2008 was a negative $2,037,356 representing a decrease in working capital of $182,211 from the negative $1,855,145 at December 31, 2007. This decrease in working capital relates principally to the cash portion of our net loss for the three months ended March 31, 2008.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues in the near future.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and marketing of our products. In the event our plans change, our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Our actual research and development and related activities may vary significantly depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. At this time we cannot project our cash expenditures on our research and development program for fiscal year 2008. Our research and development plans over the current year are uncertain but may include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of May 15, 2008, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Norman Gardner, our president and chief executive officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 7 of our Annual Report on Form 10-KSB for the period ended December 31, 2007.

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

Item 6. Exhibits

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

LaserLock Technologies, Inc. (Registrant)

Date: May 15, 2008	By:	/s/ Norman A. Gardner
Norman A. Gardner