Form 10-Q
period 2008-06-30
LASERLOCK TECHNOLOGIES INC
filed 2008-08-19
CIK 1104038

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLT TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2008, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

June 30, 2008 and 2007

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF OPERATIONS	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	6-9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12-17

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,620	$348
Accounts receivable, net of allowance of $0 at June 30, 2008 and December 31, 2007	5,500	1,994
Inventory	24,160	28,726

TOTAL CURRENT ASSETS	55,280	31,068

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604
Less accumulated depreciation	24,413	22,543
	8,191	10,061

Patent costs, net of accumulated amoritization of $41,727 and $36,318 as of June 30, 2008 and December 31, 2007	142,191	147,601

TOTAL ASSETS	$205,662	$188,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	773,685	641,213
Senior secured convertible notes payable	800,000	800,000
Convertible notes payable	400,000	375,000
Notes payable	286,000	70,000

TOTAL CURRENT LIABILITIES	2,259,685	1,886,213

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized; 73,440,506 shares issued and oustanding at June 30, 2008 and December 31, 2007	73,440	73,440

Additional paid in capital	7,256,783	7,251,687

Deficit accumulated during the development stage	(9,384,246)	(9,022,610)

STOCKHOLDERS' DEFICIT	(2,054,023)	(1,697,483)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,662	$188,730

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to June 30, 2008
(UNAUDITED)

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2008	2007	2008	2007

NET REVENUES
Sales	$435,174	$3,003	$5,818	$5,852	$190,399
Royalties	538,759	12,291	14,694	25,221	54,143

TOTAL NET REVENUE	973,933	15,294	20,512	31,073	244,542

COST OF SALES	407,577	3,590	2,860	6,257	165,059

GROSS PROFIT	566,356	11,704	17,652	24,816	79,483

OPERATING EXPENSES
Research and development	818,622	5,138	4,711	10,892	8,092
Patent costs	61,187	865	900	1,311	900
Legal and Accounting	1,072,464	27,826	38,647	58,347	85,851
Sales and Marketing	4,666,170	59,724	104,889	120,876	207,166
General and administrative	2,893,999	52,553	81,335	120,116	139,291
Total operating expenses	9,512,442	146,106	230,482	311,542	441,300

LOSS BEFORE OTHER INCOME	(8,946,086)	(134,402)	(212,830)	(286,726)	(361,817)

OTHER INCOME (EXPENSE)
Interest income	63,587	1	725	3	874
Interest expense	(671,469)	(38,525)	(81,997)	(74,913)	(178,941)
Gain on disposition of assets	4,722	-	-	-	-
	(603,160)	(38,524)	(81,272)	(74,910)	(178,067)

LOSS BEFORE INCOME TAX BENEFIT	(9,549,246)	(172,926)	(294,102)	(361,636)	(539,884)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(9,384,246)	$(172,926)	$(294,102)	$(361,636)	$(539,884)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		73,440,506	73,440,506	73,440,506	73,440,506

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2008

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
For the Period November 10, 1999 (Date of Inception) to June 30, 2008

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2008

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200		53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	73,440	-	7,136,344	(8,057,448)	(847,664)

Fair value of non-employee stock options	-	-	-	47,692	-	47,692
Fair value of employee stock options	-	-	-	67,651	-	67,651
Net loss for the year ended December 31, 2007	-	-	-		(965,162)	(965,162)

Balance at December 31, 2007	73,440,506	73,440	-	7,251,687	(9,022,610)	(1,697,483)

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2008

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	5,096	-	5,096
Net loss for the six months ended June 30, 2008	-	-	-		(361,636)	(361,636)

Balance at June 30, 2008 (Unaudited)	73,440,506	$73,440	$-	$7,256,783	$(9,384,246)	$(2,054,023)

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to June 30, 2008
(UNAUDITED)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,384,246)	$(361,636)	$(539,884)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	1,932,262	5,096	76,422
Amortization of deferred finance charges	392,375	-	129,251
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	-	-	17,500
Amortization and depreciation	471,270	7,280	9,460
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(5,500)	(3,506)	(19,750)
Inventory	(24,160)	4,566	10,524
Increase in liabilities
Accounts payable and accrued expenses	773,685	132,472	121,206

Net cash used in operating activities	(5,567,006)	(215,728)	(195,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)	-	-
Purchase of patent costs	(183,919)	-	(19,726)
Loan payable, officer	-	-	(5,000)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(232,930)	-	(24,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	-
Proceeds from issuance of notes	1,636,000	241,000	400,000
Repayments of notes	(100,000)	-	(100,000)
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,825,556	241,000	300,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	25,620	25,272	80,003

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	348	2,058

CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,620	$25,620	$82,061

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to June 30, 2008
(UNAUDITED)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2008	2007

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,623	$13	$145

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

The financial statements are presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Recently Issued Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, and has elected not to measure any additional financial assets, liabilities or other items at fair value.

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements (Continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. SFAS 160 is not currently applicable to the Company since the Company’s subsidiary is wholly owned.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company has not determined the effect that the implementation of FSP 14-1 will have on its financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – GOING CONCERN

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

The Company is in the development stage at June 30, 2008. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the six months ended June 30, 2008, there were no additional capitalized patent costs incurred. Amortization expense for patents was $2,705 and $5,410 for the three and six months ended June 30, 2008 and $2,519 and $7,483 for the three and six months ended June 30, 2007.

NOTE 4 – INCOME TAXES

As of January 1, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2008 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2008, and there was no accrual for uncertain tax positions as of June 30, 2008.

There is no income tax benefit for the losses for the six months ended June 30, 2008 and 2007, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

As of December 31, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the convertible notes. The Company received $55,500 for the exercise of 5,550,000 of the warrants during 2006. Accrued interest at June 30, 2008 and December 31, 2007 amounted to $193,700 and $145,700.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. During 2007 the Company issued notes payable under the private placement totaling $375,000. During 2008 the Company issued an additional $25,000 of the notes payable to complete the private placement. The notes are due on August 31, 2008 and bear interest at 10%. Accrued interest at June 30, 2008 and December 31, 2007 amounted to $38,542 and $18,542.

NOTE 7 – NOTES PAYABLE

During 2007, the Company issued $70,000 of unsecured notes payable, which are payable on demand and bear interest at the rate of 10%. During 2008, the Company issued an additional $216,000 of these unsecured notes payable. Accrued interest at June 30, 2008 and December 31, 2007 amounted to $17,150 and $10,250.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2008, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

The Company issued non-statutory stock options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three and six months ended June 30, 2008, the Company expensed approximately $2,500 and $5,000 and for the three and six months ended June 30, 2007, the Company expensed approximately $18,000 and $43,000 relative to non-employee options granted. As of June 30, 2008, there was approximately $6,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2009.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2007:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	12,856,662	$.01 to $.28	$0.06

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, June 30, 2008	12,856,662	$.01 to $.28	$0.06

Exercisable, June 30, 2008	12,689,996	$.01 to $.28	$0.08

Weighted Average Remaining Life, Exercisable, June 30, 2008 (years)	4.7

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2007 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	6,550,000	$.03 to $.28	$0.12

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, June 30, 2008	6,550,000	$.03 to $.28	$0.12

Exercisable, June 30, 2008	6,491,666	$.03 to $.28	$0.12

Weighted Average Remaining Life, Exercisable, June 30, 2008	4.1

NOTE 9 – RELATED PARTY TRANSACTIONS

Six shareholders of the Company hold $680,000 of the Senior secured convertible notes payable, one shareholder holds $140,000 of the convertible notes payable and one shareholder holds $50,000 of the notes payable as of June 30, 2008.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,260 and $2,633 were incurred during the three and six months ended June 30, 2008 and $1,260 and $2,195 were incurred during the three and six months ended June 30, 2007.

At June 30, 2008 and December 31, 2007, the Company had accrued salary to the President in the amount of $144,750 and $99,750.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

During the three and six months ended June 30, 2008, the Company earned a substantial portion of its revenue from two customers and during the three and six months ended June 30, 2007 earned a substantial portion of its revenue from two and one customer. During the three and six months ended June 30, 2008, revenue from those customers aggregated $15,294 and $30,614 and during the three and six months ended June 30, 2007, revenue from those customers aggregated $17,432 and $227,126. At June 30, 2008 and 2007, amounts due from those customers included in trade accounts receivable were $5,500 and $26,290.

NOTE 11 – SUBSEQUENT EVENTS

On August 4, 2008, the management contract with the Company’s President, which expires November 4, 2008 was extended for a term of 5 years under the same terms and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto for the six month period ended June 30, 2008 included herein and our audited financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

On June 23, 2008, we entered into a worldwide Exclusive Agreement (the “Agreement”) with Arthur Blank & Company, Inc. (“AB”), under which AB and its affiliates will have exclusive use of specific applications of our color changing proprietary pigments known as WHYTELITE® technology. Under the terms of the Agreement, the exclusive products are defined as all plastic cards printed with WHYTELITE® pigments. Exclusions to the exclusivity are the American Express card and all applications or products not using plastic as a substrate.

The term of the Agreement ends on December 31, 2009, but the Agreement has automatically renewing one-year terms for each of the following four years if the royalties paid to us by AB exceed certain levels during the year immediately preceding any potential renewal year, or if AB makes additional non-royalty payments that, if combined with the actual royalty amounts received, would equal such threshold levels. The Agreement automatically expires on December 31, 2013.

In addition to the above, in order to implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2008 and June 30, 2007.

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

For the three months ended June 30, 2008, we had sales and royalty revenues of $15,294 as compared to $20,512 for the three months ending June 30, 2007. During the period, sales were $3,003 as compared to $5,818 for last year. Royalty revenues decreased to $12,291 from $14,694. The number of chips using our ink in 2008 was less than in the 2007 period resulting in lower sales and royalty income.

Our cost of sales was $3,590 for the three months ended June 30, 2008 as compared to $2,860 for the three months ended June 30, 2007. The total sales during both periods were not material enough to permit a realistic calculation of cost of sales.

Our research and development costs aggregated $5,138 for the three months ended June 30, 2008 as compared to $4,711 for the three months ended June 30, 2007, an increase of $427. The increase results principally from development efforts related to the non security uses of our WhyteLite product.

Our patent costs for the three months ended June 30, 2008 were $865 as compared to $900 for the three month period ending June 30, 2007. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $27,826 for the three months ended June 30, 2008 as compared to $38,647 for the three months ended June 30, 2007, a decrease of $10,821. Legal fees for the 2008 period decreased to $14,326 from $16,347 in the prior year. Accounting fees were $13,500 in the 2008 period as compared to $22,300 for the same period last year a decrease of $8,800.

Our sales and marketing costs aggregated $59,724 for the three months ended June 30, 2008 as compared to $104,889 for the three months ended June 30, 2007, a decrease of $45,165. The reduction in the costs result primarily from reduced charges for the issuance of stock options of approximately $27,000, and lower travel related costs of approximately $17,000.

Our general and administrative costs aggregated $52,553 for the three months ended June 30, 2008 as compared to $81,335 for the three months ended June 30, 2007, a decrease of $28,782. The decrease is principally the result of reduced costs for office related expenses of $8,000 and insurance costs of $7,700, and a 2007 charge for bad debts of $13,200.

Our interest expense for the three months ended June 30, 2008 was $38,525 as compared to $81,997 for the three months ended June 30, 2007. Accrued interest expense on the Company’s debt was $38,525 for the three months ended June 30, 2008 as compared to $28,441 for the 2007 period resulting from an increase in the average amount of Notes outstanding during 2008 as compared to 2007 and an increase in the interest rate from 10% to 12%. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $53,469 for the three months ended June 30, 2007.

The net loss for the three months ended June 30, 2008 was $172,926 or $0.00 per share (rounded to the nearest $0.01). This compares to a net loss of $294,102 or $0.00 per share (rounded to the nearest $0.01) for the same period in 2007, a decrease in the net loss of $121,176. Included in the net loss for the 2008 period was $2,548 that represents the expense portion of the fair value of stock options issued compared to $87,930 in the 2007 period, that also includes the fair value of warrants issued, a decrease of $85,382.

Comparison of the Six-Month Periods Ended June 30, 2008 and June 30, 2007.

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

For the six months ended June 30, 2008, we had sales and royalty revenues of $31,073 as compared to $244,542 for the six months ending June 30, 2007. During the period, sales were $5,852 as compared to $190,399 for last year. Royalty revenues decreased to $25,221 from $54,143. The reduction in sales results from the use of our ink in casino chips during the 2007 period in a manner that required more ink per chip than in other periods. In addition, the number of chips using our ink in 2008 was less than in the 2007 period resulting in lower sales and royalty income.

Our cost of sales was $6,257 for the six months ended June 30, 2008 as compared to $165,059 for the six months ended June 30, 2007. For the 2007 period the costs were 86.7% of sales. The total sales during the current period were not material enough to permit a realistic calculation of cost of sales.

Our research and development costs aggregated $10,892 for the six months ended June 30, 2008 as compared to $8,092 for the six months ended June 30, 2007, an increase of $2,800. The increase results principally from development efforts related to the non security uses of our WhyteLite product.

Our patent costs for the six months ended June 30, 2008 were $1,311 as compared to $900 during the six month period ending June 30, 2007. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $58,347 for the six months ended June 30, 2008 as compared to $85,851 for the six months ended June 30, 2007, a decrease of $27,504. Legal fees for the 2008 period decreased to $41,847 from $53,751 in the prior year. The decrease principally results from costs for legal work in the 2007 period in connection with the potential acquisition of Exaqt and listing on the London Stock Exchange’s AIM Market. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the AIM listing. Accounting fees were $16,500 in the 2008 period as compared to $32,100 for the same period last year, a decrease of $15,600.

Our sales and marketing costs aggregated $120,876 for the six months ended June 30, 2008 as compared to $207,166 for the six months ended June 30, 2007, a decrease of $86,290. The reduction in the costs result primarily from reduced charges for the issuance of stock options for marketing consultants of approximately $37,500, reduced travel related costs of approximately $28,000, a $5,000 fee paid in 2007 to UTEK for a commercialization contract and most of the balance, reduced fees and costs paid to marketing consultants.

Our general and administrative costs aggregated $120,116 for the six months ended June 30, 2008 as compared to $139,291 for the six months ended June 30, 2007, a decrease of $19,175. The decrease is principally the result of lower costs in most expense categories for 2008 and a 2007 charge for bad debts of $17,500. Offsetting these reductions was an increase in payroll and related payroll taxes of $10,800.

Our interest expense for the six months ended June 30, 2008 was $74,913 as compared to $178,941 for the six months ended June 30, 2007. Accrued interest expense on the Company’s debt was $74,900 for the six months ended June 30, 2008 as compared to $49,690 for the 2007 period resulting from an increase in the average amount of Notes outstanding during 2008 as compared to 2007 and an increase in the interest rate from 10% to 12%. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $129,251 for the six months ended June 30, 2007.

The net loss for the six months ended June 30, 2008 was $361,636 or $0.00 per share (rounded to the nearest $0.01). This compares to a net loss of $539,884 or $0.01 per share (rounded to the nearest $0.01) for the same period in 2007, a decrease in the net loss of $178,248. Included in the net loss for the 2008 period was $5,096 that represents the expense portion of the fair value of stock options issued compared to $205,673 in the 2007 period, that also includes the fair value of warrants issued, a decrease of $200,577.

Liquidity and Capital Resources

Our cash balance at June 30, 2008 of $25,620 was $25,272 more than the $348 as of December 31, 2007. Working capital at June 30, 2008 was a negative $2,204,405 representing a decrease in working capital of $349,260 from the negative $1,855,145 at December 31, 2007. This decrease in working capital relates principally to the cash portion of our net loss for the six months ended June 30, 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 4(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of August 15, 2008, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Norman Gardner, our president and chief executive officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 7 of our Annual Report on Form 10-KSB for the period ended December 31, 2007.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1 Worldwide Exclusive Agreement, dated June 23, 2008, between the Company and Arthur Blank & Company, Inc.

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

* The same individual serves as the Company's Principal Executive Officer and Principal Financial Officer.

+ Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaserLock Technologies, Inc.
(Registrant)

Date: August 19, 2008	By:	/s/ Norman A. Gardner
Norman A. Gardner
President and CEO