Form 10-Q
period 2008-09-30
LASERLOCK TECHNOLOGIES INC
filed 2008-11-14
CIK 1104038

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

610-668-1952

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2008, there were 73,440,506 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

September 30, 2008 and 2007

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)

CONTENTS

PAGE
CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-16

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,705	$348
Accounts receivable, net of allowance of $0 at September 30, 2008 and December 31, 2007	30	1,994
Inventory	23,613	28,726

TOTAL CURRENT ASSETS	38,348	31,068

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604
Less accumulated depreciation	25,348	22,543
	7,256	10,061

Patent costs, net of accumulated amoritization of $44,456 and $36,318 as of September 30, 2008 and December 31, 2007	141,863	147,601

TOTAL ASSETS	$187,467	$188,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	868,115	641,213
Senior secured convertible notes payable	800,000	800,000
Convertible notes payable	400,000	375,000
Notes payable	354,000	70,000

TOTAL CURRENT LIABILITIES	2,422,115	1,886,213

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized; 73,440,506 shares issued and oustanding at September 30, 2008 and December 31, 2007	73,440	73,440

Additional paid in capital	7,259,331	7,251,687

Deficit accumulated during the development stage	(9,567,419)	(9,022,610)

STOCKHOLDERS' DEFICIT	(2,234,648)	(1,697,483)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187,467	$188,730

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to September 30, 2008
(UNAUDITED)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2008	2007	2008	2007

NET REVENUES
Sales	$440,551	$5,377	$36,784	$11,229	$227,183
Royalties	540,517	1,758	26,180	26,979	80,323

TOTAL NET REVENUE	981,068	7,135	62,964	38,208	307,506

COST OF SALES	408,124	547	36,439	6,804	201,498

GROSS PROFIT	572,944	6,588	26,525	31,404	106,008

OPERATING EXPENSES
Research and development	822,920	4,298	7,367	15,190	15,459
Patent costs	61,187	-	-	1,311	900
Legal and Accounting	1,085,517	13,053	21,464	71,400	107,315
Sales and Marketing	4,735,365	69,195	103,474	190,071	310,640
General and administrative	2,953,992	59,993	68,569	180,109	207,860
Total operating expenses	9,658,981	146,539	200,874	458,081	642,174

LOSS BEFORE OTHER INCOME	(9,086,037)	(139,951)	(174,349)	(426,677)	(536,166)

OTHER INCOME (EXPENSE)
Interest income	63,587	-	138	3	1,012
Interest expense	(714,691)	(43,222)	(45,665)	(118,135)	(224,606)
Gain on disposition of assets	4,722	-	-	-	-
	(646,382)	(43,222)	(45,527)	(118,132)	(223,594)

LOSS BEFORE INCOME TAX BENEFIT	(9,732,419)	(183,173)	(219,876)	(544,809)	(759,760)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(9,567,419)	$(183,173)	$(219,876)	$(544,809)	$(759,760)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		73,440,506	73,440,506	73,440,506	73,440,506

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to September 30, 2008

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
For the Period November 10, 1999 (Date of Inception) to September 30, 2008

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
For the Period November 10, 1999 (Date of Inception) to September 30, 2008

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

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2008

					Deficit
	Common				Accumulated
	Stock			Additional	During the
	Number of		Consulting	Paid-In	Development
	Shares	Amount	Fees	Capital	Stage	Total

Fair value of non-employee stock options	-	-	-	7,644	-	7,644
Net loss for the nine months ended September 30, 2008	-	-	-		(544,809)	(544,809)

Balance at September 30, 2008 (Unaudited)	73,440,506	$73,440	$-	$7,259,331	$(9,567,419)	$(2,234,648)

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to September 30, 2008
(UNAUDITED)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,567,419)	$(544,809)	$(759,760)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	1,934,810	7,644	95,882
Amortization of deferred finance charges	392,375	-	140,407
Salary due to stockholder contributed to capital	15,000	-	-
Provision for bad debts	-	-	12,900
Amortization and depreciation	474,933	10,943	13,163
Gain on disposition of assets	(4,722)	-	-
Stock issued in exchange for services	220,960	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Receivables	(30)	1,964	(7,393)
Inventory	(23,613)	5,113	13,363
Increase in liabilities
Accounts payable and accrued expenses	868,115	226,902	184,794

Net cash used in operating activities	(5,643,521)	(292,243)	(306,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(20,000)		-
Purchase of patent costs	(186,319)	(2,400)	(20,354)
Loan payable, officer	-	-	(5,000)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(235,330)	(2,400)	(25,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,091,447	-	-
Proceeds from exercise of stock options	232,369	-	-
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	-
Proceeds from issuance of notes	1,704,000	309,000	450,000
Repayments of notes	(100,000)	-	(100,000)
Stock issuance costs	(104,760)	-	-

Net cash provided by financing activities	5,893,556	309,000	350,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,705	14,357	18,002

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	348	2,058

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,705	$14,705	$20,060

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2008 and 2007
And for the Period November 10, 1999 (Date of Inception) to September 30, 2008
(UNAUDITED)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2008	2007

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$29,745	$135	$270

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

The financial statements are presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, and has elected not to measure any additional financial assets, liabilities or other items at fair value.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial statements.

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

Comprehensive Income
The Company follows SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

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

The Company is in the development stage at September 30, 2008. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents. Accordingly costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the nine months ended September 30, 2008, there were additional capitalized patent costs of $2,400 incurred. Amortization expense for patents was $2,729 and $8,138 for the three and nine months ended September 30, 2008 and $2,714 and $10,197 for the three and nine months ended September 30, 2007.

NOTE 4 – INCOME TAXES

As of January 1, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2008 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2008, and there was no accrual for uncertain tax positions as of September 30, 2008.

There is no income tax benefit for the losses for the nine months ended September 30, 2008 and 2007, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. On May 7, 2007, the due date of these notes was extended to August 31, 2008 and the interest rate increased to 12% during the extension period. As of September 30, 2008, these notes are unpaid. Purchasers of the notes were issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. In accordance with Emerging Issue Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the contingent beneficial conversion feature is not recognized unless the triggering event occurs and the contingency is resolved. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company.

As of December 31, 2006, the Company sold $800,000 principal amount of the notes and issued 8,000,000 warrants. In accordance with FAS 123(R), warrants were valued at $392,376 and recorded as deferred finance charges. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the convertible notes. The Company received $55,500 for the exercise of 5,550,000 of the warrants during 2006. Accrued interest at September 30, 2008 and December 31, 2007 amounted to $217,700 and $145,700.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes due August 31, 2008 (the “Notes”). Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured. In accordance with Emerging Issue Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, there is no intrinsic value to the embedded conversion option since the conversion price is higher than the fair value as determined by management. During 2007 the Company issued Notes payable under the private placement totaling $375,000. During 2008 the Company issued an additional $25,000 of the Notes payable to complete the private placement. The Notes are due on August 31, 2008 and bear interest at 10%. As of September 30, 2008, these Notes are unpaid. Accrued interest at September 30, 2008 and December 31, 2007 amounted to $48,542 and $18,542.

NOTE 7 – NOTES PAYABLE

During 2007, the Company issued $70,000 of unsecured notes payable, which are payable on demand and bear interest at the rate of 10%. During 2008, the Company issued an additional $284,000 of these unsecured notes payable. Accrued interest at September 30, 2008 and December 31, 2007 amounted to $26,250 and $10,250.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2008, there are 3,100,000 options that have been issued and exercised, 14,006,662 options that have been issued and are unexercised, and 893,338 options that are available to be issued under the Plan.

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

The Company issued Non-Statutory Stock Options pursuant to contractual agreements to non-employees. Options granted under the agreements are expensed when the related service or product is provided. For the three and nine months ended September 30, 2008, the Company expensed approximately $2,500 and $7,600 and for the three and nine months ended September 30, 2007, the Company expensed approximately $2,000 and $45,000 relative to non-employee options granted. As of September 30, 2008, there was approximately $4,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2009.

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2007:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	12,856,662	$.01 to $.28	$0.06

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, September 30, 2008	12,856,662	$.01 to $.28	$0.06

Exercisable, September 30, 2008	12,773,329	$.01 to $.28	$0.08

Weighted Average Remaining Life, Exercisable, September 30, 2008 (years)	4.4

A summary of incentive stock option transactions for employees since December 31, 2007 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	6,550,000	$.03 to $.28	$0.12

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, September 30, 2008	6,550,000	$.03 to $.28	$0.12

Exercisable, September 30, 2008	6,520,833	$.03 to $.28	$0.12

Weighted Average Remaining Life, Exercisable, September 30, 2008	3.8

LaserLock Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

Six shareholders of the Company hold $680,000 of the senior secured convertible notes payable, one shareholder holds $140,000 of the convertible notes payable and one shareholder holds $50,000 of the notes payable as of September 30, 2008.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $2,386 and $5,019 were incurred during the three and nine months ended September 30, 2008 and $1,080 and $3,275 were incurred during the three and nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, the Company had accrued salary to the President in the amount of $173,250 and $99,750.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

During the three and nine months ended September 30, 2008, the Company earned a substantial portion of its revenue from two customers and during the three and nine months ended September 30, 2007 the Company earned a substantial portion of its revenue from one customer. During the three and nine months ended September 30, 2008, revenue from those customers aggregated $3,645 and $34,069 and during the three and nine months ended September 30, 2007, revenue from those customers aggregated $61,604 and $291,420. At September 30, 2008 and 2007, amounts due from those customers included in trade accounts receivable were $30 and $13,933.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and notes thereto included herein and our audited financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In February 2006 we commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. Purchasers of notes were issued 10-year warrants exercisable into LaserLock’s equity securities at an exercise price of $0.01 per share. Additionally, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. The notes are secured by a first priority lien on all of the tangible and intangible personal property of LaserLock. The private placement relied upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder.  We completed the private placement on August 10, 2006. In total, we sold $800,000 of notes and issued warrants for the purchase of 8,000,000 shares of our common stock in the private placement. On May 7, 2007, we entered into an agreement with the holders of the notes whereby the parties extended the due date of the notes to August 31, 2008. Interest under the notes was increased to 12% during the extended period. These notes and interest thereon were not paid on August 31, 2008 and remain unpaid.

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

On November 2, 2006, we entered into an agreement with Athanor Capital Partners Limited, based in London, United Kingdom ("Athanor"), under which Athanor will act as a corporate advisor and broker to us. With Athanor's guidance, we intended to form a new holding company in the United Kingdom ("Newco") and raise up to $5,000,000 through the issuance of Newco's shares on the London Stock Exchange's AIM market ("AIM"). Under the terms of the agreement, Athanor would provide corporate finance advice and capital raising assistance to us in connection with a proposed application for the admission of Newco's shares to trade on the AIM. The proceeds of the offering would be used to complete the acquisition of the assets of Exaqt, including Exaqt’s patent portfolio, fund the global sales and marketing operations of the combined product lines, and exchange all outstanding shares of LaserLock for shares in Newco. On signing the agreement, we paid Athanor a $10,000 non-refundable fee and granted Athanor options to purchase 1,000,000 Common Shares at $.0001 per share. This option was promptly exercised. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the listing on AIM.

On February 28, 2007, we entered into a commercialization agreement with UTEK under which it will market on our behalf the non-security applications of our intellectual property. Upon execution of the agreement, we paid UTEK an initial fee of $5,000, which will be credited against future commissions payable to UTEK under the commercialization agreement. Commissions payable to UTEK are based on the net revenues of LaserLock attributable to licenses and/or sales of the non-security applications of our intellectual property during the term of the agreement. The agreement had an initial term of nine months, which would have been automatically extended in the event contact was made during the initial term with any prospective licensees or purchasers of the non-security applications of our intellectual property.

On March 9, 2007, we entered into a non-exclusive sales and marketing agreement with RCD Technologies Inc. (“RCD”). RCD is a security technology company, which specializes in RFID technology. During the initial six-month period of the agreement, RCD agreed to market the LaserLock technologies using its in-house sales force and to share the net revenues with LaserLock on a 50-50 basis. This agreement was not extended.

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

As of January 31, 2008 all of the Notes were sold to Nob Hill Capital Partners LP and Clydesdale Partners II, LLC. The Notes were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended, and Section 506 of Regulation D promulgated thereunder. These notes and interest thereon were not paid on August 31, 2008 and remain unpaid.

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

In addition to the above, in order to continue operations and implement our strategy, it will be necessary for us to raise additional capital and/or enter into strategic alliances or partnerships. There can be no assurances that such capital or strategic alliances or partnerships will be available and, if available, that we will be able to secure such capital or arrangements on acceptable terms.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2008 and September 30, 2007.

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

For the three months ended September 30, 2008, we had sales and royalty revenues of $7,135 as compared to $62,964 for the three months ending September 30, 2007. During the period, sales were $5,377 as compared to $36,784 for last year. Royalty revenues decreased to $1,758 from $26,180. The number of chips using our ink in 2008 was less than in the 2007 period resulting in lower sales and royalty income.

Our cost of sales was $547 for the three months ended September 30, 2008 as compared to $36,439 for the three months ended September 30, 2007. The total sales during the current period were not material enough to permit a realistic calculation of cost of sales.

Our research and development costs aggregated $4,298 for the three months ended September 30, 2008 as compared to $7,367 for the three months ended September 30, 2007, a decrease of $3,069. The decrease results principally from reduced development efforts in the current period as compared to the prior year.

There were no patent costs for either the three months ended September 30, 2008 or 2007. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $13,053 for the three months ended September 30, 2008 as compared to $21,464 for the three months ended September 30, 2007, a decrease of $8,411. Legal fees for the 2008 period were $6,553 as compared to $3,414 in the prior year. Accounting fees were $6,500 in the 2008 period as compared to $18,050 for the same period last year, a decrease of $11,550.

Our sales and marketing costs aggregated $69,195 for the three months ended September 30, 2008 as compared to $103,474 for the three months ended September 30, 2007, a decrease of $34,279. The reduction in the costs result primarily from lower costs for salaries and benefits of $12,000, reduced travel related costs of approximately $13,800 and lower other sales and marketing costs of approximately $8,500.

Our general and administrative costs aggregated $59,993 for the three months ended September 30, 2008 as compared to $68,569 for the three months ended September 30, 2007, a decrease of $8,576. The decrease is principally the result of reduced costs for salaries and benefits of $15,300 and consulting fees of $3,000 partially offset by increased costs for insurance of $4,600 and a reduction of bad debts expense in the 2007 period of $4,600 that did not exist in 2008.

Our interest expense for the three months ended September 30, 2008 was $43,222 as compared to $45,665 for the three months ended September 30, 2007. Accrued interest expense on the Company’s debt was $43,100 for the three months ended September 30, 2008 as compared to $33,550 for the 2007 period resulting from an increase in the average amount of notes outstanding during 2008 as compared to 2007. The amortization of the deferred finance charges related to the issuance of warrants related to the Notes was $11,156 for the three months ended September 30, 2007.

The net loss for the three months ended September 30, 2008 was $183,173 or $0.00 per share (rounded to the nearest $0.01). This compares to a net loss of $219,876 or $0.00 per share (rounded to the nearest $0.01) for the same period in 2007, a decrease in the net loss of $36,703. Included in the net loss for the 2008 period was $2,548 that represents the expense portion of the fair value of stock options issued compared to $30,596 in the 2007 period that also includes the fair value of warrants issued, a decrease of $28,048.

Comparison of the Nine-Month Periods Ended September 30, 2008 and September 30, 2007.

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

For the nine months ended September 30, 2008, we had sales and royalty revenues of $38,208 as compared to $307,506 for the nine months ending September 30, 2007. During the period, sales were $11,229 as compared to $227,183 for last year. Royalty revenues decreased to $26,979 from $80,323. The reduction in sales results from the use of our ink in casino chips during the 2007 period in a manner that required more ink per chip than in other periods. In addition, the number of chips using our ink in 2008 was less than in the 2007 period resulting in lower sales and royalty income.

Our cost of sales was $6,804 for the nine months ended September 30, 2008 as compared to $201,498 for the nine months ended September 30, 2007. For the 2007 period the costs were 88.7% of sales. The total sales during the current period were not material enough to permit a realistic calculation of cost of sales.

Our research and development costs aggregated $15,190 for the nine months ended September 30, 2008 as compared to $15,459 for the nine months ended September 30, 2007, a decrease of $269. The change in costs during the two periods was not meaningful.

Our patent costs for the nine months ended September 30, 2008 were $1,311 as compared to $900 during the nine month period ending September 30, 2007. This expense is the cost for maintaining the patents that have been issued to the Company.

Our legal and accounting costs aggregated $71,400 for the nine months ended September 30, 2008 as compared to $107,315 for the nine months ended September 30, 2007, a decrease of $35,915. Legal fees for the 2008 period decreased to $48,400 from $57,165 in the prior year. The decrease principally results from costs for legal work in the 2007 period in connection with the potential acquisition of Exaqt and listing on the London Stock Exchange’s AIM Market. In the first quarter of 2007 we elected not to pursue the acquisition of Exaqt and the AIM listing. Accounting fees were $23,000 in the 2008 period as compared to $50,150 for the same period last year, a decrease of $27,150.

Our sales and marketing costs aggregated $190,071 for the nine months ended September 30, 2008 as compared to $310,640 for the nine months ended September 30, 2007, a decrease of $120,569. The reduction in the costs result primarily from reduced charges for the issuance of stock options for marketing consultants of approximately $37,500, reduced travel related costs of approximately $41,500, lower salaries and related benefits of approximately $18,100, a $5,000 fee paid in 2007 to UTEK for a commercialization contract and most of the balance, reduced fees and costs paid to marketing consultants.

Our general and administrative costs aggregated $180,109 for the nine months ended September 30, 2008 as compared to $207,860 for the nine months ended September 30, 2007, a decrease of $27,751. The decrease is principally the result of lower costs in most expense categories for 2008 and a 2007 charge for bad debts of $12,900. Offsetting these reductions was an increase in insurance costs of $3,700.

Our interest expense for the nine months ended September 30, 2008 was $118,135 as compared to $224,606 for the nine months ended September 30, 2007. Accrued interest expense on the Company’s debt was $118,000 for the nine months ended September 30, 2008 as compared to $83,241 for the 2007 period resulting from an increase in the average amount of notes outstanding during 2008 as compared to 2007 and an increase in the interest rate from 10% to 12%. The amortization of the deferred finance charges for the issuance of warrants related to the Notes was $140,407 for the nine months ended September 30, 2007. There was no amortization charge in the 2008 period.

The net loss for the nine months ended September 30, 2008 was $544,809 or $0.01 per share (rounded to the nearest $0.01). This compares to a net loss of $759,760 or $0.01 per share (rounded to the nearest $0.01) for the same period in 2007, a decrease in the net loss of $214,951. Included in the net loss for the 2008 period was $7,644 that represents the expense portion of the fair value of stock options issued compared to $236,289 in the 2007 period that also includes the fair value of warrants issued, a decrease of $228,645.

Liquidity and Capital Resources

Our cash balance at September 30, 2008 of $14,705 was $14,357 more than the $348 as of December 31, 2007. Working capital at September 30, 2008 was negative $2,383,767, representing a decrease in working capital of $528,622 from the negative $1,855,145 at December 31, 2007. This decrease in working capital relates principally to the cash portion of our net loss for the nine months ended September 30, 2008.

Our cash flow from operations, since inception, has been and continues to be negative. We continue to attempt to solicit customers and expect to continue to expend funds in excess of our revenues in the near future. We have notes that were due August 31, 2008 that have not been paid, and we currently do not have available funds to pay them.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products, cost of filing, prosecuting, defending and enforcing any current and future patent claims and other intellectual property rights, competing technological and marketing of our products. In the event our plans change, our assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we could be required to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources in order to bring our products through to commercialization. We do not have any committed sources of additional financing, and there can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to surrender rights to certain of our technologies, product development projects, certain products or existing markets. Specifically, unless we are able to obtain additional funding and if we are unable to consummate sales, we may have to delay our anticipated marketing and delivery dates, scale back our third-party production capabilities or eliminate certain areas of further research and development. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Our actual research and development and related activities may vary significantly depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products and the availability of sufficient funds to achieve our goals. At this time we cannot project our cash expenditures on our research and development program for fiscal years 2008 or 2009. Our research and development plans are uncertain but may include the application of our product to additional materials, as well as improving our existing products in conjunction with client feedback and the commercialization of new products. The focus and direction of our operations also will be dependent upon the establishment of collaborative arrangements with other companies.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 4(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of November 10, 2008, our board of directors carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Norman Gardner, our president and chief executive officer. Based upon that evaluation, Mr. Gardner concluded that our disclosure controls and procedures are not effective based on material weaknesses identified by management as described in Management’s Report on Internal Control over Financial Reporting set forth in Item 7 of our Annual Report on Form 10-KSB for the period ended December 31, 2007.

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

LaserLock Technologies, Inc.
(Registrant)

Date: November 14, 2008	By:	/s/ Norman A. Gardner
Norman A. Gardner
President and CEO