Form 10-K
period 2011-12-31
LASERLOCK TECHNOLOGIES INC
filed 2012-07-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal years ended December 31, 2011, 2010, 2009 and 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

837 Lindy Lane Bala Cynwyd, PA 19004
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (610) 668-1952

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ or No ☑

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ or No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No

☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $$2,856,272 as of June 30, 2012 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

     The registrant had 145,144,603 shares of common stock outstanding as of the close of business on July 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

LASERLOCK TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2011, 2010, 2009 and 2008

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth described in “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.   BUSINESS.

General Development

LaserLock Technologies, Inc. was incorporated in Nevada on November 10, 1999.  Our principal offices are located at 837 Lindy Lane, Bala Cynwyd, PA 19004 and our telephone number is (610) 668-1952.

We are a development stage company.

Following initial development and commercialization, the Company invested in developing new proprietary color shifting inks that it believed would allow it to penetrate broader markets and result in increased revenues. During the past eight years, the Company has refined its technologies and their applications, and now has what it believes to be one of the most cost effective and efficient authentication technologies available. Its most recent technology takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in numerous potential new applications ranging from credit cards to drivers licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates the Company’s technology cannot be copied and/or reproduced on a color copier or color scanner.

Overview

We are a technology development company that delivers product and document authentication and security. We plan to develop and market technologies in a variety of applications in the security fields.

We believe that the technologies we own will have applications in various aspects of corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver's licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

We have filed a total of five patent applications relating to our technology, which have all been issued. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today's printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes.

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

We believe that our document authentication technologies may be useful to businesses desiring to authenticate a wide variety of printed materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) an inkjet ink technology, which allows invisible codes to be printed, and (3) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because, in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a "second" rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit. Other possible variations of our laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers' checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner, which permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

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

Industry Background

The U.S. is projected to remain the largest single consumer of security services and products in the world. One of the most important new areas of expansion is in the area of authentication, that is the act of confirming that some object--be it currency, passports, casino chips, credit cards, stock certificates, pharmaceuticals, stamps, identification cards or lottery tickets, to name just a few examples--is real and not a forgery.

With the advent of the digital age, including the color copier and other new technologies and templates available on the web, thieves and forgers have been able to make near identical copies of almost any printed item which has resulted in major financial losses to business and, importantly has compromised security at critical installations.

One particular problem is that criminal and civil penalties for forgery, fraud, and counterfeiting are relatively light and many of those engaging in such activities are overseas and far from the reach of U.S. law enforcement. Thus, the affected industries have little choice other than to make their products more formidable, often with multiple layers of defense, adopting what is known as multifactor authentication strategies.

While some currency and credit cards have introduced holograms, seals, and embedded strips in order to add a level of protection, most such methodologies are expensive and, in some cases, time-consuming in the production process. In other instances, such as when printing cigarette tax stamps or hundreds of millions of pieces used in a popular restaurant chain's contest gamepieces, the authentication process must be extremely inexpensive and easy to use or it will be rejected. There is no commercially fiscal way, for example, that a hologram, costing around five cents a copy, can be introduced to verify tax stamps. More than half the national currencies in the world, moreover, lack even one layer of protection and can easily be counterfeited.

Authentication Industry Overview

Currency, passports, ID cards and other high-value documents have historically been subject to counterfeiting and forgery and continue to be today. In the last 15 years, the counterfeiting of goods has increased significantly on a global basis and has become a major threat to brand owners in most industries. Major brands, whether national or multinational, are being systematically attacked by sophisticated criminals and terrorists. Furthermore, counterfeiting and forgery have filtered down to the level of lone criminals due to the availability of digital scanning and copying technologies.

Losses by companies and governments from counterfeiting and diversion range from $500 billion to as high as $1 trillion annually. The International Anti-Counterfeiting Coalition (IACC) estimates losses of over $600 billion in 2010, up from $150 billion in 2008.

According to the 2012 Special 301 report prepared and released by USTR Ambassador Mark Kirk, “Another notable trend involves shipping counterfeit products separately from labels and packaging to evade enforcement efforts. For example, infringers in Russia reportedly import unbranded products, package these products with unauthorized packaging materials bearing the right holder's trademarks, and subsequently export the products to various countries."

The industry is segmented into four general categories:

1.	Optical technologies - use of light, ie. Holograms
2.	Electronic - magnetic strips and smart cards
3.	Biotechnologies - uses characteristics of biological proteins such as antibodies, enzymes and DNA, and
4.	Chemical technologies - include photochromic (or light-reactive) and thermochromic (or heat-reactive) inks.

We operate in the chemical technologies and security ink sectors of the industry. Products in this industry, when exposed to either heat or light change color, and when exposed again the color reverts to the original. Generally the effect is reversible as often as required. Inks have also been developed that are invisible to the human eye but which can be read by bar-code scanners. These have been used in the fragrance and pharmaceutical industries to authenticate products. Other reactive inks change color when brought into contact with specific substances, for example ink from a felt-tipped pen.

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

In April 2010 the United States Government Accountability Office (“GAO”) issued a report to Congress entitled, “INTELLECTUAL PROPERTY Observations on Efforts to Quantify the Economic Effects of Counterfeit and Pirated Goods.” In that report the GAO estimated that the total economic value of Intellectual Property seizures by Customs and Border Protection (“CBP”) during 2004 to 2009 was $1.12 billion. This was only based on imported goods and not goods produced in the United States.

The Opportunity

As counterfeiting continues to increase and losses to manufacturers, and others having their intellectual property rights compromised, continue to escalate, we believe that those entities will seek better technologies to minimize their exposure. These technologies, however, must also be cost effective.

Our Solution

In the area of document and product authentication and serialization, we offer the following products:

1. RainbowSecure

2. LaserXpose

3. InkJetSecure

4. SecurDox

5. SecureLight

RainbowSecure™ Technology. This was the Company's first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. It has been widely accepted in the gaming industry where the technology is used by casinos to protect their chips, dice, and playing cards from fraud. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure™ is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, and are not interested in outside public verification. The technology is also appropriate for anti-counterfeit protection of tags and labels in the apparel industry, where it can be applied to a variety of different materials.

LaserXpose™ Technology. This is an innovative patented technology which combines overt and covert anti-counterfeiting technology in one printing ink. It offers customers the ability to have two layers of security within a product while not having to disclose the covert feature if desired. It also is easily applied on most commercial printing presses.

InkJetSecure™ Technology. This technology involves an innovative method for coating pigments so that they can be used in high speed continuous inkjet printers without clogging the submicron nozzles of the printers. The application for InkJetSecure™ is to invisibly mark and track individual products through the distribution chain where products are often illegally diverted. The technology is utilized in combination with proprietary tracking software.

SecurDox. The market for "Security on Demand" printing of documents with SecurDox on a standard desktop inkjet printer is large and growing. The Company's patent for aqueous ink, which was issued in 2004, enables the printing of selective information invisibly on a desktop bubblejet printer, using a water-based secure inkjet cartridge. The information can then be activated on-demand.

SecureLight™ Technology. Following the development and commercialization of LaserLock, the company invested in developing new proprietary color shifting inks that could penetrate broader markets and result in far greater revenues. During the past eight years, LaserLock has refined its technologies and their applications, and now has what is believed to be the easiest, most cost effective and efficient authentication technologies available in the world today. Its most recent technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to drivers licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates SecureLight™ ink cannot be copied and/or reproduced on a color copier or color scanner.

Our Technology

We have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as through the sale of inks.

Our Intellectual Property

Intellectual property is important to our business.  Our current patent portfolio consists of five granted patents (one granted in 2002, two granted in 2004, one granted in 2005 and one granted in 2011). We believe that some of the patents that have been granted may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of the patents related to the five inventions are described above.

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

In October 2010, the Company filed suit in the Western District of Pennsylvania, alleging that a company had infringed on one of the Company’s patents in the manufacture of game pieces. On June 4, 2012 both companies filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations.

Research and Development

We have been involved in research and development, or R&D, since our inception and intend to continue our R&D activities, funds permitting. We hope to expand our technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2011, we incurred costs of $862,372 on R&D. For the years ended December 31, 2011, 2010, 2009 and 2008, we incurred costs of $9,081, $10,553, $17,943, and

$17,065.

Our Revenue Model

We believe that a primary reason for our lack of revenue is our lack of funds to create a marketing program that effectively reaches potential customers in the security industry. In developing our most recent marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as through the sale of inks.

According to the Bureau of Engraving and Printing (“Bureau”), the color pigment market is estimated to be worth $2.6 billion per year, of which the color-shifting segment is valued at someplace between $55 million and $235 million annually, and this is based on a relatively limited number of products and applications. A more realistic estimate suggests that the color shifting pigment market will be worth several billion dollars a year within ten years, predicated on anticipated new security applications and demand for greater low-cost counterfeiting protection.

Currently the Bureau of Engraving and Printing produces 38.0 million notes per day valued at $545 million (or 9.8 billion notes annually). If the Company were to be part of the printing and security process of the $100 bill (which is the most counterfeited bill) at $ .003 for each piece of currency then the cost to the Bureau would be approximately $8.6 million annually. If the Company were to provide security for the American currency, at $.003, then the cost to the Bureau would be approximately $29.4 million annually. At a one cent royalty, the cost to the Bureau would be approximately $98.0 million annually.

A hologram, by contrast, costs approximately 5 cents, or more than 17 times as much. Similarly, security threads, seals, and other methodologies for protecting currency are all more expensive than color shifting inks. In the US there are more than 650 million credit cards as well as 488 million debit cards, many of which currently have holograms embedded in them. Should Visa and MasterCard use the Company's product instead of a 5 cent hologram, and a one-cent royalty were obtained, instead of $.003, the cost to Visa and MasterCard would be approximately $11.4 million annually.

Sales and Marketing Strategy

We plan to direct our sales and marketing strategy at multiple target groups as follows:

1.	Documents of Value
a.	Currency,
b.	Stock certificates and bonds,
c.	Event tickets, and
d.	Lottery tickets.
2.	Homeland Security
a.	Container seals,
b.	Pallet security,
c.	Passports,
d.	ID cards,
e.	Driver licenses, and
f.	Visas.
3.	Consumer Product Security
a.	Tax stamps,
b.	CDs/DVDs,
c.	Apparel tags and labels,
d.	Pharmaceuticals,
e.	Tobacco,
f.	Alcohol,
g.	Auto parts,
h.	Aviation parts, and
i.	Any other packaging requirements.

1.	Gaming
a.	Chips,
b.	Dice,
c.	Playing cards,
d.	E-proms/critical memory devices, and
e.	Slot tickets.
2.	Product Diversion Tracking
a.	Fragrances,
b.	Apparel/licensed merchandise,
c.	Cosmetics,
d.	Pharmaceuticals, and
e.	Watches and jewelry.
3.	Financial Services and Products
a.	Credit cards,
b.	Bank checks, and
c.	Financial documents/promissory notes

We plan for our sales and marketing strategy to include an outreach program and sales programs that tailor the product to the governmental body or merchant, as well as key partnerships with authorities and merchants whose products or audiences can be complementary to our own.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature 25-year old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies. This is due to the fact that security printing for currency production, for example, began in Europe over a century ago and has resulted in the establishment of old-line security printers who have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated, overt and covert, security technologies. Competitors can be segregated into the groupings below:

1.	Security Ink Manufacturers. These are generally well-established companies such as SICPA and Sun Chemical, whose core business is printing inks;

2.	System Integrators. These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer's specific needs and requirements. The companies in this space include 3M, DuPont, Honeywell, and Avery Dennison;

3.	System Consultancy Groups. These companies offer a range of technologies from several different providers and tailor specific solutions to end-users;

4.	Traditional Authentication Technology Providers. These purveyors include American Banknote Holographics, and Digimarc, which provide holograms and digital watermarking, respectively;

5.	Product Diversion Tracking Providers. Next-Generation Technology Providers LLC falls into this group, along with several companies such as Authentix, DNA Technologies, and Identif, which provide on-product and in-product tagging technologies; and,

6.	Traditional Security Printers. Traditional security printers such as Thomas de la Rue and Portals whose core products are printing the world’s currencies.

To compete effectively, we expect that we will need to expend significant resources in technology and marketing. Each of our competitors has substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively, if at all.

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

Government Regulation

We are not currently aware of any regulations affecting our products; however, our technology is dependent upon an ink-based product. Therefore, it is possible that our products will be subject to environmental regulations in the future.

Employees

As of December 31, 2011 and July 13, 2012, we had one employee. We are using part time consultants to assist us with our marketing and sales strategy, marketing, financial planning and finance, R & D, technical assistance and distribution services. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employee and consultants are good.

ITEM 1A.  RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located in approximately 1000 square feet in space owned by the Company president at 837 Lindy Lane, Bala Cynwyd, Pennsylvania, 19004.

ITEM 3.  LEGAL PROCEEDINGS.

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on Pink OTC Markets, Inc. under the trading symbol “LLTI.PK”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by Pink OTC Markets, Inc.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$0.01	$0.005
Quarter ended June 30, 2011	$0.05	$0.0075
Quarter ended September 30, 2011	$0.07	$0.025
Quarter ended December 31, 2011	$0.16	$.0299

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$0.03	$0.01
Quarter ended June 30, 2010	$0.03	$0.008
Quarter ended September 30, 2010	$0.01	$0.008
Quarter ended December 31, 2010	$0.015	$0.004

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$0.01	$0.0007
Quarter ended June 30, 2009	$0.004	$0.001
Quarter ended September 30, 2009	$0.02	$0.002
Quarter ended December 31, 2009	$0.03	$0.002

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$0.015	$0.006
Quarter ended June 30, 2008	$0.019	$0.007
Quarter ended September 30, 2008	$0.015	$0.007
Quarter ended December 31, 2008	$0.011	$0.0007

Common Stockholders

As of July 13, 2012, our shares of Common Stock were held by 77 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	13,625,996	$.02	1,274,004

Equity compensation plans not approved by security holders	700,000	-	-

Total:	14,325,996	$.01	1,274,004

2003 Stock Option Plan

We adopted our 2003 Stock Option Plan as of December 17, 2003 (the “Plan”). Awards  may be made under the Plan for up to 18,000,000 shares of our common stock in the form of stock  options or deferred stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our board of directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant (except for incentive stock options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted).  Unless otherwise determined by the board, awards may not be transferred except by will or the laws of descent and distribution.  The board has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination  or other change in employment or other status of any participant in the Plan.

Upon the occurrence of a "Change in Control", as defined in the Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.  As of the date of this report, we have issued options under the Plan to purchase 13,425,996 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various of factors. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

We were incorporated in Nevada in November 1999. We are a technology development company that delivers product and document authentication and security. We plan to develop and market technologies in a variety of applications in the security fields.

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

We have filed a total of five patent applications relating to our technology, which have all been issued. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today's printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications and we are attempting to commercialize these opportunities.

Strategic Outlook

We believe that the security and authentication industries will continue to grow over time, especially as counterfeiting becomes easier with advances in technology. Within the market, we intend provide our products to government bodies, and merchants in the consumer products, gaming and financial services industries.

Sustained spending on technology, our ability to raise additional financing, and the continued growth of the security and authentication markets are all external conditions that may affect our ability to execute our business plan. In addition, certain potential customers may view our small size and limited financial resources as a negative even if they prefer our products to those of our competitors.

Our primary strategic objective over the next 12-24 months is to successfully market our products and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years. We plan to achieve this objective through a targeted marketing program. As we grow, we intend to hire professionals to develop new products and market our products.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our products. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the development stage, particularly given that we operate in rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

The following discussion analyzes our results of operations for the years ended December 31, 2011 and 2010. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2011 and 2010, we generated revenues of $8,884 and $53,722.  Our net loss decreased $56,728 to $665,113 for the year ended December 31, 2011 compared to $721,841for the year ended December 31, 2010, as a result of decreased expenses as further described below.

Research and Development

Research and development expenses decreased $1,472 to $9,081 for the year ended December 31, 2011 from $10,553 for the year ended December 31, 2010.  The decrease was due to the cash conservation efforts of the Company.

Legal and Accounting

Legal and accounting fees increased $32,222 to $71,847 for the year ended December 31, 2011 from $39,625 for the year ended December 31, 2010.  The professional fees were for legal, accounting and other professional services, primarily related to a patent infringement lawsuit.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2011 were $257,377 as compared to $226,400 for the year ended December 31, 2010, an increase of $30,977.   These expenses consisted largely of expenses associated with marketing the new technology associated with the SecureLight patent issued in 2011.

General and Administrative Expenses

General and administrative expenses were $198,034 for the year ended December 31, 2011 compared to $250,117 for the year ended December 31, 2010, a decrease of $52,083.  The decrease is primarily attributable to a decrease in consulting fees of $88,600, and increases in insurance expenses of $25,900, and payroll expenses of $15,700, and net decreases in other expenses of $5,100. The reduction in consulting fees was a result of the discontinuance of certain consulting agreements and a non-cash based stock issuance in the year ended December 31, 2010. The increase in payroll expense in the year ended December 31, 2011 was a result of a non-cash based stock issuance.

Interest Expense

During the year ended December 31, 2011, we incurred interest expense of $321,586, as compared to $248,077 for the year ended December 31, 2010, an increase of $73,509.  The increase in interest expense directly correlates to the increase in notes payable incurred during the year ended December 31, 2010.

Gain on Debt Forgiveness

During the year ended December 31, 2011, we received a benefit of $184,242 in debt forgiveness, as compared to $0 for the year ended December 31, 2010, an increase of $184,242. This was the result of management’s negotiation with a vendor to forgive amounts due to that vendor.

Comparison of the Years Ended December 31, 2010 and 2009

The following discussion analyzes our results of operations for the years ended December 31, 2010 and 2009. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2010 and 2009, we generated revenues of $53,722 and $19,004.  Our net loss increased $26,931 to $721,841 for the year ended December 31, 2010 compared to $694,910 for the year ended December 31, 2009, as a result of increased expenses as further described below.

Research and Development

Research and development expenses decreased $7,390 to $10,553 for the year ended December 31, 2010 from $17,943 for the year ended December 31, 2009.  The decrease was due to the cash conservation efforts of the Company.

Legal and Accounting

Legal and accounting fees decreased $9,921 to $39,625 for the year ended December 31, 2010 from $49,546 for the year ended December 31, 2009.  The professional fees were for legal, accounting and other professional services.

The reduction in these expenses was a result of cost conservation measures implemented by management.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2010 were $226,400 as compared to $192,123 for the year ended December 31, 2009, an increase of $34,277.   These expenses were generated largely in conjunction with obtaining additional financing.

General and Administrative Expenses

General and administrative expenses were $250,117 for the year ended December 31, 2010 compared to $262,830 for the year ended December 31, 2009, a decrease of $12,713.  The decrease is primarily attributable to decreases in consulting fees of $40,700, and in insurance expenses of $6,100, and an increase in payroll expenses of $32,000 and net increases in other expenses of $2,100. The reduction in consulting fees was a result of the discontinuance of certain consulting agreements during the year ended December 31, 2010 and non-cash based stock issuances in the year ended December 31, 2009. The increase in payroll expense in the year ended December 31, 2010 was a result of a non-cash based stock issuance to the Company’s Chief Executive Officer.

Interest Expense

During the year ended December 31, 2010, we incurred interest expense of $248,077 as compared to $186,247 for the year ended December 31, 2009, an increase of $61,830.  The increase in interest expense directly correlates to the increase in notes payable incurred during the year ended December 31, 2010.

Comparison of the Years Ended December 31, 2009 and 2008

The following discussion analyzes our results of operations for the years ended December 31, 2009 and 2008. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2009 and 2008, we generated revenues of $19,004 and 64,836.  Our net loss decreased $236,428 to $694,910 for the year ended December 31, 2009 compared to $931,338 for the year ended December 31, 2008, as a result of decreased expenses as further described below.

Research and Development

Research and development expenses were relatively consistent with the prior year, increasing $878 to $17,943 for the year ended December 31, 2009 from $17,065 for the year ended December 31, 2008.

Legal and Accounting

Legal and accounting fees decreased $37,331 to $49,546 for the year ended December 31, 2009 from $86,877 for the year ended December 31, 2008.  The professional fees were for legal, accounting and other professional services and decreased as a result of the Company ceasing its 1934 Act filings with the Securities and Exchange Commission after the filing of its form 10-Q for the quarter ended September 30, 2008.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2009 were $192,123 as compared to $209,775 for the year ended December 31, 2008, a decrease of $17,652.   These expenses were reduced as part of the Company’s cash conservation efforts.

General and Administrative Expenses

General and administrative expenses were $262,830 for the year ended December 31, 2009 compared to $251,691 for the year ended December 31, 2008, an increase of $11,139.  The increase is primarily attributable to increases in consulting fees of $65,200, and decreases in insurance expenses of $18,100 and payroll expenses of $34,400 and net decreases in other expenses of $1,600. The increase in consulting fees was a result of reductions in payroll expenses requiring more consultants and non-cash stock based compensation issued in the year ended December 31, 2009.

Interest Expense

During the year ended December 31, 2009, we incurred interest expense of $186,427 as compared to $408,243 for the year ended December 31, 2008, an increase of $221,816.  The decrease in interest expense Relates primarily to the reduction of accreted interest on a beneficial conversion of option, which occurred in 2008 amounting to approximately $248,000 as well as the conversion of debt and interest into common stock during the year ended December 31, 2009.

Liquidity and Capital Resources

As of the date of this report, we had cash resources of approximately $141,000.

Net cash used in operating activities decreased $55,610 to $(313,885) for the year ended December 31, 2011 as compared to $(369,495) for the year ended December 31, 2010.  The increase related primarily to the net loss from operations, which was a result of cash conservation measures performed by Company in the administrative area.

Net cash used in investing activities was $(3,577) for the year ended December 31, 2011 as compared to $(2,500) for the year ended December 31, 2010 an increase of $1,077.  The increase in cash used is attributable to patent costs associated with the five patents.

Net cash provided by financing activities decreased $130,795 to $293,705 for the year ended December 31, 2011 from $424,500 for the year ended December 31, 2010.  The cash provided for the year ended December 31, 2011 consisted of proceeds from the issuance of equity securities and proceeds from the exercise of options and the cash provided for the year ended December 31, 2010 consisted of the issuance of debt securities.

Net cash used in operating activities increased $98,461 to $(369,495) for the year ended December 31, 2010 as compared to $(271,034) for the year ended December 31, 2009.  The increase related primarily to the net loss from operations and prepaid legal fees to begin the lawsuit offset by non-cash stock based compensation and non-cash deferred finance charges on debt and debt discounts.

Net cash used in investing activities was $(2,500) for the year ended December 31, 2010 as compared to $(1,806) for the year ended December 31, 2009 an increase of $694.  The increase in cash used is attributable to patent costs associated with the five patents.

Net cash provided by financing activities increased $128,500 to $424,500 for the year ended December 31, 2010 from $296,000 for the year ended December 31, 2009.  The cash provided for the year ended December 31, 2010 and 2009 consisted of proceeds from the issuance of debt securities.

Net cash used in operating activities decreased $95,482 to $(271,034) for the year ended December 31, 2009 as compared to $(366,516) for the year ended December 31, 2008.  The decrease related primarily to the net loss from operation offset by common stock issued for accrued interest and for services.

Net cash used in investing activities was $(1,806) for the year ended December 31, 2009 as compared to $(5,667) for the year ended December 31, 2008 a decrease of $3,861.  The decrease in cash used is attributable to patent costs associated with the five patents.

Net cash provided by financing activities decreased $78,000 to $296,000 for the year ended December 31, 2009 from $373,500 for the year ended December 31, 2008.  The cash provided for the year ended December 31, 2009 and 2008 consisted of proceeds from the issuance of debt securities.

The Company is in the development stage. During the years ended December 31, 2011, 2010, 2009 and 2008, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and a significantly reduced sales and marketing program.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous three years.

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain of our shareholders and other accredited investors. On May 7, 2007, the due date of these notes was extended to August 31, 2008 and the interest rate increased to 12% during the extension period. As of December 31, 2011, 2010, 2009, and 2008, $781,500, $800,000, $800,000 and $800,000 of these notes were unpaid. Purchasers of the notes were issued 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Accrued interest at December 31, 2011, 2010, 2009 and 2008 amounted to $521,665, $433,800, 337,800 and $241,700. During June 2011, the Company paid $18,500 in principal on the notes and the notes were extended until September 30, 2015 with the interest rate being reduced to 10%.

During 2007, the Company issued $70,000 of unsecured notes payable, which are payable on demand and bear interest at the rate of 10%. During 2011, 2010, 2009 and 2008, the Company issued an additional $0, $61,500, $134,000 and $348,500 of these unsecured notes payable. The Company repaid $15,000, $20,000, $18,000 and $0 of these notes during 2011, 2010, 2009 and 2008. As of December 31, 2011, 2010, 2009 and 2008, accrued interest on these notes payable amounted to $265,369, $194,602, $123,227, $94,669. During June 2011, the due date of these notes was extended to September 30, 2015.

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold .5 units, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. In June 2011, $150,000 of the 8% Series A Notes Payable and the associated 6 million warrants were extended to September 30, 2015. During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.  Accrued interest on the 8% Series A Notes Payable at December 31, 2011, 2010, and 2009 amounted to $36,667, $22,583, $3,000.

On September 2, 2010, the Company issued $100,000 in 25% Debenture Loans that mature two years from the date of issuance in order to finance a lawsuit. In the fourth quarter of 2010, the Company issued $300,000 of the 25% Debenture Loans. In addition to the base interest of 25% per annum interest, accruing to maturity the lenders are entitled to Bonus Interest equal to the following:

a.	First monies realized by the Company from its share of the net proceeds of the lawsuit shall be allocated and paid to the Lender until the principal and base interest accruing has been fully paid.
b.	The next monies from the net proceeds of the litigation settlement will be paid to the Company to reimburse for out-of-pocket legal costs related to the lawsuit.
c.	The next $825,000 of proceeds will be split 50%/50% between the Company and the Lenders.
d.	The next $1 million realized by the Company shall be allocated 90% to the Company and 10% to the Lenders.
e.	The next $1 million realized by Company shall be allocated 85% to Company and 15% to Lenders.
f.	All remaining proceeds realized by Company shall be allocated 80% to Company and 20% to Lenders.

The Company paid commissions of $9,000 in the third quarter of 2010 and $25,500 in the fourth quarter of 2010. Accrued interest on the Debenture Loans at December 31, 2011 and 2010 amounted to $125,521, and 25,521.

On April 28, 2011, the Company purchased 17,795,903 shares of the Company’s outstanding common stock for $17,796 and placed them in the treasury.

On May 25, 2011, the Company sold 15.5 million shares of the Company’s stock to an investor pursuant to a private placement for $400,000.

 On June 24, 2011, an investor exercised a warrant to purchase 1 million shares of the Company’s common stock, which raised $10,000 for the Company.

Since our inception, we have focused on developing and implementing our business plan.   Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities. There is no assurance that we will raise sufficient capital in order to meet our goals of implementing a sales and marketing effort to introduce the products.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We intend to raise such financing through private placements and/or the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital in order to complete the marketing program for our products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if our products are marketed effectively, that we will generate revenues sufficient to fund our operations.  In either situation, we may not be able to continue our operations and our business might fail.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718,  Compensation—Stock Compensation   (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

We account for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees   (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer.  Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2012, on April 27, 2012, the Company dismissed Morison Cogen LLP (“Morison Cogen”) and engaged Asher & Company, Ltd (“Asher”) as its independent registered public accounting firm. The dismissal has been approved by the Board of Directors of the Company. There were no disagreements with Morison Cogen, however, the Company was notified by Morison Cogen, that in Morison Cogen’s view internal controls necessary to develop reliable financial statements did not exist.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2011, 2010, 2009 and 2008 our disclosure controls and procedures was not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011, 2010, 2009 and 2008 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011, 2010, 2009 and 2008 because of the material weakness described below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

This report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 through December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Norman A. Gardner	69	Chairman of the Board of Directors, Chief Executive Officer, and President
Michael J. Prevot	57	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: security industry experience, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

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

Committees

Our board of directors has not created a separately-designated audit committee, compensation committee or any other committee. Accordingly, our full board of directors serves as our committees, including our audit committee.  As of the date of this annual report, we have one employee and have not generated significant revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Ethics

We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.  We have not adopted a code of ethics because we have been focusing our efforts on the development of our business plan.  We intend to adopt a code of ethics promptly after additional independent directors are appointed to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, who is the Company’s only executive officer, the “Named Executive Officer”, during the years ended December 31, 2011, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation (3)($)	Total ($)
Norman A. Gardner (2) President & CEO	2011 2010 2009 2008	180,000 180,000 180,000 180,000	40,946 - - 15,602	35,880 30,922 32,830 28,258	256,826 210,922 212,830 223,860

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of our Consolidated Financial Statements.
(2)	Mr. Gardner was appointed as our President and Chief Executive Officer on November 10, 1999.
(3)	Company car, insurance, occupancy costs and expenses.

Outstanding Equity Awards At December 31, 2011

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2011.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration Date
Norman A. Gardner	5,490,000	-	$.00125	5/9/2021

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

We currently have a five-year employment agreement in place with our president and chief executive officer, Norman A. Gardner, dated November 5, 2003, which was extended another five years in 2008. Pursuant to the terms of the employment agreement, Mr. Gardner is entitled to receive (a) $180,000 annual base salary payable in semi-monthly installments for the years ended December 31, 2008 through 2013. In addition to his base salary, Mr. Gardner is eligible to receive a bonus not to exceed $125,000 in any year during the five-year employment period within which our net income (before taxes) exceeds $350,000 as well as a car allowance of up to $2,000 per month.

Option Issuance

On May 9, 2011, the President of the Company agreed to return to the Company an option to purchase 2.5 million shares of the Company’s common stock at an exercise price of $.03 and an option to purchase 3.6 million shares of the Company’s common stock at an exercise price of $.01 per share. On the same day, the Company agreed to issue to the President of the Company an option to purchase 5,490,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2003 Stock Option Plan” above.

Director Compensation

Name		Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Michael J.Prevot (2)	2011	-	6,712	6,712
	2010	-	-	-
	2009	-	-	-
	2008	-	3,250	3,250

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of our Consolidated Financial Statements.
(2)	As of December 31, 2011, Mr. Prevot held options to purchase an aggregate of 900,000 shares of our common stock.

 Narrative Disclosure to Directors Compensation Table

We did not pay an annual fee to any of our directors during 2011.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND   DIRECTORS

The following table sets forth, as of July 13, 2012, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of July 13, 2012 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o LaserLock, Inc., 837 Lindy Lane, Bala Cynwyd, PA 19004.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percentage of Class
5% Beneficial Owners
Robert L. Bast 110 Spruce Lane Ambler, PA 19002	15,500,000(2)	10.23%
California Securities SA 60 West Randolph Street, Suite 200 Chicago, IL 60601	18,711,236 (3)	12.35%
Clydesdale Partners II LLC 201 Spear Street, Suite 1150 San Francisco, CA 94105	47,297,500(4)	31.21%

Executive Officers and Directors

Norman A. Gardner	19,421,339(5)	12.82%
Michael Prevot	3,000,000(6)	*%
All officers and directors as a group (2 people)	22,421,339	14.80%

*Less than 1 percent

(1)  This table has been prepared based on 145,144,603 shares of our common stock outstanding on July 13, 2012.

(2)  Consists of 15,500,000 shares of common stock.

(3) Consists of 18,711,236 shares of common stock.

(4)  Consists of 43,875,000 shares of common stock and 3,422,500 shares of PFK Acquisition Group II LLC, which is under common control.

(5)  Consists of 13,931,339 shares of common stock, and 5,490,000 shares underlying options exercisable at $.00125 per share.

(6)  Consists of 2,100,000 shares of common stock and 900,000 shares underlying options exercisable at $.00125 per share.

Transfer Agent

Our Transfer Agent is Interwest Transfer Company, Inc. and their address and phone number are 1981 Murray Holladay Road, #100, Salt Lake City, UT 84117; (801) 272-9294.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Norman A. Gardner, the chairman of our board of directors and chief executive officer.

At December 31, 2011, 2010, 2009 and 2008, five shareholders of the Company held $577,500, $579,000, $579,000 and $579,000, respectively, of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2011, 2010 and 2009.  Two shareholders held $400,000 of convertible notes payable as of December 31, 2008.

At December 31, 2011, 2010, 2009, two shareholders of the Company held $636,500, $651,500, and $612,500, respectively, of unsecured notes payable.  At December 31, 2008, one shareholder held $368,500 of unsecured notes payable.

The Company maintains its office at the home of its President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $13,220, $8,972, $9,658, and $5,687 were incurred during the years ended December 31, 2011, 2010, 2009 and 2008.

At December 31, 2011, the Company had accrued salary to the President in the amount of $208,514.

We have entered an employment agreement with Mr. Gardner.  We have issued options to him, which awards are described in more detail under “Item 11.  Executive Compensation” of this report.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  We believe that Michael J. Prevot qualifies as an “independent director” pursuant to such rules.  Our board of directors has not created separately-designated standing committees.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2011, 2010, 2009 and 2008 were $55,000, $0, $0, and $22,000, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2011, 2010, 2009 and 2008.

Tax Fees

During the fiscal years ended December 31, 2011, 2010, 2009 and 2008 there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2011, 2010, 2009 and 2008 there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 The following exhibits are filed as part of this report.

3.1	Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

10.1	Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).
10.2	Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).
10.3	Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference).
10.4	Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S.A., dated October 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).
10.5	Regulations S Stock Purchase Agreement, dated March 10, 2004, by and between the Company and California Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004 and incorporated herein by reference).
10.6	Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.7	Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.8	Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.9	Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.10	Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.11	Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.12	Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.13	Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).
10.14	Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3, 2006 in consideration for services provided to the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference).
10.15	LaserLock Technologies, Inc. 2003 Stock Option Plan adopted on December 19, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).
10.16	Option Agreement, dated as of March 23, 2012, between the Company and Gaming Partners International Corporation (filed herewith).
23.1	Consent of Asher & Company, Ltd. (filed herewith).
31.1	Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2012.

LaserLock Technologies, Inc.

By:	/s/ Norman A. Gardner
Norman A. Gardner, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman A. Gardner	Chairman of the Board, Chief Executive Officer and President	July 13, 2012

Signature	Title	Date

/s/ Michael J. Prevot	Director	July 13, 2012

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2011, 2010, 2009 and 2008

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LaserLock Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and its Subsidiary (a development stage company) (the Company) as of December 31, 2011, 2010, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the four-year period ended December 31, 2011 and for the period from November 10, 1999 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements as of and for the year ended December 31, 2007, and for the period November 10, 1999 (date of inception) through December 31, 2007 were audited by other auditors whose report, dated April 14, 2008, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern. As disclosed in Note 3 to the consolidated financial statements, subsequent to April 14, 2008, management determined that a beneficial conversion feature related to its issuance of convertible notes payable in 2007 was not recorded in the Company’s consolidated financial statements as of and for the year ended December 31, 2007. Accordingly, an adjustment has been made to additional paid-in capital and deficit accumulated during the development stage in the consolidated statement of changes in stockholders’ equity (deficit) as of January 1, 2008 to properly record the impact of the beneficial conversion feature. The other auditors reported on the consolidated financial statements before this adjustment.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and its Subsidiary (a development stage company) as of December 31, 2011, 2010, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the four-year period ended December 31, 2011 and for the period November 10, 1999 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also audited the prior period adjustment to the consolidated financial statements to reflect the recognition of a beneficial conversion feature on the Company’s 2007 convertible debt issuance as described in Note 3. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review or apply any procedures to the Company’s consolidated financial statements as of December 31, 2007, and for the period November 10, 1999 (date of inception) through December 31, 2007 other than with respect to the adjustment and, accordingly, we do not express an opinion or any form of assurance on the consolidated financial statements as of December 31, 2007, and for the period November 10, 1999 (date of inception) through December 31, 2007 as a whole.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s recurring operating losses from development stage activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

July 13, 2012

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 53,573	$ 77,330	$ 24,825	$ 1,665
Accounts receivable, net of allowance of $0 at December 31, 2011, 2010, 2009 and 2008	-	10,193	1,454	3,488
Inventory	35,137	23,686	19,024	23,430
Deferred finance charges	13,625	27,899	6,516	-
Prepaid expenses	117,760	139,696	-	-

TOTAL CURRENT ASSETS	220,095	278,804	51,819	28,583

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604	32,604	32,604
Less accumulated depreciation	32,604	32,604	29,766	26,283
	-	-	2,838	6,321

OTHER ASSETS
Deferred finance charges	-	13,625	10,649	-
Patent costs, net of accumulated amoritization of $78,851, $67,947, $57,171 and $46,393 as of December 31, 2011, 2010, 2009 and 2008	118,618	125,945	134,221	143,093
	118,618	139,570	144,870	143,093

TOTAL ASSETS	$ 338,713	$ 418,374	$ 199,527	$ 177,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,583,853	$ 1,435,554	$ 1,188,963	$ 892,018
Notes payable	50,000	50,000	-	-

TOTAL CURRENT LIABILITIES	1,633,853	1,485,554	1,188,963	892,018

LONG-TERM LIABILITIES
Senior secured convertible notes payable	781,500	800,000	800,000	800,000
Convertible notes payable	140,000	140,000	140,000	400,000
Notes payable, net of discount of $18,589, $14,730, $13,220 and $0 as of December 31, 2011, 2010, 2009 and 2008	1,092,411	1,136,270	721,280	418,500

TOTAL LONG-TERM LIABILITIES	2,013,911	2,076,270	1,661,280	1,618,500

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-	-	-

Common stock, $ .001 par value; 175,000,000 shares authorized; 145,144,603, 155,340,506, 129,390,506, 73,440,506 shares issued and outstanding at December 31, 2011, 2010, 2009, 2008	174,940	155,340	129,390	73,440

Additional paid in capital	8,817,382	8,224,081	8,020,924	7,700,159

Treasury stock	(113,389)	-	-	-

Deficit accumulated during the development stage	(12,187,984)	(11,522,871)	(10,801,030)	(10,106,120)

STOCKHOLDERS' DEFICIT	(3,309,051)	(3,143,450)	(2,650,716)	(2,332,521)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 338,713	$ 418,374	$ 199,527	$ 177,997

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010, 2009 and 2008

And for the Period November 10, 1999 (Date of Inception) to December 31, 2011

		Year	Year	Year	Year
	Cumulative	Ended	Ended	Ended	Ended
	Since	December 31,	December 31,	December 31,	December 31,
	Inception	2011	2010	2009	2008

NET REVENUES
Product	$ 454,126	$ 900	$ 907	$ 1,384	$ 21,613
Royalties	635,180	7,984	52,815	17,620	43,223

TOTAL NET REVENUE	1,089,306	8,884	53,722	19,004	64,836

COST OF SALES	424,948	373	808	1,232	21,215

GROSS PROFIT	664,358	8,511	52,914	17,772	43,621

OPERATING EXPENSES
Research and development	862,372	9,081	10,553	17,943	17,065
Patent costs	65,000	-	-	3,813	1,311
Legal and Accounting	1,262,012	71,847	39,625	49,546	86,877
Sales and Marketing	5,430,969	257,377	226,400	192,123	209,775
General and administrative	3,736,555	198,034	250,117	262,830	251,691
Total operating expenses	11,356,908	536,339	526,695	526,255	566,719

LOSS BEFORE OTHER INCOME	(10,692,550)	(527,828)	(473,781)	(508,483)	(523,098)

OTHER INCOME (EXPENSE)
Interest income	63,663	59	17	0	3
Interest expense	(1,913,061)	(321,586)	(248,077)	(186,427)	(408,243)
Gain on debt forgiveness	184,242	184,242	-	-	-
Gain on disposition of assets	4,722	-	-	-	-
	(1,660,434)	(137,285)	(248,060)	(186,427)	(408,240)

LOSS BEFORE INCOME TAX BENEFIT	(12,352,984)	(665,113)	(721,841)	(694,910)	(931,338)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$ (12,187,984)	$ (665,113)	$ (721,841)	$ (694,910)	$ (931,338)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		146,076,571	135,961,339	91,940,506	73,440,506

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Period November 10, 1999 (Date of Inception) to December 31, 2011

						Deficit
	Common					Accumulated
	Stock			Deferred	Additional	During the
	Number of		Treasury	Consulting	Paid-In	Development
	Shares	Amount	Stock	Fees	Capital	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$ 4,278	$ -	$ -	$ 16,595	$ -	$ 20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	-	-	35,728	-	36,960
Issuance of shares of common stock	2,090,000	2,090	-	-	60,610	-	62,700
Stock issuance costs	-	-	-	-	(13,690)	-	(13,690)
Net loss	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	-	-	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	-	-	921,050	-	926,500
Issuance of shares of common stock in exchange for services	240,000	240	-	(40,800)	40,560	-	-
Stock issuance costs	-	-	-	-	(16,335)	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	-	50,350	-	50,350
Amortization of deferred consulting fees	-	-	-	20,117	-	-	20,117
Net loss	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	-	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	-	-	77,723	-	77,941
Issuance of shares of common stock and stock options for
acquisition of subsidiary	2,000,000	2,000	-	-	736,000	-	738,000
Issuance of stock options	-	-	-	-	15,000	-	15,000
Exercise of options	1,450,368	1,450	-	-	230,609	.	232,059
Fair value of non-employee stock options	-	-	-	-	323,250	-	323,250
Amortization of deferred consulting fees	-	-	-	20,683	-	-	20,683
Net loss	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	-	-	2,477,450	(1,474,241)	1,020,167

Issuance of shares of common stock	3,376,875	3,377	-	-	687,223	-	690,600
Fair value of non-employee stock options	-	-	-	-	94,000	-	94,000
Salary due to shareholder contributed capital	-	-	-	-	15,000	-	15,000
Return of shares of common stock related to purchase price
adjustment	(1,000,000)	(1,000)	-	-	(353,000)	-	(354,000)
Net loss	-	-			-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	-	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	-	1,387,109	-	1,409,621
Fair value of non-employee stock options	-	-	-	-	213,300		213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	-	23,857		24,000
Stock issuance costs	-	-	-	-	(49,735)		(49,735)
Net loss	-	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	-	4,495,204	(3,777,114)	760,080

Stock issuance costs	-	-	-	-	(25,000)	-	(25,000)
Fair value of non-employee stock options	-	-	-	-	493,600	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	-	939,881	-	958,481
Net loss	-	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	-	5,903,685	(5,183,620)	780,655

Fair value of non-employee stock options	-	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200			53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	73,440	-	-	7,136,344	(8,057,448)	(847,664)

Fair value of non-employee stock options	-	-	-	-	47,692	-	47,692
Fair value of employee stock options	-	-	-	-	67,651	-	67,651
Net loss for the year ended December 31, 2007	-	-	-	-		(965,162)	(965,162)

Balance at January, 2008, as previously reported	73,440,506	73,440	-	-	7,251,687	(9,022,610)	(1,697,483)

Prior period adjustment - recognition of beneficial conversion feature (see Note 3)	-	-	-	-	375,000	(152,172)	222,828
Balance at January 1, 2008, as restated	73,440,506	73,440	-	-	7,626,687	(9,174,782)	(1,474,655)
Fair value of non-employee stock options	-	-	-	-	28,752	-	28,752
Fair value of employee stock options	-	-	-	-	19,720	-	19,720
Fair value of warrants in conjunction with debt financing	-	-	-	-	25,000	-	25,000
Net loss for the year ended December 31, 2008	-	-	-	-		(931,338)	(931,338)

Balance at December 31, 2008	73,440,506	73,440	-	-	7,700,159	(10,106,120)	(2,332,521)

Fair value of non-employee stock options	-	-	-	-	1,524	-	1,524
Fair value of warrants in conjunction with debt financing	-	-	-	-	15,450	-	15,450
Issuance of shares for services	7,200,000	7,200	-	-	40,500	-	47,700
Shares issued for conversion of notes payable and accrued interest	48,750,000	48,750	-	-	263,291	-	312,041
Net loss for the year ended December 31, 2009	-	-	-	-	-	(694,910)	(694,910)

Balance at December 31, 2009	129,390,506	129,390	-	-	8,020,924	(10,801,030)	(2,650,716)

Fair value of non-employee stock options	-	-	-	-	364	-	364
Fair value of warrants in conjunction with debt financing	-	-	-	-	20,143	-	20,143
Issuance of shares for services	25,950,000	25,950	-	-	182,650	-	208,600
Net loss for the year ended December 31, 2010	-	-	-	-	-	(721,841)	(721,841)

Balance at December 31, 2010	155,340,506	155,340	-	-	8,224,081	(11,522,871)	(3,143,450)

Issuance of shares for services	1,000,000	1,000	-	-	29,000	-	30,000
Contribution of common stock from related parties	(12,000,000)	-	(95,594)	-	95,594	-
Purchase of common stock for treasury	(17,795,903)	-	(17,795)	-	-	-	(17,795)
Sale of common stock	15,500,000	15,500	-	-	384,500	-	400,000
Issuance of shares for stock issuance costs	2,100,000	2,100	-	-	(2,100)	-	-
Stock issuance costs	-	-	-	-	(40,000)	-	(40,000)
Exercise of options	1,000,000	1,000	-	-	9,000	-	10,000
Fair value of warrants in conjunction with debt financing	-	-	-	-	21,275	-	21,275
Fair value of employee stock options	-	-	-	-	47,658	-	47,658
Fair value of non-employee stock options	-	-	-	-	48,374	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	145,144,603	$ 174,940	$ (113,389)	$ -	$ 8,817,382	$ (12,187,984)	$ (3,309,051)

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, 2009 and 2008

And for the Period November 10, 1999 (Date of Inception) to December 31, 2011

		Year	Year	Year	Year
	Cumulative	Ended	Ended	Ended	Ended
	Since	December 31,	December 31,	December 31,	December 31,
	Inception	2011	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,187,984)	$ (665,113)	$ (721,841)	$ (694,910)	$ (931,338)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	2,073,558	96,032	364	1,524	48,472
Accretion of interest on deferred finance charges	440,000	27,149	17,641	2,835	-
Accretion of discount on notes payable	438,279	17,416	18,633	2,230	247,828
Salary due to stockholder contributed to capital	15,000	-	-	-	-
Amortization and depreciation	516,584	10,904	13,614	14,161	13,915
Gain on disposition of assets	(4,722)	-	-	-	-
Gain on forgiveness of debt	(184,242)	(184,242)	-	-	-
Stock issued in exchange for services	507,260	30,000	208,600	47,700	-
Financing expenses paid directly from stock proceeds	5,270	-	-	-	-
Amortization of deferred consulting fees	40,800	-	-	-	-
(Increase) decrease in assets
Receivables	-	10,193	(8,739)	2,034	(1,494)
Inventory	(35,137)	(11,451)	(4,662)	4,406	5,296
Prepaid expenses	(117,760)	21,936	(139,696)	-	-
Increase in liabilities
Accounts payable and accrued expenses	1,820,886	333,291	246,591	348,986	250,805

Net cash used in operating activities	(6,672,208)	(313,885)	(369,495)	(271,034)	(366,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-	-	-
Purchase of intangibles	(20,000)		-	-	-
Purchase of patent costs	(197,469)	(3,577)	(2,500)	(1,806)	(5,667)
Proceeds from sale of assets	6,738	-	-	-	-

Net cash used in investing activities	(246,480)	(3,577)	(2,500)	(1,806)	(5,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,491,447	400,000	-	-	-
Proceeds from exercise of stock options	242,369	10,000	-	-	-
Proceeds from issuance of stock options	15,000	-	-	-	-
Proceeds from exercise of warrants	55,500	-	-	-	-
Proceeds from issuance of notes	2,589,000		486,500	334,000	373,500
Repayments of notes	(196,500)	(58,500)	(20,000)	(18,000)	-
Purchase of treasury stock	(17,795)	(17,795)	-	-	-
Debt issuance costs	(62,000)		(42,000)	(20,000)	-
Stock issuance costs	(144,760)	(40,000)	-	-	-

Net cash provided by financing activities	6,972,261	293,705	424,500	296,000	373,500

NET DECREASE IN CASH AND
CASH EQUIVALENTS	53,573	(23,757)	52,505	23,160	1,317

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	77,330	24,825	1,665	348

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 53,573	$ 53,573	$ 77,330	$ 24,825	$ 1,665

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$ 39,440	$ 6,557	$ 841	$ 894	$ 1,538

Income taxes	$ -	$ -	$ -	$ -	$ -

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-	-	-
Additional paid-in capital	(353,000)	-	-	-	-

Intangible assets	$ (354,000)	$ -	$ -	$ -	$ -

Issuance of common stock and stock options for acquisition of subsidiary	$ 738,000	$ -	$ -	$ -	$ -

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$ 55,270	$ -	$ -	$ -	$ -

Fair value of warrants issued for deferred finance charges	$ 392,376	$ -	$ -	$ -	$ -

Fair value of stock issued for conversion of notes payable	$ 312,041	$ -	$ -	$ 312,041	$ -

Fair value of beneficial conversion option	$ 400,000	$ -	$ -	$ -	$ 25,000

Fair value of warrants issued as debt discount	$ 56,768	$ 21,175	$ 20,143	$ 15,450	$ -

Issuance of common stock for stock issuance costs	$ 2,100	$ 2,100	$ -	$ -	$ -

Issuance of options as stock issuance cost for treasury stock	$ 5,594	$ 5,594	$ -	$ -	$ -

See the accompanying notes to the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

LaserLock Technologies, Inc. and the Subsidiary (“the Company”) is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. The Company was established to address counterfeiting issues, initially with respect to the gaming industry. Since inception, substantially all of the efforts of the company have been developing technologies for the prevention of product and document counterfeiting. The Company is in the development stage of raising capital, financial planning, and establishing sources of supply. The Company anticipates establishing markets for its technologies in North America, Europe and Asia. The Company has more recently developed proprietary technologies that could penetrate broader markets in a cost effective manner.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its wholly-owned subsidiary, LL Security Products, Inc. All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Concentration of Credit Risk Involving Cash and Cash Equivalents

The Company’s cash and cash equivalents are held at one financial institution. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are stated at net realizable value which is the amount that the Company ultimately expects to collect from its customers. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that no allowance was required as of December 31, 2011, 2010, 2009 or 2008.

Inventory

Inventory principally consists of penlights and pigments and is stated at the lower cost (determined by the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $0, $2,838, $3,483, and $3,740, respectively, for the years ended December 31, 2011, 2010, 2009 and 2008.

Patents

The Company has five issued patents for anti-counterfeiting technology. Costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be17 years.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Deferred Financing Costs

Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.”

Convertible Notes Payable

Convertible notes payable, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature (BCF) as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method which approximates the effective interest method.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer. Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 through 2011 remain subject to examination by major tax jurisdictions.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of ASC 718,  Compensation—Stock Compensation   (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees   (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $2,686, $0, $0 and $1,843 for the years ended December 31, 2011, 2010, 2009 and 2008, respectively, and is included in sales and marketing expenses.

Research and  Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2011, 2010, 2009 and 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Segment Information

The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues primarily in the gaming industry. In accordance with ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated statements of financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

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

Since inception, the Company has focused on developing and implementing our business plan. The Company has not recently paid salaries to management and is utilizing subcontractors on a work for hire basis to continue the operations of the Company. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company intends to raise funds through the sale of debt and equity securities. The issuance of additional equity would result in dilution to the existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material adverse effect on the business, financial condition and results of operations.

Even if the Company is successful in raising sufficient capital to complete the development of its products, the Company’s ability to continue in business as a viable going concern can only be achieved when revenues reach a level that sustains business operations. If sufficient funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 2 – GOING CONCERN (Continued)

The Company is in the development stage at December 31, 2011. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional debt financing or equity investment or achieve an adequate sales level.

NOTE 3 – PRIOR PERIOD ADJUSTMENT

Subsequent to the issuance of the Company’s December 31, 2007 financial statements, management determined that a beneficial conversion feature related to the issuance of convertible notes payable in 2007 was not recorded, in error (see Note 7). In accordance with ASC 470, a beneficial conversion feature of $375,000 was required to be recorded in 2007 since the fair value of the Company’s common stock at the date of the convertible notes payable issuance ($0.016 per share) was greater than the notes payable conversion price of $0.005333 per share.  The $375,000 beneficial conversion feature should have been recorded to additional paid-in capital with the offset to discount on convertible notes payable.  Accretion of the debt discount related to the beneficial conversion feature, recorded as a charge to interest expense, should have been $152,172 for the year ended December 31, 2007.  As a result of the above, the discount on convertible notes payable and stockholders’ deficit was understated by $222,828 on the consolidated balance sheet at December 31, 2007.   Interest expense and net loss were understated by $152,172 on the consolidated statement of operations for the year ended December 31, 2007.  The impact on loss per share for the year ended December 31, 2007 related to this adjustment was an additional loss of $(0.002) per share.  Additional paid-in capital and the deficit accumulated during the development stage as of January 1, 2008 have been adjusted to correct this error.

NOTE 4 – PATENTS

The Company has five issued patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the years ended December 31, 2011, 2010, 2009 and 2008, the Company capitalized patent costs of $3,577, $2,500, $1,806 and $5,667. Amortization expense for patents was $10,904, $10,776, $10,778, and $10,075 for the years ended December 31, 2011, 2010, 2009 and 2008. Future estimated annual amortization over the next five years is approximately $11,000 per year for the years ended December 31, 2012 through 2016.

NOTE 5 – INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

At December 31, the Company has a net operating loss (“NOL”) that approximates $12.5 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008

Current	$ 142,000	$ 272,000	$ 209,000	$ 288,000
Deferred	97,000	23,000	75,000	456,000
Change in valuation allowance	(239,000)	(295,000)	(284,000)	(744,000)

	$ -	$ -	$ -	$ -

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 5 – INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$ (226,000)	(34)	$ (253,000)	(36)	$(243,000)	(35)	$(326,000)	(35)
State tax, net of federal tax effect	(38,000)	(6)	(42,000)	(6)	(41,000)	(6)	(54,000)	(6)
Non deductible share based compensation	25,000	4	-	-	-	-	(364,000)	(39)
Change in valuation allowance	239,000	36	295,000	42	284,000	41	744,000	80

	$ -	-	$ -	-	$ -	-	$ -	-

The primary components of the Company’s December 31, 2011, 2010, 2009 and 2008 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008

Deferred tax asset for NOL carryforwards	$ 3,279,000	$ 3,137,000	$ 2,865,000	$ 2,655,000
Deferred tax liability for intangibles	(165,000)	(165,000)	(165,000)	(165,000)
Non deductible share based compensation	47,000	24,000	17,000	16,000
Non deductible accrued compensation	237,000	163,000	147,000	74,000
Valuation allowance	(3,398,000)	(3,159,000)	(2,864,000)	(2,580,000)

	$ -	$ -	$ -	$ -

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company follows FASB ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company has not filed its corporate income tax returns since 2007. Because net operating losses were incurred for all years in which income tax returns have yet to be filed, management does not believe that there is any tax liability associated with the unfiled income tax returns. The Company intends to become current with its tax filings by September 30, 21012.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2011, 2010, 2009 and 2008, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2011, 2010, 2009 and 2008. The Company did not recognize any interest or penalties during 2011, 2010, 2009 and 2008 related to unrecognized tax benefits.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 6 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable issue totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% annum during the extension period. As of December 31, 2011, 2010, 2009, and 2008, the outstanding principal balance on these notes was $781,500, $800,000, $800,000 and $800,000. Accrued interest at December 31, 2011, 2010, 2009 and 2008 amounted to $521,665, $433,800, 337,800 and $241,700.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of December 31, 2011, the Company has received $70,000 for the exercise of 7,000,000 of the warrants.

In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized when the triggering event occurs and the contingency is resolved.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes originally due in August 2008 (the “Notes”). The Company raised $375,000 under this private placement in 2007 and the remaining $25,000 was raised in 2008. Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

In accordance with ASC 470, a beneficial conversion feature of $375,000 and $25,000 was required to be recorded in 2007 and 2008, respectively, since the fair value of the Company’s common stock at the date of issuance ($0.016 per share) was greater than the conversion price of $0.005333 per share. The value of the beneficial conversion feature was recorded to additional paid-in capital with the offset to discount on notes payable. The debt discount was accreted to interest expense over the one-year original term of the notes. The Company, in error, did not record the $375,000 beneficial conversion feature in its previously issued financial statements as of and for the year ended December 31, 2007. As a result, a prior period adjustment to record the $375,000 beneficial conversion feature and related accretion through December 31, 2007 to the opening balance of Stockholders’ deficit as of January 1, 2008 (see Note 3). Accretion the debt discount for the beneficial conversion feature was $247,828 and $152,172 for the years ended December 31, 2008 and 2007, respectively.

In August 2009, noteholders exercised their option to convert $260,000 of the notes payable plus accrued interest into 48,750,000 shares of common stock. The noteholder of the remaining $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Additionally, the noteholder agreed in writing to suspend its right to convert its note until such as the Company’s authorized shares have been increased. Remaining shares to be potentially issued under this convertible note issue is 26,250,000.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

As of December 31, 2011, 2010, 2009 and 2008, the remaining principal balance on the notes is $140,000, $140,000, $140,000 and $400,000.  Accrued interest at December 31, 2011, 2010, 2009 and 2008 amounted to $64,750, $50,750, $36,750, and $58,542.

NOTE 8 - NOTES PAYABLE

Notes payable consists of the following as of December 31:

	2011	2010	2009	2008
Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$561,000	$576,000	$534,500	$418,500
Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000	150,000	-
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 through January 2012	50,000	75,000	50,000	-
Notes payable, interest at 25% per annum; principal and interest due September 2013	400,000	400,000	-	-
Less: Debt discount	(18,589)	(14,730)	(13,220)	-
	1,142,411	1,186,270	721,280	418,500
Less: Current portion	50,000	50,000	-	-
Long-term portion	$1,092,411	$1,136,270	$721,280	$418,500

At December 31, 2011, 2010, 2009 and 2008, accrued interest on notes payable was $362,806, $191,956, $90,244 and $36,127, respectively.

Private Placement of 8% Series A Notes Payable

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold .5 units, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable. For the years ended December 31, 2011, 2010, and 2009, amortization of deferred finance charges were $10,650, 14,016, and $2,834.

The 8 million warrants in 2009 were valued at $15,450, fair value, using the Black-Scholes option pricing model to calculate the fair-value of the warrants, with the following assumptions: no dividend yield, expected volatility of between 30.9% and 34.5%, risk free interest rate between .95% and 1.06% and warrant life of approximately 2 years. The 1 million warrants in 2010 were valued at $20,143, fair value, using the Black-Scholes option pricing model to calculate the fair-value of the warrants, with the following assumptions: no dividend yield, expected volatility of 28.6%, risk free interest rate of .84% and warrant life of approximately 2 years.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE (Continued)

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated 6 million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6 million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances are being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable. As of December 31, 2011, 2010, and 2009, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $18,589, $14,730, and 33,363. As of the year ended December 31, 2011, 2010, and 2009, accreted interest expense from the accretion of the debt discount was $17,415, $18,633, and $2,230.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.

Private Placement of 25% Notes Payable

In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Subsequent Events Note 15). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, interest, accruing to maturity the lenders are entitled to Bonus Interest equal to the following:

a.	First monies realized by the Company from its share of the net proceeds of the lawsuit shall be allocated and paid to the Lender until the principal and base interest accruing has been fully paid.
b.	The next monies from the net proceeds of the litigation settlement will be paid to the Company to reimburse for out-of-pocket legal costs related to the lawsuit.
c.	The next $825,000 of proceeds will be split 50%/50% between the Company and the Lenders.
d.	The next $1 million realized by the Company shall be allocated 90% to the Company and 10% to the Lenders.
e.	The next $1 million realized by Company shall be allocated 85% to Company and 15% to Lenders.
f.	All remaining proceeds realized by Company shall be allocated 80% to Company and 20% to Lenders.

The Lenders have a security interest in the Company's patent infringement claim in which the Lender has the right to the net proceeds of this lawsuit to satisfy outstanding principal and interest under the notes.

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over the life of the notes payable.

.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 8 – NOTES PAYABLE (Continued)

Aggregate Maturities of Long-term Debt

Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

              2012                   $    50,000

              2013                       400,000

              2014                             -

              2015                    1,632,500

              2016                             -

NOTE 9 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company issued 7.2 million shares of the Company’s common stock, which were valued at $47,700 for consulting services.

During the year ended December 31, 2009, the Company issued 48,750,000 to retire notes payable valued at $260,000 and the associated accrued interest of $52,041.

On July 22, 2010, the Company issued 1 million shares of the Company’s common stock, valued at $9,000 to a consulting group.

On September 23, 2010, the Company issued 3 million shares of the Company’s common stock, valued at $24,000 to a consultant.

On September 23, 2010, the Company issued 4 million shares of the Company’s common stock, valued at $32,000 to a board member for services.

On September 23, 2010, the Company issued 17,750,000 shares of the Company’s common stock, valued at $142,000 to the President of the Company as payment against his accrued salary.

On September 29, 2010, the Company issued 200,000 shares of the Company’s common stock, valued at $1,600 to a consultant.

On February 17, 2011, the Company issued 1 million shares of the Company’s common stock, valued at $30,000 to a consultant.

On April 7, 2011, a board member returned 2 million shares of the Company’s common stock, valued at $15,000 to the treasury.

On April 7, 2011, the President of the Company returned 10 million shares of the Company’s common stock, valued at $75,000 to the treasury.

On April 28, 2011, the Company purchased 17,795,903 shares of the Company’s outstanding common stock for $17,796 and placed them in the treasury.

On May 25, 2011, the Company sold 15.5 million shares of the Company’s stock to an investor for $400,000.

On May 25, 2011, the Company issued 2.1 million shares of the Company’s stock, valued at $2,100 to a consultant for raising the $400,000 associated with the sale of the 15.5 million shares.

On June 24, 2011, an investor exercised a warrant to purchase 1 million shares of the Company’s common stock, which raised $10,000 for the Company.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 10 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of December 31, 2011, there are 3,100,000 options that have been issued and exercised, 13,625,996 options that have been issued and are unexercised, and 1,274,004 options that are available to be issued under the Plan.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

During the year ended December 31, 2008, options to purchase 1,450,000 shares of the Company’s common stock at exercise prices ranging from $.07 to $.28 per share expired. During 2008 additional options to purchase 7,700,000 shares of the Company’s common stock at exercise prices ranging from $.03 to $.20 per share were returned to the Company. In addition, the Company issued options to purchase 9 million shares of the Company’s common stock with a terms of ten years and exercise prices of $.01 per share. The fair value of options issued was $48,472.

During the year ended December 31, 2009, options to purchase 850,000 shares of the Company’s common stock at exercise prices ranging from $.06 to $.15 per share expired.

During the year ended December 31, 2010, options to purchase 450,000 shares of the Company’s common stock at exercise prices ranging from $.08 to $.09 per share expired. During 2010 additional an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $.01 per share was returned to the Company.

On May 9, 2011, an option holder agreed to return an option to purchase 3,056,662 shares of the Company’s common stock at an exercise price of $.03 and an option to purchase 2.8 million shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the option holder an option to purchase 5,000,996 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of options issued was $37,186.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

On May 9, 2011, a board member agreed to return an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $.03 and an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the board member an option to purchase 900,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of options issued was $6,712.

On May 9, 2011, the President of the Company agreed to return an option to purchase 2.5 million shares of the Company’s common stock at exercise prices of $.03 and an option to purchase 3.6 million shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the President of the Company an option to purchase 5,490,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of options issued was $40,946.

On May 9, 2011, the Company issued an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years, to a consultant in conjunction with his efforts to acquire the 17,795,903 treasury shares. The fair value of options issued was $5,594.

All of the options issued on May 9, 2011 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 150%, risk-free interest rate of 3.7% and expected option life of ten years.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2007:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	12,856,662	$.01 to $.28	$ 0.06

Granted	4,450,000	$ 0.01	-
Exercised	-	-	-
Expired/Returned	(5,600,000)	$.03 - $.28	$ (0.03)

Outstanding, December 31, 2008	11,706,662	$.01 to $.20	$ 0.03

Granted	8,000,000	$ 0.01	-
Exercised	-	-	-
Expired	(850,000)	$.06 - $.15	-

Outstanding, December 31, 2009	18,856,662	$.01 to $.20	$ 0.02

Granted	1,000,000	$ 0.01	-
Exercised	-	-	-
Expired	(200,000)	$ 0.08	-

Outstanding, December 31, 2010	19,656,662	$.01 to $.20	$ 0.02

Granted	7,235,996	$ 0.00125	-
Exercised	(1,000,000)	$0.01	-
Expired/Returned	(10,506,662)	$.01 - $.03	$ (0.01)

Outstanding, December 31, 2011	15,385,996	$.0125 to $.20	$ 0.01

Exercisable, December 31, 2011	15,385,996	$.0125 to $.20	$ 0.01

Weighted Average Remaining Life,
Exercisable, December 31, 2011 (years)	6.4

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

 NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2007 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2007	6,550,000	$.03 to $.28	$ 0.12

Granted	4,550,000	$ 0.01	-
Exercised	-	-	-
Expired	(3,550,000)	$.03 - $.20	$ (0.05)

Outstanding, December 31, 2008	7,550,000	$.01 to $.28	$ 0.07

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2009	7,550,000	$.01 to $.28	$ 0.07

Granted	-	-	-
Exercised	-	-	-
Expired	(450,000)	$.01 - $.09	-

Outstanding, December 31, 2010	7,100,000	$.01 to $.28	$ 0.07

Granted	6,390,000	$0.00125	$0.00125
Exercised	-	-	-
Expired/Returned	(7,100,000)	$.01 - $.03	$ (0.07)

Outstanding, December 31, 2011	6,390,000	$0.00125	$ 0.00125

Exercisable, December 31, 2011	6,390,000	$0.00125	$ 0.00125

Weighted Average Remaining Life,
Exercisable, December 31, 2011 (years)	9.3

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2011, 2010, 2009 and 2008, five shareholders of the Company held $577,500, $579,000, $579,000 and $579,000, respectively, of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2011, 2010 and 2009. Two shareholders held $400,000 of convertible notes payable as of December 31, 2008.

At December 31, 2011, 2010, 2009, two shareholders of the Company held $636,500, $651,500, and $612,500, respectively, of unsecured notes payable. At December 31, 2008, one shareholder held $368,500 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer and President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $13,220, $8,972, $9,658, and $5,687 were incurred during the years ended December 31, 2011, 2010, 2009 and 2008.

 LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

At December 31, 2011, 2010, 2009 and 2008, accrued and unpaid salary for the President and CEO was $208,514, $143,330, $195,456, and $138,771, respectively.

NOTE 12 – MAJOR CUSTOMERS

During the years ended 2011, 2010, 2009, and 2008, the Company earned a substantial portion of its revenue from two customers. During the years ended December 31 2011, 2010, 2009, and 2008, revenue from those customers aggregated $7,984, $52,544, $17,583, and $63,419. At December 31, 2011, 2010, 2009 and 2008, amounts due from those customers included in trade accounts receivable were $0, $10,193, $1,454 and $3,488.

NOTE 13 – SUBSEQUENT EVENTS

Litigation Matters

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations.

Notes Payable Issuance

In April 2012, the Company raised $200,000 from a Company shareholder through the issuance unsecured notes payable. The note accrues interest at 10% per annum. All principal and accrued interest are due to maturity in one year from the date of issuance.

Agreements

On July 5, 2012, the Company entered into an agreement with a financial advisory company to raise $2 million for the Company. The financial advisory company will receive 5% of gross proceeds received by the Company from the sale of securities to new investors and at the closing of an equity transaction 8 year warrants to purchase a number of shares of the Company’s common stock equal to 1% for every $1 million of capital raised up top a maximum of 5%.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	June 30, 2011	March 31, 2011	September 30, 2010	June 30, 2010	March 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$128,306	$244,104	$21,903	$5,456	$5,965	$4,730
Accounts receivable, net of allowance of $0 at
September 30, 2011, June 30, 2011, March 31, 2011
September 30, 2010, June 30, 2010 and March 31, 2010	-	1,508	1,539	7,044	2,235	245
Inventory	35,137	23,113	23,113	23,686	17,742	17,993
Deferred finance charges	16,875	20,800	24,349	18,699	14,199	14,199
Prepaid Expenses	135,517	135,517	136,122	45,500	-	-

TOTAL CURRENT ASSETS	315,835	425,042	207,026	100,385	40,141	37,167

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604	32,604	32,604	32,604	32,604
Less accumulated depreciation	32,604	32,604	32,604	31,895	31,185	30,476
	-	-	-	709	1,419	2,128

OTHER ASSETS
Deferred finance charges	1,063	5,000	9,313	4,125	3,550	7,099
Patent costs, net of accumulated amortization of
$76,093, $73,378, $70,663, $65,253, $62,529 and $59,850 as of
September 30, 2011, June 30, 2011, March 31, 2011
September 30, 2010, June 30, 2010, March 31, 2010	119,239	120,515	123,230	128,639	128,864	131,543
	120,302	125,515	132,543	132,764	132,414	138,642

TOTAL ASSETS	$436,137	$550,557	$339,569	$233,858	$173,974	$177,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,495,652	$1,426,623	$1,505,073	$1,349,534	$1,395,035	$1,285,501
Notes payable	50,000	50,000	50,000	50,000	50,000	50,000

TOTAL CURRENT LIABILITIES	1,545,652	1,476,623	1,555,073	1,399,534	1,445,035	1,335,501

LONG-TERM LIABILITIES
Senior secured convertible notes payable	781,500	781,500	800,000	800,000	800,000	800,000
Convertible notes payable	140,000	140,000	140,000	140,000	140,000	140,000
Notes payable, net of discount	1,091,171	1,110,022	1,141,180	846,360	738,950	706,040

TOTAL LONG-TERM LIABILITIES	2,012,671	2,031,522	2,081,180	1,786,360	1,678,950	1,646,040

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	-	-	-	-	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized;
145,144,603, 145,144,603, 156,340,506, 155,340,506, 129,390,506 and
129,390,506 at September 30, 2011, June 30, 2011, March 31, 2011
September 30, 2010, June 30, 2010, and March 31, 2010	174,940	174,940	156,340	155,340	129,390	129,390

Additional paid in capital	8,817,382	8,817,382	8,253,081	8,224,081	8,041,431	8,041,431

Treasury stock	(113,389)	(113,389)	-	-	-	-

Deficit accumulated during the development stage	(12,001,119)	(11,836,521)	(11,706,105)	(11,331,457)	(11,120,832)	(10,974,425)

STOCKHOLDERS' DEFICIT	(3,122,186)	(2,957,588)	(3,296,684)	(2,952,036)	(2,950,011)	(2,803,604)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$436,137	$550,557	$339,569	$233,858	$173,974	$177,937

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

 (Unaudited)

	Three Months		Nine Months	Three Months	Six Months	Three Months	Three Months	Nine Months	Three Months	Six months	Three Months
	Ended		Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,		September 30,	June 30,	June 30,	March 31,	September 30,	September 30,	June 30,	June 30,	March 31,
	2011		2011	2011	2011	2011	2010	2010	2010	2010	2010

NET REVENUES
Sales	$ -		$ 900	$ -	$ 900	$ 900	$ -	$ 907	$ 10	$ 907	$ 897
Royalties	2,404		7,984	3,690	5,580	1,890	7,044	39,715	32,402	32,671	269

TOTAL NET REVENUE	2,404		8,884	3,690	6,480	2,790	7,044	40,622	32,412	33,578	1,166

COST OF SALES	-		373	-	373	373	-	808	10	808	798

GROSS PROFIT	2,404	#	8,511	3,690	6,107	2,417	7,044	39,814	32,402	32,770	368

OPERATING EXPENSES
Research and development	-		6,050	5,050	5,050	-	1,051	9,613	3,312	8,562	5,250
Patent costs	-		-	-	-	-	-	-	-	-	-
Legal and Accounting	3,500		48,099	34,630	44,599	9,969	3,000	11,279	5,279	8,279	3,000
Sales and Marketing	51,274		206,052	103,000	154,778	51,778	58,526	169,671	55,785	111,145	55,360
General and administrative	28,289		159,451	91,381	131,162	39,781	97,440	213,361	59,184	115,921	56,737
Total operating expenses	83,063		419,652	234,061	335,589	101,528	160,017	403,924	123,560	243,907	120,347

LOSS BEFORE OTHER INCOME	(80,659)		(411,141)	(230,371)	(329,482)	(99,111)	(152,973)	(364,110)	(91,158)	(211,137)	(119,979)

OTHER INCOME (EXPENSE)
Interest income	-		58	7	58	51	-	4	4	4	0
Interest expense	(82,940)		(251,408)	(84,295)	(168,468)	(84,173)	(57,651)	(166,321)	(55,253)	(108,670)	(53,417)
Gain on forgiveness of debt	-		184,242	184,242	184,242	-	-	-	-	-	-
Gain on eturn of common stock	-		12,000	12,000	12,000	-	-	-	-	-	-
	(82,940)		(55,108)	111,954	27,832	(84,122)	(57,651)	(166,317)	(55,249)	(108,666)	(53,417)

LOSS BEFORE INCOME TAX BENEFIT	(163,599)		(466,249)	(118,417)	(301,650)	(183,233)	(210,624)	(530,427)	(146,407)	(319,803)	(173,396)

INCOME TAX BENEFIT	-		-	-	-	-	-	-	-	-	-

NET LOSS	$ (163,599)		$ (466,249)	$ (118,417)	$ (301,650)	$ (183,233)	$ (210,624)	$ (530,427)	$ (146,407)	$ (319,803)	$ (173,396)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$ (0.00)		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	145,144,603		146,387,227	138,343,237	147,008,538	155,673,839	130,057,173	129,612,728	129,390,506	129,390,506	129,390,506

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Six Months	Three Months	Nine Months	Six Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2010	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$ (241,289)	$ (151,931)	$ (55,427)	$ (181,869)	$ (90,360)	$ (63,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	-	-	-	-
Purchase of intangibles	(1,440)
Purchase of patent costs	-	-	-	(2,500)	-	-
Proceeds from sale of assets	-	-	-	-	-	-

Net cash used in investing activities	(1,440)	-	-	(2,500)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	400,000	400,000	-	-	-	-
Proceeds from exercise of stock options	10,000	10,000	-	-	-	-
Proceeds from issuance of stock options	-	-	-	-	-	-
Proceeds from exercise of warrants	-	-	-	-	-	-
Proceeds from issuance of notes	-	-	-	186,500	79,000	51,000
Repayments of notes	(58,500)	(33,500)	-	(5,000)	-	-
Payment for treasury stock	(17,795)	(17,795)	-	-	-	-
Debt issuance costs	-	-	-	(16,500)	(7,500)	(7,500)
Stock issuance costs	(40,000)	(40,000)	-	-	-	-
Net cash provided by financing activities	293,705	318,705	-	165,000	71,500	43,500

NET DECREASE IN CASH AND
CASH EQUIVALENTS	50,976	166,774	(55,427)	(19,369)	(18,860)	(20,095)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	77,330	77,330	77,330	24,825	24,825	24,825

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 128,306	$ 244,104	$ 21,903	$ 5,456	$ 5,965	$ 4,730

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$ 5,245	$ 1,125	$ 563	$ 279	$ 91	$ 51

Income taxes	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for stock issuance costs	$ 2,100	$ 2,100	$ -	$ -	$ -	$ -

Issuance of options as stock issuance cost for treasury stock	$ 5,594	$ 5,594	$ -	$ -	$ -	$ -

Fair value of warrants issued for debt discount	$ 21,275	$ 21,275	$ -	$ 20,143	$ 20,143	$ 20,143

