Form 10-Q
period 2012-03-31
LASERLOCK TECHNOLOGIES INC
filed 2012-08-27
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31927

LASERLOCK TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada		23-3023677
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

837 Lindy Lane Bala Cynwyd, PA		19004
(Address of Principal Executive Offices )		(Zip Code)
(610) 668-1952
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,144,603 shares of common stock outstanding at August 24, 2012.

Form 10-Q

June 30, 2012

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	6
	Condensed Consolidated Statement of Stockholders equity ( deficit )	5
	Condensed Consolidated Notes to the Financials Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Controls and Procedures	20

	PART II
Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

CONTENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31,2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,793	$53,573
Accounts receivable, net of allowance of $0 at
March 31, 2012 and December 31, 2011	3,060	—
Inventory	33,101	35,137
Deferred finance charges	9,313	13,625
Prepaid expenses	87,382	117,760

TOTAL CURRENT ASSETS	152,649	220,095

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604
Less accumulated depreciation	32,604	32,604
	—	—

Patent costs, net of accumulated amortization of
$81,619 and $78,851 as of March 31, 2012
and December 31, 2011	115,850	118,618

TOTAL ASSETS	$268,499	$338,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,748,005	$1,583,853
Notes payable	50,000	50,000

TOTAL CURRENT LIABILITIES	1,798,005	1,633,853

LONG-TERM LIABILITIES
Senior secured convertible notes payable	781,500	781,500
Convertible notes payable	140,000	140,000
Notes payable, net of discount of $17,350 and $18,589 as of
March 31, 2012 and December 31, 2011	1,093,650	1,092,411

TOTAL LONG-TERM LIABILITIES	2,015,150	2,013,911

STOCKHOLDERS' DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $ .001 par value; 175,000,000 shares authorized;
174,940,506 shares issued and 145,144,603 outstanding at
March 31, 2012 and December 31, 2011	174,940	174,940

Additional paid in capital	8,817,382	8,817,382

Treasury stock (29,795,903 shares at March 31, 2012
and December 31, 2011), at cost	(113,389)	(113,389)

Deficit accumulated during the development stage	(12,423,589)	(12,187,984)

STOCKHOLDERS' DEFICIT	(3,544,656)	(3,309,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$268,499	$338,713

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

And for the Period November 10, 1999 (Date of Inception) to March 31, 2012

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2012	2011

NET REVENUES
Sales	$457,866	$3,740	$900
Royalties	645,180	10,000	1,890

TOTAL NET REVENUE	1,103,046	13,740	2,790

COST OF SALES	426,984	2,036	373

GROSS PROFIT	676,062	11,704	2,417

OPERATING EXPENSES
Research and development	863,629	1,257	—
Patent costs	65,000	—	—
Legal and Accounting	1,352,359	90,347	9,969
Sales and Marketing	5,479,277	48,308	51,778
General and administrative	3,772,245	35,690	39,781
Total operating expenses	11,532,510	175,602	101,528

LOSS BEFORE OTHER INCOME	(10,856,448)	(163,898)	(99,111)

OTHER INCOME (EXPENSE)
Interest income	63,663	—	51
Interest expense	(1,984,768)	(71,707)	(84,173)
Gain on debt forgiveness	184,242	—	—
Gain on disposition of assets	4,722	—	—
	(1,732,141)	(71,707)	(84,122)

LOSS BEFORE INCOME TAX BENEFIT	(12,588,589)	(235,605)	(183,233)

INCOME TAX BENEFIT	(165,000)	—	—

NET LOSS	$(12,423,589)	$(235,605)	$(183,233)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		145,144,603	155,673,839

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Period November 10, 1999 (Date of Inception) to March 31, 2012

						Deficit Accumulated During the Development Stage
	Common Stock
				Deferred Consulting Fees	Additional Paid- In Capital
	Number of Shares		Treasury Stock
		Amount					Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	4,278	-	-	16,595	-	20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	-	-	35,728	-	36,960
Issuance of shares of common stock	2,090,000	2,090	-	-	60,610	-	62,700
Stock issuance costs	-	-	-	-	(13,690)	-	(13,690)
Net loss	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	-	-	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	-	-	921,050	-	926,500
Issuance of shares of common stock in exchange for services	240,000	240	-	(40,800)	40,560	-	-
Stock issuance costs	-	-	-	-	(16,335)	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	-	50,350	-	50,350
Amortization of deferred consulting fees	-	-	-	20,117	-	-	20,117
Net loss	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	-	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	-	-	77,723	-	77,941
Issuance of shares of common stock and stock options for
acquisition of subsidiary	2,000,000	2,000	-	-	736,000	-	738,000
Issuance of stock options	-	-	-	-	15,000	-	15,000
Exercise of options	1,450,368	1,450	-	-	230,609	.	232,059
Fair value of non-employee stock options	-	-	-	-	323,250	-	323,250
Amortization of deferred consulting fees	-	-	-	20,683	-	-	20,683
Net loss	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	-	-	2,477,450	(1,474,241)	1,020,167

Issuance of shares of common stock	3,376,875	3,377	-	-	687,223	-	690,600
Fair value of non-employee stock options	-	-	-	-	94,000	-	94,000
Salary due to shareholder contributed capital	-	-	-	-	15,000	-	15,000
Return of shares of common stock related to purchase price
adjustment	(1,000,000)	(1,000)	-	-	(353,000)	-	(354,000)
Net loss	-	-			-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	-	2,920,673	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	-	1,387,109	-	1,409,621
Fair value of non-employee stock options	-	-	-	-	213,300		213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	-	23,857		24,000
Stock issuance costs	-	-	-	-	(49,735)		(49,735)
Net loss	-	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	-	4,495,204	(3,777,114)	760,080

Stock issuance costs	-	-	-	-	(25,000)	-	(25,000)
Fair value of non-employee stock options	-	-	-	-	493,600	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	-	939,881	-	958,481
Net loss	-	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	-	5,903,685	(5,183,620)	780,655

Fair value of non-employee stock options	-	-	-	-	286,762	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	-	102,000	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	-	6,292,447	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	-	215,463	-	215,463
Fair value of employee stock options	-	-	-	-	135,098	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	-	392,376	-	392,376
Exercise of warrants	5,550,000	5,550	-	-	49,950	-	55,500
Exercise of options	4,300,000	4,300	-	-	(3,870)	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	-	1,080	-	(120)
Issuance of shares for services	1,200,000	1,200			53,800		55,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	73,440	-	-	7,136,344	(8,057,448)	(847,664)

Fair value of non-employee stock options	-	-	-	-	47,692	-	47,692
Fair value of employee stock options	-	-	-	-	67,651	-	67,651
Recognition of beneficial conversion feature	-	-	-	-	375,000	-	375,000
Net loss for the year ended December 31, 2007	-	-	-	-		(1,117,334)	(1,117,334)

Balance at December 31, 2007	73,440,506	73,440	-	-	7,626,687	(9,174,782)	(1,474,655)

Fair value of non-employee stock options	-	-	-	-	28,752	-	28,752
Fair value of employee stock options	-	-	-	-	19,720	-	19,720
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	25,000		25,000
Net loss for the year ended December 31, 2008	-	-	-	-	-	(931,338)	(931,338)

Balance at December 31, 2008	73,440,506	73,440	-	-	7,700,159	(10,106,120)	(2,332,521)

Fair value of non-employee stock options	-	-	-	-	1,524	-	1,524
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	15,450		15,450
Issuance of shares for services	7,200,000	7,200	-	-	40,500	-	47,700
Shares issued for conversion of notes payable	48,750,000	48,750	-	-	263,291	-	312,041
Net loss for the year ended December 31, 2009	-	-	-	-	-	(694,910)	(694,910)

Balance at December 31, 2009	129,390,506	129,390	-	-	8,020,924	(10,801,030)	(2,650,716)

Fair value of non-employee stock options	-	-	-	-	364	-	364
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	20,143	-	20,143
Issuance of shares for services	25,950,000	25,950	-	-	182,650	-	208,600
Net loss for the year ended Decemberr 31, 2010	-	-	-	-	-	(721,841)	(721,841)

Balance at December 31, 2010	155,340,506	155,340	-	-	8,224,081	(11,522,871)	(3,143,450)

Issuance of shares for services	1,000,000	1,000	-	-	29,000	-	30,000
Contribution of common stock from related parties	(12,000,000)	-	(95,594)	-	95,594	-	-
Purchase of common stock for treasury	(17,795,903)	-	(17,795)	-	-	-	(17,795)
Sale of common stock	15,500,000	15,500	-	-	384,500	-	400,000
Issuance of shares for stock issuance costs	2,100,000	2,100	-	-	(2,100)	-	-
Stock issuance costs	-	-	-	-	(40,000)	-	(40,000)
Exercise of options	1,000,000	1,000		-	9,000	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	21,275	-	21,275
Fair value of employee stock options	-	-	-	-	47,658	-	47,658
Fair value of non-employee stock options	-	-		-	48,374	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	145,144,603	174,940	(113,389)	-	8,817,382	(12,187,984)	(3,309,051)

Net loss for the three months ended March 31, 2012	-	-	-	-	-	(235,605)	(235,605)

Balance at March 31, 2012	145,144,603	174,940	(113,389)	-	8,817,382	(12,423,589)	(3,544,656)

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows(Unaudited)

For the Period November 10, 1999 (Date of Inception) to March 31, 2012

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(6,705,988)	$(33,780)	$(55,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	—	—
Purchase of intangibles	(20,000)	—	—
Purchase of patent costs	(197,469)	—	—
Proceeds from sale of assets	6,738	—	—

Net cash used in investing activities	(246,480)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,491,447	—	—
Proceeds from exercise of stock options	242,369	—	—
Proceeds from issuance of stock options	15,000	—	—
Proceeds from exercise of warrants	55,500	—	—
Proceeds from issuance of notes	2,589,000	—	—
Repayments of notes	(196,500)	—	—
Payment for treasury stock	(17,795)	—	—
Debt issuance costs	(62,000)	—	—
Stock issuance costs	(144,760)	—	—

Net cash provided by financing activities	6,972,261	—	—

NET DECREASE IN CASH AND
CASH EQUIVALENTS	19,793	(33,780)	(55,427)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	53,573	77,330

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,793	$19,793	$21,903

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$39,440	$—	$563

Income taxes	$—	$—	$—

Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	—	—
Additional paid-in capital	(353,000)	—	—

Intangible assets	$(354,000)	$—	$—

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$—	$—

Proceeds from common stock sales applied directly
to debt and financing expenses repayment	$55,270	$—	$—

Fair value of warrants issued for deferred finance charges	$392,376	$—	$—

Fair value of stock issued for conversion of notes payable	$312,041	$—	$—

Fair value of beneficial conversion option	$400,000	$—	$—

Fair value of warrants issued as debt discount	$78,043	$—	$—

Issuance of common stock for stock issuance costs	$2,100	$—	$—

Issuance of options as stock cost for treasury stock	$5,594	$—	$—

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Comprehensive Income

The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive loss, comprehensive loss is equal to net loss.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments. The Company classifies the fair value of its notes payable and convertible debt within level 2 of the fair value hierarchy based on observable inputs used to estimate fair value.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2012 and 2011, common stock equivalents, including convertible debt, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Segment Information

The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues primarily in the gaming industry. In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by FASB ASC 280 can be found in the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Company adopted the provisions of this ASU, and the required changes in presentation and disclosure requirements have been included in the March 31, 2012 financial statements.  The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is in the development stage at March 31, 2012. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional debt financing or equity investment or achieve an adequate sales level.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 – PATENTS

The Company has five issued patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). Amortization expense for patents was $2,768 and $2,715 for the three months ended March 31, 2012 and 2011, respectively. Future estimated amortization for the remaining nine months ending December 31, 2012 is $8,000. Future estimated annual amortization over the next five years is approximately $11,000 per year for the years ending December 31, 2013 through 2017.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% annum during the extension period. In June 2011, the due date of $90,000 of these notes was extended to September 2013, $95,000 of the notes was extended to September 2014 and the due date of $596,500 of the notes was extended to September 2015. The interest rate associated with $762,500 of the extended notes in June 2011 is 10% per annum, while the remaining $19,000 is at 12% per annum. As of March 31, 2012 and December 31, 2011, the outstanding principal balance on these notes was $781,500. Accrued interest at March 31, 2012 and December 31, 2011 amounted to $541,298 and $521,665, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was $19,633 and $24,000, respectively.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares of common stock at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of March 31, 2012, the Company has received $70,000 for the exercise of 7,000,000 of the warrants.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

In June 2011, the noteholder of the $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Additionally, the noteholder agreed in writing to suspend its right to convert its notes until such time as the Company’s authorized shares have been increased. Remaining shares to be potentially issued under this convertible note issue are 26,250,000.

As of March 31, 2012 and December 31, 2011, the remaining principal balance on the notes was $140,000.  Accrued interest at March 31, 2012 and December 31, 2011 amounted to $68,250 and $64,750, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was $3,500 for both periods.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2012	December 31, 2012
Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity from April 2013 through September 2015	$561,000	$561,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable, interest at 25% per annum; principal and interest due September 2013	400,000	400,000
Less: Debt discount	(17,350)	(18,589)
	1,143,650	1,142,411
Less: Current portion	50,000	50,000
Long-term portion	$1,093,650	$1,092,411

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 - NOTES PAYABLE (Continued)

At March 31, 2012 and December 31, 2011, accrued interest on notes payable was $405,831 and $362,806, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was $43,025 and $44,650 respectively.

Private Placement of 8% Series A Notes Payable

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to six units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase two million shares of the Company’s common stock. During 2009, the Company sold four units, issued $200,000 of 8% Series A Notes Payable, issued eight million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold 0.5 units, issued $25,000 of 8% Series A Notes Payable, issued one million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable. For the three months ended March 31, 2011, amortization of deferred finance charges was $7,682. No amortization was recorded for the three months ended March 31, 2012, since the deferred finance charges were fully amortized as of December 31, 2011.

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated six million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the six million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances are being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable. As of March 31, 2012 and December 31, 2011, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $17,350 and $18,589, respectively. For the three months ended March 31, 2012 and 2011, accreted interest expense from the accretion of the debt discount was $1,239 and $4,910, respectively.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – NOTES PAYABLE (Continued)

Private Placement of 25% Notes Payable

In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 10 - Subsequent Events to these condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, interest, accruing to maturity the lenders are entitled to Bonus Interest equal to the following:

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

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over the life of the notes payable. For the three months ended March 31, 2012 and 2011, amortization of deferred finance charges was $4,313 for both periods.

Aggregate Maturities of Long-term Debt

Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

2012	50,000
2013	490,000
2014	95,000
2015	1,447,500
2016	-

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2012, there were 3,100,000 options that had been issued and exercised, 13,625,996 options that had been issued and were unexercised, and 1,274,004 options that were available to be issued under the Plan.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

 NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2011:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2011	15,385,996	$.0125 to $.20	$0.01

Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding, March 31, 2012	15,385,996	$.0125 to $.20	$0.01

Exercisable, March 31, 2012	15,385,996	$.0125 to $.20	$0.01

Weighted Average Remaining Life,
Exercisable, March 31, 2012 (years)	6.1

A summary of incentive stock option transactions for employees since December 31, 2011 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2011	6,390,000	$0.001250	$0.00125

Granted	—	—	—
Exercised	—	—	—
Expired/Returned	—	—	—

Outstanding, March 31, 2012	6,390,000	$0.00125	$0.00125

Exercisable, March 31, 2012	6,390,000	$0.00125	$0.00125

Weighted Average Remaining Life,
Exercisable, March 31, 2012	9.1

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2012 and December 31, 2011, five shareholders of the Company held $577,500 of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, two shareholders of the Company held $636,500 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer and President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $8,359 and $2,986, respectively, were incurred during the three months ended March 31, 2012 and 2011.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

During the three months ended March 31, 2012, the Company earned a substantial portion of its revenue from one customer in the amount of $12,000. At March 31, 2012, the amount due from this customer, included in trade accounts receivable, was $2,000. During the three months ended March 31, 2011, the Company earned a substantial portion of its revenue from two customers totaling $1,890 and $900, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Litigation Matters

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations. Settlement negotiations are ongoing.

Notes Payable Issuance

In April 2012, the Company raised $200,000 from a shareholder through the issuance of unsecured notes payable. The note accrues interest at 10% per annum. All principal and accrued interest are due to mature in one year from the date of issuance.

Options

In July 2012, the Company issued an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.05, with a term of ten years, to a consultant in exchange for future services.

Employment Agreement

The Chief Executive Officer’s employment agreement was extended to November 2017, with an increase in salary from $180,000 to $220,000 effective July 2012. In addition, the Company will continue to pay all ongoing expenses for the property location of the corporate headquarters, which is owned by the Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

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

Strategic Outlook

We believe that the security and authentication industries will continue to grow over time, especially as counterfeiting becomes easier with advances in technology. Within the market, we intend to provide our products to government bodies, and merchants in the consumer products, gaming and financial services industries.

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

Our primary strategic objective over the next 12-24 months is to raise additional financing in order to successfully market our products and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following discussion analyzes our results of operations for the three months ended March 31, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2012 and 2011

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended March 31, 2012 and 2011, we generated revenues of $13,740 and $2,790, respectively.  Our net loss increased $52,372 to $235,605 for the three months ended March 31, 2012 compared to $183,233 for the three months ended March 31, 2011, as a result of increased expenses as further described below.

Cost of Sales

For the three months ended March 31, 2012 and 2011, we incurred costs of sales of $2,036 and $373, respectively. The increase in cost of sales was consistent with the increase in revenue in 2012 compared to 2011.

Research and Development

Research and development expenses were $1,257 and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase in research and development expenses was due to the timing of research and development activities.

Legal and Accounting

Legal and accounting fees increased $80,378 to $90,347 for the three months ended March 31, 2012 from $9,969 for the three months ended March 31, 2011.  The professional fees were for legal, accounting and other professional services. The increase in legal and accounting fees is primarily related to a patent infringement lawsuit as well as for preparation of filings to bring the Company back into compliance with the filing requirement under the Exchange Act.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2012 were $48,308 as compared to $51,778 for the three months ended March 31, 2011, a decrease of $3,470.   The expenses consisted largely of expenses associated with marketing the new technology associated with the SecureLight patent issued in 2011.

General and Administrative

For the three months ended March 31, 2012 general and administrative expenses were $35,690, a decrease of $4,091 from $39,781 for the three months ended March 31, 2011.  The decrease resulted primarily from a decrease in insurance of $8,000 offset by an increase in occupancy costs of $5,000.

Interest Expense

During the three months ended March 31, 2012, we incurred interest expense of $71,707, as compared to $84,173 for the three months ended March 31, 2011. The decrease in interest expense directly correlates to the decrease in the interest rate negotiated for the extension of certain notes payable in June 2011.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $96,150.

Net cash used in operating activities for the three months ended March 31, 2012 was $33,780 compared to $55,427 for the three months ended March 31, 2011, a decrease of $21,647. The decrease in net cash used in operating activities is mainly related to an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $0 for the three months ended March 31, 2012 and 2011.

Net cash provided by financing activities was $0 for the three months ended March 31, 2012 and 2011.

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of senior secured convertible promissory notes. As of March 31, 2012, $781,500 of these notes were outstanding. In June 2011, the due dates on these notes were extended as follows: $90,000 in September 2013; $95,000 in September 2014; $596,500 in September 2015. The interest rate associated with $762,500 of the notes is 10% per annum, while the remaining $19,000 of the notes is at 12% per annum. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Accrued interest on these notes at March 31, 2012 amounted to $541,298.

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes. As of March 31, 2012, the outstanding principal balance on the notes was $140,000.  Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

In June 2011, the noteholder of the $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Additionally, the noteholder agreed in writing to suspend its right to convert its notes until such time as the Company’s authorized shares have been increased. Remaining shares to be potentially issued under this convertible note issue are 26,250,000.  Accrued interest on these notes at March 31, 2012 amounted to $68,250.

As of March 31, 2012, the Company has outstanding unsecured notes payable of $561,000, which bear interest at the rate of 10% per annum. During June 2011, the due date of these notes was extended to September 30, 2015. As of March 31, 2012, accrued interest on these notes payable amounted to $214,643.

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a warrant to purchase 2,000,000 shares of the Company’s common stock. The notes are unsecured. The Company sold 4.5 units under this private placement. As of March 31, 2012, $200,000 of these 8% Series A Notes Payable remain outstanding. In June 2011, $150,000 of the 8% Series A Notes Payable and the associated 6,000,000 warrants were extended to September 30, 2015. The remaining $50,000 was due in October 2011 and is currently past due. Accrued interest on the 8% Series A Notes Payable at March 31, 2012 amounted to $40,667.

In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Subsequent Events Note 10). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, interest, accruing to maturity the lenders are entitled to Bonus Interest equal to the following:

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

Accrued interest on these 25% notes payable at March 31, 2012 amounted to $150,521.

The Company is in the development stage. During the three months ended March 31, 2012, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and a significantly reduced sales and marketing program.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and qualitative Disclosures about market risk

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of the material weakness described below.

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

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES, INC.

Date: August 24, 2012 By: /s/ Norman A. Gardner

Norman A. Gardner

Chairman of the Board,

Chief Executive Officer,

and President

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFCER

PURSUANT TO RULES 13a-14a AND 15d-14a

OF THE SECURITIES AND EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Norman A. Gardner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LaserLock Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 24, 2012 By: /s/ Norman A. Gardner

Norman A. Gardner

Chief Executive Officer and Principal

Financial Officer

Exhibit 32.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

OF LASERLOCK TECHNOLOGIES, INC.

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q of LaserLock Technologies, Inc. (the "Company") for the period ended March 31, 2012, as filed with the Securities and Exchange Commission (the "Report"), I, Norman A. Gardner, Chief Executive Officer and Principal Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 24, 2012 /s/ Norman A. Gardner

Norman A. Gardner

Chief Executive Officer and Principal Financial Officer