Form 10-Q/A
period 2012-03-31
LASERLOCK TECHNOLOGIES INC
filed 2012-09-05
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

 The purpose of this Amendment No. 1 to LASERLOCK TECHNOLOGIES, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 27, 2012(the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

And for the Period November 10, 1999 (Date of Inception) to March 31, 2012

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	1900	2011	1900	2011

NET REVENUES
Sales	$457,866	$—	$—	$3,740	$900
Royalties	645,180	—	3,690	10,000	5,580

TOTAL NET REVENUE	1,103,046	—	3,690	13,740	6,480

COST OF SALES	426,984	—	—	2,036	373

GROSS PROFIT	676,062	—	3,690	11,704	6,107

OPERATING EXPENSES
Research and development	865,752	2,123	5,050	3,380	5,050
Patent costs	65,000	—	—	—	—
Legal and Accounting	1,431,821	79,462	34,630	169,809	44,599
Sales and Marketing	5,531,231	51,954	103,000	100,262	154,778
General and administrative	3,807,542	35,297	91,381	70,987	131,162
Total operating expenses	11,701,346	168,836	234,061	344,438	335,589

LOSS BEFORE OTHER INCOME	(11,025,284)	(168,836)	(230,371)	(332,734)	(329,482)

OTHER INCOME (EXPENSE)
Interest income	63,664	1	7	1	58
Interest expense	(2,065,019)	(80,251)	(84,295)	(151,958)	(168,468)
Gain on debt forgiveness	184,242	—	184,242	—	184,242
Gain on disposition of assets	4,722	—	—	—	—
	(1,812,391)	(80,250)	99,954	(151,957)	15,832

LOSS BEFORE INCOME TAX BENEFIT	(12,837,675)	(249,086)	(130,417)	(484,691)	(313,650)

INCOME TAX BENEFIT	(165,000)	—	—	—	—

NET LOSS	$(12,672,675)	$(249,086)	$(130,417)	$(484,691)	$(313,650)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		145,144,603	138,343,237	145,144,603	147,008,538

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

LASERLOCK TECHNOLOGIES, INC.

Date:September 5, 2012 By: /s/ Norman A. Gardner

Norman A. Gardner

Chairman of the Board,

Chief Executive Officer,

and President