Form 10-Q/A
period 2012-06-30
LASERLOCK TECHNOLOGIES INC
filed 2012-09-13
CIK 1104038

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,144,603 shares of common stock outstanding at August 13, 2012.

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

LASERLOCK TECHNOLOGIES, INC.

Date: September 13, 2012 By: /s/ Norman A. Gardner

Norman A. Gardner

Chairman of the Board,

Chief Executive Officer,

and President