Form 10-Q
period 2012-09-30
LASERLOCK TECHNOLOGIES INC
filed 2012-10-31
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,144,603 shares of common stock outstanding at October 31, 2012.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)	3 - 7

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	8 - 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	10 - 19

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,833	$53,573
Accounts receivable, net of allowance of $0 at September 30, 2012 and December 31, 2011	3,473	-
Inventory	31,554	35,137
Deferred finance charges	1,063	13,625
Prepaid expenses	-	117,760

TOTAL CURRENT ASSETS	99,923	220,095

PROPERTY AND EQUIPMENT
Capital equipment	32,604	32,604
Less accumulated depreciation	32,604	32,604
	-	-

Patent costs, net of accumulated amortization of $87,179 and $78,851 as of September 30, 2012 and December 31, 2011	112,696	118,618

TOTAL ASSETS	$212,619	$338,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,882,437	$1,583,853
Notes payable	740,000	50,000

TOTAL CURRENT LIABILITIES	2,622,437	1,633,853

LONG-TERM LIABILITIES
Senior secured convertible notes payable	781,500	781,500
Convertible notes payable	140,000	140,000
Notes payable, net of discount of $14,872 and $18,589 as of September 30, 2012 and December 31, 2011	606,128	1,092,411

TOTAL LONG-TERM LIABILITIES	1,527,628	2,013,911

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $ .001 par value; 175,000,000 shares authorized; 174,940,506 shares issued and 145,144,603 outstanding at September 30, 2012 and December 31, 2011	174,940	174,940

Additional paid in capital	8,829,020	8,817,382

Treasury stock, at cost (29,795,903 shares at September 30, 2012 and December 31, 2011)	(113,389)	(113,389)

Deficit accumulated during the development stage	(12,828,017)	(12,187,984)

STOCKHOLDERS’ DEFICIT	(3,937,446)	(3,309,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,619	$338,713

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to September 30, 2012

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2012	2011	2012	2011

NET REVENUES
Sales	$461,155	$3,289	$-	$7,029	$900
Royalties	645,180	-	2,404	10,000	7,984

TOTAL NET REVENUE	1,106,335	3,289	2,404	17,029	8,884

COST OF SALES	429,031	2,047	-	4,083	373

GROSS PROFIT	677,304	1,242	2,404	12,946	8,511

OPERATING EXPENSES
Research and development	866,245	493	1,000	3,873	6,050
Patent costs	65,000	-	-	-	-
Legal and Accounting	1,436,370	4,549	3,500	174,358	48,099
Sales and Marketing	5,586,694	55,463	51,274	155,725	206,052
General and administrative	3,826,453	18,911	28,289	89,898	159,451
Total operating expenses	11,780,762	79,416	84,063	423,854	419,652

LOSS BEFORE OTHER INCOME	(11,103,458)	(78,174)	(81,659)	(410,908)	(411,141)

OTHER INCOME (EXPENSE)
Interest income	63,664	-	-	1	58
Interest expense	(2,142,187)	(77,169)	(82,940)	(229,126)	(251,408)
Gain on debt forgiveness	184,242	-	-	-	184,242
Gain on disposition of assets	4,722	-	-	-	-
	(1,889,559)	(77,169)	(82,940)	(229,125)	(67,108)

LOSS BEFORE INCOME TAX BENEFIT	(12,993,017)	(155,343)	(164,599)	(640,033)	(478,249)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	$(12,828,017)	$(155,343)	$(164,599)	$(640,033)	$(478,249)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		145,144,603	145,144,603	145,144,603	146,387,227

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
For the Period November 10, 1999 (Date of Inception) to September 30, 2012

						Deficit
	Common					Accumulated
	Stock			Deferred	Additional	During the
	Number of		Treasury	Consulting	Paid-In	Development
	Shares	Amount	Stock	Fees	Capital	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$-	$-	$16,595	$-	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	-	-	35,728	-	36,960
Issuance of shares of common stock	2,090,000	2,090	-	-	60,610	-	62,700
Stock issuance costs	-	-	-	-	(13,690)	-	(13,690)
Net loss	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	-	-	99,243	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	-	-	921,050	-	926,500
Issuance of shares of common stock in exchange for services	240,000	240	-	(40,800)	40,560	-	-
Stock issuance costs	-	-	-	-	(16,335)	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	-	50,350	-	50,350
Amortization of deferred consulting fees	-	-	-	20,117	-	-	20,117
Net loss	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	-	(20,683)	1,094,868	(421,942)	665,533

Issuance of shares of common stock	217,500	218	-	-	77,723	-	77,941
Issuance of shares of common stock and stock options for acquisition of subsidiary	2,000,000	2,000	-	-	736,000	-	738,000
Issuance of stock options	-	-	-	-	15,000	-	15,000
Exercise of options	1,450,368	1,450	-	-	230,609	.	232,059
Fair value of non-employee stock options	-	-	-	-	323,250	-	323,250
Amortization of deferred consulting fees	-	-	-	20,683	-	-	20,683
Net loss	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	-	-	2,477,450	(1,474,241)	1,020,167

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2012

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2012

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2012

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) (Continued)
For the Period November 10, 1999 (Date of Inception) to September 30, 2012

						Deficit
	Common					Accumulated
	Stock			Deferred	Additional	During the
	Number of		Treasury	Consulting	Paid-In	Development
	Shares	Amount	Stock	Fees	Capital	Stage	Total
Issuance of shares for services	1,000,000	1,000	-	-	29,000	-	30,000
Contribution of common stock from related parties	(12,000,000)	-	(95,594)	-	95,594	-	-
Purchase of common stock for treasury	(17,795,903)	-	(17,795)	-	-	-	(17,795)
Sale of common stock	15,500,000	15,500	-	-	384,500	-	400,000
Issuance of shares for stock issuance costs	2,100,000	2,100	-	-	(2,100)	-	-
Stock issuance costs	-	-	-	-	(40,000)	-	(40,000)
Exercise of options	1,000,000	1,000		-	9,000	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	21,275	-	21,275
Fair value of employee stock options	-	-	-	-	47,658	-	47,658
Fair value of non-employee stock options	-	-		-	48,374	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	145,144,603	174,940	(113,389)	-	8,817,382	(12,187,984)	(3,309,051)

Fair value of non-employee stock options	-	-		-	11,638	-	11,638
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(640,033)	(640,033)

Balance at September 30, 2012	145,144,603	$174,940	$(113,389)	$-	$8,829,020	$(12,828,017)	$(3,937,446)

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to September 30, 2012)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(6,859,542)	$(187,334)	$(241,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,749)	-	-
Purchase of intangibles	(219,875)	(2,406)	(1,440)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(248,886)	(2,406)	(1,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,491,447	-	400,000
Proceeds from exercise of stock options	242,369	-	10,000
Proceeds from issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	55,500	-	-
Proceeds from issuance of notes payable	2,789,000	200,000	-
Repayments of notes payable	(196,500)	-	(58,500)
Payment for treasury stock	(17,795)	-	(17,795)
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	(40,000)

Net cash provided by financing activities	7,172,261	200,000	293,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	63,833	10,260	50,976

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	53,573	77,330

CASH AND CASH EQUIVALENTS - END OF PERIOD	$63,833	$63,833	$128,306

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to September 30, 2012

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2012	2011

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$39,440	$-	$5,245

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable	$312,041	$-	$-

Fair value of beneficial conversion option	$400,000	$-	$-

Fair value of warrants issued as debt discount	$78,043	$-	$21,275

Issuance of common stock for stock issuance costs	$2,100	$-	$2,100

Issuance of options as stock cost for treasury stock	$5,594	$-	$5,594

See the accompanying notes to the condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiaries
 (A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.  The Company classifies the fair value of its notes payable and convertible debt within level 2 of the fair value hierarchy based on observable inputs used to estimate fair value.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2012 and 2011, common stock equivalents, including convertible debt, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Segment Information
The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues primarily in the gaming industry. In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by FASB ASC 280 can be found in the consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to AchieveCommon Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Company adopted the provisions of this ASU, and the required changes in presentation and disclosure requirements have been included in the September 30, 2012 condensed consolidated financial statements.  The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during its development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has focused on developing and implementing our business plan. The Company has not recently paid salaries to management and is utilizing subcontractors on a work for hire basis to continue the operations of the Company. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company intends to raise funds through the issuance of debt and equity securities. The issuance of additional equity would result in dilution to the existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon its the business plan or pay costs and expenses as they are incurred, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company is in the development stage at September 30, 2012. Successful completion of the Company’s development program and, ultimately the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional debt financing or equity investment or achieve an adequate sales level.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 3 – PATENTS

The Company has five issued patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). Amortization expense for patents was $2,768 and $8,328 for the three and nine months ended September 30, 2012, respectively. Amortization expense for patents was $2,731 and $8,162 for the three and nine months ended September 30, 2011, respectively. Future estimated annual amortization for the remaining three months ending December 31, 2012 is approximately $3,000. Future estimated annual amortization over the next five years is approximately $11,000 per year for the years ending December 31, 2013 through 2017.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% per annum during the extension period. In June 2011, the due date of $90,000 of the notes was extended to September 2013, $95,000 of the notes was extended to September 2014 and the due date of $596,500 of the notes was extended to September 2015. The interest rate associated with $762,500 of the extended notes in June 2011 is 10% per annum, while the remaining $19,000 is at 12% per annum. As of September  30, 2012 and December 31, 2011, the outstanding principal balance on these notes was $781,500. Accrued interest at September 30, 2012 and December 31, 2011 amounted to $580,563 and $521,665, respectively. Interest expense for the three and nine months ended September 30, 2012 was $19,633 and $58,898, respectively. Interest expense for the three and nine months ended September 30, 2011 was $21,763 and $69,763, respectively.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares of common stock at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of September 30, 2012, the Company has received $70,000 for the exercise of 7,000,000 of the warrants.

In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of the notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized when the triggering event occurs and the contingency is resolved.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

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

In June 2011, the noteholder of the $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Additionally, the noteholder agreed in writing to suspend its right to convert its note until such time as the Company’s authorized shares have been increased. Remaining shares to be potentially issued under this convertible note issue are 26,250,000.

As of September 30, 2012 and 2011, the remaining principal balance on the notes is $140,000.  Accrued interest at September 30, 2012 and December 31, 2011 amounted to $75,250 and $64,750, respectively. Interest expense for the three and nine months ended September 30, 2012 and 2011 was $3,500 and $10,500 for both periods, respectively.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2012	December 31, 2011

Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity from April 2013 through September 2015	$761,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	400,000	400,000

Less: Debt discount	(14,872)	(18,589)
	1,346,128	1,142,411

Less: Current portion	740,000	50,000
Long-term portion	$606,128	$1,092,411

At September 30, 2012 and December 31, 2011, accrued interest on notes payable was $506,256 and $362,806, respectively. Interest expense for the three and nine months ended September 30, 2012 was $48,858 and $143,450, respectively. Interest expense for the three and nine months ended September 30, 2011 was $39,546 and $126,138, respectively.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE (Continued)

Private Placement of 8% Series A Notes Payable
In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold .5 units, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable. For the three and nine months ended September 30, 2011, amortization of deferred finance charges was $3,550 and $10,649, respectively. No amortization was recorded for the three and nine months ended September 30, 2012, since the deferred finance charges were fully amortized as of December 31, 2011.

In June 2011, the maturity date on $150,000 of the 8% Series A Notes Payable and the term on the associated 6 million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6 million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances are being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable. As of September 30, 2012 and December 31, 2011, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $14,872 and $18,589, respectively. For the three and nine months ended September 30, 2012, interest expense from the accretion of the debt discount was $1,239 and $3,717, respectively. For the three and nine months ended September 30, 2011, interest expense from the accretion of the debt discount was $6,149 and $16,176, respectively.

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

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE (Continued)

d.	The next $1 million realized by the Company shall be allocated 90% to the Company and 10% to the Lenders.
e.	The next $1 million realized by Company shall be allocated 85% to Company and 15% to Lenders.
f.	All remaining proceeds realized by Company shall be allocated 80% to Company and 20% to Lenders.

The Lenders have a security interest in the Company’s patent infringement claim in which the Lender has the right to the net proceeds of this lawsuit to satisfy outstanding principal and interest under the notes.

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over the life of the notes payable.  For the three and nine months ended September 30, 2012, amortization of deferred finance charges was $3,937 and $12,562, respectively.   For the three and nine months ended September 30, 2011, amortization of deferred finance charges was $4,313 and $12,938, respectively.

Aggregate Maturities of Long-term Debt
Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

2012	$50,000
2013	690,000
2014	95,000
2015	1,447,500
2016	-

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2012, there are 3,100,000 options that have been issued and exercised, 13,825,996 options that have been issued and are unexercised, and 1,074,004 options that are available to be issued under the Plan.

The Plan is administered by a committee of the Board of Directors (“Stock Option Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

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

On July 16, 2012, the Company issued an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a consultant. The fair value of options issued was $11,638.The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133%, risk-free interest rate of 1.5% and expected option life of ten years. These options granted were fully vested as of the date of the agreement. As a result, the Company recorded $11,638 of consulting expense for the three and nine months ended September 30, 2012.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2011:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2011	15,385,996	$.00125 to $.20	$0.01

Granted	200,000	0.05	0.05
Exercised	-	-	-
Expired	-	-	-

Outstanding, September 30, 2012	15,585,996	$.00125 to $.20	$0.01

Exercisable, September 30, 2012	15,585,996	$.00125 to $.20	$0.01

Weighted Average Remaining Life, Exercisable, September 30, 2012 (years)	5.9

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2011 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	-	-	-
Exercised	-	-	-
Expired/Returned	-	-	-

Outstanding, September 30, 2012	6,390,000	$0.00125	$0.00125

Exercisable, September 30, 2012	6,390,000	$0.00125	$0.00125

Weighted Average Remaining Life, Exercisable, September 30, 2012 (years)	8.6

All employee option holders have agreed in writing to suspend their right to exercise their outstanding options until such time as the Company’s authorized shares have been increased. No consideration was required to be paid to the employee option holders resulting from this agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2012 and December 31, 2011, four shareholders of the Company held $357,500 of the senior secured convertible notes payable.

At September 30, 2012, two shareholders of the Company held $761,000 of unsecured notes payable. At December 31, 2011, one shareholder of the Company held $561,000 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer and President. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $9,360 and $24,523 were incurred during the three and nine months ended September 30, 2012, respectively. Occupancy costs for the three and nine months ended September 30, 2011 were $1,857 and $7,760, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

During the nine months ended September 30, 2012 and 2011, the Company earned a substantial portion of its revenue from one customer. During the nine months ended September 30, 2012 and 2011, revenue from this customer aggregated $13,075 and $7,984, respectively .  At September 30, 2012 and 2011, the amount due from this customer included in trade accounts receivable was $1,135 and $0, respectively.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements

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

NOTE 11 – SUBSEQUENT EVENTS

Effective October 8, 2012, the Company entered into a three year agreement with Norman Gardner as Vice Chairman of the Board and Chief Executive Officer of the Company  with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to Mr. Gardner to purchase 5% of the shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 millon.

Effective October 16, 2012, the Company entered into a three year agreement with Neil Alpert as President and Chief Operating Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to Mr. Alpert to purchase 5% of the shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.

In October 2012, the Company entered into an agreement with a related party noteholder whereby $250,000 of the 25% Notes Payable and $200,000 of the unsecured notes payable plus accrued interest on these notes payable of $131,565 will be fully satisfied in exchange for the issuance of 12,923,622 shares of the Company’s common stock ($.045 per share).

In October 2012, the Company completed a private placement equity offering in which $250,000 was received in exchange for 5,555,556 shares of the Company’s common stock and warrants to purchase 5,555,556 shares of Company’s common stock at an exercise price of $.10 per share with a term of 3 years.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

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

We believe that the technologies we own will enable businesses to reconstruct their overall approaches to corporate security from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

We have filed a total of five patent applications relating to our technology, which have all been issued. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications and we are attempting to commercialize these opportunities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following discussion analyzes our results of operations for the three months ended September 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended September 30, 2012 and 2011

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended September 30, 2012 and 2011, we generated net revenues of $3,289 and $2,404, respectively.  Our net loss decreased $9,256 to $155,343 for the three months ended September 30, 2012 compared to $164,599 for the three months ended September 30, 2011, as a result of reductions in expenses as further described below.

Cost of Sales

For the three months ended September 30, 2012 and 2011, we incurred costs of sales of $2,047 and $0. There were no ink sales in 2011 (only royalties), thus no cost of sales was recorded in 2011.

Research and Development

Research and development expenses were $493 and $1,000, respectively, for the three months ended September 30, 2012 and 2011, a decrease of $507. The decrease in research and development expenses was due to the timing of research and development activities.

Legal and Accounting

Legal and accounting fees increased $1,049 to $4,549 for the three months ended September 30, 2012 from $3,500 for the three months ended September 30, 2011.   The increase in legal and accounting fees in 2012 was primarily related to preparation of filings to bring the Company back into compliance with the filing requirement under the Exchange Act.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2012 were $55,463 as compared to $51,274 for the three months ended September 30, 2011, an increase of $4,189.   The expenses consisted largely of expenses for marketing the new technology associated with the SecureLight patent issued in 2011. The increase resulted from a more active marketing program in 2012.

General and Administrative

For the three months ended September 30, 2012 general and administrative expenses were $18,911, a decrease of $9,378 from $28,289 for the three months ended September 30, 2011.  The decrease resulted primarily from a decrease in consulting expenses incurred when compared to the prior year.

Interest Expense

During the three months ended September 30, 2012, the Company incurred interest expense of $77,169, as compared to $82,940 for the three months ended September 30, 2011, a decrease of $5,771. The decrease in interest expense directly correlates to the decrease in the interest rate negotiated for the extension of certain notes payable in June 2011.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following discussion analyzes our results of operations for the nine months ended September 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2012 and 2011

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the nine months ended September 30, 2012 and 2011, we generated net revenues of $17,029 and $8,884, respectively.  Our net loss increased $161,784 to $640,033 for the nine months ended September 30, 2012 compared to $478,249 for the nine months ended September 30, 2011, as a result of increased expenses in 2012 and a gain on debt forgiveness of $184,242, which was recorded in 2011 and is further described below.

Cost of Sales

Cost of sales increased $3,710 to $4,083 for the nine months ended September 30, 2012 compared to $373 for the nine months ended September 30, 2011. The increase in cost of sales was due to an increase in the sale of ink and penlights in 2012 compared to 2011.

Research and Development

Research and development expenses were $3,873 and $6,050, respectively, for the nine months ended September 30, 2012 and 2011, a decrease of $2,177. The decrease in research and development expenses was due to the timing of researching and development activities.

Legal and Accounting

Legal and accounting fees increased $126,259 to $174,358 for the nine months ended September 30, 2012 from $48,099 for the nine months ended September 30, 2011.   The increase in legal and accounting fees in 2012 was primarily related to a patent infringement lawsuit as well as for preparation of filings to bring the Company back into compliance with the filing requirement under the Exchange Act.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2012 were $155,725 as compared to $206,052 for the nine months ended September 30, 2011, a decrease of $50,327.   The expenses consisted largely of expenses associated with marketing the new technology associated with the SecureLight patent issued in 2011 and were reduced in 2012 as a result of cost conservation measures.

General and Administrative

For the nine months ended September 30, 2012 general and administrative expenses were $89,898, a decrease of $69,553 from $159,451 for the nine months ended September 30, 2011.  The decrease resulted primarily from decreases in consulting expenses of $41,000, insurance expense of $13,000 and payroll expenses of $46,000 related to share based compensation, offset by increases in occupancy costs of $15,000, miscellaneous expenses of $5,000 and office expenses of $11,000.

Interest Expense

During the nine months ended September 30, 2012, the Company incurred interest expense of $229,126, as compared to $251,408 for the nine months ended September 30, 2011, a decrease of $22,282. The decrease in interest expense directly correlates to the decrease in the interest rate negotiated for the extension of certain notes payable in June 2011.

Gain on Debt Forgiveness

During the nine months ended September 30, 2011, the Company received a benefit of $184,242 in debt forgiveness, as compared to $0 for the nine months ended September 30, 2012. This gain on debt forgiveness was the result of management’s negotiation with a vendor in the second quarter of 2011 to forgive amounts due that vendor.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $388,117.

Net cash used in operating activities for the nine months ended September 30, 2012 decreased to $187,334 from $241,289 for the nine months ended September 30, 2011 a decrease of $53,955. The decrease in net cash used in operating activities is mainly related to increases in accounts payable and accrued expenses and a decrease in prepaid expenses.

Net cash used in investing activities, consisting of patent costs, was $2,406 for the nine months ended September 30, 2012. Investing activities for the nine months ended September 30, 2011, consisting of patent costs, was $1,440.

Net cash provided by financing activities was $200,000 and $293,705, respectively, for the nine months ended September 30, 2012 and 2011. The net cash provided by financing activities for the nine months ended September 30, 2012 was a result of additional debt financing of $200,000 obtained during the three months ended June 30, 2012. The net cash provided by financing activities for the nine months ended September 30, 2011 relates to $410,000 in proceeds received from the issuance of common stock and exercise of stock options, offset by payments of stock issuance costs of $40,000, repayments of notes payable of $58,500 and payment for treasury stock of $17,795.

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of senior secured convertible promissory notes. As of September 30, 2012, $781,500 of these notes was outstanding. In June 2011, the due dates on these notes were extended as follows: $90,000 in September 2013; $95,000 in September 2014; $596,500 in September 2015. The interest rate associated with $762,500 of the notes is 10% per annum, while the remaining $19,000 of the notes is at 12% per annum. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Accrued interest on these notes at September 30, 2012 amounted to $580,563.

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes. As of September 30, 2012, the outstanding principal balance on the notes was $140,000.  Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. The Notes are unsecured.

In June 2011, the noteholder of the $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Additionally, the noteholder agreed in writing to suspend its right to convert its notes until such time as the Company’s authorized shares have been increased. Remaining shares to be potentially issued under this convertible note issue are 26,250,000.  Accrued interest on these notes at September 30, 2012 amounted to $75,250.

As of September 30, 2012, the Company has outstanding unsecured notes payable of $761,000, which bear interest at the rate of 10% per annum. In April 2012, $200,000 of these notes were issued with a maturity date of April 2013. During June 2011, the due date of $561,000 of these notes was extended to September 30, 2015. As of September 30, 2012, accrued interest on these notes payable amounted to $251,861.

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a warrant to purchase 2,000,000 shares of the Company’s common stock. The notes are unsecured. The Company sold 4.5 units under this private placement. As of September 30, 2012, $200,000 of these 8% Series A Notes Payable remain outstanding. In June 2011, $150,000 of the 8% Series A Notes Payable and the associated 6,000,000 warrants were extended to September 30, 2015. The remaining $50,000 was due in October 2011 and is currently past due. Accrued interest on the 8% Series A Notes Payable at September 30, 2012 amounted to $48,667.

In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Contingencies Note 10 to the condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

a.	First monies realized by the Company from its share of the net proceeds of the lawsuit shall be allocated and paid to the Lender until the principal and base interest accruing has been fully paid.

b.	The next monies from the net proceeds of the litigation settlement will be paid to the Company to reimburse for out-of-pocket legal costs related to the lawsuit.

c.	The next $825,000 of proceeds will be split 50%/50% between the Company and the Lenders.

d.	The next $1 million realized by the Company shall be allocated 90% to the Company and 10% to the Lenders.

e.	The next $1 million realized by the Company shall be allocated 85% to Company and 15% to Lenders.

f.	All remaining proceeds realized by the Company shall be allocated 80% to Company and 20% to Lenders.

Accrued interest on these 25% notes payable at September 30, 2012 amounted to $205,729.

In October 2012, the Company entered into an agreement with a related party noteholder whereby $250,000 of the 25% Notes Payable and $200,000 of the unsecured notes payable plus accrued interest on these notes payable of $131,565 will be fully satisfied in exchange for the issuance of 12,923,622 shares of the Company’s common stock ($.045 per share).

In October 2012, the Company completed a private placement equity offering in which $250,000 was received in exchange for 5,555,556 shares of the Company’s common stock and warrants to purchase 5,555,556 shares of Company’s common stock at an exercise price of $.10 per share with a term of 3 years.

The Company is in the development stage. During the nine months ended September 30, 2012, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and a significantly reduced sales and marketing program.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, because of the material weakness described below.

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

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LASERLOCK TECHNOLOGIES, INC.

Date: October 31, 2012	By:	/s/ Norman A. Gardner
Norman A. Gardner Chairman of the Board, Chief Executive Officer, and President