Form 10-K
period 2012-12-31
LASERLOCK TECHNOLOGIES INC
filed 2013-04-01
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ or No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $2,656,351 as of June 30, 2012 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

     The registrant had 230,594,219 shares of common stock outstanding as of the close of business on March 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

LASERLOCK TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT
Years Ended December 31, 2012 and 2011

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.   BUSINESS.

General Development

LaserLock Technologies, Inc. (the "Company," "we," "us" or "our") was incorporated in Nevada on November 10, 1999.  Our principal offices are located at 837 Lindy Lane, Bala Cynwyd, Pennsylvania 19004, and our telephone number is (610) 668-1952.

We are a development stage company.

Following initial development and commercialization, the Company invested in developing new proprietary color shifting inks that it believed would allow it to penetrate broader markets and result in increased revenues. During the past eight years, the Company has refined its technologies and their applications and now has what it believes to be one of the most cost effective and efficient authentication technologies available. Its most recent technology takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in numerous potential new applications ranging from credit cards to drivers licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates the Company’s technology cannot be copied and/or reproduced on a color copier or color scanner.

We are a security technology company that delivers product and document authentication. We plan to develop and market technologies in a variety of applications in the security fields.

We believe that the technologies we own will have applications in various aspects of corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries including gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

Overview

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

Anti-Counterfeiting Technologies and Products

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents and products. Currency, lottery tickets, gift certificates, credit cards, event and transportation tickets, casino slot tickets, and travelers’ checks are all susceptible to counterfeiting. We believe that losses from such counterfeiting have increased substantially with improvements in counterfeiting technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

We believe that our document authentication technologies may be useful to businesses desiring to authenticate a wide variety of printed materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) an inkjet ink technology, which allows invisible codes to be printed, and (3) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because our laser and color shifting technologies will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a “second” rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit from the genuine. Other possible variations of our laser-based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner that permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

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

With the advent of the digital age, including the color copier and other new technologies and templates available on the web, thieves and forgers have been able to make nearly identical copies of almost any printed item which has resulted in major financial losses to business and, importantly, has compromised security at critical installations.

One particular problem is that criminal and civil penalties for forgery, fraud, and counterfeiting are relatively light and many of those engaging in such activities are overseas and far from the reach of U.S. law enforcement. Therefore, the affected industries have little choice other than to make their products more formidable, often with multiple layers of defense, adopting what is known as multifactor authentication strategies.

While some currency and credit cards have introduced holograms, seals, and embedded strips in order to add a level of protection, most such methodologies are expensive and, in some cases, time-consuming in the production process. In other instances, such as when printing cigarette tax stamps or hundreds of millions of pieces used in a popular restaurant chain’s contest game pieces, the authentication process must be extremely inexpensive and easy to use or it will be rejected. There is no commercially viable way, for example, that a hologram, costing around five cents a copy, can be introduced to verify tax stamps. More than half the national currencies in the world, moreover, lack even one layer of protection and can easily be counterfeited.

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

In 2010, losses by companies and governments globally from counterfeiting and diversion ranged from $500 billion to as high as $1 trillion annually. The International Anti-Counterfeiting Coalition (IACC) estimates losses of over $600 billion in 2010, up from $150 billion in 2008.

According to the 2012 Special 301 report prepared and released by United States Trade Representative Ambassador Mark Kirk, “Another notable trend involves shipping counterfeit products separately from labels and packaging to evade enforcement efforts. For example, infringers in Russia reportedly import unbranded products, package these products with unauthorized packaging materials bearing the right holder’s trademarks, and subsequently export the products to various countries.”

The industry is segmented into four general categories:

1.	Optical technologies - use of light, i.e. holograms;
2.	Electronic - magnetic strips and smart cards;
3.	Biotechnologies - uses characteristics of biological proteins such as antibodies, enzymes and DNA; and
4.	Chemical technologies - include photochromic (light-reactive) and thermochromic (heat-reactive) inks.

We operate in the chemical technologies and security ink sectors of the industry. Products in this industry, when exposed to either heat or light, change color, and when exposed again the color reverts to the original. Generally, the effect is reversible as often as required. Inks have also been developed that are invisible to the human eye but which can be read by bar-code scanners. These have been used in the fragrance and pharmaceutical industries to authenticate products. Other reactive inks change color when brought into contact with specific substances, for example, ink from a felt-tipped pen.

In April 2010, the United States Government Accounting Office (the “GAO”) issued a report to Congress entitled, “INTELLECTUAL PROPERTY Observations on Efforts to Quantify the Economic Effects of Counterfeit and Pirated Goods.” In that report the GAO estimated that the total economic value of intellectual property seizures by Customs and Border Protection during 2004 to 2009 was $1.12 billion. This was based only on imported goods and not goods produced in the United States.

The Organization for Economic Cooperation and Development estimates that the value of counterfeiting losses to its members is approximately $250 billion per year.  They also concluded that millions of consumers are risking their lives unknowingly by using unsafe and ineffective counterfeit products.

The mislabeling of foodstuffs caused thousands of Chinese babies to become sick in 2008 after drinking milk formula contaminated with melamine, which is normally used in plastics and banned from use in food.  The chemical is used as an additive to watered-down milk in order to appear higher in protein when tested.  This was reported by the United Nations Office on Drugs and Crime.

The Opportunity

As counterfeiting continues to increase and losses to manufacturers and owners having their intellectual property rights compromised continue to escalate, we believe that such compromised entities will seek better technologies to minimize their exposure. These technologies, however, must also be cost effective.

Our Solution

In the area of document and product authentication and serialization, we offer the following products:

1. RainbowSecure™
2. LaserXpose™
3. InkJetSecure™
4. SecurDox™™™
5. SecureLight™ and SecureLight+™

RainbowSecure™ Technology. This was the Company’s first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. It has been widely accepted in the gaming industry where the technology is used by casinos to protect their chips, dice, and playing cards from fraud. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure™ is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, and are not interested in outside public verification. The technology is also appropriate for anti-counterfeit protection of tags and labels in the apparel industry, where it can be applied to a variety of different materials.

LaserXpose™ Technology. This is an innovative patented technology which combines overt and covert anti-counterfeiting technology in one printing ink. It offers customers the ability to have two layers of security within a product while not having to disclose the covert feature if desired. It also is easily applied on most commercial printing presses.

InkJetSecure™ Technology. This technology involves an innovative method for coating pigments so that they can be used in high-speed continuous inkjet printers without clogging the submicron nozzles of the printers. The application for InkJetSecure™ is to invisibly mark and track individual products through the distribution chain where products are often illegally diverted. The technology is utilized in combination with proprietary tracking software.

SecurDox. The market for “Security on Demand” printing of documents with SecurDox on a standard desktop inkjet printer is large and growing. The Company’s patent for aqueous ink, which was issued in 2004, enables the printing of selective information invisibly on a desktop bubblejet printer, using a water-based secure inkjet cartridge. The information can then be activated on-demand.

SecureLight™ Technology. Following development and commercialization the Company invested in developing new proprietary color shifting inks that could penetrate broader markets and result in far greater revenues. During the past eight years, the Company has refined its technologies and their applications, and now has what is believed to be the easiest, most cost effective and efficient authentication technologies available in the world today. Its most recent technology, known as SecureLight™, takes advantage of the now ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to drivers licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates SecureLight™ ink cannot be copied and/or reproduced on a color copier or color scanner.  In 2013, the Company filed for patent protection for an enhanced version of SecureLight technology, called SecureLight+™.

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

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible.  Since January 2013, the Company has filed provisional applications for three new patents. When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a life span of 20 years from the date of application depending on the relevant jurisdiction, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

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

In October 2010, the Company filed suit in the Western District of Pennsylvania, alleging that a company had infringed on one of the Company’s patents in the manufacture of game pieces. On June 4, 2012 both companies filed a stipulation to dismiss the action, without prejudice, and enter into settlement negotiations.  Settlement negotiations are ongoing.

Research and Development

We have been involved in research and development, or R&D, since our inception and intend to continue our R&D activities, funds permitting. We hope to expand our technology into new areas of implementation and to develop unique customer applications.

For the period from inception at November 10, 1999 to December 31, 2012, we incurred costs of $867,792 on R&D. For the years ended December 31, 2012 and 2011, we incurred costs of $5,420 and $9,081.

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

In January 2010, the Bureau of Engraving and Printing (the “Bureau”) believed the color pigment market was estimated to be worth $2.6 billion per year, of which the color-shifting segment is valued between $55 million and $235 million annually, based on a relatively limited number of products and applications. A more realistic estimate suggests that the color-shifting pigment market will be worth several billion dollars a year within ten years, predicated on anticipated new security applications and demand for greater low-cost counterfeiting protection.

As the number of pharmaceutical drugs continues to increase, the pharmaceutical market has the potential to be worth millions in revenue for LaserLock Technologies, Inc. as the Company provides what is believed to be the most cost-effective anti-counterfeiting solution in the industry.

A hologram, by contrast, costs approximately 5 cents, or more than 17 times as much. Similarly, security threads, seals, and other methodologies for protecting currency are all more expensive than color shifting inks. In the U.S. there are more than 650 million credit cards as well as 488 million debit cards, many of which currently have holograms embedded in them. Should Visa and MasterCard use the Company’s product instead of a 5 cent hologram, and a one-cent royalty were obtained instead of $.003, the cost to Visa and MasterCard would be approximately $11.4 million annually.

Sales and Marketing Strategy

We plan to direct our sales and marketing strategy at multiple target groups as follows:

1.	Documents of Value
a.	Currency,
b.	Stock certificates and bonds,
c.	Event tickets, and
d.	Lottery tickets.
2.	Homeland Security
a.	Container seals,
b.	Pallet security,
c.	Passports,
d.	ID cards,
e.	Driver licenses, and
f.	Visas.
3.	Consumer Product Security
a.	Tax stamps,
b.	CDs/DVDs,
c.	Apparel tags and labels,
d.	Pharmaceuticals,
e.	Tobacco,
f.	Alcohol,
g.	Auto parts,
h.	Aviation parts, and
i.	Any other packaging requirements.
4.	Gaming
a.	Chips,
b.	Dice,
c.	Playing cards,
d.	E-proms/critical memory devices, and
e.	Slot tickets.
5.	Product Diversion Tracking
a.	Fragrances,
b.	Apparel/licensed merchandise,
c.	Cosmetics,
d.	Pharmaceuticals, and
e.	Watches and jewelry.
6.	Financial Services and Products
a.	Credit cards,
b.	Bank checks, and
c.	Financial documents/promissory notes.

As part of our sales and marketing strategy, our technology will be tailored to our clients, and we will form partnerships with authorities and merchants whose products or audiences can be complimentary to our own.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature 25-year-old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies. This is due to the fact that security printing for currency production, for example, began in Europe over a century ago and has resulted in the establishment of old-line security printers who have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices, are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated, overt and covert, security technologies. Competitors can be segregated into the groupings below:

1.	Security Ink Manufacturers. These are generally well-established companies such as SICPA and Sun Chemical, whose core business is printing inks;

2.
System Integrators. These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements. The companies in this space include 3M, DuPont, Honeywell, and Avery Dennison;

3.	System Consultancy Groups. These companies offer a range of technologies from several different providers and tailor specific solutions to end-users;

4.	Traditional Authentication Technology Providers. These purveyors include American Banknote Holographics, and Digimarc, which provide holograms and digital watermarking, respectively;

5.
Product Diversion Tracking Providers. Next-Generation Technology Providers LLC falls into this group, along with several companies such as Authentix, DNA Technologies, and Identif, which provide on-product and in-product tagging technologies; and

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

Manufacturing

We do not have manufacturing facilities. We acquire components from various suppliers, which are manufactured to our specifications and reprocess these components. We intend to subcontract the manufacturing of our ink technology to third-party manufacturers. Applications of our technology are expected to be affected mainly through printing and coating of products with both visible and invisible ink. These inks will be custom manufactured for us by a third party. Because some of the processes that we intend to use in our applications are based on relatively common manufacturing techniques, there is no technical or economic reason for us to invest our own capital in manufacturing facilities at this stage.

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

Employees

As of December 31, 2012, we had two full-time employees, and as of March 15, 2013, we have seven full-time employees. We are using three part-time consultants to assist us with our marketing and sales strategy, R & D, technical assistance and distribution services. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees and consultants are good.

ITEM 1A.  RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located in approximately 1000 square feet of space owned by the Company’s Chief Executive Officer at 837 Lindy Lane, Bala Cynwyd, Pennsylvania, 19004.

ITEM 3.  LEGAL PROCEEDINGS.

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action, without prejudice, and enter into settlement negotiations. Settlement negotiations are ongoing.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

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

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$0.07	$0.01
Quarter ended June 30, 2012	$0.07	$0.05
Quarter ended September 30, 2012	$0.06	$0.02
Quarter ended December 31, 2012	$0.05	$0.02

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$0.01	$0.005
Quarter ended June 30, 2011	$0.05	$0.0075
Quarter ended September 30, 2011	$0.07	$0.025
Quarter ended December 31, 2011	$0.16	$.0299

Common Stockholders

As of February 28, 2013, our shares of Common Stock were held by 91 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,435,000	$.00	1,074,004

Equity compensation plans not approved by security holders	12,900,000	$.05	-

Total:	15,335,000	$.05	1,074,004

2003 Stock Option Plan

We adopted our 2003 Stock Option Plan as of December 17, 2003 (the “Plan”). Awards may be made under the Plan for up to 18,000,000 shares of our common stock in the form of stock options or deferred stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our Board, which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

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

Upon the occurrence of a “Change in Control”, as defined in the Plan, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.  As of the date of this report, we have issued options under the Plan to purchase 16,925,996 shares of common stock.

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

We believe that the technologies we own will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries including gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

The following discussion analyzes our results of operations for the years ended December 31, 2012 and 2011. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2012 and 2011, we generated revenues of $17,029 and $8,884.  Our net loss increased $533,944 to $1,199,057 for the year ended December 31, 2012 compared to $665,113 for the year ended December 31, 2011, as a result of changes in expenses as further described below.

General and Administrative Expenses

General and administrative expenses were $129,329 for the year ended December 31, 2012 compared to $114,376 for the year ended December 31, 2011, an increase of $14,953.  The increase is primarily attributable to increases in occupancy costs of $29,741 and filing fees of $8,592, which were offset by decreases in office expenses of $20,116 and decreases in other expenses of $3,264.

Legal and Accounting

Legal and accounting fees increased $204,927 to $276,774 for the year ended December 31, 2012 from $71,847 for the year ended December 31, 2011.  The professional fees were for legal, accounting and other professional services, primarily related to preparation of filings with the Securities and Exchange Commission (the “SEC”) for the years 2008 through 2011 as well as the preparation and review of the investment, registration rights, technology and service, patent and technology license and asset purchase agreements entered  into with one investor on December 31, 2012.

Payroll Expenses

Payroll expenses increased to $612,721 for the year ended December 31, 2012 from $227,658 for the year ended December 31, 2011, an increase of $385,063.  The increase relates to the hiring of the President and Chief Operating Officer of the Company.  Additionally, included in the increase was the expense of the fair market value of options issued to the Board, the Vice Chairman and Chief Executive Officer, and the President and Chief Operating Officer.

Research and Development

Research and development expenses decreased $3,661 to $5,420 for the year ended December 31, 2012 from $9,081 for the year ended December 31, 2011.  The decrease was due to the cash conservation efforts of the Company.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2012 were $66,499 as compared to $113,377 for the year ended December 31, 2011, a decrease of $46,878.   This decrease related to cost conservation measures.

Interest Expense

During the year ended December 31, 2012, we incurred interest expense of $277,371, as compared to $321,586 for the year ended December 31, 2011, a decrease of $44,215.  The decrease in interest expense relates to the conversion of notes payable into common stock in 2012 and the negotiation of a lower interest rate on certain debt in June 2011.

Gain on Debt Forgiveness

During the year ended December 31, 2012, we received a benefit of $156,110 in debt forgiveness, as compared to $184,242 for the year ended December 31, 2011, a decrease of $28,132. This was the result of management’s negotiation with vendors to forgive amounts due to those vendors.

Liquidity and Capital Resources

As of March 21, 2013 we had cash resources of approximately $3.6 million.

Net cash used in operating activities increased $53,175 to $(367,060) for the year ended December 31, 2012 as compared to $(313,885) for the year ended December 31, 2011.  The increase related primarily to the increase in net loss from operations, gain on debt forgiveness and prepaid expenses, which were offset by increases in the fair value of options issued in exchange for services and accounts payable and accrued expenses.  The increase in net loss was related to increased payroll expenses and legal and accounting expenses offset by the gain on debt forgiveness, which were discussed above.  The increase in prepaid expenses and accounts payable and accrued expenses relate primarily to the agreements with one investor that were entered into on December 31, 2012, discussed below.

Net cash used in investing activities was $(9,025) for the year ended December 31, 2012 as compared to $(3,577) for the year ended December 31, 2011 an increase of $5,488.  The increase in cash used is attributable to patent costs associated with the five patents and computer equipment purchases.

Net cash provided by financing activities increased $3,023,157 to $3,316,862 for the year ended December 31, 2012 from $293,705 for the year ended December 31, 2011.  The cash provided for the year ended December 31, 2012 consisted primarily of proceeds from the issuance of equity securities and proceeds from the exercise of options and warrants.  The issuance of equity securities was attributable to the agreements with one investor that were entered into on December 31, 2012, discussed below.

The following agreements were executed on December 31, 2012 and provided the Company with $2 million in funding.

Investment Agreement

The Company entered into an Investment Agreement with VerifyMe, Inc. (“VerifyMe”) on December 31, 2012 (the “Investment Agreement”). Under the terms of the Investment Agreement, VerifyMe  purchased 22,222,222 shares of the Company's common stock as well as a warrant to purchase 22,222,222 shares of the Company’s common stock for $1 million.  In addition, a Subscription Agreement (discussed below) was to be entered into on or before January 31, 2013.

Registration Rights Agreement

In connection with the Investment Agreement, the Company entered into a Registration Rights Agreement with VerifyMe (the “Registration Rights Agreement”), pursuant to which VerifyMe can demand at any time on or after four months after December 31, 2012, that the Company file a registration statement relative to shares owned by VerifyMe.  If the Company has not filed the demand registration statement by the later of (i) two (2) months after the date of the request of demand registration and (ii) six (6) months after the date of the Registration Rights Agreement (such date, the “Filing Date”), then, (i) the Company shall not issue any (A) capital stock, (B) evidences of indebtedness, shares or other securities directly or indirectly convertible into or exchangeable for capital stock (“Convertible Securities”), or (C) rights, options or warrants to subscribe for, purchase or otherwise acquire capital stock or Convertible Securities to anyone other than the stockholder until it files the demand registration statement, (ii) beginning on the day following the Filing Date, the applicable exercise price shall be reduced by $0.01, (iii) until the Company has filed the registration statement with the SEC, on each subsequent one (1) month anniversary of the filing date, the applicable exercise price shall be reduced by $0.01, and (iv) all common stock held by the stockholder and all common stock held by the Company to be granted by the Company in respect of the exercise of the warrants, shall automatically convert into a class of preferred stock of the Company, established by the Company on terms acceptable to the stockholder, which such class of preferred stock shall have voting rights representing 51% of the aggregate voting power of the Company.

Technology and Service Agreement

In connection with the Investment Agreement, the Company entered into a Technology and Service Agreement with VerifyMe (the “Technology and Service Agreement ”), pursuant to which VerifyMe purchased warrants of the Company to purchase 22,222,222 shares of the Company’s common stock for $1 million.  Additionally, the Company executed a services agreement with Zaah Technologies, Inc. (“Zaah”) concurrently with this agreement (the “Zaah Technology and Service Agreement”).  The Company is to use up to $550,000 of the proceeds from the Technology and Service Agreement for the purpose of the Company’s hiring (i) a full-time Chief Technology Officer or Chief Information Officer and (ii) two full-time business developers.

Technology and Service Agreement with Zaah

Under the Zaah Technology and Service Agreement, Zaah will provide the Company (a) twelve (12) months of technical support, (b) up to twelve (12) days of meetings annually between the respective management teams of the Company and Zaah, (c) updates to technology as agreed in writing between the Company and Zaah, and (d) twelve (12) months of technical hosting.

The Company is required to pay Zaah the following:

(a)
$450,000 on the date of the agreement (December 31, 2012), consisting of $250,000 in cash and warrants to purchase 4,444,444 shares of common stock under a cashless exercise initially at an exercise price of $0.045 on the terms set forth under the warrants issued by the Company to Zaah, dated as of December 31, 2012,

(b)
$100,000, accrued in full as of the date of the agreement, but payable in twelve (12) months from the date hereof to a designee of Zaah’s selection, with a right to convert (at Zaah’s sole discretion, from time to time at any time) to shares of common stock at the prevailing market price per share of common stock (which, as long as the common stock is listed, shall be the closing price on the last trading day prior to such issuance or sale of the common stock as traded on a national securities exchange, the NASDAQ Global Market, the NASDAQ Capital Market, or another nationally recognized trading system (including Pink OTC Markets, Inc.)), and

(c)
a commission of 10% of the revenue generated by any Company transaction originated through the efforts of Zaah, as substantiated by a written agreement between the Company and Zaah, specifically referencing the transaction in which Zaah is entitled to such commission, payable by the Company to Zaah in cash. Such payment shall be made on the earlier of (i) the date of the signing of such transaction, (ii) the date of the closing of such transaction, or (iii) any date on which any funds are paid to the Company in respect to such transaction.

Patent and Technology License Agreement

In connection with the Investment Agreement, the Company entered into a Patent and Technology License Agreement with VerifyMe, pursuant to which VerifyMe granted the Company exclusive and non-exclusive licenses relative to a specific list of patents in return for the following:

(a)
Payment 1, payable upon execution of the agreement on December 31, 2012: The sum of One Hundred Thousand Dollars ($100,000), to be paid by issuing (i) a number of shares of common stock, of the Company equal to (x) $100,000 divided by (y) $0.045 (2,222,222 shares) and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(b)
Payment 2, payable on January 1, 2014: The sum of Four Hundred Thousand Dollars ($400,000), to be paid by issuing (i) a number of shares equal to (x) $400,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(c)
Payment 3, payable on January 1, 2015: The sum of Four Million Five Hundred Thousand Dollars ($4,500,000), to be paid by issuing (i) a number of shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(d)
Future Payments Contingent: The Company’s payment of Payment 2 and Payment 3 is contingent. To the extent that VerifyMe does not develop and license to the Company at a time subsequent to Payment 1, further technology and/or a further patent right related to the local, mobile and cloud based biometric security systems, then any payments not already paid, will not longer be due to VerifyMe, this nonperformance being a likelihood, more likely than not.

Asset Purchase Agreement

In connection with the Investment Agreement, the Company entered into an Asset Purchase Agreement with VerifyMe, pursuant to which the Company purchased trademark rights, software and a domain name at a purchase price of $100,000 to be paid by issuing shares equal to $100,000/0.045 (2,222,222 shares) and cashless exercise warrants to purchase an equal number of shares at an exercise price of ten cents per share with a term of five years.

The following agreement was executed on January 31, 2013 and provided the Company with $1 million in funding:

Subscription Agreement

VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock and a warrant to purchase 33,333,333 shares of the Company’s common stock for $1 million at an exercise price of $0.12.  This agreement was executed on January 31, 2013.

The Company is in the development stage. During the years ended December 31, 2012 and 2011, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and a significantly reduced sales and marketing program.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

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

During the second quarter of 2012, the Company received $200,000 for a 10% unsecured note payable, due April 27, 2013.  In December 2012, this note payable and accrued interest of $9,167 was converted into 4,703,711 shares of the Company’s common stock.

In October 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $0.045 and $0.05 per unit.  As of December 31, 2012, the Company sold 21,888,889 units that raised $1,060,000 for the Company.

On November 13, 2012, an employee and a consultant exercised options to purchase in the aggregate 10,490,996 shares of the Company’s common stock at an exercise price of $.00125 per share that raised $13,114 for the Company.

On December 20, 2012, an investor exercised warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share, that raised $50,000 for the Company.

Since our inception, we have focused on developing and implementing our business plan.  Our business plan is dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities. There is no assurance that we will raise sufficient capital in order to meet our goals of implementing a sales and marketing effort to introduce our products.  We believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months, however, we may need to raise additional funds in the future.  We intend to raise such financing through private placements and/or the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if our products are marketed effectively, that we will generate revenues sufficient to fund our operations.  In either situation, we may not be able to continue our operations and our business might fail.

Off-Balance Sheet Arrangements

As of December 31, 2012 we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service based on the fair value of the options at the end of each period.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer.  Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has strengthened its internal controls over financial reporting.  We have engaged a Chief Financial Officer.  We have established a separation of duties between our Chief Executive Officer and our President.  We have implemented multi-layer controls over check-signing authority and implemented new procedures as it relates to internal disbursements and check processing.  Management believes that these changes have strengthened our internal controls.

ITEM 9B. OTHER INFORMATION.

Departure of Director; Election of Director

On March 30, 2013, Claudio R. Ballard, 54, was elected to fill the vacancy on the Board left from the resignation of Walter Hauk III. Mr. Ballard was nominated to the Board at the suggestion of VerifyMe pursuant to nomination rights held by VerifyMe under provisions of the Investment Agreement.  Mr. Ballard is currently the president of VerifyMe. Mr. Ballard is the Chairman, Founder and one of the two Managing Members of VEEDIMS.  In 2010, Mr. Ballard was named “Inventor of the Year” by the United States Business and Industry Council, in recognition of his founding of Iconic Motors and VEEDIMS as well as the creation of the DataTreasury Global Repository Platform, a patent-protected electronic transaction system licensed by banks to process digital checks.

Mr. Ballard has over 37 years of experience in computer technology, software and business development. In 1979, he founded FORTEX Corporation, that in 1981 became the world’s first ORACLE Value-Added Reseller and Systems Integrator by delivering the earliest known commercially viable production mission critical application software and supporting development tools that initially ran on ORACLE and eventually ran on other database platforms. By the late 1980s, Mr. Ballard’s team had built sophisticated, mission critical systems for more than 30 Fortune 500 companies, including Kidder Peabody, General Electric (14 Divisions), Standard & Poor’s, CitiBank, Philip Morris, Boeing, McDonnell Douglas and AT&T Bell Labs, Pfizer, Novartis (formally Ciba-Geigy) as well as government agencies that included the U.S. Army, U.S. Air Force, U.S. Navy, the Food and Drug Administration (7 departments at the FDA) and the Central Intelligence Agency.

In 1994, Mr. Ballard invented the DataTreasury System, the sophisticated repository and on-line biometrics system that enables banks to quickly verify identity and process a myriad number of financial transactions. In 1998, Mr. Ballard founded DataTreasury Corporation and launched the core technology that led to the development of the check-imaging platform. Today, over 50 banks throughout the U.S. representing approximately 70% of U.S. check processing volume use this technology through a licensing arrangement.

As a result of these and other professional experiences, Mr. Ballard possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience.

On March 29, 2013, Walter Hauk III resigned his position as a member of the Board, such resignation to be effective immediately. Mr. Hauk did not indicate any reason for his resignation or note any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Hauk was elected to the Board on January 11, 2013.

Mr. Hauk, 53, was most recently the Chief Information Officer and Senior Vice President of Technology for Dun & Bradstreet (“D&B”).  Under Mr. Hauk’s leadership, D&B initiated a $100M corporate transformation effort including consolidation and re-design of their product suite and development of a real-time data supply chain.  He was instrumental in building strategic partnerships, consolidating over sixty vendors into two, with $10M of in-year savings.

Prior to D&B, Walt spent 13 years at Pfizer, Inc. where he most recently served as Vice President, Global Technology.  In this role, he worked extensively in the automation of new drug submissions and led the creation of a paperless clinical trials process.  Mr. Hauk was an R&D team member for several new drug approval teams, including Viagra, Lipitor, Geodon, and Celebrex.  He began his professional career in underwater acoustics as an engineer at the Naval Underwater Systems Center, focused on ocean acoustics and signal processing.

Mr. Hauk also serves as a Regent at the University of Hartford, where he is a member of the Executive, Audit and Strategic Planning committees.  He holds a bachelor's degree in Engineering from University of Hartford, Connecticut and a master's degree in Acoustics from Pennsylvania State University.

Appointment of Chief Financial Officer

On December 14, 2012, Scott A. McPherson, 51, was appointed as Chief Financial Officer of the Company. Prior to that, Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2012 through November 2012. Virtual Piggy, Inc. is a public company that has increased market interest towards the security aspects of online gaming and social networking and has focused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner. Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting and tax services for numerous clients in various industries. The firm also performs litigation support services, primarily involving class action lawsuits and other lawsuits involving accounting malpractice or manipulation. The firm has successfully assisted small public companies by developing procedures for them to implement in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson. Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was a partner in the SEC, Merger and Acquisition and Co-Chairman of the Litigation Support departments of a regional certified public accounting firm.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our Board and executive officers of the Company are as follows:

Name	Age	Position with Company
Michael R. Sonnenreich	74	Chairman of the Board of Directors
Norman A. Gardner	70	Vice Chairman of the Board of Directors and Chief Executive Officer
Neil Alpert	35	Director, President and Chief Operating Officer
Constance Harriman	64	Director
General Peter Pace	67	Director
Paul Wolfowitz	68	Director
Jonathan Weinberger	36	Director
Claudio R. Ballard	54	Director
Scott A. McPherson	51	Chief Financial Officer

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: security industry experience; accounting and finance; strategic planning; human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current Board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

MICHAEL R. SONNENREICH

Michael R. Sonnenreich has vast experience in the global pharmaceutical industry. He is a graduate of the University of Wisconsin, the University of Madrid, Spain, and Harvard University Law School. He is currently Chairman of The Board of Kikaku America International and Vice Chairman of PharMa International Corporation of Tokyo, Japan.  He is also Chairman and CEO of Williams Creek Explorations, Vancouver, British Columbia, Canada. He is a Director of Wi2Wi, Palo Alto, California, Tyhee Development Corp. Ltd., Vancouver, British Columbia, Canada, and Amorfix Life Sciences Ltd., Toronto, Canada.  Mr. Sonnenreich has in the past been a Board member and Trustee of numerous important companies and universities, such as Les Aliments SoYummi, Inc., Montreal, Canada, the ABD American Capital Market Funds, the Integra Fund, Continental Steel Inc., Scientific American, Medical Tribune International, and has long-term involvements with many nonprofit institutions such as the Washington National Opera (President 1996-98; 2002-2006), D.C. Jazz Festival (Chairman, 2010-present), Sackler/Freer Galleries of Art (Smithsonian Institution), D.C. Commission on the Arts and Humanities (Mayoral Appointment as Commissioner, 2008-2011), the Johns Hopkins University School of Advanced International Studies, the New England Conservatory of Music, the North Carolina Museum of Art Foundation, the University of Virginia Art Museum, Clark University, the Maret School,  the Richard Tucker Music Foundation, and served as President of the National Coordinating Council on Drug Education.  In 2008, he was named Distinguished Washingtonian by the University Club of Washington, D.C.

Mr. Sonnenreich previously served in government in the Department of Justice and was appointed Executive Director of the National Commission on Marijuana and Drug Abuse.

As a result of these and other professional experiences, Mr. Sonnenreich possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Mr. Sonnenreich was elected to the Board on November 21, 2012.

NORMAN A. GARDNER

Norman A. Gardner served as our president since inception on November 11, 1999 through October 8, 2012, when he became the Vice Chairman of the Company and has served as our Chief Excecutive Officer since inception. From 1974 to 1985 Mr. Gardner served as president of Polymark Management, Ltd., a Canadian public relations firm. In 1982, Mr. Gardner founded NoCopi Technologies, Inc. of West Conshohocken, Pennsylvania, a publicly traded company. He served as president and chief executive officer of NoCopi Technologies, Inc. from 1985 until 1997 and as chairman of its board until March 1998. Mr. Gardner received his B.A. in English from McGill University in 1963.

As a result of these and other professional experiences, Mr. Gardner possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience.

NEIL ALPERT

Neil Alpert became the President and Chief Operating Officer of the Company on October 8, 2012.  In his capacity as President, Mr. Alpert is responsible for overseeing the day-to-day operations of the Company as well as its vision for the future.  His background spans over a decade of management experience in the political, non-profit and business sectors.

From 2011 to 2012, Mr. Alpert served as President of The Kiawah Group, a boutique government relations and development firm specializing in fundraising, advocacy, non-profit consulting and global representation.

Prior to 2011, Mr. Alpert served as Special Assistant to the Chairman of the Republican National Committee.  In his role as Special Assistant, Mr. Alpert orchestrated a nationwide political outreach campaign targeting over 100 congressional districts. In addition, the campaign helped inspire the largest Congressional seat change since 1948 and the largest for any midterm election since the 1938 midterm elections.

Prior to joining the Republican National Committee, Mr. Alpert served in a number of capacities in the non-profit world ranging from National Campaign Director at the American Israel Public Affairs Committee (AIPAC) to working with Plácido Domingo and the Washington National Opera. He also worked with health-focused organizations such as the Red Cross and the American Cancer Society.

Mr. Alpert’s management experience ranges from managing small teams of just four employees to teams as large as 100+.  In each situation, Mr. Alpert’s leadership and vision has led to significant increases in productivity and output.

Mr. Alpert is involved with a number of charities and most recently served on the Board of Directors for the Armed Forces Foundation, a non-profit organization dedicated to providing comfort and solace to members of the military.  He also sits on the Board of Advisors for the Institute of World Politics, a graduate school focused on supplying professional education in statecraft, national security and international affairs.

As a result of these and other professional experiences, Mr. Alpert possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Mr. Alpert was elected to the Board on November 21, 2012.

CONSTANCE HARRIMAN

Constance B. Harriman has helped formulate U.S. trade, natural resource and legal policy in executive positions at three U.S. government agencies: the U.S. Export-Import Bank and the U.S. Department of Justice and Interior.  During her over twenty-five years of legal, public policy, and management experience, Ms. Harriman has worked extensively with Congress, federal agencies, the media, and special interest groups.  She has given speeches throughout the United States and abroad on issues related to finance, natural resources, and environmental technology.

During the Bush and Clinton administrations, she was one of five full-time members of the Board of Directors of the Export-Import Bank.  She served on the board’s Audit Committee and chaired the bank’s taskforce on environmental guidelines.  Previously, Ms. Harriman was Assistant Secretary for Fish and Wildlife and Parks at the U.S. Department of the Interior.  She had policy, budget and administration responsibility for the National Park Service and the Fish and Wildlife Service: 25,000 employees, 170 million acres of land, and a budget of $2 billion.  Ms. Harriman played a key role in several inter-agency and international organizations.  She served as U.S. Commissioner to the Great Lakes Fishery Commission and as a member of the President’s Advisory Council on Historic Preservation.

Ms. Harriman’s other government experience includes high-level legal positions at the U.S. Department of Justice and the U.S. Department of the Interior.  She also worked with the California law firm of Sheppard, Mullin, Richter & Hampton, where she practiced corporate and securities law and commercial and anti-trust litigation.

Ms. Harriman is a member of numerous organizations, and her work in the public and private sectors has earned her admission in the Marquis “Who’s Who in America.”

A Phi Beta Kappa graduate of Stanford University, she holds Bachelor and Master’s degrees from Stanford, a Master’s degree in international Law from Georgetown University, and a Juris Doctor degree from the University of California at Los Angeles.

As a result of these and other professional experiences, Ms. Harriman possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Ms. Harriman was elected to the Board on November 21, 2012.

GENERAL PETER PACE

General Peter Pace served as the sixteenth Chairman of the Joint Chiefs of Staff from 2005-2007. Prior to becoming Chairman, he served as Vice Chairman of the Joint Chiefs of Staff. General Pace holds the distinction of being the first Marine to have served in either of these positions.  General Pace retired in 2007 after more than 40 years of active service in the United States Marine Corps.

Born in Brooklyn and raised in Teaneck, NJ, General Pace was commissioned in June 1967, following graduation from the United States Naval Academy. He holds a Master’s Degree in Business Administration from George Washington University, attended the Harvard University Senior Executives in National and International Security program, and graduated from the National War College.

During his distinguished career, General Pace held command at virtually every level, beginning as a Rifle Platoon Leader in Vietnam.  He also served in Europe, Japan, Thailand, South Korea, and Somalia.

In June 2008, General Pace was awarded the Presidential Medal of Freedom, the highest civilian honor a President can bestow.

He is currently serving on the Board of Directors of several corporate entities involved in management consulting, private equity, and IT security.  He served on the President’s Intelligence Advisory Board, and on the Secretary of Defense’s Defense Policy Board.  General Pace served as leader-in-residence and the Poling Chair of Business and Government, for the Kelley School of Business, Indiana University.  He is a Distinguished Visiting Research Scholar for Fordham University, and an Adjunct Faculty member of Georgetown University.

General Pace is associated with a number of charities focused on supporting the troops and their families.  He is Chairman of the Wall Street Warfighters Foundation and a long-standing member of the Board of Directors for the Marine Corps Law Enforcement Foundation.  He is a member of the USO World Board of Governor and serves on the Advisory Board for Snowball Express.  He and his wife Lynne are on the advisory board for Our Military Kids, an organization that supports children of deployed Guard and Reserve personnel with tutoring and enrichment activities.

As a result of these and other professional experiences, General Pace possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. General Pace was elected to the Board on November 21, 2012.

PAUL WOLFOWITZ

Paul Wolfowitz spent more than three decades in public service and higher education, including 24 years in U.S. government service under seven U.S. presidents.

After receiving a Ph.D. in political science from the University of Chicago and teaching at Yale University, Dr. Wolfowitz served in the Arms Control and Disarmament Agency, the Department of Defense, and the Department of State from 1973 to 1993, including as Director of Policy Planning, Assistant Secretary of State for East Asia and the Pacific, Ambassador to Indonesia and Undersecretary of Defense for Policy. From 1994 to 2001, Dr. Wolfowitz was Dean of the School of Advanced International Studies at Johns Hopkins University. Most recently, he served as Deputy Secretary of Defense from 2001 to 2005 and as President of the World Bank from 2005 to 2007. Dr. Wolfowitz currently focuses on development and national security issues as a scholar at the American Enterprise Institute.

In addition to his work at the American Enterprise Institute, he is Chairman of the U.S. Taiwan Business Council and has served as a Director of Hasbro Corporation and on the advisory boards of the Clinton Global Initiative, ING Americas, and the AMAR Foundation, as well as two organizations that assist veterans from Afghanistan and Iraq, the Aleethia Foundation and American Corporate Partners.  He also advises international businesses in Indonesia, Japan, Hong Kong and Switzerland.

His many awards for public service include The Presidential Citizen’s Medal, The Department of Defense’s Distinguished Public Service Medal, The Department of State’s Distinguished Honor Award, The Department of Defense’s Distinguished Civilian Service Medal, and The Arms Control and Disarmament Agency’s Distinguished Honor Award.

As a result of these and other professional experiences, Mr. Wolfowitz possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Mr. Wolfowitz was elected to the board on November 21, 2012.

JONATHAN WEINBERGER

Jonathan R. Weinberger is an experienced, accomplished, and well respected member of the Washington D.C. legal, government, and business communities.  Mr. Weinberger currently serves as Executive Vice President of a revolutionary technology company called Veedims, LLC based in Fort Lauderdale, Florida.  He also serves as a senior advisor to the owners of the private holding company that owns Veedims, LLC.

Mr. Weinberger has served directly under six cabinet members in various positions.  At the Department of State he was on the staffs of both Secretary Albright and Secretary Powell.  At the U.S. Treasury, he served as the youngest Executive Secretary of the Treasury in history.  He also served as the Executive Secretary and Deputy Chief of Staff at the Office of the United States Trade Representative at the White House.  Mr. Weinberger also served as Associate General Counsel where he was in charge of issues with respect to foreign investment in the United States and led the litigation team on various high-level trade disputes with China. Through his service in the government he has developed a superb skill for executive management at the largest scale, an eye for efficient operation, and a rare entrepreneurial mindset that allowed for the streamlining of multitudes of bureaucratic structures and processes.

Originally from Scranton, Pennsylvania, Mr. Weinberger received his Bachelors Degree in International Affairs and Italian from The Johns Hopkins University. He also earned a Masters Degree in U.S. Foreign Policy from the Elliott School of International Affairs at George Washington University, a Juris Doctor degree from the Washington College of Law at American University, and a Masters of Law (LL.M) in international finance and national security law, with distinction, from Georgetown University Law Center.

As a result of these and other professional experiences, Mr. Weinberger possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Mr. Weinberger was elected to the board on November 21, 2012.

CLAUDIO R. BALLARD

Claudio R. Ballard, 54, is the Chairman, Founder and one of the two Managing Members of VEEDIMS. Mr. Ballard is currently the President of VerifyMe. In 2010, Mr. Ballard was named “Inventor of the Year” by the United States Business and Industry Council, in recognition of his founding of Iconic Motors and VEEDIMS as well as the creation of the DataTreasury Global Repository Platform, a patent-protected electronic transaction system licensed by banks to process digital checks.

Mr. Ballard has over 37 years of experience in computer technology, software and business development. In 1979, he founded FORTEX Corporation, that in 1981 became the world’s first ORACLE Value-Added Reseller and Systems Integrator by delivering the earliest known commercially viable production mission critical application software and supporting development tools that initially ran on ORACLE and eventually ran on other database platforms. By the late 1980s, Mr. Ballard’s team had built sophisticated, mission critical systems for more than 30 Fortune 500 companies, including Kidder Peabody, General Electric (14 Divisions), Standard & Poor’s, CitiBank, Philip Morris, Boeing, McDonnell Douglas and AT&T Bell Labs, Pfizer, Novartis (formally Ciba-Geigy) as well as government agencies that included the U.S. Army, U.S. Air Force, U.S. Navy, the Food and Drug Administration (7 departments at the FDA) and the Central Intelligence Agency.

In 1994, Mr. Ballard invented the DataTreasury System, the sophisticated repository and on-line biometrics system that enables banks to quickly verify identity and process a myriad number of financial transactions. In 1998, Mr. Ballard founded DataTreasury Corporation and launched the core technology that led to the development of the check-imaging platform. Today, over 50 banks throughout the U.S. representing approximately 70% of U.S. check processing volume use this technology through a licensing arrangement.

As a result of these and other professional experiences, Mr. Ballard possesses particular knowledge and experience in information technology that strengthen the Board’s collective qualifications, skills and experience. Mr. Ballard was elected to the Board on March 30, 2013.

SCOTT A. MCPHERSON

Mr. McPherson was appointed as the Chief Financial Officer of the Company in December 2012.  Prior to that Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2010 through November 2012.  Virtual Piggy, Inc. is a public company that has  increased market interest towards the security aspects of online gaming and social networking and has focused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner.  Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today.  The firm performs accounting and tax services for numerous clients in various industries.  The firm also performs litigation support services, primarily involving class action lawsuits and other lawsuits involving accounting malpractice or manipulation.  The firm has successfully assisted small public companies by developing procedures for them to implement in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson.  Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was a partner in the SEC, Merger and Acquisition and Co-Chairman of the Litigation Support departments of a regional certified public accounting firm.

Committees

Our board of directors has created a separately-designated audit committee, governance committee, compensation committee, and investment committee.  The audit committee is comprised of Mr. Sonnenreich and committee chairperson Ms. Harriman.  As of the date of this annual report, we have seven employees and have not generated significant revenue to date.  In light of the foregoing, our Board concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our Board is an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s board of directors, principal executive officer, and principal financial officer during the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation (3)(4)($)	Total ($)
Norman A. Gardner (2) Vice Chairman & CEO	2012 2011	50,000 180,000	44,769 40,946	56,414 35,880	151,183 256,826
Neil Alpert President & COO	2012 2011	50,000 -	44,769 -	- -	94,769 -
Scott A. McPherson CFO	2012 2011	- -	11,638 -	16,325 19,500	27,963 19,500

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of our Consolidated Financial Statements.

(2)	Mr. Gardner was appointed as our President and Chief Executive Officer on November 10, 1999. The $180,000 of salary in 2011 was forgiven in 2012 by Mr. Gardner.
(3)	Company car, insurance, occupancy costs and expenses.
(4)	Mr. McPherson was appointed as Chief Financial Officer in December 2012 and the amounts received were paid to the accounting firm owned by Mr. McPherson.

Outstanding Equity Awards At December 31, 2012

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2012.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration Date
Norman A. Gardner	1,000,000	-	$0.05	11/20/2022
Neil Alpert	1,000,000	-	$0.05	11/20/2022
Scott A. McPherson	200,000	-	$0.05	7/16/2022

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

We currently have a three-year employment agreement dated October 8, 2012 with our Vice Chairman and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman and Chief Executive Officer to purchase 5% of the fully-diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 millon.

We currently have a three-year employment agreement dated October 16, 2012 with our President and Chief Operating Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President and Chief Operating Officer to purchase 5% of the fully-diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 millon.

Option Issuance

On November 21, 2012, the Company issued the Vice Chairman and Chief Executive Officer of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.05, with a term of ten years.

On November 21, 2012, the Company issued the President and Chief Operating Officer of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.05, with a term of ten years.

Director Compensation

Name		Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Michael Sonnenreich	2012 2011	- -	89,568 -	89,568 -
Neil Alpert	2012 2011	- -	- -	- -
Constance Harriman	2012 2011	- -	89,568 -	89,568 -
General Peter Pace	2012 2011	- -	89,568 -	89,568 -
Paul Wolfowitz	2012 2011	- -	89,568 -	89,568 -
Jonathan Weinberger (2)	2012 2011	- -	89,568 -	89,568 -

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,“ or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of our Consolidated Financial Statements.

(2)	VerifyMe, Inc. controls these options.

 Narrative Disclosure to Directors Compensation Table

We did not pay an annual fee to any of our directors during 2012.  Each member of our Board receives reimbursement of expenses incurred in connection with his or her services as a member of our Board or Board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS.

The following table sets forth, as of February 28, 2013, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of February 28, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o LaserLock Technologies, Inc., 837 Lindy Lane, Bala Cynwyd, Pennsylvania 19004.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percentage of Class
5% Beneficial Owners
Robert L. Bast 110 Spruce Lane Ambler, PA 19002	28,423,622(2)	7.25%
California Securities SA 60 West Randolph Street, Suite 200 Chicago, IL 60601	16,986,595(3)	4.33%
Clydesdale Partners II LLC 201 Spear Street, Suite 1150 San Francisco, CA 94105	45,875,000(4)	11.70%
Nob Hill Capital Partners L.P. 1 Ferry Building, Suite 225 San Francisco, CA 19411	32,250,000(5)	8.22%
VerifyMe, Inc. 205 Linda Drive Daingerfield, TX 75638	155,333,332(6)	39.60%

Executive Officers and Directors

Michael R. Sonnenreich	5,000,000(7)	1.27%
Norman A. Gardner	17,421,339(8)	4.44%
Neil Alpert	1,000,000(9)	*
Constance Harriman	3,000,000(10)	*
General Peter Pace	1,000,000(11)	*
Paul Wolfowitz	1,000,000(12)	*
Jonathan Weinberger	1,000,000(13)	*
Claudio R. Ballard	1,000,000(14)	*
Scott A. McPherson	200,000(15)	*
All officers and directors as a group (9 people)	30,621,339	7.81%
*Less than 1 percent

(1)  This table has been prepared based on 230,594,219 shares of our common stock outstanding on March 11, 2013.
(2) Consists of 28,423,622 shares of common stock.
(3) Consists of 13,543,095 shares of common stock.
(4) Consists of 43,875,000 shares of common stock and 2,000,000 shares of PFK Acquisition Group II LLC, which is under common control.
(5) Consists of 26,250,000 shares underlying convertible notes payable at an exercise price of $0.00533 and 6,000,000 shares underlying warrants at an exercise price of $0.01.
(6) Consists of 32,222,222 shares of common stock, 33,333,333 shares underlying convertible preferred stock convertible at $0.03 per share, 87,777,777 shares underlying warrants exercisable at 0.10 per share, 1,000,000 shares underlying options held by Jonathan Weinberger exercisable at $0.05 per share (see (13) below) and 1,000,000 shares underlying options held by Claudio Ballard exercisable at $0.05 per share (see (14) below).
(7) Consists of 2,000,000 shares of common stock, 1,000,000 shares underlying options exercisable at $0.05 per share and 2,000,000 shares underlying warrants exercisable at $0.15.
(8) Consists of 16,421,339 shares of common stock, and 1,000,000 shares underlying options exercisable at $0.05 per share.
(9) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share.
(10) Consists of 1,333,333 shares of common stock, 1,000,000 shares underlying options exercisable at $0.05 per share and 666,667 shares underlying warrants exercisable at $0.15 per share.
(11) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share.
(12) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share.
(13) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share, that are controlled by VerifyMe, Inc. (see (6) above).
(14) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share, that are controlled by VerifyMe, Inc. (See (6) above).
(15) Consists of 200,000 shares underlying options exercisable at $0.05 per share.

Transfer Agent

Our Transfer Agent is Interwest Transfer Company, Inc., and their address and phone number are 1981 Murray Holladay Road, #100, Salt Lake City, Utah 84117; (801) 272-9294.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Norman A. Gardner, the Vice Chairman of our Board of Directors and Chief Executive Officer.

At December 31, 2012 and 2011, six and five shareholders of the Company held $732,249 and $577,500 of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2012 and 2011.

At December 31, 2012 and 2011, three shareholders of the Company held $711,000 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $32,414 and $13,220 were incurred during the years ended December 31, 2012 and 2011.

At December 31, 2011, accrued and unpaid salary for the Chief Executive Officer was $208,514.  As of December 31, 2012, the Chief Executive Officer has forgiven $349,000 of accrued salary, which was treated as additional paid in capital.

On December 31, 2012, the Company liquidated its wholly owned subsidiary, LL Security Products, Inc.

We have entered an employment agreement with Mr. Gardner and Mr. Alpert.  We have issued options to both, which awards are described in more detail under “Item 11.  Executive Compensation” of this report.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  We believe that Michael Sonnenreich, Constance Harriman, General Peter Pace, and Paul Wolfowitz qualify as an “independent director” pursuant to such rules.  Our Board has created separately-designated standing committees.  Officers are elected annually by our Board  and serve at the discretion of our Board.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2012 and 2011, were $36,500 and $55,000, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2012 and 2011.

Tax Fees

During the fiscal years ended December 31, 2012 and 2011, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the fiscal years ended December 31, 2012 and 2011, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our audit committee approves the engagement of our independent auditors and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our Board regarding material changes to any service.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

3.1
Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2**	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of November 29, 2012 (filed herewith).
3.3	Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).
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

10.3
Regulation S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference).

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

10.16
Option Agreement, dated as of March 23, 2012, between the Company and Gaming Partners International Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2012 and incorporated herein by reference).

10.17**	Investment Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed herewith).
10.18**	Registration Rights Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed herewith).
10.19**	Technology and Services Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed herewith).
10.20**	Patent and Technology License Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed herewith).
10.21**	Asset Purchase Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed herewith).
10.22**	Technology and Services Agreement (Zaah), dated as of December 31, 2012, between LaserLock Technologies, Inc. and Zaah Technologies, Inc. (filed herewith).
10.23**	Employment Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of October 8, 2012 (filed herewith).
10.24**	Employment Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of October 8, 2012 (filed herewith).
10.25**	Employment Agreement between LaserLock Technologies, Inc. and Scott McPherson, dated as of December 14, 2012 (filed herewith).
10.26**	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of November 21, 2012 (filed herewith).
10.27	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.26).
10.28**	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Sonnenreich, dated as of November 21, 2012 (filed herewith).
10.29	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Constance Harriman, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).
10.30	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Peter Pace, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).
10.31	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).
10.32	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Wolfowitz, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).
10.33	Subscription Agreement between LaserLock Technologies, Inc. and VerifyMe, Inc., dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).
14.1**	Code of Ethics (filed herewith).
23.1**	Consent of Morison Cogen LLP (filed herewith).
31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2013.

LaserLock Technologies, Inc.

By:	/s/ Norman A. Gardner
Norman A. Gardner, Vice Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael R. Sonnenreich	Chairman of the Board	April 1, 2013
Michael R. Sonnenreich

Signature	Title	Date

/s/ Norman A. Gardner	Vice Chairman of the Board and Chief Executive Officer	April 1, 2013
Norman A. Gardner

Signature	Title	Date

/s/ Neil Alpert	President, Chief Operating Officer and Director	April 1, 2013
Neil Alpert

Signature	Title	Date

/s/ Constance Harriman	Director	April 1, 2013
Constance Harriman

Signature	Title	Date

/s/ General Peter Pace	Director	April 1, 2013
General Peter Pace

Signature	Title	Date

/s/ Paul Wolfowitz	Director	April 1, 2013
Paul Wolfowitz

Signature	Title	Date

/s/ Jonathan Weinberger	Director	April 1, 2013
Jonathan Weinberger

Signature	Title	Date

/s/ Claudio R. Ballard	Director	April 1, 2013
Claudio R. Ballard

Signature	Title	Date

/s/ Scott A. McPherson	Chief Financial Officer	April 1, 2013
Scott A. McPherson

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LaserLock Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of LaserLock Technologies, Inc. and its Subsidiary (a development stage enterprise) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and for the period from November 10, 1999 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of LaserLock Technologies, Inc. and its Subsidiary as of December 31, 2011, 2010, 2009 and 2008 and for each of the years in the four-year period ended December 31, 2011. Such statements are included in the cumulative inception to December 31, 2012 totals of the consolidated statements of operations and cash flows. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for each of the years in the four-year period ended December 31, 2011, included in the cumulative totals, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and its Subsidiary  as of December 31, 2012, and the results of their operations and their cash flows for the year then ended and for the period November 10, 1999 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
April 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LaserLock Technologies, Inc. and its Subsidiary

We have audited the accompanying consolidated balance sheet of LaserLock Technologies, Inc. and its Subsidiary (a development stage company) (the Company) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and for the period from November 10, 1999 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of LaserLock Technologies, Inc. and its Subsidiary for the period from November 10, 1999 (date of inception) to December 31, 2007. Such statements are included in the cumulative inception to December 31, 2011 totals of the consolidated statements of operations and cash flows. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts for the period from November 10, 1999 (date of inception) to December 31, 2007, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and its Subsidiary (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period November 10, 1999 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the 2011 consolidated financial statements, the Company’s recurring operating losses from development stage activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the 2011 consolidated financial statements. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
July 13, 2012

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,994,350	$53,573
Accounts receivable, net of allowance of $0 at December 31, 2012 and December 31, 2011	3,473	-
Inventory	19,980	35,137
Deferred finance charges	-	13,625
Prepaid expenses	750,000	117,760

TOTAL CURRENT ASSETS	3,767,803	220,095

PROPERTY AND EQUIPMENT
Capital equipment	34,964	32,604
Less accumulated depreciation	32,624	32,604
	2,340	-

Patents and Trademark, net of accumulated amortization of $92,302 and $78,851 as of December 31, 2012 and December 31, 2011	311,832	118,618

TOTAL ASSETS	$4,081,975	$338,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	660,493	$634,632
Accrued interest	97,563	8,667
Notes payable	200,000	50,000

TOTAL CURRENT LIABILITIES	958,056	693,299

LONG-TERM LIABILITIES
Accrued interest	975,559	940,554
Senior secured convertible notes payable	775,249	781,500
Convertible notes payable	140,000	140,000
Notes payable, net of discount of $13,632 and $18,589 as of December 31, 2012 and December 31, 2011	697,368	1,092,411

TOTAL LONG-TERM LIABILITIES	2,588,176	2,954,465

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 248,244,012 shares issued and 218,448,109 outstanding at December 31, 2012 and 174,940,506 shares issued and 145,144,603 outstanding at December 31, 2011	248,244	174,940

Additional paid in capital	13,787,929	8,817,382

Treasury stock, at cost (29,795,903 shares at December 31, 2012 and December 31, 2011)	(113,389)	(113,389)

Deficit accumulated during the development stage	(13,387,041)	(12,187,984)

STOCKHOLDERS’ DEFICIT	535,743	(3,309,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,081,975	$338,713

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to December 31, 2012

		Year Ended	Year Ended
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2012	2011

NET REVENUES
Sales	$461,155	$7,029	$900
Royalties	645,180	10,000	7,984

TOTAL NET REVENUE	1,106,335	17,029	8,884

COST OF SALES	429,031	4,083	373

GROSS PROFIT	677,304	12,946	8,511

OPERATING EXPENSES
General and administrative	1,543,359	129,329	114,376
Legal and Accounting	1,538,786	276,774	71,847
Patent costs	65,000	-	-
Payroll Expenses	3,412,982	612,721	227,658
Research and development	867,792	5,420	9,081
Sales and Marketing	5,019,732	66,499	113,377
Total operating expenses	12,447,651	1,090,743	536,339

LOSS BEFORE OTHER INCOME	(11,770,347)	(1,077,797)	(527,828)

OTHER INCOME (EXPENSE)
Interest income	63,664	1	59
Interest expense	(2,190,432)	(277,371)	(321,586)
Gain on debt forgiveness	340,352	156,110	184,242
Gain on disposition of assets	4,722	-	-
	(1,781,694)	(121,260)	(137,285)

LOSS BEFORE INCOME TAX BENEFIT	(13,552,041)	(1,199,057)	(665,113)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	$(13,387,041)	$(1,199,057)	$(665,113)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		150,559,287	146,076,571

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	4,278,000	$4,278	$-	$16,595	$-	$-	$20,873
Issuance of shares of common stock in exchange for services	1,232,000	1,232	-	35,728	-	-	36,960
Issuance of shares of common stock	2,090,000	2,090	-	60,610	-	-	62,700
Stock issuance costs	-	-	-	(13,690)	-	-	(13,690)
Net loss	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	7,600,000	7,600	-	99,243	-	(54,113)	52,730

Issuance of shares of common stock	5,449,999	5,450	-	921,050	-	-	926,500
Issuance of shares of common stock in exchange for services	240,000	240	(40,800)	40,560	-	-	-
Stock issuance costs	-	-	-	(16,335)	-	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	50,350	-	-	50,350
Amortization of deferred consulting fees	-	-	20,117	-	-	-	20,117
Net loss	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	13,289,999	13,290	(20,683)	1,094,868	-	(421,942)	665,533

Issuance of shares of common stock	217,500	218	-	77,723	-	-	77,941
Issuance of shares of common stock and stock options for acquisition of subsidiary	2,000,000	2,000	-	736,000	-	-	738,000
Issuance of stock options	-	-	-	15,000	-	-	15,000
Exercise of options	1,450,368	1,450	-	230,609	-	-	232,059
Fair value of non-employee stock options	-	-	-	323,250	-	-	323,250
Amortization of deferred consulting fees	-	-	20,683	-	-	-	20,683
Net loss	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	16,957,867	16,958	-	2,477,450	-	(1,474,241)	1,020,167

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of common stock	3,376,875	3,377	-	687,223	-	-	690,600
Fair value of non-employee stock options	-	-	-	94,000	-	-	94,000
Salary due to shareholder contributed capital	-	-	-	15,000	-	-	15,000
Return of shares of common stock related to purchase price adjustment	(1,000,000)	(1,000)	-	(353,000)	-	-	(354,000)
Net loss	-	-	-	-	-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	19,334,742	19,335	-	2,920,673	-	(2,669,994)	270,014

Issuance of shares of common stock	22,512,764	22,512	-	1,387,109	-	-	1,409,621
Fair value of non-employee stock options	-	-	-	213,300	-	-	213,300
Issuance of shares of common stock in exchange for services	143,000	143	-	23,857	-	-	24,000
Stock issuance costs	-	-	-	(49,735)	-	-	(49,735)
Net loss	-	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	41,990,506	41,990	-	4,495,204	-	(3,777,114)	760,080

Stock issuance costs	-	-	-	(25,000)	-	-	(25,000)
Fair value of non-employee stock options	-	-	-	493,600	-	-	493,600
Issuance of shares of common stock	18,600,000	18,600	-	939,881	-	-	958,481
Net loss	-	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	60,590,506	60,590	-	5,903,685	-	(5,183,620)	780,655

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total
Fair value of non-employee stock options	-	-	-	286,762	-	-	286,762
Issuance of shares of common stock	3,000,000	3,000	-	102,000	-	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	63,590,506	63,590	-	6,292,447	-	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	215,463	-	-	215,463
Fair value of employee stock options	-	-	-	135,098	-	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	392,376	-	-	392,376
Exercise of warrants	5,550,000	5,550	-	49,950	-	-	55,500
Exercise of options	4,300,000	4,300	-	(3,870)	-	-	430
Shares retired upon cancellation of consulting agreements	(1,200,000)	(1,200)	-	1,080	-	-	(120)
Issuance of shares for services	1,200,000	1,200	-	53,800	-	-	55,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	73,440,506	73,440	-	7,136,344	-	(8,057,448)	(847,664)

Fair value of non-employee stock options	-	-	-	47,692	-	-	47,692
Fair value of employee stock options	-	-	-	67,651	-	-	67,651
Recognition of beneficial conversion feature	-	-	-	375,000	-	-	375,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,117,334)	(1,117,334)

Balance at December 31, 2007	73,440,506	73,440	-	7,626,687	-	(9,174,782)	(1,474,655)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total

Fair value of non-employee stock options	-	-	-	28,752	-	-	28,752
Fair value of employee stock options	-	-	-	19,720	-	-	19,720
Fair value of warrants issued in conjunction with debt financing	-	-	-	25,000	-	-	25,000
Net loss for the year ended December 31, 2008	-	-	-	-	-	(931,338)	(931,338)

Balance at December 31, 2008	73,440,506	73,440	-	7,700,159	-	(10,106,120)	(2,332,521)

Fair value of non-employee stock options	-	-	-	1,524	-	-	1,524
Fair value of warrants issued in conjunction with debt financing	-	-	-	15,450	-	-	15,450
Issuance of shares for services	7,200,000	7,200	-	40,500	-	-	47,700
Shares issued for conversion of notes payable	48,750,000	48,750	-	263,291	-	-	312,041
Net loss for the year ended December 31, 2009	-	-	-	-	-	(694,910)	(694,910)

Balance at December 31, 2009	129,390,506	129,390	-	8,020,924	-	(10,801,030)	(2,650,716)

Fair value of non-employee stock options	-	-	-	364	-	-	364
Fair value of warrants issued in conjunction with debt financing	-	-	-	20,143	-	-	20,143
Issuance of shares for services	25,950,000	25,950	-	182,650	-	-	208,600
Net loss for the year ended December 31, 2010	-	-	-	-	-	(721,841)	(721,841)

Balance at December 31, 2010	155,340,506	155,340	-	8,224,081	-	(11,522,871)	(3,143,450)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares for services	1,000,000	1,000	-	29,000	-	-	30,000
Contribution of common stock from related parties	(12,000,000)	-	-	95,594	(95,594)	-	-
Purchase of common stock for treasury	(17,795,903)	-	-	-	(17,795)	-	(17,795)
Sale of common stock	15,500,000	15,500	-	384,500	-	-	400,000
Issuance of shares for stock issuance costs	2,100,000	2,100	-	(2,100)	-	-	-
Stock issuance costs	-	-	-	(40,000)	-	-	(40,000)
Exercise of options	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	21,275	-	-	21,275
Fair value of employee stock options	-	-	-	47,658	-	-	47,658
Fair value of non-employee stock options	-	-	-	48,374	-	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	145,144,603	174,940	-	8,817,382	(113,389)	(12,187,984)	(3,309,051)

Issuance of shares for services	1,000,000	1,000	-	45,500	-	-	46,500
Issuance of shares of common stock	44,111,111	44,111	-	2,015,889	-	-	2,060,000
Issuance of stock for licensing	2,222,222	2,222	-	97,778	-	-	100,000
Issuance of warrants for licensing	-	-	-	100,000	-	-	100,000
Issuance of stock for trademarks, etc.	2,222,222	2,222	-	97,778	-	-	100,000
Issuance of warrants for trademarks, etc.	-	-	-	100,000	-	-	100,000
Shares issued for conversion of notes payable and accrued interest	12,923,622	12,925	-	568,639	-	-	581,564
Issuance of warrants for technology services agreement	-	-	-	1,200,000	-	-	1,200,000
Exercise of options	10,490,996	10,491	-	2,622	-	-	13,113
Exercise of warrants	333,333	333	-	49,667	-	-	50,000
Fair value of employee stock options	-	-	-	332,036	-	-	332,036
Fair value of non-employee stock options	-	-	-	11,638	-	-	11,638
Forgiveness of debt-related party	-	-	-	349,000	-	-	349,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(1,199,057)	(1,199,057)

Balance at December 31, 2012	218,448,109	$248,244	$-	$13,787,929	$(113,389)	$(13,387,041)	$535,743

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to December 31, 2012

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(13,387,041)	(1,199,057)	(665,113)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	2,417,232	343,674	96,032
Accretion of interest on deferred finance charges	453,625	13,625	27,149
Accretion of discount on notes payable	443,236	4,957	17,416
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	530,055	13,471	10,904
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	(156,110)	(184,242)
Stock issued in exchange for services	553,760	46,500	30,000
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Accounts receivable	(3,473)	(3,473)	10,193
Inventory	19,980	15,157	(11,451)
Prepaid expenses	(350,000)	(232,240)	21,936
Increase in liabilities
Accounts payable and accrued expenses	2,567,362	786,436	333,291
Net cash used in operating activities	$(7,039,268)	$(367,060)	$(313,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,109)	(2,360)	-
Purchase of intangibles	(224,134)	(6,665)	(3,577)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(255,505)	(9,025)	(3,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,551,447	2,060,000	400,000
Proceeds from exercise of stock options	255,482	13,113	10,000
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	105,500	50,000	-
Proceeds from issuance of warrants	1,000,000	1,000,000	-
Proceeds from issuance of notes payable	2,789,000	200,000	-
Repayments of notes payable	(202,751)	(6,251)	(58,500)
Payment for treasury stock	(17,795)	-	(17,795)
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	(40,000)

Net cash provided by financing activities	10,289,123	3,316,862	293,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,994,350	2,940,777	(23,757)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	53,573	77,330

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,994,350	$2,994,350	$53,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$39,440	$-	$6,557

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$893,605	$581,564	$-

Fair value of stock issued for purchase of assets	$100,000	$100,000	$-

Fair value of warrants issued for purchase of assets	$100,000	$100,000	$-

Fair value of stock issued for licensing costs	$100,000	$100,000	$-

Fair value of warrants issued for licensing costs	$300,000	$300,000	$-

Fair value of beneficial conversion option	$400,000	$-	$-

Fair value of warrants issued as debt discount	$78,043	$-	$21,275

Issuance of common stock for stock issuance costs	$2,100	$-	$2,100

Issuance of options as stock cost for treasury stock	$5,594	$-	$5,594

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$349,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
LaserLock Technologies, Inc. and Subsidiary (“the Company”) is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. The Company was established to address counterfeiting issues, initially with respect to the gaming industry. Since inception, substantially all of the efforts of the company have been developing technologies for the prevention of product and document counterfeiting. The Company is in the development stage of raising capital, financial planning, and establishing sources of supply. The Company anticipates establishing markets for its technologies in North America, Europe and Asia. The Company has more recently developed proprietary technologies that could penetrate broader markets in a cost effective manner.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Concentration of Credit Risk Involving Cash and Cash Equivalents
The Company’s cash and cash equivalents are held at two financial institutions. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Inventory
Inventory principally consists of penlights and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or market.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $20 and $0 for the years ended December 31, 2012 and 2011.

Patents and Trademark
The Company has five issued patents for anti-counterfeiting technology and purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2009 through 2012 remain subject to examination by major tax jurisdictions.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $0 and $2,686 for the years ended December 31, 2012 and 2011, and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2012 and 2011, common stock equivalents, including convertible notes payable, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Segment Information
The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues. In accordance with ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.
2.	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company adopted the amendments effective January 1, 2012 and their adoption did not have any impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

Reclassifications
Certain reclassifications were made to current and long term accrued interest and payroll expense as a separate line item in the 2011 financial statement in order to conform to the 2012 financial statement presentation.

NOTE 2 – PATENTS AND TRADEMARK

The Company has five issued patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the years ended December 31, 2012 and 2011, the Company capitalized patent costs of $6,665 and $3,577. Amortization expense for patents was $13,451 and $10,904 for the years ended December 31, 2012 and 2011. Future estimated annual amortization over the next five years is approximately $11,000 per year for the years ended December 31, 2013 through 2017.  On December 31, 2012, the Company entered into an asset purchase agreement describe in Note 7 to these financial statements.

NOTE 3 – INCOME TAXES

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

NOTE 3 – INCOME TAXES (Continued)

At December 31, 2012 the Company has a net operating loss (“NOL”) that approximates $8.3 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Current	$490,000	$142,000
Deferred	263,000	97,000
Change in valuation allowance	(753,000)	(239,000)

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2012		2011
	Amount	%	Amount	%
U.S federal income tax benefit at Federal statutory rate	$(298,000)	(35)	$(226,000)	(34)
State tax, net of federal tax effect	(50,000)	(6)	(38,000)	(6)
Non deductible accrued expenses	(238,000)	(28)	-	-
Non deductible share based compensation	(167,000)	(20)	25,000	4
Change in valuation allowance	753,000	89	239,000	36

	$-	-	$-	-

The primary components of the Company’s December 31, 2012 and 2011 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31, 2012	December 31, 2011

Deferred tax asset for NOL carryforwards	$3,308,000	$2,354,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Non taxable income	162,000	47,000
(Deductible) non deductible accrued expenses	386,000	702,000
Valuation allowance	(3,691,000)	(2,938,000)

	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 3 – INCOME TAXES (Continued)

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2012 and 2011. The Company did not recognize any interest or penalties during 2012 and 2011 related to unrecognized tax benefits.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% per annum during the extension period.  In June 2011, the interest rate on all of the notes was reset to 10% and $596,500 of the notes and accrued interest was extended until September 15, 2015.  During the fourth quarter of 2012 the remaining $178,749 of unextended notes and the associated accrued interest were extended to September 30, 2015.  As of December 31, 2012 and 2011, the outstanding principal balance on these notes was $775,249 and $781,500. Accrued interest at December 31, 2012 and 2011 amounted to $600,091 and $521,665.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of December 31, 2012, the Company has received $70,000 for the exercise of 7,000,000 of the warrants.  The exercise of these options occurred prior to December 31, 2011.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes originally due in August 2008 (the “Notes”). The Company raised $375,000 under this private placement in 2007 and the remaining $25,000 was raised in 2008. Previously $260,000 of the Notes were converted into shares of the Company’s common stock.  Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. It is the intention, however, that the option holder will convert the Notes into shares of the Company’s common stock.  The Notes are unsecured.

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

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

As of December 31, 2012 and 2011, the remaining principal balance on the notes is $140,000.  Accrued interest at December 31, 2012 and 2011 amounted to $78,750 and $64,750.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following as of December 31:

	December 31, 2012	December 31, 2011

Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$561,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	150,000	400,000

Less: Debt discount	(13,632)	(18,589)
	897,368	1,142,411
Less: Current portion	200,000	50,000
Long-term portion	$697,368	$1,092,411

NOTE 6 - NOTES PAYABLE (Continued)

At December 31, 2012 and 2011 accrued interest on notes payable was $394,281 and $362,806.

Unsecured Notes Payable
During the second quarter of 2012, the Company received $200,000 for a 10% unsecured note payable, due April 27, 2013.  In December 2012, this note payable and accrued interest of $9,167 was converted into 4,703,711 shares of the Company’s common stock.

Private Placement of 8% Series A Notes Payable
In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold .5 units, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable. For the years ended December 31, 2012 and 2011, amortization of deferred finance charges was $0 and $10,650.

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

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated 6 million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6 million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.  The authorized shares of the Company’s common stock were increased on November 12, 2012 from 175,000,000 to 425,000,000.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable.  As of December 31, 2012 and 2011, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $13,632 and $18,589. As of the year ended December 31, 2012 and 2011, accreted interest expense from the accretion of the debt discount was $4,957 and $17,415.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.

NOTE 6 - NOTES PAYABLE (Continued)

Private Placement of 25% Notes Payable
In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 11 - Contingencies to these condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to bonus interest equal to the following:

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

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over two years.  For the years ended December 31, 2012 and 2011 amortization of deferred finance charges was $13,625 and $17,250.

In December 2012, $250,000 of these notes payable and accrued interest of $122,397 were converted into 8,219,911 shares of the Company’s common stock.

Aggregate Maturities of Long-term Debt
Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

2013                 $    200,000
2014                                  -
2015                    1,626,249
2016                                  -
2017                                  -

NOTE 7 – MAJOR AGREEMENTS

Investment Agreement

The Company entered into an Investment Agreement with VerifyMe, Inc, (“VerifyMe”) on December 31, 2012 (the “Investment Agreement”). Under the terms of the Investment Agreement, VerifyMe purchased 22,222,222 shares of the Company’s common stock as well as a warrant to purchase 22,222,222 shares of the Company’s common stock for $1 million.  In addition a Subscription Agreement (discussed below) was to be entered into on or before January 31, 2013.

Registration Rights Agreement

In connection with the Investment Agreement, the Company entered into a Registration Rights Agreement with VerifyMe (the “Registration Rights Agreement”), pursuant to which VerifyMe can demand at any time on or after four months after December 31, 2012, that the Company file a registration statement relative to shares owned by VerifyMe.  If the Company has not filed the demand registration statement by the later of (i) two (2) months after the date of the request of demand registration and (ii) six (6) months after the date of the Registration Rights Agreement (such date, the “Filing Date”), then, (i) the Company shall not issue any (A) capital stock, (B) evidences of indebtedness, shares or other securities directly or indirectly convertible into or exchangeable for capital stock (“Convertible Securities”), or (C) rights, options or warrants to subscribe for, purchase or otherwise acquire capital stock or Convertible Securities to anyone other than the stockholder until it files the demand registration statement, (ii) beginning on the day following the Filing Date, the applicable exercise price shall be reduced by $0.01, (iii) until the Company has filed the registration statement with the SEC, on each subsequent one (1) month anniversary of the filing date, the applicable exercise price shall be reduced by $0.01, and (iv) all common stock held by the stockholder and all common stock held by the Company to be granted by the Company in respect of the exercise of the warrants, shall automatically convert into a class of preferred stock of the Company, established by the Company on terms acceptable to the stockholder, which such class of preferred stock shall have voting rights representing 51% of the aggregate voting power of the Company.

Technology and Service Agreement

In connection with the Investment Agreement, the Company entered into a Technology and Service Agreement with VerifyMe (the “Technology and Service Agreement ”), pursuant to which VerifyMe purchased warrants of the Company to purchase 22,222,222 shares of the Company’s common stock for $1 million.  Additionally, the Company executed a services agreement with Zaah Technologies, Inc. (“Zaah”) concurrently with this agreement (the “Zaah Technology and Service Agreement”).  The Company is to use up to $550,000 of the proceeds from the Technology and Service Agreement for the purpose of the Company’s hiring (i) a full-time Chief Technology Officer or Chief Information Officer and (ii) two full-time business developers.

Technology and Service Agreement with Zaah

Under the Zaah Technology and Service Agreement, Zaah will provide the Company (a) twelve (12) months of technical support, (b) up to twelve (12) days of meetings annually between the respective management teams of the Company and Zaah, (c) updates to technology as agreed in writing between the Company and Zaah, and (d) twelve (12) months of technical hosting.

The Company is required to pay Zaah the following:

(a)
$450,000 on the date of the agreement (December 31, 2012), consisting of $250,000 in cash and warrants to purchase 4,444,444 shares of Common Stock under a cashless exercise initially at an exercise price of $0.045 on the terms set forth under the warrants issued by the Company to Zaah under the warrant, dated as of December 31, 2012. The $450,000 is reflected as prepaid expenses on the December 31, 2012 balance sheet.

NOTE 7 – MAJOR AGREEMENTS (Continued)

(b)
$100,000, accrued in full as of the date of this Agreement, and reflected as prepaid expenses on the December 31, 2012 balance sheet, but payable in twelve (12) months from the date hereof to a designee of Zaah’s selection, with a right to convert (at Zaah’s sole discretion, from time to time at any time) to shares of common stock at the prevailing market price per share of common stock (which, as long as the common stock is listed, shall be the closing price on the last trading day prior to such issuance or sale of the common stock as traded on a national securities exchange, the NASDAQ Global Market, the NASDAQ Capital Market, or another nationally recognized trading system (including Pink OTC Markets, Inc.)); and

(c)
a commission of 10% of the revenue generated by any Company transaction originated through the efforts of Zaah, as substantiated by a written agreement between the Company and Zaah, specifically referencing the transaction in which Zaah is entitled to such commission, payable by the Company to Zaah in cash. Such payment shall be made on the earlier of (i) the date of the signing of such transaction, (ii) the date of the closing of the transaction, or (iii) any date on which any funds are paid to the Company in respect of such transaction.

Patent and Technology License Agreement

In connection with the Investment Agreement, the Company entered into a Patent and Technology License Agreement with VerifyMe, pursuant to which VerifyMe granted the Company exclusive and non-exclusive licenses relative to a specific list of patents in return for the following:

(a)
Payment 1, payable upon execution of the Agreement on December 31, 2012: The sum of One Hundred Thousand Dollars ($100,000), to be paid by issuing (i) a number of shares of Common Stock, par value $.001 per shares (“Shares”), of the Company equal to (x) $100,000 divided by (y) $0.045 (2,222,222 shares) and (ii) cashless exercise warrants to purchase an equal number of Shares exercisable at a price of Ten Cents ($0.10) per Share with a term of five (5) years. The fair value of the shares of common stock ($100,000) and the fair value of the cashless exercise warrants ($100,000) are reflected as prepaid expenses on the December 31, 2012 balance sheet.

(b)
Payment 2, payable on January 1, 2014: The sum of Four Hundred Thousand Dollars ($400,000), to be paid by issuing (i) a number of Shares equal to (x) $400,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of Shares exercisable at a price of Ten Cents ($0.10) per Share with a term of five (5) years.

(c)
Payment 3, payable on January 1, 2015: The sum of Four Million Five Hundred Thousand Dollars ($4,500,000), to be paid by issuing (i) a number of Shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of Shares exercisable at a price of Ten Cents ($0.10) per Share with a term of five (5) years.

(d)
Future Payments Contingent: the Company’s payment of Payment 2 and Payment 3 is contingent. To the extent that VerifyMe does not develop and license to the Company, at a time subsequent to Payment 1, further technology and/or a further patent right related to the local, mobile and cloud based biometric security systems, then any payments not already paid, will not longer by due to VerifyMe, this nonperformance being a likelihood, more likely than not.

NOTE 7 – MAJOR AGREEMENTS (Continued)

Asset Purchase Agreement

In connection with the Investment Agreement, the Company entered into an Asset Purchase Agreement with VerifyMe, pursuant to which the Company purchased trademark rights, software and a domain name at a purchase price of $100,000 to be paid by issuing shares equal to $100,000/0.045 (2,222,222 shares) and cashless exercise warrants to purchase an equal number of shares at an exercise price of ten cents per share with a term of five years.

Subscription Agreement

VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock and a warrant to purchase 33,333,333 shares of the Company’s common stock for $1 million at an exercise price of $0.12.  This agreement was executed on January 31, 2013.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 25, 2011, the Company issued 2.1 million shares of the Company’s common stock, valued at $2,100 to a consultant for raising the $400,000 associated with the sale of the 15.5 million shares.

On June 24, 2011, an investor exercised a warrant to purchase 1 million shares of the Company’s common stock, that raised $10,000 for the Company.

In October, 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  As of December 31, 2012, the Company sold 6,888,889 units that raised $310,000 for the Company.

In October, 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.  As of December 31, 2012, the Company sold 15 million units that raised $750,000 for the Company.

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

On November 13, 2012, an employee and consultant exercised options to purchase in the aggregate 10,490,996 shares of the Company’s common stock at an exercise price of $.00125 per share that raised $13,114 for the Company.

On November 21, 2012, the Company issued 1 million shares of the Company’s common stock, valued at $46,500 to a board member for services to the Company.

On December 5, 2012, the Company issued 12,923,622 shares of the Company’s common stock, valued at $581,564 for the retirement of two notes payable totaling $450,000 and accrued interest of $131,564.

On December 20, 2012, an investor exercised warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share, that raised $50,000 for the Company.

NOTE 9 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of December 31, 2012, there are 13,590,996 options that have been issued and exercised, 3,335,000 options that have been issued and are unexercised, and 1,074,004 options that are available to be issued under the Plan.

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

On May 9, 2011, an option holder agreed to return an option to purchase 3,056,662 shares of the Company’s common stock at an exercise price of $.03 and an option to purchase 2.8 million shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the option holder an option to purchase 5,000,996 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of the option issued was $37,186 and was expensed immediately.

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

On May 9, 2011, a board member agreed to return an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $.03 and an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the board member an option to purchase 900,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of option issued was $6,712 and was expensed immediately.

On May 9, 2011, the President of the Company agreed to return an option to purchase 2.5 million shares of the Company’s common stock at exercise prices of $.03 and an option to purchase 3.6 million shares of the Company’s common stock at an exercise price of $.01, to the Company. On the same day, the Company agreed to issue to the President of the Company an option to purchase 5,490,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years. The fair value of the option issued was $40,946 and was expensed immediately.

On May 9, 2011, the Company issued an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $.00125, with a term of ten years, to a consultant in conjunction with his efforts to acquire the 17,795,903 treasury shares. The fair value of the option issued was $5,594 and was expensed immediately.

All of the options issued on May 9, 2011 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 150%, risk-free interest rate of 3.7% and expected option life of ten years.

On July 16, 2012, the Company issued an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a consultant. The fair value of options issued was $11,638. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133%, risk-free interest rate of 1.5% and expected option life of ten years. These options granted were fully vested as of the date of the agreement. As a result, the Company recorded $11,638 of consulting expense for the year ended December 31, 2012.

On November 21, 2012, the Company issued options to purchase an aggregate of 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the Chief Executive Officer and the Chief Operating Officer. The fair value of options issued was $89,538 and was expensed immediately.

On November 21, 2012, the Company issued options to purchase an aggregate of 10 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the five members of the Board of Directors. The fair value of options issued was $447,689 of which $223,844 was expensed immediately and the remainder will be expensed over one year with one month expense of $18,564 being expensed in 2012.

All of the options issued on November 21, 2012 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 131%, risk-free interest rate of 1.7% and expected option life of ten years.

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2010:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2010	19,856,662	$0.01 to $0.20	$0.02

Granted	7,235,996	0.00125	-
Exercised	(1,000,000)	0.01	-
Expired/Returned	(10,506,662)	0.01 to 0.03	(0.01)

Outstanding, December 31, 2011	15,585,996	$0.00125 to $0.20	$0.01

Granted	72,422,221	0.05 to 0.10	0.08
Transferred to employee options	(200,000)	(0.05)	-
Exercised	(5,000,996)	0.00125	-
Expired	-	-	-

Outstanding, December 31, 2012	82,807,221	$.00125 to $.20	$0.09

Exercisable, December 31, 2012	82,807,221	$.00125 to $.20	$0.09

Weighted Average Remaining Life, Exercisable, December 31, 2012 (years)	6.4

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2010 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2010	7,100,000	$.01 to $.28	$0.07

Granted	6,390,000	$0.00125	$0.00125
Exercised	-	-	-
Expired/Returned	(7,100,000)	$.01 - $.03	(0.07)

Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	15,000,000	0.05 - 0.15	0.06
Transferred from non-employee options	200,000	0.05	-
Exercised	(5,823,333)	0.00125 - 0.15	-
Expired/Returned	-	-	-

Outstanding, December 31, 2012	15,766,667	$0.00125 to $0.10	$0.06

Exercisable, December 31, 2012	10,766,667	$0.00125 to $0.10	$0.07

Weighted Average Remaining Life, Exercisable, December 31, 2012 (years)	9.8

NOTE 10 – RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, six and five shareholders of the Company held $732,249 and $577,500 of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2012 and 2011.

At December 31, 2012 and 2011 three shareholders of the Company held $711,000 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $32,414 and $13,220 were incurred during the years ended December 31, 2012 and 2011.

At December 31, 2011, accrued and unpaid salary for the Chief Executive Officer was $208,514.  As of December 31, 2012, the Chief Executive Officer has forgiven $349,000 of unpaid accrued salary, which was treated as additional paid in capital.

On December 31, 2012, the Company liquidated its wholly owned subsidiary, LL Security Products, Inc.

NOTE 11 – MAJOR CUSTOMERS

During the years ended 2012 and 2011, the Company earned a substantial portion of its revenue from two customers. During the years ended December 31, 2012 and 2011, revenue from those customers aggregated $15,289 and $7,984. At December 31, 2012 and 2011, amounts due from those customers included in trade accounts receivable were $3,473 and $0.

NOTE 12 – CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company received $185,000 from the sales of 3,700,000 units from private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.

In January 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  The company sold 1,111,111 units and raised $50,000 as of the date of this report.

On January 31, 2013, the Company sold 33,333,333 shares of the Company’s preferred A stock and issued a warrant to purchase 33,333,333 shares of the Company’s common stock at an exercise price of $0.12 per share and having a term of 5 years, beginning July 31, 2013, pursuant to a Subscription Agreement.  The Subscription Agreement raised $1 million (Note 7).

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board and Chief Executive Officer of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.  The Company has raised the $2.5 million in funding, but has not issued the options as of the date of this report.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Operating Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President to purchase 5% of the shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.  The Company has raised the $2.5 million in funding, but has not issued the options as of the date of this report.

During February and March 2013, three option holders and one warrant holder exercised options to purchase 2,435,000 shares of the Company’s common stock and a warrant to purchase 1 million shares of the Company’s common stock.  These exercises raised $26.794.

In February 2013, a former board member exercised an option to purchase 900,000 shares of the Company’s common stock.  This exercise raised $1,125.

In March 2013, the Company agreed to convert the Notes payable bearing interest at 25% per annum and due September 2013, plus the accrued interest thereon of $83,896 into 3 million shares of the Company’s common stock and a cash payment of $13,896.

In March 2013, the Board of Directors authorized an additional 250 million shares of common stock, with a par value of $.001, which is retroactively reflected on the Balance Sheet.

In March 2013, the Company issued options to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a new member of the Board of Directors.