Form 10-K/A
period 2012-12-31
LASERLOCK TECHNOLOGIES INC
filed 2013-05-13
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Explanatory Note:

On April 1, 2013, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) in order to reflect certain changes to the financial statements included in the Form 10-K in order to reclassify as equity the warrants issued pursuant to the December 31, 2012 major agreements described in Note 7 to the financial statements included in the Form 10-K.  In the financial statements included in Amendment No. 1, the warrants are, in accordance with FASB ASC 815-40, classified as liabilities instead of as equity, due to the fact that such warrants contain a reset provision which requires the Registrant to reduce the exercise price of the warrants if the Registrant issues additional shares of common stock, as defined in the warrant agreement, at a price lower than the exercise price of the warrants in effect at that time. In addition, Item 9A of the Form 10-K has been amended in this Amendment No. 1 to discuss the impact of the reclassification on the Registrant’s disclosure controls and procedures and internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than in connection with the foregoing, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on April 1, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management has implemented controls to require entire agreements to be forwarded to responsible parties and meetings to discuss significant agreements between the parties to be convened to review the key terms.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012., because of the material weakness described below.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.  A material weakness in the Company’s internal control exists in that contractual terms of agreements may not be addressed with respect to the preparation and review of the Company’s financial statements. This material weakness is a result of a lack procedures in place for contract review. This material weakness may affect management’s ability to effectively review and analyze elements of the financial closing process and prepare financial statements in accordance with GAAP.

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

**filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May 2013.

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

As discussed in Note 14 to the consolidated financial statements, the accompanying 2012 financial statements have been restated to properly reflect warrants issued December 31, 2012 as a liability, instead of the original classification as equity.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
April 1, 2013, except for Note 14,
to which the date is May 13, 2013

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

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
July 13, 2012

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,994,350	$53,573
Accounts receivable, net of allowance of $0 at December 31, 2012 and December 31, 2011	3,473	-
Inventory	19,980	35,137
Deferred finance charges	-	13,625
Prepaid expenses	750,000	117,760

TOTAL CURRENT ASSETS	3,767,803	220,095

PROPERTY AND EQUIPMENT
Capital equipment	34,964	32,604
Less accumulated depreciation	32,624	32,604
	2,340	-

Patents and Trademark, net of accumulated amortization of $92,302 and $78,851 as of December 31, 2012 and December 31, 2011	311,832	118,618

TOTAL ASSETS	$4,081,975	$338,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$660,493	$634,632
Accrued interest	97,563	8,667
Notes payable	200,000	50,000

TOTAL CURRENT LIABILITIES	958,056	693,299

LONG-TERM LIABILITIES
Warrant Liability	2,400,000	-
Accrued interest	975,559	940,554
Senior secured convertible notes payable	775,249	781,500
Convertible notes payable	140,000	140,000
Notes payable, net of discount of $13,632 and $18,589 as of December 31, 2012 and December 31, 2011	697,368	1,092,411

TOTAL LONG-TERM LIABILITIES	4,988,176	2,954,465

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 248,244,012 shares issued and 218,448,109 outstanding at December 31, 2012 and 174,940,506 shares issued and 145,144,603 outstanding at December 31, 2011	248,244	174,940

Additional paid in capital	11,387,929	8,817,382

Treasury stock, at cost (29,795,903 shares at December 31, 2012 and December 31, 2011)	(113,389)	(113,389)

Deficit accumulated during the development stage	(13,387,041)	(12,187,984)

STOCKHOLDERS’ DEFICIT	(1,864,257)	(3,309,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,081,975	$338,713

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock		Deferred	Additional		During the
	Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares for services	1,000,000	1,000	-	29,000	-	-	30,000
Contribution of common stock from related parties	(12,000,000)	-	-	95,594	(95,594)	-	-
Purchase of common stock for treasury	(17,795,903)	-	-	-	(17,795)	-	(17,795)
Sale of common stock	15,500,000	15,500	-	384,500	-	-	400,000
Issuance of shares for stock issuance costs	2,100,000	2,100	-	(2,100)	-	-	-
Stock issuance costs	-	-	-	(40,000)	-	-	(40,000)
Exercise of options	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	21,275	-	-	21,275
Fair value of employee stock options	-	-	-	47,658	-	-	47,658
Fair value of non-employee stock options	-	-	-	48,374	-	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	145,144,603	174,940	-	8,817,382	(113,389)	(12,187,984)	(3,309,051)

Issuance of shares for services	1,000,000	1,000	-	45,500	-	-	46,500
Issuance of shares of common stock	44,111,111	44,111	-	1,015,889	-	-	1,060,000
Issuance of stock for licensing	2,222,222	2,222	-	97,778	-	-	100,000
Issuance of stock for trademarks, etc.	2,222,222	2,222	-	97,778	-	-	100,000
Shares issued for conversion of notes payable and accrued interest	12,923,622	12,925	-	568,639	-	-	581,564
Exercise of options	10,490,996	10,491	-	2,622	-	-	13,113
Exercise of warrants	333,333	333	-	49,667	-	-	50,000
Fair value of employee stock options	-	-	-	332,036	-	-	332,036
Fair value of non-employee stock options	-	-	-	11,638	-	-	11,638
Forgiveness of debt-related party	-	-	-	349,000	-	-	349,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(1,199,057)	(1,199,057)

Balance at December 31, 2012	218,448,109	$248,244	$-	$11,387,929	$(113,389)	$(13,387,041)	$(1,864,257)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
And for the Period November 10, 1999 (Date of Inception) to December 31, 2012

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(13,387,041)	(1,199,057)	(665,113)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	2,417,232	343,674	96,032
Accretion of interest on deferred finance charges	453,625	13,625	27,149
Accretion of discount on notes payable	443,236	4,957	17,416
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	530,055	13,471	10,904
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	(156,110)	(184,242)
Stock issued in exchange for services	553,760	46,500	30,000
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Accounts receivable	(3,473)	(3,473)	10,193
Inventory	19,980	15,157	(11,451)
Prepaid expenses	(350,000)	(232,240)	21,936
Increase in liabilities
Accounts payable and accrued expenses	2,567,362	786,436	333,291
Net cash used in operating activities	$(7,039,268)	$(367,060)	$(313,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,109)	(2,360)	-
Purchase of intangibles	(224,134)	(6,665)	(3,577)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(255,505)	(9,025)	(3,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,551,447	1,060,000	400,000
Proceeds from exercise of stock options	255,482	13,113	10,000
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	105,500	50,000	-
Proceeds from issuance of warrants	2,000,000	2,000,000	-
Proceeds from issuance of notes payable	2,789,000	200,000	-
Repayments of notes payable	(202,751)	(6,251)	(58,500)
Payment for treasury stock	(17,795)	-	(17,795)
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	(40,000)

Net cash provided by financing activities	10,289,123	3,316,862	293,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,994,350	2,940,777	(23,757)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	53,573	77,330

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,994,350	$2,994,350	$53,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$39,440	$-	$6,557

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$893,605	$581,564	$-

Fair value of stock issued for purchase of assets	$100,000	$100,000	$-

Fair value of warrants issued for purchase of assets	$100,000	$100,000	$-

Fair value of stock issued for licensing costs	$100,000	$100,000	$-

Fair value of warrants issued for licensing costs	$300,000	$300,000	$-

Fair value of beneficial conversion option	$400,000	$-	$-

Fair value of warrants issued as debt discount	$78,043	$-	$21,275

Issuance of common stock for stock issuance costs	$2,100	$-	$2,100

Issuance of options as stock cost for treasury stock	$5,594	$-	$5,594

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$349,000	$-

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

The warrants associated with the above agreements are subject to anti-dilution reset adjustments outlined in the agreements. In accordance with ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period with the increase/decrease being adjusted through earnings.

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

NOTE 14– RESTATEMENT

The 2012 consolidated financial statements were restated to properly reflect the warrants issued in the December 31, 2012 major agreements (Note 7) as liabilities in accordance with FASB ASC 815-40, instead of the original equity classification. The warrants issued in the December 31, 2012 major agreements contain a reset provision which requires the Company to reduce the exercise price of the warrants, if the Company issues additional shares of common stock, as defined in the warrant agreement, at a price lower than the exercise price of the warrants in effect at that time. The warrant expires in five years, at which time the warrant liability would be reclassified into equity.

The restatement did not change any line items in the consolidated statements of operations and had no effect on the net loss or the loss per share for the year ended December 31, 2012 and no effect on the net loss for the period from November 10, 1999 (date of inception) to December 31, 2012.

The effect of the restatement on the consolidated financial statements as of December 31, 2012 and for the year ended December 31, 2012 and for the period from November 10, 1999 (date of inception) to December 31, 2012 is set forth below.

	December 31, 2012
	As Previously
Consolidated Balance Sheet	Reported	Correction	As Restated

Long-term liabilities
Warrant liability	$-	$2,400,000	$2,400,000
Total long-term liabilities	2,588,176	2,400,000	4,988,176
Stockholders' deficit
Additional paid in capital	13,787,929	(2,400,000)	11,387,929
Total stockholders' equity (deficit)	535,743	(2,400,000)	(1,864,257)

Total liabilities and stockholders' equity (deficit)	$4,081,975	$-	$4,081,975

	For the year ended December 31, 2012
	As Previously
Consolidated Statement of Cash Flows	Reported	Correction	As Restated

Cash flows from financing activities
Proceeds from issuance of common stock	$2,060,000	$(1,000,000)	$1,060,000
Proceeds from issuance of warrants	1,000,000	1,000,000	2,000,000

Net cash provided by financing activities	$3,316,862	$-	$3,316,862

	Cumulative Since Inception
	As Previously
Consolidated Statement of Cash Flows	Reported	Correction	As Restated

Cash flows from financing activities
Proceeds from issuance of common stock	$6,551,447	$(1,000,000)	$5,551,447
Proceeds from issuance of warrants	1,000,000	1,000,000	2,000,000

Net cash provided by financing activities	$10,289,123	$-	$10,289,123