Form 10-Q
period 2013-03-31
LASERLOCK TECHNOLOGIES INC
filed 2013-05-20
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

837 Lindy Lane Bala, Cynwyd, PA	19004
(Address of Principal Executive Offices)	(Zip Code)

(610) 668-1952
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 238,469,219 shares of common stock outstanding at May 10, 2013.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	1

CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	3 - 8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 - 24

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,485,334	$2,994,350
Accounts receivable, net of allowance of $0 at March 31, 2013 and December 31, 2012	6,613	3,473
Inventory	29,852	19,980
Prepaid expenses	612,868	750,000

TOTAL CURRENT ASSETS	4,134,667	3,767,803

PROPERTY AND EQUIPMENT
Capital equipment	32,782	34,964
Less accumulated depreciation	23,425	32,624
	9,357	2,340

Patents and Trademark, net of accumulated amortization of $98,077 and $92,302 as of March 31, 2013 and December 31, 2012	324,542	311,832

TOTAL ASSETS	$4,468,566	$4,081,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,568	$660,493
Accrued interest	13,667	97,563
Notes payable	50,000	200,000

TOTAL CURRENT LIABILITIES	477,235	958,056

LONG-TERM LIABILITIES
Embedded derivative liability	1,000,000	-
Warrant liability	17,317,301	2,400,000
Accrued interest	1,015,561	975,559
Senior secured convertible notes payable	775,249	775,249
Convertible notes payable	98,000	140,000
Notes payable, net of discount of $12,393 and $13,632 as of March 31, 2013 and December 31, 2012	698,607	697,368

TOTAL LONG-TERM LIABILITIES	20,904,718	4,988,176

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 33,333,333 shares issued and outstanding as of March 31, 2013 and no shares issed and outstanding at December 31, 2012	1,000,000	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 268,265,122 shares issued and 238,469,220 outstanding at March 31, 2013 and 248,244,012 shares issued and 174,940,506 outstanding at December 31, 2012	268,265	248,244

Additional paid in capital	11,225,425	11,387,929

Treasury stock, at cost (29,795,903 shares at March 31, 2013 and December 31, 2012)	(113,389)	(113,389)

Deficit accumulated during the development stage	(29,293,688)	(13,387,041)

STOCKHOLDERS’ DEFICIT	(16,913,387)	(1,864,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,468,566	$4,081,975

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to March 31, 2013
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2013	2012

NET REVENUES
Sales	$464,295	$3,140	$3,740
Royalties	645,180	-	10,000

TOTAL NET REVENUE	1,109,475	3,140	13,740

COST OF SALES	431,741	2,710	2,036

GROSS PROFIT	677,734	430	11,704

OPERATING EXPENSES
General and administrative	1,641,668	98,309	26,690
Legal and accounting	1,651,223	112,437	90,347
Patent costs	65,000	-	-
Payroll expenses(a)	3,949,311	536,329	45,000
Research and development	1,016,948	149,156	1,257
Sales and marketing	5,072,036	52,304	12,308
Total operating expenses	13,396,186	948,535	175,602

LOSS BEFORE OTHER INCOME	(12,718,452)	(948,105)	(163,898)

OTHER INCOME (EXPENSE)
Interest income	63,664	-	-
Interest expense	(2,231,673)	(41,241)	(71,707)
Change in fair value of warrants	(11,921,510)	(11,921,510)	-
Fair value of warrants in excess of consideration for convertible preferred stock	(2,995,791)	(2,995,791)	-
Gain on debt forgiveness	340,352	-	-
Gain on disposition of assets	4,722	-	-
	(16,740,236)	(14,958,542)	(71,707)

LOSS BEFORE INCOME TAX BENEFIT	(29,458,688)	(15,906,647)	(235,605)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	(29,293,688)	(15,906,647)	(235,605)

Less: Deemed dividend distribution	(1,000,000)	(1,000,000)	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(30,293,688)	$(16,906,647)	$(235,605)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.07)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		227,124,683	145,144,603

(a)	includes share based compensation of $1,048,121 cumulative, $332,599 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	$-	$-	4,278,000	$4,278	$-	$16,595	$-	$-	$20,873
Issuance of shares of common stock in exchange for services	-	-	1,232,000	1,232	-	35,728	-	-	36,960
Issuance of shares of common stock	-	-	2,090,000	2,090	-	60,610	-	-	62,700
Stock issuance costs	-	-	-	-	-	(13,690)	-	-	(13,690)
Net loss	-	-	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	-	-	7,600,000	7,600	-	99,243	-	(54,113)	52,730

Issuance of shares of common stock	-	-	5,449,999	5,450	-	921,050	-	-	926,500
Issuance of shares of common stock in exchange for services	-	-	240,000	240	(40,800)	40,560	-	-	-
Stock issuance costs	-	-	-	-	-	(16,335)	-	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	-	-	50,350	-	-	50,350
Amortization of deferred consulting fees	-	-	-	-	20,117	-	-	-	20,117
Net loss	-	-	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	-	-	13,289,999	13,290	(20,683)	1,094,868	-	(421,942)	665,533

Issuance of shares of common stock	-	-	217,500	218	-	77,723	-	-	77,941

Issuance of shares of common stock and stock options for acquisition of subsidiary	-	-	2,000,000	2,000	-	736,000	-	-	738,000
Issuance of stock options	-	-	-	-	-	15,000	-	-	15,000
Exercise of options	-	-	1,450,368	1,450	-	230,609	-	-	232,059
Fair value of non-employee stock options	-	-	-	-	-	323,250	-	-	323,250
Amortization of deferred consulting fees	-	-	-	-	20,683	-	-	-	20,683
Net loss	-	-	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	-	-	16,957,867	16,958	-	2,477,450	-	(1,474,241)	1,020,167

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of common stock	-	-	3,376,875	3,377	-	687,223	-	-	690,600
Fair value of non-employee stock options	-	-	-	-	-	94,000	-	-	94,000
Salary due to shareholder contributed capital	-	-	-	-	-	15,000	-	-	15,000
Return of shares of common stock related to purchase price adjustment	-	-	(1,000,000)	(1,000)	-	(353,000)	-	-	(354,000)
Net loss	-	-	-	-	-	-	-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	-	-	19,334,742	19,335	-	2,920,673	-	(2,669,994)	270,014

Issuance of shares of common stock	-	-	22,512,764	22,512	-	1,387,109	-	-	1,409,621
Fair value of non-employee stock options	-	-	-	-	-	213,300	-	-	213,300
Issuance of shares of common stock in exchange for services	-	-	143,000	143	-	23,857	-	-	24,000
Stock issuance costs	-	-	-	-	-	(49,735)	-	-	(49,735)
Net loss	-	-	-	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	-	-	41,990,506	41,990	-	4,495,204	-	(3,777,114)	760,080

Stock issuance costs	-	-	-	-	-	(25,000)	-	-	(25,000)
Fair value of non-employee stock options	-	-	-	-	-	493,600	-	-	493,600
Issuance of shares of common stock	-	-	18,600,000	18,600	-	939,881	-	-	958,481
Net loss	-	-	-	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	-	-	60,590,506	60,590	-	5,903,685	-	(5,183,620)	780,655

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Fair value of non-employee stock options	-	-	-	-	-	286,762	-	-	286,762
Issuance of shares of common stock	-	-	3,000,000	3,000	-	102,000	-	-	105,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,266,811)	(1,266,811)

Balance at December 31, 2005	-	-	63,590,506	63,590	-	6,292,447	-	(6,450,431)	(94,394)

Fair value of non-employee stock options	-	-	-	-	-	215,463	-	-	215,463
Fair value of employee stock options	-	-	-	-	-	135,098	-	-	135,098
Fair value of warrants issued for deferred finance charges	-	-	-	-	-	392,376	-	-	392,376
Exercise of warrants	-	-	5,550,000	5,550	-	49,950	-	-	55,500
Exercise of options	-	-	4,300,000	4,300	-	(3,870)	-	-	430
Shares retired upon cancellation of consulting agreements	-	-	(1,200,000)	(1,200)	-	1,080	-	-	(120)
Issuance of shares for services	-	-	1,200,000	1,200	-	53,800	-	-	55,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(1,607,017)	(1,607,017)

Balance at December 31, 2006	-	-	73,440,506	73,440	-	7,136,344	-	(8,057,448)	(847,664)

Fair value of non-employee stock options	-	-	-	-	-	47,692	-	-	47,692
Fair value of employee stock options	-	-	-	-	-	67,651	-	-	67,651
Recognition of beneficial conversion feature	-	-	-	-	-	375,000	-	-	375,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(1,117,334)	(1,117,334)

Balance at December 31, 2007	-	-	73,440,506	73,440	-	7,626,687	-	(9,174,782)	(1,474,655)

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Fair value of non-employee stock options	-	-	-	-	-	28,752	-	-	28,752
Fair value of employee stock options	-	-	-	-	-	19,720	-	-	19,720
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	25,000	-	-	25,000
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(931,338)	(931,338)

Balance at December 31, 2008	-	-	73,440,506	73,440	-	7,700,159	-	(10,106,120)	(2,332,521)

Fair value of non-employee stock options	-	-	-	-	-	1,524	-	-	1,524
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	15,450	-	-	15,450
Issuance of shares for services	-	-	7,200,000	7,200	-	40,500	-	-	47,700
Shares issued for conversion of notes payable	-	-	48,750,000	48,750	-	263,291	-	-	312,041
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(694,910)	(694,910)

Balance at December 31, 2009	-	-	129,390,506	129,390	-	8,020,924	-	(10,801,030)	(2,650,716)

Fair value of non-employee stock options	-	-	-	-	-	364	-	-	364
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	20,143	-	-	20,143
Issuance of shares for services	-	-	25,950,000	25,950	-	182,650	-	-	208,600
Net loss for the year ended Decemberr 31, 2010	-	-	-	-	-	-	-	(721,841)	(721,841)

Balance at December 31, 2010	-	-	155,340,506	155,340	-	8,224,081	-	(11,522,871)	(3,143,450)

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
 Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares for services	-	-	1,000,000	1,000	-	29,000	-	-	30,000
Contribution of common stock from related parties	-	-	(12,000,000)	-	-	95,594	(95,594)	-	-
Purchase of common stock for treasury	-	-	(17,795,903)	-	-	-	(17,795)	-	(17,795)
Sale of common stock	-	-	15,500,000	15,500	-	384,500	-	-	400,000
Issuance of shares for stock issuance costs	-	-	2,100,000	2,100	-	(2,100)	-	-	-
Stock issuance costs	-	-	-	-	-	(40,000)	-	-	(40,000)
Exercise of options	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	21,275	-	-	21,275
Fair value of employee stock options	-	-	-	-	-	47,658	-	-	47,658
Fair value of non-employee stock options	-	-	-	-	-	48,374	-	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	-	-	145,144,603	174,940	-	8,817,382	(113,389)	(12,187,984)	(3,309,051)

Issuance of shares for services	-	-	1,000,000	1,000	-	45,500	-	-	46,500
Issuance of shares of common stock	-	-	44,111,111	44,111	-	1,015,889	-	-	1,060,000
Issuance of stock for licensing	-	-	2,222,222	2,222	-	97,778	-	-	100,000
Issuance of stock for trademarks, etc.	-	-	2,222,222	2,222	-	97,778	-	-	100,000
Shares issued for conversion of notes payable and accrued interest	-	-	12,923,622	12,925	-	568,639	-	-	581,564
Exercise of options	-	-	10,490,996	10,491	-	2,622	-	-	13,113
Exercise of warrants	-	-	333,333	333	-	49,667	-	-	50,000
Fair value of employee stock options	-	-	-	-	-	332,036	-	-	332,036
Fair value of non-employee stock options	-	-	-	-	-	11,638	-	-	11,638
Forgiveness of debt - related party	-	-	-	-	-	349,000	-	-	349,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,199,057)	(1,199,057)

Balance at December 31, 2012 (Audited)	-	-	218,448,109	248,244	-	11,387,929	(113,389)	(13,387,041)	(1,864,257)

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
 Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of preferred stock	33,333,333	$1,000,000	-	-	-	-	-	-	1,000,000
Issuance of shares of common stock	-	-	4,811,111	4,811	-	230,189	-	-	235,000
Shares issued for conversion of notes payable and accrued interest	-	-	10,875,000	10,875	-	251,125	-	-	262,000
Exercise of options	-	-	3,335,000	3,335	-	14,584	-	-	17,919
Exercise of warrants	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of employee stock options	-	-	-	-	-	332,598	-	-	332,598
Deemed dividend distribution	-	-	-	-	-	(1,000,000)	-	-	(1,000,000)
Net loss for the year ended March 31, 2013	-	-	-	-	-	-	-	(15,906,647)	(15,906,647)

Balance at March 31, 2013 (Unaudited)	33,333,333	$1,000,000	238,469,220	$268,265	$-	$11,225,425	$(113,389)	$(29,293,688)	$(16,913,387)

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to March 31, 2013)
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(29,293,688)	(15,906,647)	(235,605)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	2,749,831	332,598	-
Accretion of interest on deferred finance charges	453,625	-	4,312
Accretion of discount on notes payable	444,475	1,239	1,239
Change in fair value warrant liability	11,921,510	11,921,510	-
Fair value of warrants in excess of consideration for convertible preferred stock	2,995,791	2,995,791
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	536,100	6,045	2,768
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	-	-
Stock issued in exchange for services	553,760	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Accounts receivable	(6,613)	(3,140)	(3,060)
Inventory	(29,852)	(9,872)	2,036
Prepaid expenses	(212,868)	137,133	30,378
Increase in liabilities
Accounts payable and accrued expenses	2,386,502	(220,820)	164,152
Net cash used in operating activities	$(7,785,431)	$(746,163)	$(33,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,438)	(7,329)	-
Purchase of intangibles	(242,577)	(18,443)	-
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(281,277)	(25,772)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,000,000	1,000,000	-
Proceeds from issuance of common stock	6,786,447	235,000	-
Proceeds from exercise of stock options	273,401	17,919	-
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	115,500	10,000	-
Proceeds from issuance of warrants	1,000,000	-	-
Proceeds from issuance of notes payable	2,789,000	-	-
Repayments of notes payable	(202,751)	-	-
Payment for treasury stock	(17,795)	-	-
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	-

Net cash provided by financing activities	11,552,042	1,262,919	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,485,334	490,984	(33,780)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,994,350	53,573

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,485,334	$3,485,334	$19,793

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows  (Continued)
For the Years Ended March 31, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to March 31, 2013
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$53,336	$13,896	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$1,155,605	$262,000	$-

Fair value of stock issued for purchase of assets	$100,000	$-	$-

Fair value of warrants of issued for purchase of assets	$100,000	$-	$-

Fair value of stock issued for licensing costs	$100,000	$-	$-

Fair value of warrants issued for licensing costs	$300,000	$-	$-

Accretion of discount on preferred stock as deemed dividend distribution	$1,000,000	$1,000,000	$-

Fair value of beneficial conversion feature	$1,400,000	$1,000,000	$-

Fair value of warrants issued as debt discount	$78,043	$-	$-

Issuance of common stock for stock issuance costs	$2,100	$-	$-

Issuance of options as stock cost for treasury stock	$5,594	$-	$-

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$-	$-

See the accompanying notes to these consolidated financial statements.

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended, as filed with the Securities and Exchange Commission.  Operating results for the three months ending March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, embedded derivative, warrant liability and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $312 and $0 for the three months ended March 31, 2013 and 2012.

Patents and Trademark
The Company has five issued patents, filed for three provisional patents for anti-counterfeiting technology and purchased the VerifyMe  trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $2,303 and $0 for the three months ended March 31, 2013 and 2012, and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the amendments effective January 1, 2013 and their adoption did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a.	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors.
b.	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2013.

NOTE 2 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three provisional patents for anti-counterfeiting technology. We also acquired the VerifyMe trademark. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three months ended March 31, 2013 and 2012, the Company capitalized patent costs of $18,443 and $0. Amortization expense for patents was $5,733 and $2,768 for the three months ended March 31, 2013 and 2012. Future estimated annual amortization over the next five years is approximately $23,000 per year for the years ending December 31, 2013 through 2017.

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2013 and 2012.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2013, and there was no accrual for uncertain tax positions as of March 31, 2013.  Tax years from 2008 through 2012 remain subject to examination by major tax jurisdictions.

There was no income tax benefit for the losses for the three months ended March 31, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% per annum during the extension period.  In June 2011, the interest rate on all of the notes was reset to 10% and $596,500 of the notes and accrued interest was extended until September 15, 2015.  During the fourth quarter of 2012 the remaining $178,749 of unextended notes and the associated accrued interest were extended to September 30, 2015.  As of March 31, 2013 and December 31, 2012, the outstanding principal balance on these notes was $775,249.  Accrued interest at March 31, 2013 and December 31, 2012 amounted to $619,567 and $600,091.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of March 31, 2013, the Company has received $80,000 for the exercise of 8,000,000 of the warrants.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE (Continued)

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

On March 19, 2013, the investor holding $140,000 of convertible notes transferred $14,000 of the $140,000 convertible notes to the Chief Executive Officer of the Company.  Also on March 19, 2013, the investor agreed to convert $28,000 of the investor’s remaining $126,000 of convertible notes into 5,250,000 shares of the Company’s common stock.

On March 19, 2013, the Chief Executive Officer of the Company agreed to convert $14,000 of convertible notes into 2,625,000 of the Company’s common stock.

As of March 31, 2013 and December 31, 2012, the remaining principal balance on the notes is $98,000.  Accrued interest at March 31, 2013 and 2012 amounted to $82,250 and $78,750.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2013	December 31, 2012

Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$561,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	-	150,000

Less: Debt discount	(12,393)	(13,632)
	748,607	897,368

Less: Current portion	50,000	200,000
Long-term portion	$698,607	$697,368

At March 31, 2013 and December 31, 2012 accrued interest on notes payable was $327,411 and $394,281.

Private Placement of 8% Series A Notes Payable
In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold 0.5 units, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable, which have been fully expensed.

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

NOTE 6 - NOTES PAYABLE (Continued)

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated 6 million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6 million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.  The authorized shares of the Company’s common stock were increased on November 12, 2012 from 175,000,000 to 425,000,000. The Company's stockholders have approved a further increase to 675,000,000 shares of common stock, which is expected to take effect in May, 2013.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable.  As of March 31, 2013 and 2012, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $12,393 and $13,632. For the three months ended March 31, 2013 and 2012, accreted interest expense from the accretion of the debt discount was $1,239.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.

Private Placement of 25% Notes Payable
In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 13 – Legal Matters to these condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

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

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over two years.  For the three months ended March 31, 2013 and 2012 amortization of deferred finance charges was $0 and $4,312.

NOTE 6 - NOTES PAYABLE (Continued)

In December 2012, 250,000 of these notes payable and accrued interest of $122,397 were converted into 8,219,911 shares of the Company’s common stock.  In March 2013, the remaining $150,000 of the notes payable and accrued interest of $83,895 was converted into 3 million shares of the Company’s common stock.  Accrued interest of $13,895 was paid in cash.

Aggregate Maturities of Long-term Debt

Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:
2013	$50,000
2014	-
2015	1,621,856
2016	-
2017	-

NOTE 7 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Services Agreement, a Technology and Services Agreement with Zaah, a Patent and Technology License Agreement, and an Asset Purchase Agreement (collectively the “Agreements”).  Included in these Agreements were Warrants to purchase shares of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements.  In accordance with ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended March 31, 2013, the value of the warrants increased to $10,657,015 resulting in a charge to expenses of $8,257,015.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe, Inc. (“VerifyMe”) on January 31, 2013 (the “Subscription Agreement”).  Under the terms of the Subscription Agreement VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock and a warrant to purchase 33,333,333 shares of the Company’s common stock for $1 million at an exercise price of $0.12.

At any time within two years after January 31, 2013, the subscriber has the right, but not the obligation to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by subscriber in exchange for the price originally paid by the subscriber therefor upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurring of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share.

NOTE 8 – CONVERTIBLE PREFERRED STOCK (Continued)

In accordance with ASC 480 and 815, the Preferred Stock has been classified as permanent equity and has been valued at $1 million.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with ASC 815 and was valued in accordance with ASC 470 as a beneficial conversion feature at a fair market value of $1 million at January 31, 2013.  This was classified as an embedded derivative liability and a discount to Preferred Stock.  Because the Preferred Stock can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million.

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair market of $2,995,791 at January 31, 2013.  Because this amount was in entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended March 31, 2013, the value of the warrants increased to $6,660,286 resulting in a charge to expenses of $3,664,495.

The Convertible Preferred Stock have a preference in liquidation that the holders of the Convertible Preferred Stock are to be paid out of assets available for distribution prior to holders of common stock. The Convertible Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Convertible Preferred Stock can be converted. In addition, the Convertible Preferred Stockholders are to be paid dividends, based on the number of Convertible Preferred shares as if the shares had been converted to common shares, prior to the common stockholders receiving a dividend.

The conversion price of the Preferred A shares is currently $0.03 per share. There are no arrearages on cumulative dividends.

NOTE 9 – STOCKHOLDERS’ EQUITY

In January and February 2013, the Company received $185,000 from the sales of 3,700,000 units from private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.

In January, 2013, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  The company sold 1,111,111 units and raised $50,000 as of the date of this report.

On February 1, 2013, an investor exercised a warrant to purchase 1 million shares of the Company’s common stock that raised $10,000 for the Company.

In February and March 2013, four investors exercised options to purchase 3,335,000 shares of the Company’s common stock that raised $17,919 for the Company.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2013, there are 13,590,996 options that have been issued and exercised, 4,335,000 options that have been issued and are unexercised, and 74,004 options that are available to be issued under the Plan.

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

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board and Chief Executive Officer of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.  The Company has raised the $2.5 million in funding, but has not issued the options as of the date of this report.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Operating Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.  The Company has raised the $2.5 million in funding, but has not issued the options as of the date of this report.

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

On November 21, 2012, the Company issued options to purchase an aggregate of 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the Chief Executive Officer and the Chief Operating Officer. The fair value of options issued was $89,538 and was expensed immediately.

On November 21, 2012, the Company issued options to purchase an aggregate of 10 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the five members of the Board of Directors. The fair value of options issued was $447,689 of which $223,844 was expensed immediately and the remainder will be expensed over one year with expense of $55,961 being expensed for the three months ended March 31, 2013.

All of the options issued on November 21, 2012 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 131%, risk-free interest rate of 1.7% and expected option life of ten years.

On January 22, 2013, the Company issued options to an employee to purchase 1 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows:   250,000 immediately, 250,000 in one year and 500,000 in two years.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms.  The total expense for the three months ended March 31, 2013 was $33,324.

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows:   200,000 in one year, 200,000 in two years and 100,000 in three years.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998 of which $5,000 was expensed during the three months ended March 31, 2013 and the remainder will be expensed over the vesting terms.

On March 13, 2013, the Company issued an option to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a member of the Board of Directors.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years.  The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year with one month expense of $18,331 being expensed in the three months ended March 31, 2013.

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2011:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	15,585,996	$0.00125 to $0.20	$0.01

Granted	72,422,221	0.05 to 0.10	0.08
Transferred to employee options	(200,000)	(0.05)	-
Exercised	(5,000,996)	0.00125	-
Expired	-	-	-

Outstanding, December 31, 2012	82,807,221	0.00125 to 0.20	0

Granted	38,144,444	0.10 to 0.15	0.03
Exercised	(3,435,000)	0.00125 - 0.07	-
Expired	-	-	-

Outstanding, March 31, 2013	117,516,665	$0.01 to $.20	$0.10

Exercisable, March 31, 2013	117,516,665	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, March 31, 2013 (years)	7.4

A summary of incentive stock option transactions for employees since December 31, 2011 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	15,000,000	0.05 - 0.15	0.06
Transferred from non-employee options	200,000	0.05	-
Exercised	(5,823,333)	0.00125 - 0.15	-
Expired/Returned	-	-	-

Outstanding, December 31, 2012	15,766,667	0.00125 to 0.10	0.06

Granted	3,500,000	0.05 - 0.15	0.06
Exercised	(900,000)	0.00125	-
Expired/Returned	-	-	-

Outstanding, March 31, 2013	18,366,667	$0.05 to $0.15	$0.06

Exercisable, March 31, 2013	11,116,667	$0.05 to $0.15	$0.07

Weighted Average Remaining Life, Exercisable, March 31, 2013 (years)	9.7

NOTE 11 – RELATED PARTY TRANSACTIONS

At March 31, 2013, eight shareholders of the Company held $775,249 and at December 31, 2012, six shareholders of the Company held $732,249 of the senior secured convertible notes payable.

At March, 31, 2013 and December 31, 2012 one shareholder of the Company held $98,000 of convertible notes payable.

At March, 31, 2013, three shareholders of the Company held 761,000 of unsecured notes payable and at December 31, 2012 three shareholders of the Company held $711,000 of unsecured notes payable.

The Company maintains its office at the home of its Chief Executive Officer. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,199 and $8,359 were incurred during the three months ended March 31, 2013 and 2012.

NOTE 12 – MAJOR CUSTOMERS

During the three months ended March 31, 2013, the Company earned a substantial portion of its revenue from one customer aggregating $3,140.  At March 31, 2013, amounts due from that customer included in trade accounts receivable were $3,140.  During the three months ended March 31, 2012, the Company earned a substantial portion of its revenue from one customer aggregating $12,000.  At March 31, 2012, amounts due from that customer included in trade accounts receivable were $2,000.

NOTE 13 – LEGAL MATTERS

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

NOTE 14 – SUBSEQUENT EVENTS

The Company is in the process of moving its corporate headquarters to Washington D.C.

On May 4, 2013, the Board of Directors elected a new board member, who received options to purchase 2 million shares of the Company's common stock at an exercise price of $.05 and a term of ten years.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

We were incorporated in Nevada in November 1999. We are a technology development company that delivers product and document authentication and security. We plan to develop and market technologies in a variety of applications in the security field.

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

We have five issued patents and submitted three provisional applications relating to our technology. We also acquired the VerifyMe trademark. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes.

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

Our primary strategic objective over the next 12-24 months is to successfully market our products and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years. We plan to achieve this objective through a targeted marketing program. As we grow, we intend to hire additional professionals to develop new products and market our products.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended March 31, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2013 and 2012

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended March 31, 2013 and 2012, we generated net revenues of $3,140 and $3,740 respectively.  Our net loss increased $15,671,042 to $15,906,647 for the three months ended March 31, 2013 compared to $235,605 for the three months ended March 31, 2012, as a result of increases in expenses primarily the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the three months ended March 31, 2013 and 2012, we incurred proprietary technology costs of sales of $2,710 and $2,036.

General and Administrative Expenses

General and administrative expenses increased $71,619 to $98,309 for the three months ended March 31, 2013 from $26,690 for the three months ended March 31, 2012.  The increase is attributable to increases in filing fees, insurance of $29,000, office expenses of $13,000, other operating expenses of $11,000 and payroll taxes of $13,000 and rent expense of $6,000.  The increases primarily resulted from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees increased $22,090 to $112,437 for the three months ended March 31, 2013 from $90,347 for the three months ended March 31, 2012.   The increase in legal and accounting fees in 2013 was primarily related to matters relating to the Subscription Agreement entered into on January 31, 2013.

Payroll Expenses

Payroll expenses were $536,329 for the three months ended March 31, 2013, an increase of $491,329 from $45,000 for the three months ended March 31, 2012.  The increase relates to the hiring of seven additional employees during the three months ended March 31, 2013, as well as stock based compensation of $333,000 for the board of directors and the employees.

Research and Development

Research and development expenses were $149,156 and $1,257, respectively, for the three months ended March 31, 2013 and 2012, an increase of $147,899.  The increase in research and development expenses was due to primarily to the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2013 were $52,304 as compared to $12,308 for the three months ended March 31, 2012, an increase of $39,996.   The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2013.

Interest Expense

During the three months ended March 31, 2013, the Company incurred interest expense of $41,241, as compared to $71,707 for the three months ended March 31, 2012, a decrease of $30,466. The decrease in interest expense directly correlates to the notes payable that have been converted into common stock during 2012 and 2013.

Change in  fair value of warrants

During the three months ended March 31, 2013, the Company incurred an unrealized loss on the market value of warrants of $11,921,510 as compared to $0 for the three months ended March 31, 2012.  The increase resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants have increased because the stock price has risen and the difference between the warrant exercise price and the stock price has increased.

Fair value of warrants in excess of consideration for convertible preferred stock

During the three months ended March 31, 2013, the Company incurred an unrealized loss on the market value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791 as compared to $0 for the three months ended March 31, 2012.  The loss resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $3,147,000.

Net cash used in operating activities for the three months ended March 31, 2013 increased to $746,162 from $33,780 for the three months ended March 31, 2012, an increase of $712,382. The increase in net cash used in operating activities is mainly related to the expansion of operations including hiring employees, increased marketing efforts and opening an office in Washington, D.C.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $25,772 for the three months ended March 31, 2013.

Net cash provided by financing activities was $1,262,919 and $0, respectively, for the three months ended March 31, 2013 and 2012.  The net cash provided by financing activities for the three months ended March 31, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options.

The Company is in the development stage. During the three months ended March 31, 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

As we have not realized significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

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

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements.  In accordance with ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended March 31, 2013, the value of the warrants increased to $10,657,015 resulting in a charge to expenses of $8,257,015.

The following agreement was executed on January 31, 2013 and provided the Company with $1 million in funding:

Subscription Agreement

VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock and a warrant to purchase 33,333,333 shares of the Company’s common stock for $1 million at an exercise price of $0.12.  This agreement was executed on January 31, 2013.

At any time within two years after January 31, 2013, the subscriber has the right, but not the obligation to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by subscriber in exchange for the price originally paid by the subscriber therefor upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurring of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share.

In accordance with ASC 480 and 815, the Preferred Stock has been classified as permanent equity and has been valued at $1million.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with ASC 815 and was valued in accordance with ASC 470 as a beneficial conversion feature at a fair market value of $1 million at January 31, 2013.  This was classified as an embedded derivative liability and a discount to Preferred Stock.  Because the Preferred Stock can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million.

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair market of $2,995,791 at January 31, 2013.  Because this amount was in entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended March 31, 2013, the value of the warrants increased to $6,660,286 resulting in a charge to expenses of $3,664,495.

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

In January and February 2013, the Company received $185,000 from the sales of 3,700,000 units from private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.

In January, 2013, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  The company sold 1,111,111 units and raised $50,000 as of the date of this report.

On February 1, 2013, an investor exercised a warrant to purchase 1 million shares of the Company’s common stock that raised $10,000 for the Company.

In February and March 2013, four investors exercised options to purchase 3,335,000 shares of the Company’s common stock that raised $17,919 for the Company.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have added controls relative to contractual legal documents to facilitate better internal control over financial reporting identified in connection with the evaluation that occurred during our fiscal quarter ended March 31, 2013.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

3.3
Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

10.1
Subscription Agreement between the Company and VerifyMe, Inc., dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES, INC.

Date: May 20, 2013	By:	/s/ Scott A. McPherson
Scott A. McPherson Chief Financial Officer