Form 10-Q
period 2013-06-30
LASERLOCK TECHNOLOGIES INC
filed 2013-08-14
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3112 M Street NW, Washington, DC	20007
(Address of Principal Executive Offices)	(Zip Code)

202-400-3700
(Registrant’s Telephone Number, Including Area Code)

837 Lindy Lane
Bala Cynwyd, PA 19004
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 258,091,442 shares of common stock outstanding at August 12, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	3 - 8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	9 - 10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	11 - 24

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,871,840	$2,994,350
Accounts receivable, net of allowance of $0 at June 30, 2013 and December 31, 2012	6,613	3,473
Inventory	39,434	19,980
Prepaid expenses	469,737	750,000

TOTAL CURRENT ASSETS	3,387,624	3,767,803

PROPERTY AND EQUIPMENT
Capital equipment	236,026	34,964
Less accumulated depreciation	57,326	32,624
	178,700	2,340

OTHER ASSETS
Deposits	37,197	-
Patents and Trademark, net of accumulated amortization of $98,839 and $92,302 as of June 30, 2013 and December 31, 2012	127,249	311,832
	164,446	311,832

TOTAL ASSETS	$3,730,770	$4,081,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$381,977	$660,493
Accrued interest	14,667	97,563
Notes payable	50,000	200,000

TOTAL CURRENT LIABILITIES	446,644	958,056

LONG-TERM LIABILITIES
Embedded derivative liability	1,000,000	-
Warrant liability	18,176,165	2,400,000
Accrued interest	865,174	975,559
Senior secured convertible notes payable	550,249	775,249
Convertible notes payable	98,000	140,000
Notes payable, net of discount of $11,154 and $13,632 as of June 30, 2013 and December 31, 2012	699,846	697,368

TOTAL LONG-TERM LIABILITIES	21,389,434	4,988,176

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 33,333,333 shares issued and outstanding as of June 30, 2013 and no shares issed and outstanding at December 31, 2012	1,000,000	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 275,665,122 shares issued and 245,869,220 outstanding at June 30, 2013 and 248,244,012 shares issued and 218,448,109 outstanding at December 31, 2012	275,665	248,244

Additional paid in capital	20,785,654	11,387,929

Treasury stock, at cost (29,795,903 shares at June 30, 2013 and December 31, 2012)	(113,389)	(113,389)

Deficit accumulated during the development stage	(40,053,238)	(13,387,041)

STOCKHOLDERS’ DEFICIT	(18,105,308)	(1,864,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,730,770	$4,081,975

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to June 30, 2013

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2013	2012	2013	2012

NET REVENUES
Sales	$464,295	$-	$-	$3,140	$3,740
Royalties	645,180	-	-	-	10,000

TOTAL NET REVENUE	1,109,475	-	-	3,140	13,740

COST OF SALES	431,741	-	-	2,710	2,036

GROSS PROFIT	677,734	-	-	430	11,704

OPERATING EXPENSES
General and administrative	1,812,367	170,699	35,297	269,008	70,987
Legal and accounting	1,706,874	55,651	79,462	168,088	169,809
Patent costs	65,000	-	-	-	-
Payroll expenses (a)	12,153,779	8,204,468	-	8,740,797	-
Research and development	1,179,767	162,819	2,123	311,975	3,380
Sales and marketing	5,124,233	52,197	51,954	104,501	100,262
Total operating expenses	22,042,020	8,645,834	168,836	9,594,369	344,438

LOSS BEFORE OTHER INCOME	(21,364,286)	(8,645,834)	(168,836)	(9,593,939)	(332,734)

OTHER INCOME (EXPENSE)
Interest income	63,665	1	1	1	1
Interest expense	(2,264,651)	(32,978)	(80,251)	(74,219)	(151,958)
Loss on extinguishment of debt	(1,221,875)	(1,221,875)	-	(1,221,875)	-
Change in fair value of warrants	(12,780,374)	(858,864)		(12,780,374)	-
Fair value of warrants in excess of consideration for convertible preferred stock	(2,995,791)	-	-	(2,995,791)	-
Gain on debt forgiveness	340,352	-	-	-	-
Gain on disposition of assets	4,722	-	-	-	-
	(18,853,952)	(2,113,716)	(80,250)	(17,072,258)	(151,957)

LOSS BEFORE INCOME TAX BENEFIT	(40,218,238)	(10,759,550)	(249,086)	(26,666,197)	(484,691)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET LOSS	(40,053,238)	$(10,759,550)	(249,086)	(26,666,197)	(484,691)

Less: Deemed dividend distribution	(1,000,000)	-	-	(1,000,000)	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(41,053,238)	$(10,759,550)	$(249,086)	$(27,666,197)	$(484,691)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.04)	$(0.00)	$(0.11)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		240,935,887	145,144,603	233,374,035	145,144,603

(a) - includes share based compensation of $8,987,750 cumulative, $7,939,629 for the three months ended June 30,2013, $8,272,227 for the six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

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

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

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

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

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

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

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

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

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

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to June 30, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of preferred stock	33,333,333	$1,000,000	-	-	-	-	-	-	1,000,000
Issuance of shares of common stock	-	-	4,811,111	4,811	-	230,189	-	-	235,000
Shares issued for conversion of notes payable and accrued interest	-	-	18,275,000	18,275	-	1,871,725	-	-	1,890,000
Exercise of options	-	-	3,335,000	3,335	-	14,584	-	-	17,919
Exercise of warrants	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of employee stock options	-	-	-	-	-	8,272,227	-	-	8,272,227
Deemed dividend distribution	-	-	-	-	-	(1,000,000)	-	-	(1,000,000)
Net loss for the year ended June 30, 2013	-	-	-	-	-	-	-	(26,666,197)	(26,666,197)

Balance at June 30, 2013 (Unaudited)	33,333,333	$1,000,000	245,869,220	$275,665	$-	$20,785,654	$(113,389)	$(40,053,238)	$(18,105,308)

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to June 30, 2013)
(Unaudited)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,053,238)	$(26,666,197)	$(484,691)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	10,689,459	8,272,227	-
Accretion of interest on deferred finance charges	453,625	-	8,625
Accretion of discount on notes payable	445,714	2,478	2,478
Change in fair value warrant liability	12,780,374	12,780,374	-
Fair value of warrants in excess of consideration for convertible preferred stock	2,995,791	2,995,791	-
Fair value of stock in excess of converted notes payable and accrued interest	1,221,875	1,221,875	-
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	570,804	40,749	5,560
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	-	-
Stock issued in exchange for services	553,760	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Accounts receivable	(6,613)	(3,140)	-
Inventory	(39,434)	(19,454)	2,036
Prepaid expenses	(69,737)	280,263	117,760
Deposit	(37,197)	(37,197)
Increase in liabilities
Accounts payable and accrued expenses	2,386,651	(220,671)	244,445
Net cash used in operating activities	$(8,392,170)	$(1,352,902)	$(103,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,682)	(10,573)	-
Purchase of intangibles	(246,088)	(21,954)	(2,406)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(288,032)	(32,527)	(2,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,000,000	1,000,000	-
Proceeds from issuance of common stock	6,786,447	235,000	-
Proceeds from exercise of stock options	273,401	17,919	-
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	115,500	10,000	-
Proceeds from issuance of warrants	1,000,000	-	-
Proceeds from issuance of notes payable	2,789,000	-	200,000
Repayments of notes payable	(202,751)	-	-
Payment for treasury stock	(17,795)	-	-
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	-

Net cash provided by financing activities	11,552,042	1,262,919	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,871,840	(122,510)	93,807

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,994,350	53,573

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,871,840	$2,871,840	$147,380

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows  (Continued)
For the Years Ended June 30, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to June 30, 2013

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$53,336	$13,896	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$1,561,730	$668,125	$-

Fair value of stock issued for purchase of assets	$100,000	$-	$-

Fair value of warrants issued for purchase of assets	$100,000	$-	$-

Fair value of stock issued for licensing costs	$100,000	$-	$-

Fair value of warrants issued for licensing costs	$300,000	$-	$-

Accretion of discount on preferred stock as deemed dividend distribution	$1,000,000	$1,000,000	$-

Fair value of beneficial conversion feature	$1,400,000	$1,000,000	$-

Fair value of warrants issued as debt discount	$78,043	$-	$-

Issuance of common stock for stock issuance costs	$2,100	$-	$-

Issuance of options as stock cost for treasury stock	$5,594	$-	$-

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$-	$-

See the accompanying notes to these condensed consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
LaserLock Technologies, Inc. and Subsidiary (the “Company”) is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. LaserLock Technologies, Inc. seeks to provide state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. LaserLock Technologies, Inc. is based in Washington, D.C. and is publically traded on the OTC Market under the ticker symbol “LLTI”. The Company markets security technology to protect governments, health care providers, high-end retail goods, the gaming industry and branded products from counterfeiting.

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”).  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $312 and $34,212 for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012.

Patents and Trademark
The Company has five issued patents, filed for three provisional patents for anti-counterfeiting technology and purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer. Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $21,953 and $5,756 for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012, and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Non-cash items included in research and development costs for the three and six months ended June 30, 2013 were $137,500 and $275,000 and $0 for the three and six months ended June 30, 2012.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and six months ended June 30, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Segment Information
The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues. In accordance with ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company subject to Board approval.  Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

Recently Adopted Accounting Pronouncements
As of June 30, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three additional provisional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three and six months ended June 30, 2013, the Company capitalized patent costs of $3,511 and $21,594 and $0 and $2,406 for the three and six months ended June 30, 2012. Amortization expense for patents was $3,262 and $6,495 for the three and six months ended June 30, 2013 and $2,792 and $5,560 for the three and six months ended June 30, 2012. Future estimated annual amortization over the next five years is approximately $13,000 per year for the years ended December 31, 2013 through 2017.  In December 2012, the Company had purchased trademarks, a domain name and software from a third party and in the second quarter of 2013, reallocated the purchase price of $200,000 from intangibles to capital equipment based on the determined fair value of the assets acquired.

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2013 and 2012.

As of December 31, 2012, the Company had net operating loss carryforwards approximating $8.3 million.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2013, and there was no accrual for uncertain tax positions as of June 30, 2013.  Tax years from 2009 through 2012 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors.  As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% per annum during the extension period.  In June 2011, the interest rate on all of the notes was reset to 10% and $596,500 of the notes and accrued interest was extended until September 15, 2015.  During the fourth quarter of 2012 the remaining $178,749 of unextended notes and the associated accrued interest were extended to September 30, 2015.  In June 2013, $225,000 of these notes payable plus accrued interest of $181,125 were converted into 7.4 million shares of the Company’s common stock, which was valued at $1,628,000.  The excess of the fair value of the Company’s common stock over the value of the notes payable and accrued interest was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50.  As of June 30, 2013 and December 31, 2012, the outstanding principal balance on these notes was $550,249 and $775,249.  Accrued interest at June 30, 2013 and December 31, 2012 amounted to $457,918 and $600,091.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of June 30, 2013, the Company has received $80,000 for the exercise of 8,000,000 of the warrants.

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

The noteholder of the remaining $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Remaining shares to be potentially issued under this convertible note issue are 18,375,000.

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued)

On March 19, 2013, the investor holding $140,000 of convertible notes transferred $14,000 of the $140,000 convertible notes to the Vice Chairman of the Company.  Also on March 19, 2013, the investor agreed to convert $28,000 of the investor’s remaining $126,000 of convertible notes into 5,250,000 shares of the Company’s common stock.

On March 19, 2013, the Vice Chairman of the Company agreed to convert $14,000 of convertible notes into 2,625,000 of the Company’s common stock.

As of June 30, 2013 and December 31, 2012, the remaining principal balance on the notes was $98,000 and $140,000.  Accrued interest at June 30, 2013 and December 31, 2012 amounted to $84,700 and $78,750.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2013	December 31, 2012

Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$561,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	-	150,000

Less: Debt discount	(11,154)	(13,632)
	749,846	897,368

Less: Current portion	50,000	200,000
Long-term portion	$699,846	$697,368

At June 30, 2013 and December 31, 2012 accrued interest on notes payable was $337,223 and $394,281.

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

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated 6 million warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6 million warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.  The authorized shares of the Company’s common stock were increased effective May 23, 2013 from 425,000,000 to 675,000,000.

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable.  As of June 30, 2013 and December 31, 2012, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $11,154 and $13,632. For the three and six months ended June 30, 2013 accreted interest expense from the accretion of the debt discount was $1,239 and $2,478 and for the three and six months ended June 30, 2012, accreted interest expense from the accretion of the debt discount was $1,239 and $2,478.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.

NOTE 6 - NOTES PAYABLE (Continued)

Private Placement of 25% Notes Payable
In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 12 - Contingencies to these condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

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

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over two years.  For the three and six months ended June 30, 2013 and 2012 amortization of deferred finance charges was $0 and $4,312.

In December 2012, 250,000 of these notes payable and accrued interest of $122,397 were converted into 8,219,911 shares of the Company’s common stock.  In March 2013, the remaining $150,000 of the notes payable and accrued interest of $70,000 were converted into 3 million shares of the Company’s common stock.  Accrued interest of $13,895 was paid in cash.

Aggregate Maturities of Long-term Debt

Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

2013	$50,000
2014	-
2015	1,348,095
2016	-
2017	-

NOTE 7 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Services Agreement, a Technology and Services Agreement with Zaah, a Patent and Technology License Agreement, and an Asset Purchase Agreement (collectively the “Agreements”).  Included in these Agreements were Warrants to purchase shares of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements.  In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of June 30, 2013, the value of the warrants increased to $11,184,749 resulting in charges to expenses of $527,734 and $8,784,749 for the three and six months ended June 30. 2013.

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

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and has been valued at $1 million.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1 million at January 31, 2013 and June 30, 2013.  This was classified as an embedded derivative liability and a discount to Preferred Stock.  Because the Preferred Stock can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million.

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair market of $2,995,791 at January 31, 2013.  Because this amount was in entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of June 30, 2013, the value of the warrants increased to $6,991,416 resulting in an increase in expenses of $331,130 for the three months ended June 30, 2013 and a charge to expenses of $6,991,416 for the six months ended June 30, 2013.

NOTE 8 – CONVERTIBLE PREFERRED STOCK (Continued)

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

In January the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  The company sold 1,111,111 units and raised $50,000 as of the date of this report.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

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

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.  The Company has raised the $2.5 million in funding and on June 25, 2013, the Company issued the Vice Chairman 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years.  The fair value of options issued was $3,766,850 which was expensed immediately.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the President and Chief Executive Officer 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years.  The fair value of options issued was $3,766,850 which was expensed immediately.

On January 22, 2013, the Company issued options to an employee to purchase 1 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows:   250,000 immediately, 250,000 in one year and 500,000 in two years  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms.  The total expense for the three and six months ended June 30, 2103 was $12,496 and $45,820.

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows:   200,000 in one year, 200,000 in two years and 100,000 in three years.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998 of which $5,000 was expensed during the three months ended March 31, 2013 and the remainder will be expensed over the vesting terms.  The options were terminated during the three months ended June 30, 2013.  The total expense for the three and six months ended June 30, 2013 was $(5,000) and $0.

On March 13, 2013, the Company issued an option to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a member of the Board of Directors.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years.  The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year.  The total expense for the three and six months ended June 30, 2103 was $54,995 and $293,308.

On May 4, 2013, the Company issued an option to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the a member of the Board of Directors.  The options vest 50% immediately and 50% on May 4, 2014.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years.  The fair value of the option issued was $459,961 of which $229,981 was expensed immediately, an additional $57,495 was expensed during the three months ended June 30, 2013, and the remainder will be expensed over the vesting term.

A summary of incentive stock option transactions for employees since December 31, 2012 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	15,000,000	0.05 - 0.15	0.06
Transferred from non-employee options	200,000	0.05	-
Exercised	(5,823,333)	0.00125 - 0.15	-
Expired/Returned	-	-	-

Outstanding, December 31, 2012	15,766,667	0.00125 to 0.10	0.06

Granted	43,500,000	0.05 - 0.15	0.04
Exercised	(900,000)	0.00125	-
Expired/Returned	(500,000)	0.05	-

Outstanding, June 30, 2013	57,866,667	$0.05 to $0.15	$0.05

Exercisable, June 30, 2013	50,116,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life, Exercisable, June 30, 2013 (years)	9.8

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2012:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	15,585,996	$0.00125 to $0.20	$0.01

Granted	72,422,221	0.05 to 0.10	0.08
Transferred to employee options	(200,000)	(0.05)	-
Exercised	(5,000,996)	0.00125	-
Expired	-	-	-

Outstanding, December 31, 2012	82,807,221	0.00125 to 0.20	0

Granted	38,144,444	0.10 to 0.15	0.03
Exercised	(3,435,000)	0.00125 - 0.07	-
Expired	-	-	-

Outstanding, June 30, 2013	117,516,665	$0.01 to $.20	$0.10

Exercisable, June 30, 2013	117,516,665	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, June 30, 2013 (years)	5.7

NOTE 11 - OPERATING LEASES

For the three and six months ended June 30, 2013 total rent expense under leases amounted to $12,344 and $18,344.  For the three and six months ended June 30, 2012 total rent expense under leases amounted to $0.  At June 30, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	$35,064
2014	71,766
2015	74,637
2016	31,605

$213,072

NOTE 12 – RELATED PARTY TRANSACTIONS

At June 30, 2013, seven shareholders of the Company held $550,249 of the senior secured convertible notes payable and at December 31, 2012, five shareholders of the Company held $491,249 of the senior secured convertible notes payable.

At June 30, 2013 and December 31, 2012 one shareholder of the Company held $98,000 of convertible notes payable.

At June, 30, 2013, three shareholders of the Company held 661,000 of unsecured notes payable and at  December 31, 2012 two shareholders of the Company held $561,000 of unsecured notes payable.

The Company maintains an office at the home of its Vice Chairman. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $1,000 and $2,199 were incurred during the three and six months ended June 30, 2013 and $6,804 and $15,163 were incurred during the three and six months ended June 30, 2012.

NOTE 13 – MAJOR CUSTOMERS

During the six months ended June 30, 2013, the Company earned all of its revenue from one customer aggregating $3,140.  At June 30, 2013, amounts due from that customer included in trade accounts receivable were $3,140.  During the six months ended June 30, 2012, the Company earned all of its revenue from one customer aggregating $12,000.  At June 30, 2012, amounts due from that customer included in trade accounts receivable were $2,000.

NOTE 14 – CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

On August 5, 2013, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933, registering the distribution by one of its stockholders to its own stockholders of 44,444,444 shares of common stock and 87,777,777 shares of common stock underlying warrants, for an aggregate registration of 132,222,221 shares of common stock.

In August 2013, VerifyMe converted 12,222,222 shares of Preferred Stock into 12,222,222 shares of common stock.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

LaserLock Technologies, Inc. seeks to provide state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. LaserLock Technologies, Inc. is based in Washington, D.C. and is publically traded on the OTC Market under the ticker symbol “LLTI”. The Company markets security technology to protect governments, health care providers, high-end retail goods, the gaming industry and branded products from counterfeiting.

We were incorporated in Nevada in November 1999. We are a technology company that delivers product and document authentication and security. We plan to develop and market technologies in a variety of applications in the security field.

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

We have five issued patents and submitted three provisional applications relating to our technology. We also acquired the VerifyMe trademark and on April 15, 2013 launched the VerifyMe application in the Apple Store. The initial release was intended to raise awareness of the Company's digital authentication solutions. A new more sophisticated application is intended to be offered later in the year and will be placed in the Apple Store as an application for purchase. The Company’s patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes.

Strategic Outlook

We believe that the security and authentication industries will continue to grow over time, especially as counterfeiting becomes easier with advances in technology. Within the market, we intend to provide our products to government bodies and merchants in the consumer products, gaming and financial services industries.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended June 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended June 30, 2013 and 2012, we generated no net revenues.  Our net loss increased $10,510,464 to $10,759,550 for the three months ended June 30, 2013 compared to $249,086 for the three months ended June 30, 2012, as a result of increases in expenses primarily resulting from share based compensation and the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the three months ended June 30, 2013 and 2012, we incurred no costs of sales.

General and Administrative Expenses

General and administrative expenses increased $135,402 to $170,699 for the three months ended June 30, 2013 from $35,297 for the three months ended June 30, 2012.  The increase is attributable to increases in depreciation of $34,000, insurance of $36,000, office expenses of $37,000, other operating expenses of $4,000 and payroll taxes of $12,000 and rent expense of $12,000.  The increases primarily resulted from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees decreased $23,811 to $55,651 for the three months ended June 30, 2013 from $79,462 for the three months ended June 30, 2012.   The decrease in legal and accounting fees between the periods was primarily related to the patent infringement lawsuit during the three months ended June 30, 2012, with no similar legal fees during the three months ended June 30, 2013.

Payroll Expenses

Payroll expenses were $8,204,468 for the three months ended June 30, 2013, an increase of $8,204,468 from $0 for the three months ended June 30, 2012.  The increase related to the hiring of eight additional employees as well as stock based compensation of $7,939,629 for the Board of Directors and the employees.  The Vice Chairman and President and Chief Executive Officer also received their stock options related to their employment agreements in June 2013, which were valued at $7,534,000.

Research and Development

Research and development expenses were $162,819 and $2,123, respectively, for the three months ended June 30, 2013 and 2012, an increase of $160,696, of which $137,500 represented non-cash charges.  The increase in research and development expenses was due primarily to the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2013 were $52,197 as compared to $51,954 for the three months ended June 30, 2012, an increase of $243.   The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications.

Interest Expense

During the three months ended June 30, 2013, the Company incurred interest expense of $32,978 as compared to $80,251 for the three months ended June 30, 2012, a decrease of $47,273. The decrease in interest expense was a result of a reduction in interest expense from the conversion and settlement of various notes payable in previous years and quarters.

Loss on extinguishment of debt

The loss from extinguishment of debt was $1,221,875 for the three months ended June 30, 2013, compared to $0 for the three months ended June 30, 2012.  The increase in interest expense was a result of the excess fair value of the common stock issued over the value of the notes payable and accrued interest that were retired in the three months ended June 30, 2013.

Change in  fair value of warrants

During the three months ended June 30, 2013, the Company incurred an unrealized loss on the market value of warrants of $858,864 as compared to $0 for the three months ended June 30, 2012.  The increase resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants have increased because the stock price has risen and the difference between the warrant exercise price and the stock price has increased.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following discussion analyzes our results of operations for the six months ended June 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the six months ended June 30, 2013 and 2012, we generated $3,140 and $13,740 in net revenues.  Our net loss increased $26,181,506 to $26,666,197 for the six months ended June 30, 2013 compared to $484,691 for the six months ended June 30, 2012, as a result of increases in expenses primarily resulting from share based compensation and the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the six months ended June 30, 2013 and 2012, we incurred proprietary technology costs of sales of $2,710 and $2,036.

General and Administrative Expenses

General and administrative expenses increased $198,021 to $269,008 for the six months ended June 30, 2013 from $70,987 for the six months ended June 30, 2012.  The increase is attributable to increases in depreciation of $34,000, insurance of $71,000, office expenses of $48,000, other operating expenses of $10,000 and payroll taxes of $17,000 and rent expense of $18,000.  The increases primarily resulted from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees decreased $1,721 to $168,088 for the six months ended June 30, 2013 from $169,809 for the six months ended June 30, 2012.   The decrease in legal and accounting fees between the periods was primarily related to the patent infringement lawsuit during the six months ended June 30, 2012, with similar legal fees being incurred for the Subscription Agreement entered into on January 31, 2013.

Payroll Expenses

Payroll expenses were $8,740,797 for the six months ended June 30, 2013, an increase of $8,740,797 from $0 for the six months ended June 30, 2012.  The increase related to the hiring of eight additional employees as well as stock based compensation of $8,272,227 for the Board of Directors and the employees.  The Vice Chairman and President and Chief Executive Officer also received their stock options related to their employment agreements in June 2013, which were valued at $7,534,000.

Research and Development

Research and development expenses were $311,975 and $3,380, respectively, for the six months ended June 30, 2013 and 2012, an increase of $308,595, of which $275,000 represented non-cash charges.  The increase in research and development expenses was due primarily to the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2013 were $104,501 as compared to $100,262 for the six months ended June 30, 2012, an increase of $4,239.   The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications.

Interest Expense

During the six months ended June 30, 2013, the Company incurred interest expense of $74,219, as compared to $151,958 for the six months ended June 30, 2012, a decrease of $77,739. The decrease in interest expense was a result of the conversion and settlement of various notes payable in previous years and quarters.

Loss on extinguishment of debt

The loss from extinguishment of debt was $1,221,875 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012.  The increase in interest expense was a result of the excess fair value of the common stock issued over the value of the notes payable and accrued interest that were retired in the six months ended June 30, 2013.

Change in  fair value of warrants

During the six months ended June 30, 2013, the Company incurred an unrealized loss on the market value of warrants of $12,780,374 as compared to $0 for the six months ended June 30, 2012.  The increase resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants have increased because the stock price has risen and the difference between the warrant exercise price and the stock price has increased.

Fair value of warrants in excess of consideration for convertible preferred stock

During the six months ended June 30, 2013, the Company incurred an unrealized loss on the market value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791 as compared to $0 for the six months ended March 31, 2012.  The loss resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $2,600,000.

Net cash used in operating activities for the six months ended June 30, 2013 increased to $1,352,903 from $103,787 for the six months ended June 30, 2012, an increase of $1,249,116. The increase in net cash used in operating activities is mainly related to the expansion of operations including hiring employees, increased marketing efforts and opening an office in Washington, D.C.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $32,527 for the six months ended June 30, 2013 and $2,406 for the six months ended June 30, 2012, an increase of $30,121.

Net cash provided by financing activities was $1,262,919 and $200,000 respectively, for the six months ended June 30, 2013 and 2012.  The net cash provided by financing activities for the six months ended June 30, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options.

The Company is in the development stage. During the six months ended June 30, 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

The Company has entered into two new agreements which are expected to significantly improve revenues.

The first, with American Banknote Corporation, is an exclusive worldwide strategic partnership that will incorporate the company’s newest technology, “SecureLight+” into drivers’ licenses, national ID cards, passports, debit and credit cards, smart cards and postage stamps.

The second agreement is with Gaming Partners International, the leading provider of casino currency worldwide. This agreement pertains to the testing of the Company’s new invisible QR code technology on gaming chips and playing cards and is one of the most secure anti-counterfeiting tools on the market. The technology enables verification with a proprietary mobile phone application.

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

               Registration Rights Agreement

In connection with the Investment Agreement, the Company entered into a Registration Rights Agreement with VerifyMe (the “Registration Rights Agreement”), pursuant to which VerifyMe was entitled to demand at any time on or after four months after December 31, 2012, that the Company file a registration statement relative to shares and warrants owned by VerifyMe and warrants held by Zaah Technologies, Inc. (“Zaah”).  If the Company did not file the demand registration statement by the later of (i) two (2) months after the date of the request of demand registration and (ii) six (6) months after the date of the Registration Rights Agreement (such date, the “Filing Date”), then, (i) the Company shall not issue any (A) capital stock, (B) evidences of indebtedness, shares or other securities directly or indirectly convertible into or exchangeable for capital stock (“Convertible Securities”), or (C) rights, options or warrants to subscribe for, purchase or otherwise acquire capital stock or Convertible Securities to anyone other than the stockholder until it files the demand registration statement, (ii) beginning on the day following the Filing Date, the applicable exercise price shall be reduced by $0.01, (iii) until the Company has filed the registration statement with the SEC, on each subsequent one (1) month anniversary of the filing date, the applicable exercise price shall be reduced by $0.01, and (iv) all common stock held by the stockholder and all common stock held by the Company to be granted by the Company in respect of the exercise of the warrants, shall automatically convert into a class of preferred stock of the Company, established by the Company on terms acceptable to the stockholder, which such class of preferred stock shall have voting rights representing 51% of the aggregate voting power of the Company.

On July 3, 2013, the Company and VerifyMe entered into a Letter Agreement and Amendment to Registration Rights Agreement extending the deadline for the Company to file the demand registration statement to July 22, 2013. Under the terms of the agreement, VerifyMe and Zaah agreed to waive any and all penalties against the Company for failure to file the demand registration statement before July 22, 2013. In addition, the Company was notified that it is not required to register the warrants held by Zaah in the demand registration statement.

On July 22, 2013, the Company and VerifyMe entered into a Letter Agreement and Second Amendment to Registration Rights Agreement extending the deadline for the Company to file the demand registration statement to August 1, 2013. Under the terms of agreement, VerifyMe and Zaah agreed to waive any and all penalties against the Company for failure to file the demand registration statement before August 1, 2013.

The Company and VerifyMe agreed to file the demand registration statement on August 5, 2013 with no penalty to the Company for failure to file the demand registration statement in a timely manner.

Technology and Service Agreement

In connection with the Investment Agreement, the Company entered into a Technology and Service Agreement with VerifyMe (the “Technology and Service Agreement ”), pursuant to which VerifyMe purchased warrants of the Company to purchase 22,222,222 shares of the Company’s common stock for $1 million.  Additionally, the Company executed a services agreement with Zaah concurrently with this agreement (the “Zaah Technology and Service Agreement”).  The Company is to use up to $550,000 of the proceeds from the Technology and Service Agreement for the purpose of the Company’s hiring (i) a full-time Chief Technology Officer or Chief Information Officer and (ii) two full-time business developers.

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

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements.  In accordance with ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the six months ended June 30, 2013, the value of the warrants increased to $11,184,749 resulting in a charge to expenses of $8,784,749.

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

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair market of $2,995,791 at January 31, 2013.  Because this amount was in entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the six months ended June 30, 2013, the value of the warrants increased to $6,991,416 resulting in a charge to expenses of $331,130.

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

In January 2013, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit.  The company sold 1,111,111 units and raised $50,000 as of the date of this report.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer.  Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have added controls relative to contractual legal documents to facilitate better internal control over financial reporting identified in connection with the evaluation that occurred during our fiscal quarter ended June 30, 2013.

PART II – OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On June 6, 2013, the company issued 7,400,000 shares of the company’s common stock for the retirement of three notes payable totalling $225,000 and accrued interest of $181,125.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of May 23, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

10.1	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Chertoff, dated as of May 4, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

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

LASERLOCK TECHNOLOGIES, INC.

Date: August 14, 2013	By:	/s/ Scott A. McPherson
Scott A. McPherson Chief Financial Officer

-37-