Form 10-Q
period 2013-09-30
LASERLOCK TECHNOLOGIES INC
filed 2013-11-19
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 258,091,442 shares of common stock outstanding at November 19, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	3 - 8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	9 - 10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	11 - 26

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,216,100	$2,994,350
Accounts receivable, net of allowance of $0 at September 30, 2013 and December 31, 2012	3,473	3,473
Inventory	39,434	19,980
Prepaid expenses	329,605	750,000

TOTAL CURRENT ASSETS	2,588,612	3,767,803

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $74,639 and $32,624 as of September 30, 2013 and December 31, 2012	161,387	2,340

OTHER ASSETS
Deposits	37,197	-
Patents and trademarks, net of accumulated amortization of $102,116 and $92,302 as of September 30, 2013 and December 31, 2012	123,972	311,832

TOTAL ASSETS	$2,911,168	$4,081,975

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$330,672	$660,493
Accrued interest	14,667	97,563
Embedded derivative liability	1,500,000	-
Notes payable	50,000	200,000

TOTAL CURRENT LIABILITIES	1,895,339	958,056

LONG-TERM LIABILITIES
Warrant liability	8,500,000	2,400,000
Accrued interest	906,634	975,559
Senior secured convertible notes payable	550,249	775,249
Convertible notes payable	98,000	140,000
Notes payable, net of discount of $9,914 and $13,632 as of September 30, 2013 and December 31, 2012	701,086	697,368

TOTAL LONG-TERM LIABILITIES	10,755,969	4,988,176

STOCKHOLDERS' DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of September 30, 2013 and no shares issued and outstanding at December 31, 2012	633,333	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 287,887,344 shares issued and 258,091,442 outstanding at September 30, 2013 and 248,244,012 shares issued and 218,448,109 outstanding at December 31, 2012	287,887	248,244

Additional paid in capital	21,295,074	11,387,929

Treasury stock, at cost (29,795,903 shares at September 30, 2013 and December 31, 2012)	(113,389)	(113,389)

Deficit accumulated during the development stage	(31,843,045)	(13,387,041)

STOCKHOLDERS' DEFICIT	(9,740,140)	(1,864,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,911,168	$4,081,975

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statement of Operations

For the three and nine months ended September 30, 2013 and 2012

And for the period November 10, 1999 (date of inception) to September 30, 2013

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2013	2012	2013	2012

NET REVENUES
Sales	$464,295	$-	$3,289	$3,140	$7,029
Royalties	645,180	-	-	-	10,000

TOTAL NET REVENUE	1,109,475	-	3,289	3,140	17,029

COST OF SALES	431,741	-	2,047	2,710	4,083

GROSS PROFIT	677,734	-	1,242	430	12,946

OPERATING EXPENSES
General and administrative	2,044,658	232,291	18,911	501,299	89,898
Legal and accounting	1,817,061	110,187	4,549	278,275	174,358
Patent costs	65,000	-	-	-	-
Payroll expenses (a)	12,498,318	344,539	-	9,085,336	-
Research and development	1,337,797	158,030	493	470,005	3,873
Sales and marketing	5,202,458	78,225	55,463	182,726	155,725
Total operating expenses	22,965,292	923,272	79,416	10,517,641	423,854

LOSS BEFORE OTHER INCOME (EXPENSE)	(22,287,558)	(923,272)	(78,174)	(10,517,211)	(410,908)

OTHER INCOME (EXPENSE)
Interest income	63,665	-	-	-	-
Interest expense	(2,307,351)	(42,700)	(77,169)	(116,918)	(229,125)
Loss on extinguishment of debt	(1,221,875)	-	-	(1,221,875)	-
Change in fair value of warrants	(3,104,209)	9,676,165	-	(3,104,209)	-
Change in fair value of embedded derivative liability	(500,000)	(500,000)	-	(500,000)	-
Fair value of warrants in excess of consideration for convertible preferred stock	(2,995,791)	-	-	(2,995,791)	-
Gain on debt forgiveness	340,352	-	-	-	-
Gain on disposition of assets	4,722	-	-	-	-
	(9,720,487)	9,133,465	(77,169)	(7,938,793)	(229,125)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(32,008,045)	8,210,193	(155,343)	(18,456,004)	(640,033)

INCOME TAX BENEFIT	(165,000)	-	-	-	-

NET INCOME (LOSS)	(31,843,045)	8,210,193	(155,343)	(18,456,004)	(640,033)

Less: Deemed dividend distribution	(1,000,000)	-	-	(1,000,000)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(32,843,045)	$8,210,193	$(155,343)	$(19,456,004)	$(640,033)

NET INCOME (LOSS) PER COMMON SHARE
BASIC		$0.03	$(0.00)	$(0.08)	$(0.00)
DILUTED		$0.02	$(0.00)	$(0.08)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC		247,476,627	145,144,603	240,255,146	145,144,603
DILUTED		465,253,680	145,144,603	240,255,146	145,144,603

(a) -	includes share based compensation of $9,137,726 cumulative, $154,975 for the three months ended September 30,2013, $8,427,202 for the nine months ended September 30, 2013 and $0 for the three and nine months ended September 30, 2012

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total

Issuance of initial 4,278,000 shares on November 10, 1999	-	$-	4,278,000	$4,278	$-	$16,595	$-	$-	$20,873
Issuance of shares of common stock in exchange for services	-	-	1,232,000	1,232	-	35,728	-	-	36,960
Issuance of shares of common stock	-	-	2,090,000	2,090	-	60,610	-	-	62,700
Stock issuance costs	-	-	-	-	-	(13,690)	-	-	(13,690)
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(54,113)	(54,113)

Balance, December 31, 1999	-	-	7,600,000	7,600	-	99,243	-	(54,113)	52,730

Issuance of shares of common stock	-	-	5,449,999	5,450	-	921,050	-	-	926,500
Issuance of shares of common stock in exchange for services	-	-	240,000	240	(40,800)	40,560	-	-	-
Stock issuance costs	-	-	-	-	-	(16,335)	-	-	(16,335)
Fair value of non-employee stock options grants	-	-	-	-	-	50,350	-	-	50,350
Amortization of deferred consulting fees	-	-	-	-	20,117	-	-	-	20,117
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(367,829)	(367,829)

Balance, December 31, 2000	-	-	13,289,999	13,290	(20,683)	1,094,868	-	(421,942)	665,533

Issuance of shares of common stock	-	-	217,500	218	-	77,723	-	-	77,941
Issuance of shares of common stock and stock options for acquisition of subsidiary	-	-	2,000,000	2,000	-	736,000	-	-	738,000
Issuance of stock options	-	-	-	-	-	15,000	-	-	15,000
Exercise of options	-	-	1,450,368	1,450	-	230,609	-	-	232,059
Fair value of non-employee stock options	-	-	-	-	-	323,250	-	-	323,250
Amortization of deferred consulting fees	-	-	-	-	20,683	-	-	-	20,683
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(1,052,299)	(1,052,299)

Balance, December 31, 2001	-	-	16,957,867	16,958	-	2,477,450	-	(1,474,241)	1,020,167

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of common stock	-	-	3,376,875	3,377	-	687,223	-	-	690,600
Fair value of non-employee stock options	-	-	-	-	-	94,000	-	-	94,000
Salary due to shareholder contributed capital	-	-	-	-	-	15,000	-	-	15,000
Return of shares of common stock related to purchase price adjustment	-	-	(1,000,000)	(1,000)	-	(353,000)	-	-	(354,000)
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(1,195,753)	(1,195,753)

Balance, December 31, 2002	-	-	19,334,742	19,335	-	2,920,673	-	(2,669,994)	270,014

Issuance of shares of common stock	-	-	22,512,764	22,512	-	1,387,109	-	-	1,409,621
Fair value of non-employee stock options	-	-	-	-	-	213,300	-	-	213,300
Issuance of shares of common stock in exchange for services	-	-	143,000	143	-	23,857	-	-	24,000
Stock issuance costs	-	-	-	-	-	(49,735)	-	-	(49,735)
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(1,107,120)	(1,107,120)

Balance, December 31, 2003	-	-	41,990,506	41,990	-	4,495,204	-	(3,777,114)	760,080

Stock issuance costs	-	-	-	-	-	(25,000)	-	-	(25,000)
Fair value of non-employee stock options	-	-	-	-	-	493,600	-	-	493,600
Issuance of shares of common stock	-	-	18,600,000	18,600	-	939,881	-	-	958,481
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(1,406,506)	(1,406,506)

Balance, December 31, 2004	-	-	60,590,506	60,590	-	5,903,685	-	(5,183,620)	780,655

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Fair value of non-employee stock options	-	-	-	-	-	28,752	-	-	28,752
Fair value of employee stock options	-	-	-	-	-	19,720	-	-	19,720
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	25,000	-	-	25,000
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(931,338)	(931,338)

Balance at December 31, 2008	-	-	73,440,506	73,440	-	7,700,159	-	(10,106,120)	(2,332,521)

Fair value of non-employee stock options	-	-	-	-	-	1,524	-	-	1,524
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	15,450	-	-	15,450
Issuance of shares for services	-	-	7,200,000	7,200	-	40,500	-	-	47,700
Shares issued for conversion of notes payable	-	-	48,750,000	48,750	-	263,291	-	-	312,041
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(694,910)	(694,910)

Balance at December 31, 2009	-	-	129,390,506	129,390	-	8,020,924	-	(10,801,030)	(2,650,716)

Fair value of non-employee stock options	-	-	-	-	-	364	-	-	364
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	20,143	-	-	20,143
Issuance of shares for services	-	-	25,950,000	25,950	-	182,650	-	-	208,600
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(721,841)	(721,841)

Balance at December 31, 2010	-	-	155,340,506	155,340	-	8,224,081	-	(11,522,871)	(3,143,450)

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the period November 10, 1999 (date of inception) to September 30, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares of preferred stock	33,333,333	1,000,000	-	-	-	-	-	-	1,000,000
Conversion of shares of preferred stock to common stock	(12,222,222)	(366,667)	12,222,222	12,222	-	354,445	-	-	-
Issuance of shares of common stock	-	-	4,811,111	4,811	-	230,189	-	-	235,000
Shares issued for conversion of notes payable and accrued interest	-	-	18,275,000	18,275	-	1,871,725	-	-	1,890,000
Exercise of options	-	-	3,335,000	3,335	-	14,584	-	-	17,919
Exercise of warrants	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of employee stock options	-	-	-	-	-	8,427,202	-	-	8,427,202
Deemed dividend distribution	-	-	-	-	-	(1,000,000)	-	-	(1,000,000)
Net loss for the nine months ended September 30, 2013	-	-	-	-	-	-	-	(18,456,004)	(18,456,004)

Balance at September 30, 2013 (Unaudited)	21,111,111	$633,333	258,091,442	$287,887	$-	$21,295,074	$(113,389)	$(31,843,045)	$(9,740,140)

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2013 and 2012

And for the period November 10, 1999 (date of inception) to September 30, 2013

(Unaudited)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,843,045)	$(18,456,004)	$(640,033)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	10,844,434	8,427,202	11,638
Accretion of interest on deferred finance charges	453,625	-	12,562
Accretion of discount on notes payable	446,954	3,718	3,717
Change in fair value warrant liability	3,104,209	3,104,209	-
Change in fair value embedded derivative liability	500,000	500,000	-
Fair value of warrants in excess of consideration for convertible preferred stock	2,995,791	2,995,791	-
Fair value of stock in excess of converted notes payable and accrued interest	1,221,875	1,221,875
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	591,394	61,339	8,328
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	-	-
Stock issued in exchange for services	553,760	-	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets
Accounts receivable	(3,473)	-	(3,473)
Inventory	526	(19,454)	3,583
Prepaid expenses	70,395	420,395	117,760
Deposit	(37,197)	(37,197)
Increase in liabilities
Accounts payable and accrued expenses	2,336,846	(230,516)	298,584
Net cash used in operating activities	(9,047,910)	(2,008,642)	(187,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,682)	(10,573)	-
Purchase of patents and trademarks	(246,088)	(21,954)	(2,406)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(288,032)	(32,527)	(2,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,000,000	1,000,000	-
Proceeds from issuance of common stock	6,786,447	235,000	-
Proceeds from exercise of stock options	273,401	17,919	-
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	115,500	10,000	-
Proceeds from issuance of warrants	1,000,000	-	-
Proceeds from issuance of notes payable	2,789,000	-	200,000
Repayments of notes payable	(202,751)	-	-
Payment for treasury stock	(17,795)	-	-
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	-

Net cash provided by financing activities	11,552,042	1,262,919	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,216,100	(778,250)	10,260

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,994,350	53,573

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,216,100	$2,216,100	$63,833

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2013 and 2012

And for the period November 10, 1999 (date of inception) to September 30, 2013

(Unaudited)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$53,336	$13,895	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$1,561,730	$668,125	$-

Fair value of stock issued for conversion of preferred stock to common stock	$366,667	$366,667	$-

Fair value of stock issued for purchase of assets	$100,000	$-	$-

Fair value of warrants issued for purchase of assets	$100,000	$-	$-

Fair value of stock issued for licensing costs	$100,000	$-	$-

Fair value of warrants issued for licensing costs	$300,000	$-	$-

Accretion of discount on preferred stock as deemed dividend distribution	$1,000,000	$1,000,000	$-

Fair value of beneficial conversion feature	$1,500,000	$1,500,000	$-

Fair value of warrants issued as debt discount	$78,043	$-	$-

Issuance of common stock for stock issuance costs	$2,100	$-	$-

Issuance of options as stock cost for treasury stock	$5,594	$-	$-

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$-	$-

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

Basis of Presentation

The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of LaserLock Technologies, Inc. and its wholly-owned subsidiary, LL Security Products, Inc. All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, embedded derivative, warrant liability and notes payable. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, and applies it to all assets and liabilities that are being measured and reported on a fair value basis. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The level in the fair value within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk Involving Cash

The Company’s cash is held at two financial institutions. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Inventory

Inventory principally consists of penlights and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally three to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $17,313 and $51,525 for the three and nine months ended September 30, 2013 and $0 for the three and nine months ended September 30, 2012 and included in general and administrative expenses.

Patents and Trademark

The Company has five issued patents, filed for three provisional patents for anti-counterfeiting technology and purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Deferred Financing Costs

Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by FASB ASC 470-50 “Debt – Modification and Extinguishments.”

Convertible Notes Payable

Convertible notes payable, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature (“BCF”) as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method which approximates the effective interest method.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

Income Taxes

The Company follows FASB ASC 740, Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505 -50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $23,615 and $29,371 for the three and nine months ended September 30, 2013 and $0 for the three and nine months ended September 30, 2012, and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Non-cash items included in research and development costs for the three and nine months ended September 30, 2013 were approximately $137,500 and $412,500 and $0 for the three and nine months ended September 30, 2012.

Earnings (Loss) Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Since the Company reported a net loss for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive earnings (loss) per share were the same.

The numerator for both basic and diluted earnings per share is net income. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding convertible debt, stock options and warrants is reflected in the denominator for diluted earnings per share using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares – basic	247,476,627	145,144,603	240,255,146	145,144,603
Effect of dilutive securities	217,777,053	—	—	—

Weighted-average shares – diluted	465,253,680	145,144,603	240,255,146	145,144,603

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

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

Recently Adopted Accounting Pronouncements

As of September 30, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued Accounting Standards Update (“ASU”) ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, in order to eliminate the diversity in practice in the presentation of unrecognized tax benefits in such instances. This guidance generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating ASU 2013-11 and plans to comply with all applicable provisions of this ASU no later than the first quarter of 2014.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.

The Company is in the development stage at September 30, 2013. Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three additional provisional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three and nine months ended September 30, 2013, the Company capitalized patent costs of $0 and $21,594 and $0 and $2,406 for the three and nine months ended September 30, 2012. Amortization expense for patents was $3,277 and $9,814 for the three and nine months ended September 30, 2013 and $2,768 and $8,328 for the three and nine months ended September 30, 2012 and included in general and administrative expense. Future estimated annual amortization over the next five years is approximately $13,100 per year for the years ended December 31, 2013 through 2017. In December 2012, the Company had purchased trademarks, a domain name and software from a third party and in the second quarter of 2013, reallocated the purchase price of $200,000 from intangibles to capital equipment based on the determined fair value of the assets acquired.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2013 and 2012.

As of December 31, 2012, the Company had net operating loss carry forwards approximating $8.3 million.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2013, and there was no accrual for uncertain tax positions as of September 30, 2013. Tax years from 2009 through 2012 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the income for the three months ended September 30, 2013 and for the losses for the nine months ended September 30, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE

In February 2006, the Company commenced a private placement of up to $800,000 principal amount of 10% senior secured convertible promissory notes due twelve months from the date of issue to certain Company shareholders and other accredited investors. As of December 31, 2006, the Company completed this private placement by selling all notes payable totaling $800,000. The notes are secured by a first priority lien on all of the tangible and intangible personal property of the Company. In May 2007, the due date of these notes was extended to August 2008 and the interest rate increased to 12% per annum during the extension period. In June 2011, the interest rate on all of the notes was reset to 10% and $596,500 of the notes and accrued interest was extended until September 15, 2015. During the fourth quarter of 2012 the remaining $178,749 of unextended notes and the associated accrued interest were extended to September 30, 2015. In June 2013, $225,000 of these notes payable plus accrued interest of $181,125 were converted into 7.4 million shares of the Company’s common stock, which was valued at $1,628,000. The excess of the fair value of the Company’s common stock over the value of the notes payable and accrued interest was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50. As of September 30, 2013 and December 31, 2012, the outstanding principal balance on these notes was $550,249 and $775,249. Accrued interest at September 30, 2013 and December 31, 2012 amounted to $478,370 and $600,091. Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of June 30, 2013, the Company has received $80,000 for the exercise of 8,000,000 of the warrants. In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized when the triggering event occurs and the contingency is resolved.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During 2007, the Company commenced a private placement of up to $400,000 principal amount of 10% Convertible Promissory Notes originally due in August 2008 (the “Notes”). The Company raised $375,000 under this private placement in 2007 and the remaining $25,000 was raised in 2008. Holders of Notes will have the right, at their option, to convert the outstanding principal and interest of the Notes into shares of the Company’s Series A Preferred Stock at any time and from time to time at the option of the holder at the initial conversion price of $0.005333 per share. It is the intention, however, that the option holder will convert the Notes into shares of the Company’s common stock. The Notes are unsecured. The note holder of the remaining $140,000 under this convertible note issue agreed to extend the maturity date of these notes to September 30, 2015 at an interest rate of 10% per annum. Remaining shares to be potentially issued under this convertible note issue are 18,375,000.

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

As of September 30, 2013 and December 31, 2012, the remaining principal balance on the notes was $98,000 and $140,000. Accrued interest at September 30, 2013 and December 31, 2012 amounted to $87,150 and $78,750.

NOTE 7 - NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2013	December 31, 2012

Unsecured notes payable; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$561,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	150,000	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	-	150,000

Less: Debt discount	(9,914)	(13,632)
	751,086	897,368

Less: Current portion	50,000	200,000
Long-term portion	$701,086	$697,368

At September 30, 2013 and December 31, 2012 accrued interest on notes payable was $355,781 and $394,281.

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

Private Placement of 8% Series A Notes Payable

In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2 million shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8 million warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold 0.5 unit, issued $25,000 of 8% Series A Notes Payable, issued 1 million warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and are expensed over the term of notes payable, which have been fully expensed.

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

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable. As of September 30, 2013 and December 31, 2012, the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $9,914 and $13,632. For the three and nine months ended September 30, 2013 accreted interest expense from the accretion of the debt discount was $1,239 and $3,718 and for the three and nine months ended September 30, 2012, accreted interest expense from the accretion of the debt discount was $1,239 and $3,718.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3 million of the associated warrants expired unexercised.

Private Placement of 25% Notes Payable

In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 14 - Contingencies to these condensed consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

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

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and are being amortized to interest expense over two years. During 2012, the deferred finance charges were fully amortized. For the three and nine months ended September 30, 2012 amortization of deferred finance charges was $3,937 and $12,562.

In December 2012, $250,000 of these notes payable and accrued interest of $122,397 were converted into 8,219,911 shares of the Company’s common stock. In March 2013, the remaining $150,000 of the notes payable and accrued interest of $70,000 were converted into 3 million shares of the Company’s common stock. Accrued interest of $13,895 was paid in cash.

Aggregate Maturities of Long-term Debt

Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

2013	$50,000
2014	-
2015	1,349,335
2016	-
2017	-

NOTE 8 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Services Agreement, a Technology and Services Agreement with Zaah Technologies, Inc. (“Zaah”)., a Patent and Technology License Agreement, and an Asset Purchase Agreement (collectively the “Agreements”). Included in these Agreements were Warrants to purchase shares of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2013, the value of the warrants increased to $5,200,000 resulting in a charge to income of $5,984,749 for the three months ended September 30, 2013 and a charge to expense of $2,800,000 for the nine months ended September 30, 2013.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

At any time within two years after January 31, 2013, the subscriber has the right, but not the obligation to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by subscriber in exchange for the price originally paid by the subscriber therefore upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurring of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share.

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and was valued at $1 million at January 31, 2013.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1 million at January 31, 2013 and $1,500,000 at September 30, 2013. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million.

Because the Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability at September 30, 2013.

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair market of $2,995,791 at January 31, 2013. Because this amount was in entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2013, the value of the warrants increased to $3,300,000 resulting in an increase in income of $3,691,416 for the three months ended September 30, 2013 and a charge to expenses of $3,300,000 for the nine months ended September 30, 2013.

The Convertible Preferred Stock has a preference in liquidation that the holders of the Convertible Preferred Stock are to be paid out of assets available for distribution prior to holders of common stock. The Convertible Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Convertible Preferred Stock can be converted. In addition, the Convertible Preferred Stockholders are to be paid dividends, based on the number of Convertible Preferred shares as if the shares had been converted to common shares, prior to the common stockholders receiving a dividend.

The conversion price of the Preferred A shares is currently $0.03 per share. There are no arrearages on cumulative dividends.

In August 2013, VerifyMe elected to convert in a cashless transaction an equal number of Preferred A stock valued at $366,667 to 12,222,222 shares of common stock.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Liabilities

For purposes of determining whether certain instruments are derivatives for accounting treatment, the Company follows the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

September 30, 2013	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$1,500,000	$-	$1,500,000
Derivative liability related to fair value of warrants	-	-	8,500,000	8,500,000
Total	$-	$1,500,000	$8,500,000	$10,000,000

December 31, 2012	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of warrants	-	-	2,400,000	2,400,000
Total	$-	$-	$2,400,000	$2,400,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total

Balance at January 1, 2013	$2,400,000
Derivative liabilities resulting from Subscription Agreement	2,998,027
Change in fair value of derivative liabilities	3,101,973

Balance at September 30, 2013	$8,500,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total

Balance at July 1, 2013	$18,176,165
Change in fair value of derivative liabilities	(9,676,165)

Balance at September 30, 2013	$8,500,000

As of September 30, 2013, the beneficial conversion feature of the preferred stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The preferred stock shares are convertible into shares of the Company’s common stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

September 30, 2013
Closing Trading Price of Common Stock	$0.10
Series A Preferred Stock Conversion Price	$0.03
Intrinsic value of conversion option per share	$0.07

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company’s outstanding warrants are treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

September 30, 2013
Annual Dividend Yield	0.0%
Expected Life (Years)	4.25 – 4.34
Risk-Free Interest Rate	1.39%
Expected Volatility	266.9%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believed this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility.  The expected life was based on the remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

NOTE 11 – STOCKHOLDERS’ EQUITY

In January and February 2013, the Company received $185,000 from the sale of 3,700,000 units from private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.

In January 2013, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.12 per share. The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.045 per unit. The company sold 1,111,111 units and raised $50,000.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded this plan and created the 2003 Stock Option Plan (the “Plan”). Under the Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2013, there are 16,925,996 options that have been issued and exercised, 1,000,000 options that have been issued and are unexercised and 74,004 options that are available to be issued under the Plan.

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

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million. The Company has raised the $2.5 million in funding and on June 25, 2013, the Company issued the Vice Chairman 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700 which was expensed immediately.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the President and Chief Executive Officer 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700 which was expensed immediately.

On January 22, 2013, the Company issued options to an employee to purchase 1 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 in one year and 500,000 in two years The Company used the Black- Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms. The total expense for the three and nine months ended September 30, 2013 was $12,599 and $59,367.

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows: 200,000 in one year, 200,000 in two years and 100,000 in three years. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998. The options were cancelled during the three months ended June 30, 2013. The total expense recognized of $5,000 was reversed upon cancellation of the options.

On March 13, 2013, the Company issued an option to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a member of the Board of Directors. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year. The total expense for the three and nine months ended September 30, 2013 was $55,447 and $341,122.

On May 4, 2013, the Company issued an option to purchase 2 million shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the a member of the Board of Directors. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year. The total expense for the three and nine months ended September 30, 2013 was $57,973 and $323,890.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

On September 30, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise price of $.15, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life of ten years. The fair value of the option issued was $99,840. No expense was recognized for the three and nine months ended September 30, 2013.

A summary of incentive stock option transactions for employees since December 31, 2011 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	15,000,000	0.05 - 0.15	0.06
Transferred from non-employee options	200,000	0.05	-
Exercised	(5,823,333)	0.00125 - 0.15	-
Expired/Returned	-	-	-

Outstanding, December 31, 2012	15,766,667	0.00125 to 0.10	0.06

Granted	44,500,000	0.05 - 0.15	0.04
Exercised	(900,000)	0.00125	-
Expired/Returned	(500,000)	0.05	-

Outstanding, September 30, 2013	58,866,667	$0.05 to $0.15	$0.05

Exercisable, September 30, 2013	50,116,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life, Exercisable, September 30, 2013 (years)	9.6

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2011:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	15,585,996	$0.00125 to $0.20	$0.01

Granted	72,422,221	0.05 to 0.10	0.08
Transferred to employee options	(200,000)	(0.05)	-
Exercised	(5,000,996)	0.00125	-
Expired	-	-	-

Outstanding, December 31, 2012	82,807,221	0.00125 to 0.20	0

Granted	38,144,444	0.10 to 0.15	0.03
Exercised	(3,435,000)	0.00125 - 0.07	-
Expired	-	-	-

Outstanding, September 30, 2013	117,516,665	$0.01 to $.20	$0.10

Exercisable, September 30, 2013	117,516,665	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, September 30, 2013 (years)	6.8

NOTE 13 – OPERATING LEASES

For the three and nine months ended September 30, 2013 total rent expense under leases amounted to $17,532 and $35,876 and included in general and administrative expense. For the three and nine months ended September 30, 2012 total rent expense under leases amounted to $0. At September 30, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	$17,532
2014	71,766
2015	74,637
2016	31,605

$195,540

NOTE 14 – RELATED PARTY TRANSACTIONS

At September 30, 2013, seven shareholders of the Company held $550,249 of the senior secured convertible notes payable and at December 31, 2012, five shareholders of the Company held $491,249 of the senior secured convertible notes payable.

At September 30, 2013, one shareholder of the Company held $98,000 and at December 31, 2012 held $140,000 of convertible notes payable.

At September 30, 2013 and December 31, 2012, three shareholders of the Company held $661,000 of unsecured notes payable.

LaserLock Technologies, Inc. and Subsidiary

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

The Company maintains an office at the home of its Vice Chairman. No formal lease agreement exists and no direct rent expense has been incurred. However, related occupancy costs of $0 and $2,199 were incurred during the three and nine months ended September 30, 2013 and $9,360 and $24,523 were incurred during the three and nine months ended September 30, 2012.

NOTE 15 – MAJOR CUSTOMERS

During the nine months ended September 30, 2013, the Company earned all of its revenue from one customer aggregating $3,140. At September 30, 2013, no amounts were due from that customer. During the nine months ended September 30, 2012, the Company earned all of its revenue from one customer aggregating $13,075. At September 30, 2012, amount due from that customer included in trade accounts receivable was $1,135.

NOTE 16 – CONTINGENCIES

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

Overview

LaserLock Technologies, Inc. is a global leader in providing state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. LaserLock Technologies, Inc. is based in Washington, D.C. and is publicly traded on the OTC Market under the ticker symbol “LLTI”. The Company markets security technology to protect governments, health care providers, high-end retail goods, the gaming industry and branded products from counterfeiting.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended September 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Income (Loss) for Three Months Ended September 30, 2013 and 2012

Net Revenue/Net Income (Loss)

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended September 30, 2013 and 2012, we generated $0 and $3,289 of total net revenues, respectively.  Our net income (loss) increased $8,365,536 to $8,210,193 for the three months ended September 30, 2013 compared to ($155,343) for the three months ended September 30, 2012, primarily as a result of fair value adjustments to our outstanding warrant liability offset by operating and interest expenses.

Cost of Sales

For the three months ended September 30, 2013 and 2012, we incurred costs of sales of $0 and $2,047, respectively.

General and Administrative Expenses

General and administrative expenses increased $213,380 to $232,291 for the three months ended September 30, 2013 from $18,911 for the three months ended September 30, 2012.  The increase is attributable to increases in depreciation, insurance, office expenses, payroll taxes and rent.  The increases primarily resulted from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees increased $105,638 to $110,187 for the three months ended September 30, 2013 from $4,549 for the three months ended September 30, 2012.   The increase in legal and accounting fees between the periods was primarily related to patent costs and costs associated with the Form S-1 Registration filed with the Securities and Exchange Commission in August 2013.

Payroll Expenses

Payroll expenses were $344,539 for the three months ended September 30, 2013, an increase of $344,539 from $0 for the three months ended September 30, 2012.  The increase relates to the hiring of additional employees.

Research and Development

Research and development expenses were $158,030 and $493, respectively, for the three months ended September 30, 2013 and 2012, an increase of $157,537, of which $137,500 represented non-cash charges.  The increase in research and development expenses was due to primarily to the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2013 were $78,225 as compared to $55,463 for the three months ended September 30, 2012, an increase of $22,762.   The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2013.

Interest Expense

During the three months ended September 30, 2013, the Company incurred interest expense of $42,700 as compared to $77,169 for the three months ended September 30, 2012, a decrease of $34,469. The decrease in interest expense is a result of a reduction in interest expense from the conversion and settlement of various notes payable in previous years and quarters.

Change in  fair value of warrants

During the three months ended September 30, 2013, the Company incurred a gain on the change in the fair value of warrants of $9,676,165 as compared to $0 for the three months ended September 30, 2012.  The increase resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The value of the warrant liability has decreased because the stock price has decreased.

Change in  fair value embedded derivative liability

Change in fair value of embedded derivative liability increased $500,000 to $1,500,000 at September 30, 2013 resulting in an additional expense. The change in the liability was attributed to change in the fair value of the Company’s stock price.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following discussion analyzes our results of operations for the nine months ended September 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2013 and 2012

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the nine months ended September 30, 2013 and 2012, we generated $3,140 and $17,029 in net revenues.  Our net loss increased $17,815,971 to $18,456,004 for the nine months ended September 30, 2013 compared to $640,033 for the nine months ended September 30, 2012, as a result of increases in expenses primarily resulting from share based compensation and the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the nine months ended September 30, 2013 and 2012, we incurred proprietary technology costs of sales of $2,710 and $4,083.

General and Administrative Expenses

General and administrative expenses increased $411,401 to $501,299 for the nine months ended September 30, 2013 from $89,898 for the nine months ended September 30, 2012.  The increase is primarily attributable to increases in depreciation and amortization of $43,000, insurance of $136,000, office expenses of $89,000, payroll taxes of $64,000, rent expense of $36,000.  The increases primarily resulted from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees increased $103,917 to $278,275 for the nine months ended September 30, 2013 from $174,358 for the nine months ended September 30, 2012.   The increase in legal and accounting fees between the periods was primarily related to the patent infringement lawsuit during the nine months ended September 30, 2013, with similar legal fees being incurred for the Subscription Agreement entered into on January 31, 2013. Further costs were incurred for patents and costs associated with our Form S-1 Registration Statement filed with the Securities and Exchange Commission in August 2013.

Payroll Expenses

Payroll expenses were $9,085,336 for the nine months ended September 30, 2013, an increase of $9,085,336 from $0 for the nine months ended September 30, 2012.  The increase relates to the hiring of eight additional employees as well as stock based compensation of $8,427,202 for the board of directors and the employees. The Vice Chairman and President and Chief Executive Officer also received their stock options related to their employment agreements in June 2013, which were valued at $7,535,400.

Research and Development

Research and development expenses were $470,005 and $3,873, respectively, for the nine months ended September 30, 2013 and 2012, an increase of $466,132, of which $137,500 represented non-cash charges.  The increase in research and development expenses was due to primarily to the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2013 were $182,726 as compared to $155,725 for the nine months ended September 30, 2012, an increase of $27,001.   The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2013.

Interest Expense

During the nine months ended September 30, 2013, the Company incurred interest expense of $116,918, as compared to $229,125 for the nine months ended September 30, 2012, a decrease of $112,207. The decrease in interest expense is a result of the conversion and settlement of various notes payable in previous years and quarters.

Loss on extinguishment of debt

The loss from extinguishment of debt was $1,221,875 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. The increase in loss on extinguishment of debt is a result of the excess fair value of the common stock issued over the value of the notes payable and accrued interest that were retired in the three months ended September 30, 2013.

Change in  fair value of warrants

During the nine months ended September 30, 2013, the change in fair value of the Company’s warrants was $3,104,209 as compared to $0 for the nine months ended September 30, 2012.  The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants have decreased because the stock price has decreased.

Change in  fair value embedded derivative liability

Change in fair value of embedded derivative liability increased $500,000 to $1,500,000 at September 30, 2013 resulting in an additional expense. The change in the liability was attributed to change in the fair value of the Company’s stock price.

Fair value of warrants in excess of consideration for convertible preferred stock

During the nine months ended September 30, 2013, the Company incurred a change in the fair value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791 as compared to $0 for the nine months ended September 3, 2012.  The change resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash on hand of $2,216,100.

Net cash used in operating activities for the nine months ended September 30, 2013 increased to $2,008,642 from $187,334 for the nine months ended September 30, 2012, an increase of $1,821,308. The increase in net cash used in operating activities is mainly related to the expansion of operations including hiring employees, increased marketing efforts and opening an office in Washington, D.C.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $32,527 for the nine months ended September 30, 2013 and $2,406 for the nine months ended September 30, 2012, an increase of $30,121.

Net cash provided by financing activities was $1,262,919 and $200,000, respectively, for the nine months ended September 30, 2013 and 2012.  The net cash provided by financing activities for the nine months ended September 30, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2012 was a result of additional debt financing of $200,000 obtained during the three months ended June 30, 2012.

The Company is in the development stage. During the nine months ended September 30, 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

The Company has entered into two new agreements which are expected to significantly improve revenues in the fourth quarter.

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

After receiving extensions to the required timing as outlined above, the Company filed a Form S-1 Registration Statement under the Securities and Exchange Act of 1933 on August 5, 2013.

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

Patent and Technology License Agreement

In connection with the Investment Agreement, the Company entered into a Patent and Technology License Agreement with VerifyMe, pursuant to which VerifyMe granted the Company exclusive and non-exclusive licenses relative to a specific list of patents in return for the following:

(a)	Payment 1, payable upon execution of the agreement on December 31, 2012: The sum of One Hundred Thousand Dollars ($100,000), to be paid by issuing (i) a number of shares of common stock, of the Company equal to (x) $100,000 divided by (y) $0.045 (2,222,222 shares) and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(b)	Payment 2, payable on January 1, 2014: The sum of Four Hundred Thousand Dollars ($400,000), to be paid by issuing (i) a number of shares equal to (x) $400,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(c)	Payment 3, payable on January 1, 2015: The sum of Four Million Five Hundred Thousand Dollars ($4,500,000), to be paid by issuing (i) a number of shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to market and (ii) cashless exercise warrants to purchase an equal number of shares exercisable at a price of Ten Cents ($0.10) per share with a term of five (5) years.

(d)	Future Payments Contingent: The Company’s payment of Payment 2 and Payment 3 is contingent. To the extent that VerifyMe does not develop and license to the Company at a time subsequent to Payment 1, further technology and/or a further patent right related to the local, mobile and cloud based biometric security systems, then any payments not already paid, will no longer be due to VerifyMe, this nonperformance being a likelihood, more likely than not.

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

 The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements.  In accordance with ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended September 30, 2013, the value of the warrants decreased to $8,616,673 resulting in other income of $9,559,492.

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

At September 30, 2013, the fair value of the embedded derivative (beneficial conversion feature) was evaluated based on the fair value of the Company’s stock price as compared to the Preferred A conversion price. The fair value of the embedded derivative at September 30, 2013 increased by $500,000 to $1,500,000.

The warrants associated with the Preferred Stock were also classified as a liability and valued at a fair value of $2,995,791 at January 31, 2013.  Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791.  In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  For the three months ended September 30, 2013, the value of the warrants decreased to $3,300,000 resulting in other income of $3,691,416.

In August 2013, VerifyMe elected to convert in a cashless transaction an equal number of Preferred A stock valued at $366,667 to 12,222,222 shares of common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We have added controls relative to contractual legal documents to facilitate better internal control over financial reporting identified in connection with the evaluation that occurred during our fiscal quarter ended September 30, 2013.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

LASERLOCK TECHNOLOGIES, INC.

Date: November 19, 2013	By:	/s/ Neil Alpert
Neil Alpert
Chief Executive Officer

-39-