Form 10-K
period 2013-12-31
LASERLOCK TECHNOLOGIES INC
filed 2014-03-31
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3112 M Street Washington, DC 20007
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (202) 400-3700

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $1,843,020 as of March 28, 2014 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

     The registrant had 293,066,139 shares of common stock outstanding as of the close of business on March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

LASERLOCK TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2013

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

ITEM 1.   BUSINESS.

General Development

LaserLock Technologies, Inc. (the “Company,” “LaserLock,” “we,” “us,” or “our”) was incorporated in Nevada on November 10, 1999.  Our principal offices are located at 3112 M Street, Washington, DC 20007, and our telephone number is (202) 400-3700.

We are a development stage company.

Following initial development and commercialization, the Company invested in developing new proprietary color shifting inks that it believed would allow it to penetrate broader markets and result in increased revenues. During the past fourteen years, the Company has refined its technologies and their applications, and now has what it believes to be one of the most cost effective and efficient authentication technologies available. Our most recent technology takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in numerous potential new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

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

One particular problem is that criminal and civil penalties for forgery, fraud, and counterfeiting are relatively light, and many of those engaging in such activities are overseas and far from the reach of U.S. law enforcement. Thus, the affected industries have little choice other than to make their products more formidable, often with multiple layers of defense, adopting what is known as multifactor authentication strategies.

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

The industry is segmented into four general categories:

1.	Optical technologies - use of light, i.e. holograms,
2.	Electronic - magnetic strips and smart cards,
3.	Biotechnologies - uses characteristics of biological proteins such as antibodies, enzymes and DNA, and
4.	Chemical technologies - includes photochromic (or light-reactive) and thermochromic (or heat-reactive) inks.

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

Recent developments in printing technologies have made it easier to counterfeit a wide variety of documents. Lottery tickets, gift certificates, event and transportation tickets and travelers’ checks are all susceptible to counterfeiting, and we believe that losses from such counterfeiting have increased substantially due to improvements in technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

In April 2010, the United States Government Accountability Office (“GAO”) issued a report to Congress entitled, “INTELLECTUAL PROPERTY Observations on Efforts to Quantify the Economic Effects of Counterfeit and Pirated Goods.” In that report the GAO estimated that the total economic value of intellectual property seizures by Customs and Border Protection during 2004 to 2009 was $1.12 billion. This was only based on imported goods and not goods produced in the United States.

The Organization for Economic Cooperation and Development estimates that the value of counterfeiting is approximately $250 billion per year.  They also concluded that millions of consumers are risking their lives by using unsafe and ineffective counterfeit products unknowingly.

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
4. SecurDox™
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

SecureLight™ Technology. Following the development and commercialization of LaserLock, the Company invested in developing new proprietary color shifting inks that could penetrate broader markets and result in far greater revenues. During the past nine years, LaserLock has refined its technologies and their applications, and now has what is believed to be the easiest, most cost effective and efficient authentication technologies available in the world today. Our most recent technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates SecureLight™ ink cannot be copied and/or reproduced on a color copier or color scanner.  In 2013, the Company filed for patent protection for an enhanced version of SecureLight technology, called SecureLight+TM.

Our digital solution is an iOS app that assists with Single Sign On and Username/Password management. It securely stores Username/Password combinations for multiple websites and allows the user to authenticate with a simple color, gesture swipe rather then having to remember which Username/Password is required for every website. The application is available in the Apple Online App Store and support iPod, iPhone and iPad.

The digital services is an enterprise, multi-factor, strong authentication solution that can also provided authenticated attributes like GeoLocation.  It combines 3 independent authentication factors – something you know (for instance a color, gesture swipe), something you have (for instance a smartphone) and something you are (for instance your facial geometry).  It can also determine Geolocation utilizing a number of mechanisms including GPS, cell tower triangulation and IP/WIFI address.  Because the services utilizes biometrics it completely eliminates the possibility that Users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for a end-user to refute having been part of a transaction.

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

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible.  Since January 2013, the Company has filed for three new patents. When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a life span of 20 years from the date of application depending on the relevant jurisdiction, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

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

For the period from inception at November 10, 1999 to December 31, 2013 we incurred costs of $1,523,632 on R&D. For the years ended December 31, 2013 and 2012, we incurred costs of  $655,840 and $5,420, respectively.

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

According to the Bureau of Engraving and Printing (the “Bureau”), the color pigment market is estimated to be worth $2.6 billion per year, of which the color-shifting segment is valued at someplace between $55 million and $235 million annually, and this is based on a relatively limited number of products and applications. A more realistic estimate suggests that the color shifting pigment market will be worth several billion dollars a year within ten years, predicated on anticipated new security applications and demand for greater low-cost counterfeiting protection.

Currently, the Bureau produces 38.0 million notes per day valued at $545 million (or 9.8 billion notes annually). If the Company were to be part of the printing and security process of the $100 bill (which is the most counterfeited bill) at $ .003 for each piece of currency, then the cost to the Bureau would be approximately $8.6 million annually. If the Company were to provide security for the American currency, at $.003, then the cost to the Bureau would be approximately $29.4 million annually. At a one cent royalty, the cost to the Bureau would be approximately $98.0 million annually.

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

Sales and Marketing Strategy

We plan to direct our sales and marketing strategy at multiple target groups as follows:

1.	Documents of Value
a.	Currency,
b.	Stock certificates and bonds,
c.	Event tickets, and
d.	Lottery tickets.
2.	Homeland Security
a.	Container seals,
b.	Pallet security,
c.	Passports,
d.	ID cards,
e.	Driver’s licenses, and
f.	Visas.
3.	Consumer Product Security
a.	Tax stamps,
b.	CDs/DVDs,
c.	Apparel tags and labels,
d.	Pharmaceuticals,
e.	Tobacco,
f.	Alcohol,
g.	Auto parts,
h.	Aviation parts, and
i.	Any other packaging requirements.
4.	Gaming
a.	Chips,
b.	Dice,
c.	Playing cards,
d.	E-proms/critical memory devices, and
e.	Slot tickets.
5.	Product Diversion Tracking
a.	Fragrances,
b.	Apparel/licensed merchandise,
c.	Cosmetics,
d.	Pharmaceuticals, and
e.	Watches and jewelry.
6.	Financial Services and Products
a.	Credit cards,
b.	Bank checks, and
c.	Financial documents/promissory notes.

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

Employees

As of December 31, 2013, we had eight full time employees. We are using three part time consultants to assist us with our marketing and sales strategy, R & D, technical assistance and distribution services. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees and consultants are good.

ITEM 1A.  RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located in approximately 1800 square feet of space rented by the Company at 3112 M Street, Washington, DC, 20007.

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

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$0.07	$0.01
Quarter ended June 30, 2012	$0.07	$0.05
Quarter ended September 30, 2012	$0.06	$0.02
Quarter ended December 31, 2012	$0.05	$0.02

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended March 31, 2013	$0.50	$0.03
Quarter ended June 30, 2013	$0.28	$0.14
Quarter ended September 30, 2013	$0.21	$0.09
Quarter ended December 31, 2013	$0.13	$0.06

Common Stockholders

As of February 28, 2014, our shares of common stock were held by approximately 100 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	22,435,000	$.00	19,074,004

Equity compensation plans not approved by security holders	12,900,000	$.05	-

Total:	35,335,000	$.05	19,074,004

2003 and 2013 Stock Option Plans

We adopted our 2003 Stock Option Plan as of December 17, 2003 (the “2003 Plan”). Awards were available to be made under the 2003 Plan for up to 18,000,000 shares of our common stock in the form of stock options or deferred stock awards.  Awards were available to be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our board of directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

During 2013, our Board adopted, and our shareholders approved, a new comprehensive incentive compensation plan (the “2013 Plan”, and together with the 2003 Plan, the “Plans”) which serves as the successor incentive compensation plan to the 2003 Plan, and provides the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. Our Board believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the 2013 Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan but not subject to previously exercised, vested or paid grants, for issuance under the 2013 Plan, as sufficient to meet the current needs of the Company.

All stock options granted under the Plans are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the Board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant (except for incentive stock options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted).  Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution.  The Board has discretion to determine the effect on any award granted under the Plans of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the Plans.

Upon the occurrence of a “Change in Control”, as defined in the Plans, the Board may take any number of actions.  These actions include, providing for all options outstanding under the Plans to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.  As of the date of this report, we have issued options under the Plans to purchase 15,425,996 shares of common stock.
11

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

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

We have filed a total of five patent applications relating to our technology, which have all been issued. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following discussion analyzes our results of operations for the years ended December 31, 2013 and 2012. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2013 and 2012, we generated revenues of $3,140 and $17,029, respectively.  Our net loss increased $15,191,811 to $16,390,868 for the year ended December 31, 2013 compared to $1,199,057 for the year ended December 31, 2012, primarily as a result of fair value adjustments related to warrant liability and option grants.

General and Administrative Expenses

General and administrative expenses were $762,668 for the year ended December 31, 2013 compared to $129,329 for the year ended December 31, 2012, an increase of $633,339.  The increase is attributable to increases in depreciation, insurance, office expenses, payroll taxes and rent.  This increase primarily resulted from the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees increased $199,174 to $475,948 for the year ended December 31, 2013 from $276,774 for the year ended December 31, 2012.  The increase in legal and accounting fees between the periods was primarily related to patent costs and costs associated with the Form S-1 Registration Statement filed with the Securities and Exchange Commission in August 2013 and associated matters.

Payroll Expenses

Payroll expenses increased to $9,485,339 for the year ended December 31, 2013 from $612,721 for the year ended December 31, 2012, an increase of $8,872,618.  A portion of the increase relates to the hiring of the Chief Operating Officer, Chief Technology Officer and a Chief Financial Officer of the Company.  The majority of  the increase was the expense of the fair market value of options issued to the Board, the Vice Chairman, and the officers of the Company aggregating approximately $8.5 million.

Research and Development

Research and development expenses increased $650,420 to $655,840 for the year ended December 31, 2013 from $5,420 for the year ended December 31, 2012.  The increase in research and development expenses was due to the allocation of resources to the research and development effort.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2013 were $261,804 as compared to $66,499 for the year ended December 31, 2012, an increase of $195,305.  The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2013.

Interest Expense

During the year ended December 31, 2013, we incurred interest expense of $127,825, as compared to $277,371 for the year ended December 31, 2012, a decrease of $149,446.  The decrease in interest expense relates to the conversion of notes payable into common stock in 2013 and the negotiation of a lower interest rate on certain debt in June 2011.

Gain (Loss) on Extinguishment of Debt

During the year ended December 31, 2012, we received a benefit of $156,110 in debt forgiveness, as compared to a loss on extinguishment of debt of $1,221,875 for the year ended December 31, 2013.  This was the result of management’s negotiation with vendors and debt holders to forgive amounts due and the forgiveness of accrued salary by the Company’s Vice Chairman and Chief Executive Officer.

Change in Fair Value of Warrants

During the year ended December 31, 2013, the Company incurred a change in the fair value of warrants of $604,209 as compared to $0 for the year ended December 31, 2012.  The change resulted from the re-valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The value of the warrant liability has decreased because the stock price has decreased.

Change in Fair Value Embedded Derivative Liability

Change in fair value of embedded derivative liability increased $200,000 at December 31, 2013 resulting in an additional expense.  The change in the liability was attributed to change in the fair value of the Company’s stock price.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the year ended December 31, 2013, the Company incurred a change in the fair value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791.  The change resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

Since our inception, we have focused on developing and implementing our business plan.   Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. There is no assurance that we will raise sufficient capital in order to meet our goals of implementing a sales and marketing effort to introduce the products.  We believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months, however we may need to raise additional funds in the future.  We intend to raise such financing through private placements and/or the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital, in order to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if our products are marketed effectively, that we will generate revenues sufficient to fund our operations.  In either situation, we may not be able to continue our operations and our business might fail.

As of March 14, 2014 we had cash resources of approximately $800,000.

Net cash used in operating activities increased $2,421,709 to $2,788,769 for the year ended December 31, 2013 as compared to $367,060 for the year ended December 31, 2012.  The increase in net cash used in operating activities is mainly related to the expansion of operations including increased product development, legal expenses, hiring employees, increased marketing efforts, increased research and development efforts and opening an office in Washington, D.C.

Net cash used in investing activities was $32,527 for the year ended December 31, 2013 as compared to $9,025 for the year ended December 31, 2012, an increase of $23,502.  The increase in cash used is attributable to patent costs associated with the five patents and furniture and computer equipment purchases for the DC office.

Net cash provided by financing activities decreased by $2,203,943 to $1,112,919 for the year ended December 31, 2013 from $3,316,862 for the year ended December 31, 2012.  The cash provided consisted primarily of proceeds from the issuance of equity securities and proceeds from the exercise of options and warrants.  The issuance of equity securities was attributable to the agreements with one investor that were entered into on December 31, 2012, discussed below.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

The Company is in the development stage. During the years ended December 31, 2013 and 2012, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and to develop a sales and marketing program.

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

Registration Rights Agreement

In connection with the Investment Agreement, the Company entered into a Registration Rights Agreement with VerifyMe (the “Registration Rights Agreement”), pursuant to which VerifyMe has the right to demand at any time on or after four months after December 31, 2012, that the Company file a registration statement relative to shares owned by VerifyMe.

After receiving extensions to the required timing, the Company filed a Form S-1 Registration Statement with respect to the shares owned by VerifyMe on August 5, 2013 in accordance with the terms of the Registration Rights Agreement.

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

 The Company was required to pay Zaah the following:

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

At December 31, 2013, the fair value of the embedded derivative (beneficial conversion feature) was evaluated based on the fair value of the Company’s stock price as compared to the Preferred A conversion price.  The fair value of the embedded derivative at December 31, 2013 was $800,000.

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

On December 20, 2012, an investor exercised warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share that raised $50,000 for the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2013, the practice of Asher & Company, Ltd. (“Asher”), which on April 27, 2012 was engaged as the Company’s independent registered public accounting firm, was combined on November 1, 2012 with BDO, and the professional staff and partners of Asher joined BDO either as employees or partners of BDO.  As a result of this transaction, Asher resigned as the Company’s independent registered public accounting firm on November 1, 2012.  BDO was never appointed as the Company’s independent registered public accounting firm.  There were no disagreements with Asher.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013 using criteria established in Internal Control — Integrated Framework issued (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes have strengthened our internal controls.

ITEM 9B. OTHER INFORMATION.

Paul Klapper was appointed to the Board on December 9, 2013.  Mr. Klapper will receive the standard option-based compensation package offered by the Company for serving on the Board, in line with the compensation received by the other members of the Board, consisting of 1,000,000 options to purchase common stock of the Company, with an exercise price of $0.05, exercisable on the date of grant, and 1,000,000 options to purchase common stock of the Company, with an exercise price of $0.05, exercisable on the one-year anniversary of the date of grant.

Since the beginning of the Company’s last fiscal year, Mr. Klapper directly or indirectly participated in the following transactions with the Company:

PFK Acquisition Group II, LLC

1.    Sold 2,000,000 shares of common stock in February 2013 for a total of approximately $505,000.

2.    Converted notes from the Company representing indebtedness of approximately $370,000 into 7,400,000 shares of common stock.

Clydesdale Partners II, LLC

1.    Was paid $150,000 in retirement of notes from the Company.

2.    Converted notes from the Company representing indebtedness of approximately $671,000 into 4,473,334 shares of common stock.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Constance Harriman-Whitfield	65	Director
Claudio R. Ballard*	55	Director
Neil Alpert	36	Director, Chief Executive Officer
Paul Klapper	75	Director
Jonathan Weinberger*	37	Director
Giles Kyser	52	Chief Operating Officer
Paul Donfried Edward J. Weisberger	52 49	Chief Technical Officer Chief Financial Officer
Norman A. Gardner	70	Vice Chairman of the Board of Directors

*Appointed as Director by VerifyMe, Inc.

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

CLAUDIO R. BALLARD

Claudio R. Ballard, 55, is the Chairman, Founder and one of the two Managing Members of VEEDIMS. Mr. Ballard is currently the President of VerifyMe, Inc. In 2010, Mr. Ballard was named “Inventor of the Year” by the United States Business and Industry Council, in recognition of his founding of Iconic Motors and VEEDIMS as well as the creation of the DataTreasury Global Repository Platform, a patent-protected electronic transaction system licensed by banks to process digital checks.

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

As a result of these and other professional experiences, Mr. Ballard possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills and experience. Mr. Ballard was elected to the Board on March 30, 2013.

PAUL F. KLAPPER

Paul F Klapper, 75, brings over 50 years of business experience in various enterprises. Mr. Klapper has an extensive entrepreneurial background in travel, real estate development, venture capital and private equity. In 1994 he and his investment partners acquired Long John Silver’s and A&W Restaurants where he served as the Chairman and Board Member, until this company was sold to Yum Brands.

Since 1994, he has dedicated most of his time to venture capital and private equity investing. ln 1997, he led an investment group, Applied Underwriters Inc. and served as an Advisor to the company until it was sold to Berkshire Hathaway in 2007.

In 1999, Mr. Klapper formalized his first venture fund, “PFK Acquisition Company I, LLC”, at the suggestion of his investing partners. He organized his second fund in 2000 and his third fund, and the first of the Clydesdale family of funds, in 2005. He helped launch Clydesdale Partners, LLC in 2005. Mr. Klapper is currently Managing Partner of Clydesdale Ventures, LLC, (the management company for the two Clydesdale funds).

Mr. Klapper is still involved in real estate, managing a family portfolio and serves as advisor for various real estate companies. Since 1981, Mr. Klapper has been Chairman of PFK Development Group, Ltd., a privately held real estate company. PFK Development Group, Ltd., is presently developing a time-share project in Lake Tahoe, CA.

Mr. Klapper currently serves as a Director of American Suppliers, Inc., Airtreks International, and Business Calcium as well as Advisor for several of the companies in his funds’ portfolios.

As a result of these and other professional experiences, Mr. Klapper possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills and experience. Mr. Klapper was appointed to the Board on December 9, 2013.

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

NEIL ALPERT

Neil Alpert became the President, a Director and Chief Operating Officer of LaserLock Technologies, Inc. on October 16, 2012.  In his capacity as President, Mr. Alpert is responsible for overseeing the day-to-day operations of the company as well as its vision for the future.  His background spans over a decade of management experience in the political, non-profit and business sectors.

From 2011 to 2012 Mr. Alpert served as President of The Kiawah Group, a boutique government relations and development firm specializing in fundraising, advocacy, non-profit consulting and global representation.

Prior to 2011 Mr. Alpert served as Special Assistant to the Chairman of the Republican National Committee.  In his role as Special Assistant, Mr. Alpert orchestrated a nationwide political outreach campaign targeting over 100 congressional districts. In addition, the campaign helped inspire the largest Congressional seat change since 1948 and the largest for any midterm election since the 1938 midterm elections.

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

CONSTANCE HARRIMAN-WHITFIELD

Constance B. Harriman has helped formulate U.S. trade, natural resource and legal policy in executive positions at three US government agencies: the US Export-Import Bank and the US Department of Justice and Interior.  During her over twenty-five years of legal, public policy, and management experience, Ms. Harriman has worked extensively with Congress, federal agencies, the media, and special interest groups.  She has given speeches throughout the United States and abroad on issues related to finance, natural resources, and environmental technology.

During the Bush and Clinton administrations, she was one of five full-time members of the Board of Directors of the Export-Import Bank.  She served on the Board’s Audit Committee and chaired the Bank’s taskforce and environmental guidelines.  Previously, Ms. Harriman was Assistant Secretary for Fish and Wildlife and Parks at the US Department of the Interior.  She had policy, budget and administration responsibility for the National Park Service and the Fish and Wildlife Service: 25,000 employees, 170 million acres of land, and a budget of $2 billion.  Ms. Harriman played a key role in several inter-agency and international organizations.  She served as US Commissioner to the Great Lakes Fishery Commission and as a member of the President’s Advisory Council on Historic Preservation.

Ms. Harriman’s other government experience includes high-level legal positions at the US Department of Justice and the US Department of the Interior.  She also worked with the California law firm of Sheppard, Mullin, Richter & Hampton, where she practiced corporate and securities law and commercial and antitrust litigation.

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

As a result of these and other professional experiences, Ms. Harriman-Whitfield possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience. Ms. Harriman was elected to the Board on November 21, 2012.

JONATHAN WEINBERGER

Jonathan R. Weinberger is an experienced, accomplished, and well respected member of the Washington D.C. legal, government, and business communities.  Jonathan currently serves as Executive Vice President of a revolutionary technology company called Veedims, LLC based in Fort Lauderdale, Florida.  He also serves as a senior advisor to the owners of the private holding company that owns Veedims.

Mr. Weinberger has served directly under six cabinet members in various positions.  At the Department of State he was on the staffs of both Secretary Albright and Secretary Powell.  At the U.S. Treasury, he served as the youngest Executive Secretary of the Treasury in the Department’s history.  He also served as the Executive Secretary and Deputy Chief of Staff at the Office of the United States Trade Representative at the White House.  Mr. Weinberger also served as Associate General Counsel where he was in charge of issues with respect to foreign investment in the United States and led the litigation team on various high-level trade disputes with China. Through his service in the government he has developed a superb skill for executive management at the largest scale, an eye for efficient operation, and a rare entrepreneurial mindset that allowed for the streamlining of multitudes of bureaucratic structures and processes.

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

GILES KYSER

Colonel Giles Kyser (USMC, Retired) joined LaserLock Technologies as Chief Operating Officer in September 2013. He hails from California, grew up in Virginia, and received his Bachelor of Science degree from the US Naval Academy in Annapolis, Maryland and holds Masters of Science degrees in Military Studies and in National Resource Strategy. He spent twenty-four years in the Marines in various worldwide Command and Staff assignments in the Infantry and Special Operations arena. He commanded at the Platoon, Company, and Battalion levels and saw combat during Desert Shield, Desert Storm, Bosnia, Kosovo, and Iraq. During his career he also served as the Platoon Commander for Marine Silent Drill Platoon, as the Senior Military Advisor to the Assistant Secretary of Defense for Special Operations and Low Intensity Conflict and as the Chief of Staff for the Deputy Under Secretary of the Navy. His business experience includes service as Vice President for Special Operations and Irregular Warfare and President and Chief Executive Officer for SELEX Galileo Inc. (Defense Electronics), and as a Senior Executive with MIC Industries (Construction technology). He is an Eagle Scout, serves as a member of the Consensus for Development Reform, the Order of St. Crsipin, the US Marine Raider Association, the Veterans of Foreign Wars, and on the Board of Advisors for V1 Analytical LLC.

PAUL DONFRIED

Paul Donfried joined LaserLock as Chief Technology Officer in 2013.  He is responsible for leading the development of innovative, resilient and easy-to-use solutions for meeting the anti-counterfeiting and brand protection needs of our customers. In his role as CTO, Mr. Donfried is also responsible for IT services, both internal and external.

Prior to his current role at LaserLock Technologies, Mr. Donfried spent four years as CTO - Identity and Access Management for Verizon, responsible for the strategy, engineering and marketing direction of the company’s portfolio of enterprise identity services.  He led Verizon’s strategic alignment of cloud-based identity technologies across market segments, helping deliver a new generation of identity services that enable organizations to address the complex challenges of authenticating and managing user identities.

Prior to his role at Verizon, Mr. Donfried was Vice President of SAIC Identity & Access Management Solutions for two years, where his responsibilities included overall strategy, product development and the introduction of identity technologies. Earlier in his career, Mr. Donfried worked for Apple, General Electric and The Bank of Montreal.

A recognized expert in the fields of identity life cycle and risk management, Mr. Donfried has led the development of numerous industry organizations including SAFE-BioPharma and Identrust. He is a frequent speaker on the role of trusted e-commerce and its application in heavily regulated industries and the federal government.  As a member of the Open Identity Exchange (OIX), Mr. Donfried provides leadership on the creation of trust frameworks and the protection of critical infrastructure.

Mr. Donfried received a Bachelor of Science in computer science from Rensselaer Polytechnic Institute and holds multiple patents for identity, authentication, attributes and digital signing systems.

EDWARD J. WEISBERGER

Edward Weisberger joined LaserLock in December 2013 and brings 30 years experience to his current role as the Chief Financial Officer.  He has worked in all facets of financial strategy and planning, development and design of accounting systems and procedures, and new venture management accounting.

Previously, Mr. Weisberger was a financial consultant for Deloitte & Touche, with a focus on providing financial leadership to S&P 500 companies. He served in multiple key leadership roles with increasing responsibility including Director of Corporate accounting for CarrAmerica, Controller and Tax Manager for First Data Investor Services, Senior Tax Manager for Host Marriott and Senior Accountant for MCI.  In addition he served 13 years as Treasurer and Chief Financial Officer of Igene Biotechnology and Naturxan LLC, aiding in operational planning for biotechnology research and development and manufacturing operations.

Earlier in his career, Mr. Weisberger worked in public accounting. He received his BS degree in accounting from State University of New York in 1986 and earned his CPA in the State of Maryland.

Committees

Our board of directors has created a separately-designated audit committee, governance committee, compensation committee, and an investment committee.  As of the date of this annual report, we have eight full-time employees and have not generated significant revenue to date.  In light of the foregoing, our Board concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our Board is an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2013.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer and named executive officers during the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation (2)($)	Total ($)
Norman A. Gardner (3) Vice Chairman & Founder	2013 2012	171,333 50,000	3,787,700 44,769	- 56,414	3,959,033 151,183
Neil Alpert President & CEO	2013 2012	200,000 50,000	3,787,700 44,769	- -	3,987,700 94,769
Paul Donfried CTO	2013	282,692	24,993	-	307,685

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

(2)	Company car, insurance, occupancy costs and expenses.
(3)	Mr. Gardner’s salary payments were paid in 2013 to Lindy Associates.

Outstanding Equity Awards At December 31, 2013

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2013.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration Date
Norman A. Gardner	1,000,000 19,000,000	- -	$0.05 $0.05	11/20/2022 06/29/2023
Neil Alpert	1,000,000 19,000,000	- -	$0.05 $0.05	11/20/2022 06/29/2023
Paul Donfried	250,000	-	$0.05	1/22/2023

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

We currently have a three year employment agreement dated October 8, 2012 with our Vice Chairman and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman and Chief Executive Officer to purchase 5% of the fully diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.

We currently have a three year employment agreement dated October 16, 2012 with our President and Chief Operating Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President and Chief Operating Officer to purchase 5% of the fully diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.

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

Director Compensation

Name		Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Michael Sonnenreich	2013 2012	- -	89,568 89,568	89,568 89,568
Claudio Ballard Michael Chertoff Neil Alpert	2013 2013 2013 2012	- - - -	219,982 230,000 - -	219,982 230,000 - -
Constance Harriman-Whitfield	2013 2012	- -	89,568 89,568	89,568 89,568
General Peter Pace	2013 2012	- -	89,568 89,568	89,568 89,568
Paul Wolfowitz	2013 2012	- -	89,568 89,568	89,568 89,568
Jonathan Weinberger	2013 2012	- -	89,568 89,568	89,568 89,568

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

On February 20, 2014, the following members of the Board of Directors of LaserLock Technologies, Inc. resigned from the Board of Directors: Michael Chertoff, General Peter Pace, Michael R. Sonnenreich and Paul Wolfowitz.

Narrative Disclosure to Directors Compensation Table

We did not pay an annual fee to any of our directors during 2012 or 2013.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND   DIRECTORS

The following table sets forth, as of December 31, 2013, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of December 31, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o LaserLock Technologies, Inc., 3112 M Street, Washington, DC 20007.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership†	Percentage of Class†
5% Beneficial Owners
Robert L. Bast 110 Spruce Lane Ambler, PA 19002	28,423,622(1)	9.80%
Clydesdale Partners II LLC 201 Spear Street, Suite 1150 San Francisco, CA 94105	58,681,334(2)	20.23%
Nob Hill 1 Ferry Building, Suite 225 San Francisco, CA 19411	57,126,363(3)	19.69%
VerifyMe, Inc. 205 Linda Drive Daingerfield, TX 75638	155,333,332(4)	38.94%

Executive Officers and Directors

Michael Sonnenreich	7,000,000(5)	2.38%
Norman A. Gardner	39,046,339(6)	12.59%
Neil Alpert	20,000,000(7)	6.45%
Constance Harriman-Whitfield	3,000,000(8)	1.02%
Claudio Ballard	1,000,000(9)	*
All officers and directors as a group (9 people)	121,727,673	36.47%
*Less than 1 percent

†In accordance with SEC rules, options, warrants and other securities exercisable for or convertible into shares of our common stock that were exercisable as of November 4, 2013, or would become exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options, warrants or other securities for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(1) Consists of 28,423,622 shares of common stock.
(2) Consists of 48,348,334 shares of common stock and 10,333,000 shares of PFK Acquisition Group II LLC, which is under common control.
(3) Consists of 57,126,363 shares of common stock.
(4) Consists of 44,444,444 shares of common stock, 21,111,111 shares underlying convertible preferred stock, 87,777,777 shares underlying warrants exercisable at 0.10 per share.
(5) Consists of 3,000,000 shares of common stock, 2,000,000 shares underlying options exercisable at $0.05 per share and 2,000,000 shares underlying warrants exercisable at $0.15.
(6) Consists of 19,046,339 shares of common stock, and 20,000,000 shares underlying options exercisable at $0.05 per share.
(7) Consists of 20,000,000 shares underlying options exercisable at $0.05 per share.
(8) Consists of 333,333 shares of common stock, 2,000,000 shares underlying options exercisable at $.05 per share and 666,667 shares underlying warrants exercisable at $0.15 per share.
(9) Consists of 1,000,000 shares underlying options exercisable at $0.05 per share.

Transfer Agent

Our Transfer Agent is Interwest Transfer Company, Inc. and their address and phone number are 1981 Murray Holladay Road, #100, Salt Lake City, UT 84117; (801) 272-9294.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Norman A. Gardner.

At December 31, 2012, five shareholders of the Company held $491,249 of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2012.

At December 31, 2013 and 2012 two shareholders of the Company held $330,000 and $561,000 of unsecured notes payable.

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

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  We believe Constance Harriman-Whitfield qualified as an “independent director” pursuant to such rules.  Our Board has created separately-designated standing committees.  Officers are elected annually by our Board and serve at the discretion of our Board.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2013 and 2012, were $40,500 and $36,500, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2013 and 2012.

Tax Fees

During the fiscal years ended December 31, 2013 and 2012, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2013 and 2012, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our audit committee approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service..

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this report.

3.1
Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of November 29, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

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

3.5
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

30

10.14
Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3, 2006 in consideration for services provided to the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference).

10.15
LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan adopted on December 9, 2013 (filed as an exhibit to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 19, 2013 and incorporated herein by reference).

10.16	Option Agreement, dated as of March 23, 2012, between the Company and Gaming Partners International Corporation (filed herewith).
10.17
Investment Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.18
Registration Rights Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.19
Technology and Services Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.20
Patent and Technology License Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.21
Asset Purchase Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.22
Technology and Services Agreement (Zaah), dated as of December 31, 2012, between LaserLock Technologies, Inc. and Zaah Technologies, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.23
Employment Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.24
Employment Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.25
Employment Agreement between LaserLock Technologies, Inc. and Scott McPherson, dated as of December 14, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.26
Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.27
Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.26).

10.28
Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Sonnenreich, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

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

10.34
Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Klapper, dated as of December 9, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.35
Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Chertoff, dated as of May 4, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

14.1	Code of Ethics (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).
23.1	Consent of Asher & Company, Ltd. (filed herewith).
31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**filed herewith

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc.

By:	/s/ Neil Alpert
Neil Alpert Chief Executive Officer
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Neil Alpert	Chief Executive Officer	March 31, 2014
Neil Alpert	(Principal Executive Officer)

Signature	Title	Date

/s/ Edward J Weisberger	Chief Financial Officer	March 31, 2014
Edward J Weisberger	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Constance Harriman-Whitfield	Director	March 31, 2014
Constance Harriman-Whitfield

Signature	Title	Date

/s/ Claudio Ballard	Director	March 31, 2014
Claudio Ballard

Signature	Title	Date

/s/ Jonathan Weinberger	Director	March 31, 2014
Jonathan Weinberger

Signature	Title	Date

/s/ Paul Klapper	Director	March 31, 2014
Paul Klapper

32

Report of Independent Registered Public Accounting Firm

To the Board of Directors
LaserLock Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of LaserLock Technologies, Inc. and its Subsidiary (a development stage enterprise) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from November 10, 1999 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of LaserLock Technologies, Inc. and its Subsidiary as of December 31, 2011, 2010, 2009 and 2008 and for each of the years in the four-year period ended December 31, 2011. Such statements are included in the cumulative since inception to December 31, 2013 totals of the consolidated statements of operations and cash flows. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for each of the years in the four-year period ended December 31, 2011, included in the cumulative totals, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and its Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the years then ended and for the period November 10, 1999 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses and experienced negative cash flow from operations during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 31, 2014

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,285,973	$2,994,350
Accounts receivable, net of allowance of $0 at December 31, 2013 and December 31, 2012	3,573	3,473
Inventory	34,271	19,980
Prepaid expenses	189,474	750,000
TOTAL CURRENT ASSETS	1,513,291	3,767,803

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $91,952 and $32,624 as of December 31, 2013 and December 31, 2012	144,074	2,340

OTHER ASSETS
Deposits	37,197	-
Patents and trademarks, net of accumulated amortization of $105,393 and $92,302 as of December 31, 2013 and December 31, 2012	120,695	311,832
TOTAL ASSETS	$1,815,257	$4,081,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,785	$660,493
Accrued interest	16,667	97,563
Embedded derivative liability	800,000	-
Notes payable	50,000	200,000
TOTAL CURRENT LIABILITIES	1,183,452	958,056

LONG-TERM LIABILITIES
Warrant liability	6,000,000	2,400,000
Accrued interest - related parties	300,677	975,559
Senior secured convertible notes payable - related parties	330,249	775,249
Convertible notes payable	-	140,000
Notes payable, net of discount of $13,632 as of December 31, 2012	-	697,368
TOTAL LONG-TERM LIABILITIES	6,630,926	4,988,176

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of December 31, 2013 and no shares issued and outstanding at December 31, 2012	633,333	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 319,862,042 shares issued and 290,066,139 outstanding at December 31, 2013 and 248,244,012 shares issued and 218,448,109 outstanding at December 31, 2012	319,862	248,244

Additional paid in capital	22,938,983	11,387,929

Treasury stock, at cost (29,795,903 shares at December 31, 2013 and December 31, 2012)	(113,389)	(113,389)

Deficit accumulated during the development stage	(29,777,910)	(13,387,041)
STOCKHOLDERS’ DEFICIT	(5,999,121)	(1,864,257)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,815,257	$4,081,975

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statement of Operations
For the years ended December 31, 2013 and 2012
And for the period November 10, 1999 (date of inception) to December 31, 2013

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2013	2012

NET REVENUES
Sales	$464,295	$3,140	$7,029
Royalties	645,180	-	10,000

TOTAL NET REVENUE	1,109,475	3,140	17,029

COST OF SALES	431,741	2,710	4,083

GROSS PROFIT	677,734	430	12,946

OPERATING EXPENSES
General and administrative	2,306,027	762,668	129,329
Legal and accounting	2,014,734	475,948	276,774
Patent costs	65,000	-	-
Payroll expenses (a)	12,898,321	9,485,339	612,721
Research and development	1,523,632	655,840	5,420
Sales and marketing	5,281,536	261,804	66,499
Total operating expenses	24,089,250	11,641,599	1,090,743

LOSS BEFORE OTHER INCOME (EXPENSE)	(23,411,516)	(11,641,169)	(1,077,797)

OTHER INCOME (EXPENSE)
Interest income	63,664	-	1
Interest expense	(2,318,257)	(127,825)	(277,371)
Loss on extinguishment of debt	(1,221,875)	(1,221,875)	156,110
Change in fair value of warrants	(604,209)	(604,209)	-
Change in fair value of embedded derivative liability	200,000	200,000	-
Fair value of warrants in excess of consideration for convertible preferred stock	(2,995,791)	(2,995,791)	-
Gain on debt forgiveness	340,352	-	-
Gain on disposition of assets	4,722	-	-
	(6,531,394)	(4,749,700)	(121,260)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(29,942,910)	(16,390,869)	(1,199,057)

INCOME TAX BENEFIT	(165,000)	-	-

NET INCOME (LOSS)	(29,777,910)	(16,390,869)	(1,199,057)

Less: Deemed dividend distribution	(1,000,000)	(1,000,000)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(30,777,910)	$(17,390,869)	$(1,199,057)

NET INCOME (LOSS) PER COMMON SHARE
BASIC		$(0.07)	$(0.01)
DILUTED		$(0.07)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC		250,043,403	150,559,287
DILUTED		250,043,403	150,559,287

(a) - includes share based compensation of $8,619,137 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to December 31, 2013

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
For the Period November 10, 1999 (Date of Inception) to December 31, 2013

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
For the Period November 10, 1999 (Date of Inception) to December 31, 2013

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
For the Period November 10, 1999 (Date of Inception) to December 31, 2013

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
 Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to December 31, 2013

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total
Issuance of shares for services	-	-	1,000,000	1,000	-	29,000	-	-	30,000
Contribution of common stock from related parties	-	-	(12,000,000)	-	-	95,594	(95,594)	-	-
Purchase of common stock for treasury	-	-	(17,795,903)	-	-	-	(17,795)	-	(17,795)
Sale of common stock	-	-	15,500,000	15,500	-	384,500	-	-	400,000
Issuance of shares for stock issuance costs	-	-	2,100,000	2,100	-	(2,100)	-	-	-
Stock issuance costs	-	-	-	-	-	(40,000)	-	-	(40,000)
Exercise of options	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of warrants issued in conjunction with debt financing	-	-	-	-	-	21,275	-	-	21,275
Fair value of employee stock options	-	-	-	-	-	47,658	-	-	47,658
Fair value of non-employee stock options	-	-	-	-	-	48,374	-	-	48,374
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(665,113)	(665,113)

Balance at December 31, 2011	-	-	145,144,603	174,940	-	8,817,382	(113,389)	(12,187,984)	(3,309,051)

Issuance of shares for services	-	-	1,000,000	1,000	-	45,500	-	-	46,500
Issuance of shares of common stock	-	-	44,111,111	44,111	-	1,015,889	-	-	1,060,000
Issuance of stock for licensing	-	-	2,222,222	2,222	-	97,778	-	-	100,000
Issuance of stock for trademarks, etc.	-	-	2,222,222	2,222	-	97,778	-	-	100,000
Shares issued for conversion of notes payable and accrued interest	-	-	12,923,622	12,925	-	568,639	-	-	581,564
Exercise of options	-	-	10,490,996	10,491	-	2,622	-	-	13,113
Exercise of warrants	-	-	333,333	333	-	49,667	-	-	50,000
Fair value of employee stock options	-	-	-	-	-	332,036	-	-	332,036
Fair value of non-employee stock options	-	-	-	-	-	11,638	-	-	11,638
Forgiveness of debt - related party	-	-	-	-	-	349,000	-	-	349,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,199,057)	(1,199,057)

Balance at December 31, 2012	-	-	218,448,109	248,244	-	11,387,929	(113,389)	(13,387,041)	(1,864,257)
Issuance of shares of preferred stock	33,333,333	1,000,000	-	-	-	-	-	-	1,000,000
Conversion of shares of preferred stock to common stock	(12,222,222)	(366,667)	12,222,222	12,222	-	354,445	-	-	-
Issuance of shares of common stock	-	-	4,811,111	4,811	-	230,189	-	-	235,000
Shares issued for conversion of notes payable and accrued interest	-	-	18,275,000	18,275	-	1,871,725	-	-	1,890,000
Exercise of options	-	-	3,335,000	3,335	-	14,584	-	-	17,919
Exercise of warrants	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of employee stock options	-	-	-	-	-	8,619,136	-	-	8,619,136
Deemed dividend distribution	-	-	-	-	-	(1,000,000)	-	-	(1,000,000)
Exercise of warrants			6,000,000	6,000		53,999			59,999
Conversion of Notes payable	-		25,974,697	25,975		1,397,976			1,423,951
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(16,390,869)	(16,390,869)

Balance at December 31, 2013	21,111,111	$633,333	290,066,139	$319,862	$-	$22,938,983	$(113,389)	$(29,777,910)	$(5,999,121)

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to December 31, 2013

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,777,910)	$(16,390,869)	$(1,199,057)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	11,036,369	8,619,137	343,674
Accretion of interest on deferred finance charges	453,625	-	13,625
Accretion of discount on notes payable	446,954	3,718	4,957
Change in fair value warrant liability	604,209	604,209	-
Change in fair value embedded derivative liability	(200,000)	(200,000)	-
Change in fair value of deemed distribution	-	-	-
Fair value of warrants in excess of consideration for convertible preferred stock	2,995,791	2,995,791	-
Fair value of stock in excess of converted notes payable and accrued interest	1,221,875	1,221,875	-
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	611,984	81,929	13,471
Loss on extinguishment of debt	-	-	-
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	-	(156,110)
Stock issued in exchange for services	553,760	-	46,500
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets		-	-
Accounts receivable	(3,573)	(100)	(3,473)
Inventory	5,689	(14,291)	15,157
Prepaid expenses	210,526	560,526	(232,240)
Deposit	(37,197)	(37,197)	-
Increase in liabilities		-
Accounts payable and accrued expenses	2,333,865	(233,497)	786,436
Net cash used in operating activities	(9,828,037)	(2,788,769)	(367,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,682)	(10,573)	(2,360)
Purchase of patents and trademarks	(246,088)	(21,954)	(6,665)
Proceeds from sale of assets	6,738	-	-

Net cash used in investing activities	(288,032)	(32,527)	(9,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,000,000	1,000,000	-
Proceeds from issuance of common stock	5,786,447	235,000	1,060,000
Proceeds from exercise of stock options	273,401	17,919	13,113
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	115,500	10,000	50,000
Proceeds from issuance of warrants	2,000,000	-	2,000,000
Proceeds from issuance of notes payable	2,789,000	-	200,000
Repayments of notes payable	(352,751)	(150,000)	(6,251)
Payment for treasury stock	(17,795)	-	-
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	-

Net cash provided by financing activities	11,402,042	1,112,919	3,316,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,285,973	(1,708,377)	2,940,777

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	2,994,350	53,573

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,285,973	$1,285,973	$2,994,350

The accompanying notes are an integral part of these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Cash Flows  (Continued)
For the Years Ended December 31, 2013 and 2012
And for the Period November 10, 1999 (Date of Inception) to December 31, 2013

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2013	2012
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$53,336	$13,895	$-

Income taxes	$-	$-	$-

Return of shares of common stock related to purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$2,985,680	$2,092,075	$581,564

Fair value of stock issued for conversion of preferred stock to common stock	$366,667	$366,667	$-

Fair value of stock issued for purchase of assets	$100,000	$-	$100,000

Fair value of warrants issued for purchase of assets	$100,000	$-	$100,000

Fair value of stock issued for licensing costs	$100,000	$-	$100,000

Fair value of warrants issued for licensing costs	$300,000	$-	$300,000

Accretion of discount on preferred stock as deemed dividend distribution	$1,000,000	$1,000,000	$-

Fair value of beneficial conversion feature	$1,500,000	$1,500,000	$-

Fair value of warrants issued as debt discount	$78,043	$-	$-

Issuance of common stock for stock issuance costs	$2,100	$-	$-

Issuance of options as stock cost for treasury stock	$5,594	$-	$-

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$-	$349,000

Conversionof warrant inlieu of cash repayment of notes payable	$60,000	$60,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
LaserLock Technologies, Inc. and Subsidiary (the “Company”) is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. LaserLock Technologies, Inc., seeks to provide state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. LaserLock Technologies, Inc. is based in Washington, D.C. and is publically traded on the OTC Market under the ticker symbol “LLTI”. The Company markets security technology to protect governments, health care providers, high-end retail goods, the gaming industry and branded products from counterfeiting.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $53,979 and $0 for the years ended December 31, 2013 and 2012, and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements
As of December 31, 2013 and for the period then ended there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is in the development stage at December 31, 2013. Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31, 2013	December 31, 2012
Furniture and Fixtures	$219,871	$	---
Equipment	16,155		34,964
	236,026		34,964
Less: Accumulated depreciation	91,952		32,624
	$144,074		$2,340

Depreciation of property and equipment was $68,839 and $20, respectively, for the years ended December 31, 2013 and 2012.

NOTE 4 – PATENTS AND TRADEMARK

The Company has five issued patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 years). During the years ended December 31, 2013 and 2012, the Company capitalized patent costs of $21,954 and $6,665, respectively.  Amortization expense for patents was $13,091 and $13,451 for the years ended December 31, 2013 and 2012, respectively. Future estimated annual amortization over the next five years is approximately $13,000 per year for the years ended December 31, 2014 through 2018.

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

At December 31, 2013 the Company has a net operating loss (“NOL”) that approximates $12.5 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Current	$1,837,000	$490,000
Deferred	3,284,000	263,000
Change in valuation allowance	(5,121,000)	(753,000)
	-	-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2013		2012
	Amount	%	Amount	%
U.S. Federal income tax benefit at Federal Statutory Rate	$(5,718,000)	(35)	$(298,000)	(35)
State tax, net of federal effect	(956,000)	(6)	(50,000)	(6)
Non deductible accrued expense	-	-	(238,000)	(28)
Deductible share based compensation	(318,000)	(2)	(167,000)	(20)
Non-deductible changes in derivative liability and share based transactions	1,895,000	12	-	-
Other	(24,000)	-	-	-
Change in valuation allowance	5,121,000	31	753,000	89
	$-	-	-	-

The primary components of the Company’s December 31, 2013 and 2012 deferred tax assets, liabilities and related valuation allowance are as follows:

	December 31,	December 31,
	2013	2012

Deferred tax asset for NOL carryforwards	$5,144,000	$3,308,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Share based compensation	3,683,000	162,000
Non deductible accrued expenses	150,000	386,000
Valuation allowance	(8,812,000)	(3,691,000)

	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2013 and 2012. The Company did not recognize any interest or penalties during 2013 and 2012 related to unrecognized tax benefits.

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

During the fourth quarter of 2013, $220,000 of senior convertible notes plus accrued interest of $395,000, were converted into 7,900,000 shares of common stock.  Since this transaction was with related parties, the conversion was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

As of December 31, 2013 and December 31, 2012, the outstanding principal balance on these notes was $330,249 and $775,249, respectively. Accrued interest at December 30, 2013 and December 31, 2012 amounted to $300,677 and $600,091, respectively.

Purchasers of the notes were issued 8,000,000 10-year warrants exercisable into the Company’s shares at an exercise price of $0.01 per share. The warrants were valued at $392,376 and recorded as a debt discount on the notes payable. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 169% and 284%, risk-free interest rate between 3.6% and 4.5% and expected warrant life of ten years. The deferred finance charges were amortized over one year, which was the original term of the notes. As of June 30, 2012, the Company had received $80,000 for the exercise of all 8,000,000 of the warrants.

In addition, if an equity financing with total proceeds of more than $5,000,000 occurs while any notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized if the triggering event occurs and the contingency is resolved.

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

During the fourth quarter of 2013, the remaining $98,000 of convertible notes plus accrued interest of $87,150 were converted into 12,375,000 shares of common stock.  Since this conversion was with a related party it was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

NOTE 8 - NOTES PAYABLE

During the fourth quarter of 2013, all of the $561,000 of unsecured notes payable, less $9,914 of unamortized discount, plus accrued interest of $83,715 was converted into 4,473,333 shares of common stock plus a cash repayment of $150,000.  Since this conversion was with a related party it was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

Unsecured Notes Payable

During the second quarter of 2012, the Company received $200,000 for a 10% unsecured note payable, due April 27, 2013.  In December 2012, this note payable and accrued interest of $9,167 was converted into 4,703,711 shares of the Company’s common stock.

Private Placement of 8% Series A Notes Payable
In August 2009, the Company commenced a private placement of up to $300,000 consisting of up to 6 units. Each unit consists of a $50,000, 8% Series A Note Payable, due September 30, 2011, and a non-detachable warrant to purchase 2,000,000 shares of the Company’s common stock. During 2009, the Company sold 4 units, issued $200,000 of 8% Series A Notes Payable, issued 8,000,000 warrants, and raised $180,000, net of commission of $20,000. In January 2010, the Company sold 0.5 units, issued $25,000 of 8% Series A Notes Payable, issued 1,000,000 warrants, and raised $17,500 net of commissions of $7,500. The commissions were treated as deferred finance charges and fully expensed over the term of notes payable.

The 8,000,000 warrants in 2009 were valued at $15,450, fair value, using the Black-Scholes option pricing model to calculate the fair-value of the warrants, with the following assumptions: no dividend yield, expected volatility of between 30.9% and 34.5%, risk free interest rate between .95% and 1.06% and warrant life of approximately 2 years. The 1,000,000 warrants in 2010 were valued at $20,143, fair value, using the Black-Scholes option pricing model to calculate the fair-value of the warrants, with the following assumptions: no dividend yield, expected volatility of 28.6%, risk free interest rate of .84% and warrant life of approximately 2 years.

In June 2011, the maturity date on the $150,000 of the 8% Series A Notes Payable and the term on the associated 6,000,000 warrants were extended to September 30, 2015. As a result, the warrants were revalued using the Black-Scholes option pricing model to calculate the incremental fair-value of the warrants of $21,275, with the following assumptions: no dividend yield, expected volatility of 60%, risk free interest rate of 1.52% and warrant life of approximately 1.25 years. As part of the debt extension, the lender holding the 6,000,000 warrants agreed in writing to suspend its right to exercise these warrants until such time that the Company’s authorized shares have been increased.  The authorized shares of the Company’s common stock were increased on May 23, 2013 from 425,000,000 to 675,000,000.

NOTE 8 - NOTES PAYABLE (Continued)

The relative fair value of the warrants issued in conjunction with the 8% Series A Notes Payable have been treated as a debt discount with an offsetting credit to additional paid-in capital. The debt discount related to the warrant issuances is being accreted to interest expense over the term of the notes. When the warrants were revalued the incremental amount of $21,275 was also treated as additional debt discount and is being accreted over the new term of the 8% Series A Notes Payable.  As of December 31, 2012 the unaccreted debt discount related to warrants issued in conjunction with the 8% Series A Notes payable was $13,632.

During the third quarter of 2011, $25,000 plus accrued interest of the 8% Series A Notes Payable were repaid and 3,000,000 of the associated warrants expired unexercised.

During the fourth quarter of 2013, the remaining series A notes payable of $150,000 was reduced by $60,000 for the exercise of 6,000,000 warrants into 6,000,000 shares of common stock.  The balance of $90,000 plus accrued interest of $49,000 was converted into 1,226,363 shares of common stock.    Since this conversion was with a related party it was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

Private Placement of 25% Notes Payable
In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 16 - Contingencies to these consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

a.	First monies realized by the Company from its share of the net proceeds of the lawsuit shall be allocated and paid to the Lender until the principal and base interest accruing has been fully paid.
b.	The next monies from the net proceeds of the litigation settlement will be paid to the Company to reimburse for out-of-pocket legal costs related to the lawsuit.
c.	The next $825,000 of proceeds will be split 50%/50% between the Company and the Lenders.
d.	The next $1,000,000 realized by the Company shall be allocated 90% to the Company and 10% to the Lenders.
e.	The next $1,000,000 realized by Company shall be allocated 85% to Company and 15% to Lenders.
f.	All remaining proceeds realized by Company shall be allocated 80% to Company and 20% to Lenders.

The Lenders have a security interest in the Company’s patent infringement claim in which the Lender has the right to the net proceeds of this lawsuit to satisfy outstanding principal and interest under the notes.

As part of the private placement of the 25% notes payable, the Company incurred debt placement fees of $34,500 in 2010. These debt placement fees have been treated as deferred finance charges and were being amortized to interest expense over two years.  The remainder of amortization $13,625 was recorded the years ended December 31, 2012.

In December 2012, 250,000 of these notes payable and accrued interest of $122,397 were converted into 8,219,911 shares of the Company’s common stock. In March 2013, the remaining $150,000 of the notes payable and accrued interest of $70,000 were converted into 3,000,000 shares of the Company’s common stock. Accrued interest of $13,895 was paid in cash.

NOTE 8 - NOTES PAYABLE (Continued)

Notes payable consists of the following as of December 31:

	December 31, 2013	December 31, 2012

Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$330,000	$561,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at extended maturity date in September 2015	---	150,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000

Notes payable, interest at 25% per annum; principal and interest due September 2013	---	150,000

Less: Debt discount	----	(13,632)
	380,000	897,368
Less: Current portion	50,000	200,000
Long-term portion	$330,000	$697,368

At December 31, 2013 and 2012 accrued interest on notes payable was $317,344 and $394,281, respectively.

Aggregate Maturities of Long-term Debt
Aggregate maturities of the senior secured convertible notes, convertible notes and notes payable over the next five years are as follows:

              2014                   $    50,000
              2015                       330,249
              2016                                  -
              2017                                  -
              2018                                  -

NOTE 9 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Services Agreement, a Technology and Services Agreement with Zaah Technologies, Inc. (“Zaah”)., a Patent and Technology License Agreement, and an Asset Purchase Agreement (collectively the “Agreements”). Included in these Agreements were Warrants to purchase shares of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2013, the fair value of the warrant liability was $3.7 million.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $1 million at January 31, 2013 and $800,000 at December 31, 2013. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million.

Because the Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability at December 31, 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market of $2,995,791 at January 31, 2013. Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2013, the fair value of the warrants was $2,300,000.

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

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$800,000	$ ---	$800,000
Derivative liability related to fair value of warrants	-	-	6,000,000	6,000,000
Total	$-	$800,000	$6,000,000	$6,800,000

December 31, 2012	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$-	$-	$-
Derivative liability related to fair value of warrants	-	-	2,400,000	2,400,000
Total	$-	$-	$2,400,000	$2,400,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total

Balance at January 1, 2013	$2,400,000
Derivative liabilities resulting from Subscription Agreement	2,998,027
Change in fair value of derivative liabilities	601,973

Balance at December 31, 2013	$6,000,000

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

As of December 31, 2013, the beneficial conversion feature of the preferred stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The preferred stock shares are convertible into shares of the Company’s common stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.07
Series A Preferred Stock Conversion Price	$0.03
Intrinsic value of conversion option per share	$0.04

The Company has no assets that are measured at fair value on a recurring basis.  There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2013.

As of December 31, 2013 and December 31, 2012, the Company’s outstanding warrants are treated as derivative liabilities and changes in the fair value were recognized in earnings.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

December 31, 2013
Annual Dividend Yield	0.0%
Expected Life (Years)	4.00 – 4.08
Risk-Free Interest Rate	1.39%
Expected Volatility	267.3%

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

NOTE 12 – STOCKHOLDERS’ EQUITY

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

In October 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.  As of December 31, 2012, the Company sold 15,000,000 units that raised $750,000 for the Company.

On November 13, 2012, an employee and consultant exercised options to purchase in the aggregate 10,490,996 shares of the Company’s common stock at an exercise price of $.00125 per share that raised $13,114 for the Company.

On November 21, 2012, the Company issued 1,000,000 shares of the Company’s common stock, valued at $46,500 to a board member for services to the Company.

On December 5, 2012, the Company issued 12,923,622 shares of the Company’s common stock, valued at $581,564, for the retirement of two notes payable totaling $450,000 and accrued interest of $131,564.

On December 20, 2012, an investor exercised warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share that raised $50,000 for the Company.

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

On February 1, 2013, an investor exercised a warrant to purchase 1,000,000 shares of the Company’s common stock that raised $10,000 for the Company.

In February and March 2013, four investors exercised options to purchase 3,335,000 shares of the Company’s common stock that raised $17,919 for the Company.

NOTE 13 – STOCK OPTIONS AND WARRANTS

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

During 2013, Our Board of Directors adopted a new comprehensive incentive compensation plan which will serve as the successor incentive compensation plan to the earlier plan, and provide the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. Our Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan but not subject to previously exercised, vested or paid grants, for issuance under the 2013 Plan.

As of December 31, 2013, there are 18,425,996 options that have been issued, and 19,574,004 options that are available to be issued under the Plan.

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

On November 21, 2012, the Company issued options to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the Chief Executive Officer and the Chief Operating Officer. The fair value of options issued was $89,538 and was expensed immediately.

On November 21, 2012, the Company issued options to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the five members of the Board of Directors. The fair value of options issued was $447,689 of which $223,844 was expensed immediately and the remainder will be expensed over one year with one month expense of $18,564 being expensed in 2012.  The remaining balance of $199,313 was expensed during 2013.

All of the options issued on November 21, 2012 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 131%, risk-free interest rate of 1.7% and expected option life of ten years.

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board of Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the Vice Chairman 19,000,000 options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700 that was expensed immediately.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the President and Chief Executive Officer 19,000,000 options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700 that was expensed immediately.

On January 22, 2013, the Company issued options to an employee to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 in one year and 500,000 in two years The Company used the Black- Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms.   The total expense for the year ended December 31, 2013 was $71,967.

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

On March 13, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a member of the Board of Directors. The options vest 50% immediately and 50% on March 13, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year.  The total expense for the year ended December 31, 2013 was $396,569.

On May 4, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the a member of the Board of Directors. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year.  The total expense for the year ended December 31, 2013 was $381,864.

On September 30, 2013, the Company issued an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.15, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life ranging from 10 years.  The fair value of the option issued was $99,840.  The total expense for the year ended December 31, 2013 was $18,903.

On December 2, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise price of $.15, with a term of ten years, to the Company’s Chief Financial Officer.  The options vest 50% after the first year and 50% at the end of 24 months.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 266.1%, risk-free interest rate of 2.64% and expected option life of 10 years.  The fair value of the option issued was $79,994, which will be expensed over the vesting term.  The total expense for the year ended December 31, 2013 was $15,123.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2011:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	15,585,996	$0.00125 to $0.20	$0.01

Granted	72,422,221	0.05 to 0.10	0.08
Transferred to employee options	(200,000)	(0.05)	-
Exercised	(5,000,996)	0.00125	-
Expired	-	-	-

Outstanding, December 31, 2012	82,807,221	0.00125 to 0.20	0

Granted	38,144,444	0.10 to 0.15	0.03
Exercised	(9,435,000)	0.00125 - 0.07	-
Expired	-	-	-

Outstanding, December 31, 2013	111,516,665	$0.01 to $.20	$0.10

Exercisable, December 2013	111,516,665	$0.01 to $.20	$0.10

Weighted Average Remaining Life,
Exercisable, December 31, 2013 (years)	7.0

A summary of incentive stock option transactions for employees since December 31, 2011 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	6,390,000	$0.00125	$0.00125

Granted	15,000,000	0.05 - 0.15	0.06
Transferred from non-employee options	200,000	0.05	-
Exercised	(5,823,333)	0.00125 - 0.15	-
Expired/Returned	-	-	-

Outstanding, December 31, 2012	15,766,667	0.00125 to 0.10	0.06

Granted	45,500,000	0.05 - 0.15	0.04
Exercised	(900,000)	0.00125	-
Expired/Returned	(500,000)	0.05	-

Outstanding, December 31, 2013	59,866,667	$0.05 to $0.15	$0.05

Exercisable, December 31, 2013	50,116,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life,
Exercisable, December 31, 2013 (years)	9.6

NOTE 14 - OPERATING LEASES

For the year ended December 31, 2013 and 2012, total rent expense under leases amounted to $59,272 and $0, respectively, and is included in general and administrative expense. At December 31, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$71,766
2015	74,637
2016	31,605
$178,008

NOTE 15 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2013, the company converted outstanding debt owed to shareholders into 25,974,697 shares of common stock  (See Notes 6,7,8).

At December 31, 2013 and 2012, five shareholders of the Company held $330,249 and $512,249 of the senior secured convertible notes payable.

One shareholder held $140,000 of convertible notes payable as of December 31, 2012, that was satisfied by December 31, 2013.

At December 31, 2012 two shareholders of the Company held $561,000 of unsecured notes payable that was satisfied by December 31, 2013.

At December 31, 2013, five shareholders of the Company were owed accrued interest of $300,676 related to the senior secured convertible notes payable.

The Company maintained its office at the home of its Chief Executive Officer in 2012. No formal lease agreement existed and no direct rent expense has been incurred. However, related occupancy costs of $32,414 were incurred during the year ended December 31, 2012.

At December 31, 2011, accrued and unpaid salary for the Chief Executive Officer was $208,514.  As of December 31, 2012, the Chief Executive Officer has forgiven any unpaid accrued and unpaid salary.

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

-27-