Form 10-Q
period 2014-03-31
LASERLOCK TECHNOLOGIES INC
filed 2014-05-20
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31927

LASERLOCK TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3112 M St NW, Washington, DC	20007
(Address of Principal Executive Offices)	(Zip Code)

(202) 400-3700
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 299,129,630 shares of common stock outstanding at May 8, 2014.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$579,341	$1,285,973
Accounts receivable, net of allowance of $0 at March 31, 2014 and December 31, 2013	3,573	3,573
Inventory	34,271	34,271
Prepaid expenses	186,841	189,474

TOTAL CURRENT ASSETS	804,026	1,513,291

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $109,265 and $91,952 as of March 31, 2014 and December 31, 2013	126,761	144,074

OTHER ASSETS
Deposits	37,197	37,197
Patents and trademarks, net of accumulated amortization of $108,670 and $105,393 as of March 31, 2014 and December 31, 2013	117,418	120,695
TOTAL ASSETS	$1,085,402	$1,815,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$230,777	$316,785
Accrued interest - related party	17,666	16,667
Notes payable	50,000	50,000
TOTAL CURRENT LIABILITIES	298,443	383,452

LONG-TERM LIABILITIES
Warrant liability	7,334,000	6,000,000
Embedded derivative liability	1,100,000	800,000
Accrued interest - related parties	310,584	300,677
Senior secured convertible notes payable - related parties	330,249	330,249

TOTAL LONG-TERM LIABILITIES	9,074,833	7,430,926

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of March 31, 2014 and December 31, 2013	633,333	633,333

Common stock, $ .001 par value; 675,000,000 shares authorized; 328,925,532 shares issued and 299,129,630 outstanding at March 31, 2014 and 319,862,042 shares issued and 290,066,139 outstanding at December 31, 2013	328,925	319,862

Additional paid in capital	24,070,875	22,938,983

Treasury stock, at cost (29,795,903 shares at March 31, 2014 and December 31, 2013)	(113,389)	(113,389)

Deficit accumulated during the development stage	(33,207,618)	(29,777,910)
STOCKHOLDERS’ DEFICIT	(8,287,874)	(5,999,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,085,402	$1,815,257

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statements of Operations
For the Three Months Ended March 31 2014 and 2013
And for the Period November 10, 1999 (Date of Inception) to March 31, 2014
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2014	2013

NET REVENUES
Sales	$464,295	$-	$3,140
Royalties	645,180	-

TOTAL NET REVENUE	1,109,475	-	3,140

COST OF SALES	431,741	-	2,710

GROSS PROFIT	677,734	-	430

OPERATING EXPENSES
General and administrative	2,416,346	124,761	83,867
Legal and accounting	2,146,929	132,195	112,437
Patent costs	65,000	-	-
Payroll expenses (a)	14,004,172	1,074,680	567,500
Research and development	2,357,705	845,729	137,500
Sales and marketing	5,327,899	51,436	47,231
Total operating expenses	26,318,051	2,228,801	948,535

LOSS BEFORE OTHER INCOME (EXPENSE)	(25,640,317)	(2,228,801)	(948,105)

OTHER INCOME (EXPENSE)
Interest income	63,664	-	-
Interest expense	(2,329,164)	(10,907)	(41,241)
Loss on extinguishment of debt	(1,221,875)	-	-
Change in fair value of warrants	(1,494,209)	(890,000)	(11,921,510)
Change in fair value of embedded derivative liability	(100,000)	(300,000)	-
Fair value of warrants in excess of consideration for convertible preferred stock	(2,995,791)	-	(2,995,791)
Gain on debt forgiveness	340,352	-	-
Gain on disposition of assets	4,722	-	-
	(7,732,301)	(1,200,907)	(14,958,542)

LOSS BEFORE INCOME TAX BENEFIT	(33,372,618)	(3,429,708)	(15,906,647)

INCOME TAX BENEFIT	(165,000)	-	-

NET LOSS	(33,207,618)	(3,429,708)	(15,906,647)

Less: Deemed dividend distribution	(1,000,000)	-	(1,000,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(34,207,618)	$(3,429,708)	$(16,906,647)

NET LOSS PER COMMON SHARE
BASIC		$(0.01)	$(0.07)
DILUTED		$(0.01)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC		297,571,958	227,124,683
DILUTED		297,571,958	227,124,683

(a) - includes share based compensation of $9,360,091 cumulative, $740,954 for the three months ended March 31, 2014 and $332,599 for the three months ended March 31, 2013

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014
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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014

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

LaserLock Technologies, Inc. and Subsidiary
 (A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014

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

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014

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

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period November 10, 1999 (Date of Inception) to March 31, 2014

	Convertible							Deficit
	Preferred		Common					Accumulated
	Stock		Stock		Deferred	Additional		During the
	Number of		Number of		Consulting	Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Fees	Capital	Stock	Stage	Total

Issuance of shares of preferred stock	33,333,333	1,000,000	-	-	-	-	-	-	1,000,000
Conversion of shares of preferred stock to common stock	(12,222,222)	(366,667)	12,222,222	12,222	-	354,445	-	-	-
Issuance of shares of common stock	-	-	4,811,111	4,811	-	230,189	-	-	235,000
Shares issued for conversion of notes payable and accrued interest	-	-	18,275,000	18,275	-	1,871,725	-	-	1,890,000
Exercise of options	-	-	3,335,000	3,335	-	14,584	-	-	17,919
Exercise of warrants	-	-	1,000,000	1,000	-	9,000	-	-	10,000
Fair value of employee stock options	-	-	-	-	-	8,619,136	-	-	8,619,136
Deemed dividend distribution	-	-	-	-	-	(1,000,000)	-	-	(1,000,000)
Conversion of Notes payable		-	31,974,697	31,975		1,451,975			1,483,950
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(16,390,869)	(16,390,869)

Balance at December 31, 2013 (audited)	21,111,111	633,333	290,066,139	319,862	-	22,938,983	(113,389)	(29,777,910)	(5,999,121)

Issuance of shares of common stock for technology			6,349,206	6,349	-	393,651	-	-	400,000
Cashless exercise of options			2,714,285	2,714	-	(2,714)	-	-	0
Fair value of stock options	-	-	-	-	-	740,955	-	-	740,955
Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	-	(3,429,708)	(3,429,708)

Balance at March 31, 2014 (unaudited)	21,111,111	$633,333	299,129,630	$328,925	$-	24,070,875	$(113,389)	(33,207,618)	$(8,287,874)

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
And for the Period November 10, 1999 (Date of Inception) to March 31, 2014)
(Unaudited)

		ThreeMonths	ThreeMonths
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,207,618)	$(3,429,708)	$(15,906,647)
Adjustments to reconcile net loss to net cash used in
operating activities
Fair value of options issued in exchange for services	11,777,323	740,954	332,598
Accretion of interest on deferred finance charges	453,625	-	-
Accretion of discount on notes payable	446,954	-	1,239
Change in fair value warrant liability	1,494,209	890,000	11,921,510
Change in fair value embedded derivative liability	100,000	300,000	-
Fair value of warrants in excess of consideration for convertible preferred stock	2,995,791	-	2,995,791
Fair value of stock in excess of converted notes payable and accrued interest	1,221,875	-	-
Salary due to stockholder contributed to capital	15,000	-	-
Amortization and depreciation	632,574	20,590	6,045
Gain on disposition of assets	(4,722)	-	-
Gain on debt forgiveness	(340,352)	-	-
Stock & warrants issued in exchange for technology	1,397,760	844,000	-
Financing expenses paid directly from stock proceeds	5,270	-	-
Amortization of deferred consulting fees	40,800	-	-
(Increase) decrease in assets		-	-
Accounts receivable	(3,573)	-	(3,140)
Inventory	5,689	-	(9,872)
Prepaid expenses	213,158	2,632	137,133
Deposit	(37,197)	-	-
Increase in liabilities
Accounts payable and accrued expenses	2,258,765	(75,100)	(220,820)
Net cash used in operating activities	(10,534,669)	(706,632)	(746,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,682)	-	(7,329)
Purchase of patents and trademarks	(246,088)	-	(18,443)
Proceeds from sale of assets	6,738	-

Net cash used in investing activities	(288,032)	-	(25,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,000,000	-	1,000,000
Proceeds from issuance of common stock	5,786,447	-	235,000
Proceeds from exercise of stock options	273,401	-	17,919
Proceeds issuance of stock options	15,000	-	-
Proceeds from exercise of warrants	115,500	-	10,000
Proceeds from issuance of warrants	2,000,000	-	-
Proceeds from issuance of notes payable	2,789,000	-	-
Repayments of notes payable	(352,751)	-	-
Payment for treasury stock	(17,795)	-	-
Debt issuance costs	(62,000)	-	-
Stock issuance costs	(144,760)	-	-

Net cash provided by financing activities	11,402,042	-	1,262,919

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	579,341	(706,632)	490,984

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,285,973	2,994,350

CASH AND CASH EQUIVALENTS - END OF PERIOD	$579,341	$579,341	$3,485,334

See the accompanying notes to these consolidated financial statements.

LaserLock Technologies, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows (Continued)
For the Three Months Ended March 31, 2014 and 2013
And for the Period November 10, 1999 (Date of Inception) to March 31, 2014)
(Unaudited)

Cash paid during the year for:
Interest	$53,336	$-	$13,896

Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cashless exercise of options	$2,714	$2,714	$-
Return of shares of common stock related to
purchase price adjustment
Common stock	(1,000)	-	-
Additional paid-in capital	(353,000)	-	-

Intangible assets	$(354,000)	$-	$-

Issuance of common stock and stock options
for acquisition of subsidiary	$738,000	$-	$-

Proceeds from common stock sales applied directly
to debt and financing expenses repayment	$55,270	$-	$-

Fair value of warrants issued for deferred finance charges	$392,376	$-	$-

Fair value of stock issued for conversion of notes payable
and accrued interest	$2,985,680	$-	$262,000

Fair value of stock issued for conversion of preferred stock
to common stock	$366,667	$-	$-

Fair value of stock issued for purchase of assets	$100,000	$-	$-

Fair value of warrants issued for purchase of assets	$100,000	$-	$-

Fair value of stock issued for licensing costs	$100,000	$-	$-

Fair value of warrants issued for licensing costs	$300,000	$-	$-

Accretion of discount on preferred stock as deemed dividend distribution	$1,000,000	$-	$1,000,000

Fair value of beneficial conversion feature	$1,500,000	$-	$1,000,000

Fair value of warrants issued as debt discount	$78,043	$-	$-

Issuance of common stock for stock issuance costs	$2,100	$-	$-

Issuance of options as stock cost for treasury stock	$5,594	$-	$-

Forgiveness of debt-related party treated as additional paid in capital	$349,000	$-	$-

Conversion of warrant in lieu of cash repayment of notes payable	$60,000	$-	$-

See the accompanying notes to these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
LaserLock Technologies, Inc. and Subsidiary (the “Company”) is a development stage enterprise incorporated in the state of Nevada on November 10, 1999. The Company seeks to provide state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. The Company is based in Washington, D.C. and is publically traded on the OTC Market under the ticker symbol “LLTI”. The Company markets security technology to protect governments, health care providers, high-end retail goods, the gaming industry and branded products from counterfeiting.

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $17,313 and $312 for the three months ended March 31, 2014 and 2013, respectively.

Patents and Trademark
The Company has five issued patents, filed for three additional patents for anti-counterfeiting technology and purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents that were determined to be 17 to 20 years.

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

Derivative Instruments
The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB Accounting Standards Codification and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative if required to be bifurcated is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $27,283 and $2,303 for the three months ended March 31, 2014 and 2013, respectively and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2014 and 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements
As of March 31, 2014 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassification
Certain amounts in the 2013 and cumulative since inception statement of operations and the embedded derivative liability in the balance sheet have been reclassified in order for them to conform with the 2014 presentation.

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

The Company is in the development stage at March 31, 2014. Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three additional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three months ended March 31, 2014 and 2013, the Company capitalized patent costs of $0 and $18,443, respectively. Amortization expense for patents was $3,277 and $5,733 for the three months ended March 31, 2014 and 2013, respectively. Future estimated annual amortization over the next five years is approximately $13,100 per year for the years ended December 31, 2014 through 2018.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2014 and 2013.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2014, and there was no accrual for uncertain tax positions as of March 31, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2014 and 2013, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

As of March 31, 2014, the outstanding principal balance on these notes was $330,249.  Accrued interest at March 31, 2014 amounted to $310,584.

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

NOTE 7 - NOTES PAYABLE

During the fourth quarter of 2013, all of the $561,000 of unsecured notes payable, less $9,914 of unamortized discount, plus accrued interest of $83,715 was converted into 4,473,333 shares of common stock plus a cash repayment of $150,000.  Since this conversion was with a related party it was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

Private Placement of 25% Notes Payable
In 2010, the Company issued $400,000 in notes payable in order to finance a patent infringement lawsuit (see Note 15 - Contingencies to these consolidated financial statements). The notes payable accrue interest at 25% per annum and mature upon the earlier of September 1, 2013 or the date on which the Company receives net proceeds from the patent infringement claim. In addition to the base interest of 25% per annum, the lenders are entitled to Bonus Interest equal to the following:

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

Notes payable consists of the following:

	March 31, 2014	December 31, 2013

Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$330,000	$330,000

Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
	380,000	380,000
Less: Current portion	50,000	50,000
Long-term portion	$330,000	$330,000

At March 31, 2014 and December 31, 2013, accrued interest on notes payable was $328,251 and $317,344, respectively.  Interest expense was $10,907 and $41,241 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Services Agreement, a Technology and Services Agreement with Zaah Technologies, Inc. (“Zaah”) a Patent and Technology License Agreement, and an Asset Purchase Agreement (collectively the “Agreements”). Included in these Agreements were warrants to purchase shares of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of March 31, 2014 and December 31, 2013, the fair value of the warrant liability was $4,197,000 and $3,700,000.

On January 1, 2014 the company issued 6,349,206 warrants as consideration for technology received from VerifyMe related to the December 31, 2012 Agreement. The warrants are exercisable at $.10 per share and have an exercise price of $.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2014, the fair value of the warrant liability was $505,000.

At the time of payment, the Company made the payment, on a good faith basis, on the assumption that the technology conveyed to it would be patentable and licensable.  The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to December 31, 2012 Patent and Technology Agreement in the amount of Four Million Five Hundred Thousand Dollars ($4,500,000), to be paid by issuing (i) a number of Shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of ten cents ($0.10) per share.  Based upon the current share price of $0.07 per share, this would result in the issuance of approximately an additional 70 million shares of common stock and warrants to purchase an additional 70 million shares.

NOTE 9– CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe, Inc. (“VerifyMe”) on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock (the “Preferred Shares”) and a warrant to purchase 33,333,333 shares of the Company’s common stock for $1 million at an exercise price of $0.12 per share.

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $1 million at January 31, 2013, $800,000 at December 31, 2013 and $1.1 million at March 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market of $2,995,791 at January 31, 2013. Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791 in 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2014, and December 31, 2013 the fair value of the warrants was $2,632,000 and $2,300,000.

The Preferred Stock has a preference in liquidation that the holders of the Preferred Stock are to be paid out of assets available for distribution prior to holders of common stock. The Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock can be converted. In addition, the Preferred Stockholders are to be paid dividends, based on the number of shares of Preferred Stock as if the shares had been converted to common shares, prior to the common stockholders receiving a dividend.

The conversion price of the shares of Preferred Stock is currently $0.03 per share. There are no arrearages on cumulative dividends.

In August 2013, VerifyMe elected to convert in a cashless transaction an equal number of shares of Preferred Stock valued at $366,667 to 12,222,222 shares of common stock.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$1,100,000	$--	$1,100,000
Derivative liability related to fair value of warrants	-	-	7,334,000	7,334,000
Total	$-	$1,100,000	$7,334,000	$8,434,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:
Total

Balance at January 1, 2014	$6,000,000
Additional Warrants issued January 2014	444,000
Change in fair value of derivative liabilities	890,000

Balance at March 31, 2014	$7,334,000

As of March 31, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The Preferred Stock shares are convertible into shares of the Company’s common stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.08
Series A Preferred Stock Conversion Price	$0.03
Intrinsic value of conversion option per share	$0.05

The Company has no assets that are measured at fair value on a recurring basis.  There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2014.

As of March 31, 2014 the Company’s outstanding warrants are treated as derivative liabilities and changes in the fair value were recognized in earnings.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:
March 31, 2014
Annual Dividend Yield	0.0%
Expected Life (Years)	3.75 – 3.84
Risk-Free Interest Rate	1.67%
Expected Volatility	250.9%

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

On January 1, 2014, per the Patatent and Technology agreement the company issued 6,349,206 shares of common stock to VerifyMe. The shares were in payment for technology received. Per the Agreement, payment of $400,000 worth of the Company’s common stock was to be paid at a 10% discount to the market at time of payment. The closing price was $.07 per share discounted 10% to $.063. The $400,000 payment divided by the $.063 per share resulted in 6,349,206 shares to be issued. The entire $400,000 payment was expensed to research and development.

At the time of payment, the Company made the payment, on a good faith basis, on the assumption that the technology conveyed to it would be patentable and licensable.  The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to December 31, 2012 Patent and Technology Agreement in the amount of Four Million Five Hundred Thousand Dollars ($4,500,000), to be paid by issuing (i) a number of Shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of ten cents ($0.10) per share.  Based upon the current share price of $0.07 per share, this would result in the issuance of approximately an additional 70 million shares of common stock and warrants to purchase an additional 70 million shares.

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

During 2013, our Board adopted a new comprehensive incentive compensation plan which will serve as the successor incentive compensation plan to the earlier plan, and provide the Company with an omnibus plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for selected individuals in our employ or service. Our Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan but not subject to previously exercised, vested or paid grants, for issuance under the 2013 Plan.

As of March 31, 2014, there are 24,425,996 options that have been issued, and 13,574,004 options that are available to be issued under the Plan.

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

FASB ASC 718-10-55, Staff Accounting Bulletin No. 107 (SAB 107) and Staff Accounting Bulletin No. 110 (SAB 110), regarding Share-Based Payments, express the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of ‘plain vanilla’ share options and allows usage of the simplified method for share option grants.  The guidance allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of plain vanilla share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company has adopted the simplified method for estimating the expected term of share option grants because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.   The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The assumption used in calculating the fair value represents management’s best estimates and involve inherent uncertainties and judgment.

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

On November 21, 2012, the Company issued options to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the five members of the Board of Directors. The fair value of options issued was $447,689 of which $223,844 was expensed immediately and the remainder was expensed over 2013.   Expense for the three months ended March 31, 2013 was $55,194.

All of the options issued on November 21, 2012 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 131%, risk-free interest rate of 1.7% and expected option life of ten years.

On January 22, 2013, the Company issued options to an employee to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 in one year and 500,000 in two years The Company used the Black- Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms.   The total expense for the three months ended March 31, 2014 and 2013 was $7,669, and $34,305, respectively.

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years. The options vest as follows: 200,000 in one year, 200,000 in two years and 100,000 in three years. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998. The total expense recognized for the three months ended March 31, 2013, was $5,000.  The options were cancelled during the three months ended June 30, 2013. The total expense recognized of $5,000 was reversed upon cancellation of the options.

On March 13, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to a member of the Board of Directors. The options vest 50% immediately and 50% on March 13, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year.  The total expense for the three months ended March 31, 2014 and 2013 was $43,394 and $230,830, respectively.

On May 4, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to the a member of the Board of Directors. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year.  The total expense for the three months ended March 31, 2014 was $56,712.

On September 30, 2013, the Company issued an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.15, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life ranging from 10 years.  The fair value of the option issued was $99,840.  The total expense for the three months ended March 31, 2014 was $18,492.

On December 2, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise price of $.15, with a term of ten years, to the Company’s Chief Financial Officer.  The options vest 50% after the first year and 50% at the end of 24 months.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 266.1%, risk-free interest rate of 2.64% and expected option life of 10 years.  The fair value of the option issued was $79,994, which will be expensed over the vesting term.  The total expense for the three months ended March 31, 2014 was $14,794.

On March 28, 2014, the Company issued options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $.05, with a term of ten years, to one of the Board of Directors. The fair value of options issued was $599,893 of which all was expensed immediately.

All of the options issued on March 28, 2014 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 229%, risk-free interest rate of 2.73% and expected option life of ten years.

On February 7, 2014, 6,000,000 options of the company were exercised as part of a cashless exercise of options.   Based on a stock price of $.07 per share and an exercise price of $.05 per share 6,000,000 options were received and 1,714,285 shares of stock were issued.

On February 25, 2014, 6,000,000 options of the company were exercised by the Company’s Chief Executive Officer as part of a cashless exercise of options.   Based on a stock price of $.06 per share and an exercise price of $.05 per share 6,000,000 options were received and 1,000,000 shares of stock were issued.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2012:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2012	82,807,221	$0.00125 to $0.20	$0.01

Granted	38,144,444	0.10 to 0.15	0.03
Exercised	(9,435,000)	0.00125 - 0.07	-
Expired	-	-	-

Outstanding, December 31, 2013	111,516,665	0.00125 to 0.20	0

Granted	6,349,209	0.10	0.01
Exercised			-
Expired	(700,000)	.07 -.20	-

Outstanding, March 31, 2014	117,165,874	$0.01 to $.20	$0.10

Exercisable, March 31, 2014	117,165,874	$0.01 to $.20	$0.10

Weighted Average Remaining Life,
Exercisable, March 31, 2014 (years)	6.5

A summary of incentive stock option transactions for employees since December 31, 2012 is as follows:
			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2012	15,766,667	0.00125 to 0.10	$0.06000

Granted	45,500,000	0.05 - 0.15	0.04
Exercised	(900,000)	0.00125 - 0.15	-
Expired/Returned	(500,000)	-	-

Outstanding, December 31, 2013	59,866,667	.05 to .15	0.05

Granted	6,000,000.05		.01
Exercised	(12,000,000)	.05	.01
Expired/Returned	-	-	-

Outstanding, March 31, 2014	53,866,667	$0.05 to $0.15	$0.05

Exercisable, March 31, 2014	45,366,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life,
Exercisable, March 31, 2014 (years)	9.3

NOTE 13 - OPERATING LEASES

For the three months ended March 31, 2014 and 2013, total rent expense under leases amounted to $17,727 and $0, respectively, and is included in general and administrative expense. At March 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$54,234
2015	74,637
2016	31,605
$160,476

NOTE 14 – RELATED PARTY TRANSACTIONS

At March 31, 2014, five shareholders of the Company held $330,249 of the senior secured convertible notes payable.

At March 31, 2014, five shareholders of the Company were owed accrued interest of $328,251 related to the senior secured convertible notes payable.

NOTE 15 – CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has developed agreements with each of the note holders, with the exception of one holder that maintains a $50,000 note, to exchange their debt for an equity position. The Company expects to eliminate all of the current debt with the exception of the $50,000 note during the second quarter of 2014. The Company expects to exchange $330,249 of debt plus $307,281 of accrued interest for 12,750,619 shares of common stock.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

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

We have five issued patents and submitted three additional applications relating to our technology. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following discussion analyzes our results of operations for the three months ended March 31, 2014 and 2013. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2014 and 2013

Net Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended March 31, 2014 and 2013, we generated net revenues of $0 and $3,140 respectively.  Our net loss decreased $12,476,939 to $3,429,708 for the three months ended March 31, 2014 compared to $15,906,647 for the three months ended March 31, 2013.  The result of the decrease in expenses was primarily due to the fair value adjustments to the warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The increase in the fair value of these liabilities as of March 31, 2014 was not as much as the increase on March 31, 2013 and thus the associated expense was not as high.

Cost of Sales

For the three months ended March 31, 2014 and 2013, we incurred costs of sales of $0 and $2,710, respectively.

General and Administrative Expenses

General and administrative expenses increased $40,894 to $124,761 for the three months ended March 31, 2014 from $83,867 for the three months ended March 31, 2013.  The increase was primarily attributable to results from the hiring of employees and the opening of an office in Washington D.C.

Legal and Accounting

Legal and accounting fees increased $19,758 to $132,195 for the three months ended March 31, 2014 from $112,437 for the three months ended March 31, 2013.   The increase in legal and accounting fees in 2014 was primarily related to legal fees associated with business development contracts underway during the first quarter of 2014.

Payroll Expenses

Payroll expenses were $1,074,680 for the three months ended March 31, 2014, an increase of $507,180 from $567,500 for the three months ended March 31, 2013.  The increase resulted primarily from an issuance of 6,000,000 warrant to a board member during the three months ended March 31, 2014.

Research and Development

Research and development expenses were $845,729 and $137,500, respectively, for the three months ended March 31, 2014 and 2013, an increase of $708,229.  The increase in research and development expenses was due to primarily to warrants and shares of stock issued in the quarter ended March 31, 2014 related to the patent and technology service agreement entered into on December 31, 2012.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2014 were $51,436 as compared to $47,321 for the three months ended March 31, 2013, a decrease of $4,115.   The expenses consisted largely of expenses for marketing new and existing technology.

Interest Expense

During the three months ended March 31, 2014, the Company incurred interest expense of $10,907, as compared to $41,241 for the three months ended March 31, 2013, a decrease of $30,334. The decrease in interest expense directly correlates to the notes payable that have been converted into common stock during 2013.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $461,322.

Net cash used in operating activities for the three months ended March 31, 2014 decreased to $706,632 from $746,163 for the three months ended March 31, 2013 a decrease of $39,531. The net cash used in operating activities is expected to remain at the current level until revenue is generated as the Company looks to market and develop its new and existing line of products.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $25,772 for the three months ended March 31, 2013.

Net cash provided by financing activities was $0 and $1,262,919 for the three months ended March 31, 2014 and 2013.  The net cash provided by financing activities for the three months ended March 31, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options.

The Company is in the development stage. During the three months ended March 31, 2014 and 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

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

Our existing cash resources will not be sufficient to sustain our operations during the next twelve months, and we may need to raise additional funds.  We intend to raise such financing through private placements and/or the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Derivative Instruments
The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB Accounting Standards Codification and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative if required to be bifurcated is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LASERLOCK TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ Neil Alpert
Neil Alpert Chief Executive Officer

-36-