Form 10-Q
period 2014-06-30
LASERLOCK TECHNOLOGIES INC
filed 2014-08-19
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31927

LASERLOCK TECHNOLOGIES INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,578,149 shares of common stock outstanding at August 19, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies Inc.

LaserLock Technologies Inc.
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,770	$1,285,973
Accounts receivable, net of allowance of $0 at June 30, 2014 and December 31, 2013	58,721	3,573
Inventory	84,283	34,271
Prepaid expenses	184,210	189,474

TOTAL CURRENT ASSETS	434,984	1,513,291

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $126,579 and $91,952 as of June 30, 2014 and December 31, 2013	109,448	144,074

OTHER ASSETS
Deposits	37,197	37,197
Patents and trademarks, net of accumulated amortization of $111,948 and $105,393 as of June 30, 2014 and December 31, 2013	114,141	120,695
TOTAL ASSETS	$695,770	$1,815,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$409,439	$316,784
Accrued interest - related party	19,763	16,668
Embedded derivative liability	200,000	800,000
Notes payable - net of accumulated discount of $26,617 as of June 30, 2014	273,383	50,000
TOTAL CURRENT LIABILITIES	902,585	1,183,452

LONG-TERM LIABILITIES
Warrant liability	3,641,650	6,000,000
Accrued interest - related parties	105,665	300,677
Senior secured convertible notes payable - related parties	114,000	330,249

TOTAL LONG-TERM LIABILITIES	3,861,315	6,630,926

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of June 30, 2014 and December 31, 2013	633,333	633,333

Common stock, $ .001 par value; 675,000,000 shares authorized; 337,374,052 shares issued and 307,578,149 outstanding at June 30, 2014 and 319,862,042 shares issued and 290,066,139 outstanding at December 31, 2013	337,374	319,862

Additional paid in capital	24,630,326	22,938,983

Treasury stock, at cost (29,795,903 shares at June 30, 2014 and December 31, 2013)	(113,389)	(113,389)

Accumulated deficit	(29,555,774)	(29,777,910)
STOCKHOLDERS’ DEFICIT	(4,068,130)	(5,999,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$695,770	$1,815,257

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

NET REVENUES
Sales	$65,148	$-	$65,148	$3,140
Royalties	-	-	-	-

TOTAL NET REVENUE	65,148	-	65,148	3,140

COST OF SALES	54,440	-	54,440	2,710

GROSS PROFIT	10,708	-	10,708	430

OPERATING EXPENSES
General and administrative	180,820	170,699	305,581	231,859
Legal and accounting	178,302	55,651	310,497	177,580
Patent costs	-	-	-	-
Payroll expenses (a)	427,178	8,204,468	1,501,858	8,952,497
Research and development (b)	30,120	162,819	875,849	137,424
Sales and marketing	73,895	52,197	125,331	95,006
Total operating expenses	890,315	8,645,834	3,119,116	9,594,366

LOSS BEFORE OTHER INCOME (EXPENSE)	(879,607)	(8,645,834)	(3,108,408)	(9,593,936)

OTHER INCOME (EXPENSE)
Interest income	-	1	-	1
Interest expense	(13,121)	(32,978)	(24,028)	(74,219)
Loss on extinguishment of debt	(82,000)	(1,221,875)	(82,000)	(1,221,875)
Change in fair value of warrants	3,726,572	(858,864)	2,836,572	(12,780,374)
Change in fair value of embedded derivative liability	900,000	-	600,000	-
Fair value of warrants in excess of consideration	-	-
for convertible preferred stock	-	-	-	(2,995,791)
	4,531,451	(2,113,716)	3,330,544	(17,072,258)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,651,844	(10,759,550)	222,136	(26,666,194)

INCOME TAX BENEFIT	-	-	-	-

NET INCOME (LOSS)	3,651,844	(10,759,550)	222,136	(26,666,194)

Less: Deemed dividend distribution	-	-	-	(1,000,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$3,651,844	$(10,759,550)	$222,136	$(27,666,194)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$(0.04)	$0.00	$(0.11)
DILUTED	$0.01	$(0.04)	$0.00	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	302,039,675	240,935,887	299,856,170	233,374,035
DILUTED	323,600,786	240,935,887	321,417,281	233,374,035

(a)	Includes share based compensation of $61,312 and $802,267 for the three and six months ended June 30, 2014 and $7,939,629 and $8,272,227 for the three and six months ended June 30, 2013.
(b)	Includes share based compensation of $400,000 for the six months ended June 30, 2014 related to the Patent and Technology License Agreement.

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2014

	Convertible Preferred Stock		Common Stock		Deferred	Additional		Deficit Accumulated During the
	Number of Shares	Amount	Number of Shares	Amount	Consulting Fees	Paid-In Capital	Treasury Stock	Development Stage	Total

Balance at December 31, 2013 (audited)	21,111,111	$633,333	290,066,139	$319,862	-	22,938,983	$(113,389)	(29,777,910)	$(5,999,121)

Issuance of shares of common stock for services			6,349,206	6,349	-	393,651	-	-	400,000
Cashless exercise of options			2,714,285	2,714	-	(2,714)	-	-	-
Fair value of employee stock options	-	-	-	-	-	802,267	-	-	802,267
Issuance of common stock for settlement of debt			8,448,519	8,449		498,139			506,588
Net Income for the six months ended June 30, 2014	-	-	-	-	-	-	-	222,136	222,136

Balance at June 30, 2014 (unaudited)	21,111,111	$633,333	307,578,149	$337,374	$-	24,630,326	$(113,389)	(29,555,774)	$(4,068,130)

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$222,136	$(26,666,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of options issued in exchange for services	802,267	8,272,227
Accretion of discount on notes payable	-	2,478
Change in fair value warrant liability	(2,836,572)	12,780,374
Change in fair value embedded derivative liability	(600,000)	-
Fair value of warrants in excess of consideration for convertible preferred stock	-	2,995,791
Fair value of stock in excess of converted notes payable and accrued interest	82,000	1,221,875
Amortization and depreciation	41,180	40,749
Stock & warrants issued in exchange for services	844,000	-
(Increase) decrease in assets
Accounts receivable	(55,148)	(3,140)
Inventory	(50,013)	(19,454)
Prepaid expenses	5,263	280,263
Deposit	-	(37,197)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	116,684	(220,674)
Net cash used in operating activities	(1,428,203)	(1,352,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,573)
Purchase of patents and trademarks	-	(21,954)

Net cash used in investing activities	-	(32,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	1,000,000
Proceeds from issuance of common stock	-	235,000
Proceeds from exercise of stock options	-	17,919
Proceeds from exercise of warrants	-	10,000
Proceeds from issuance of notes payable	250,000	-

Net cash provided by financing activities	250,000	1,262,919

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,178,203)	(122,510)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,285,973	2,994,350

CASH AND CASH EQUIVALENTS - END OF PERIOD	$107,770	$2,871,840

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$-	$13,896

Income taxes	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$424,588	$668,125

Accretion of discount on preferred stock as deemed dividend distribution	$-	$1,000,000

Fair value of beneficial conversion feature	$-	$1,000,000

Fair value of warrants issued as debt discount	$34,222	$-

See the accompanying notes to these condensed consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

LaserLock Technologies Inc., together with its wholly-owned subsidiary, LL Security Products, Inc., is referred to as the “Company.” LaserLock Technologies Inc. was incorporated in the State of Nevada on November 10, 1999.  The Company is based in Washington, D.C. And is publicly traded on the OTC Market under the ticker symbol “LLTI”.  A high-tech solutions company in the field of authenticating people and products, LaserLock offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

The Company invests in developing new proprietary color shifting inks that it believes will allow it to penetrate broader markets and result in increased revenues. The Company refines its technologies and their applications, and now has what it believes to be one of the most cost effective and efficient authentication technologies available. Its most recent technology takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in numerous potential new applications ranging from credit cards to drivers licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The Company’s digital solution is a multi-platform (iOS and Android) strong authentication solution that integrates biometrics and geo-location tagging. The solution completely eliminates passwords and the inherently weak security they provide. The solution also removes the user complexity associated with having to manage many complex passwords. The solution can be delivered either as a high availability cloud service, managed by LaserLock, or as licensed software product for operation on the client’s premises.

The solution integrates three independent authentication factors – something you have (for instance a smartphone), something you know (for instance a color gesture swipe) and something you are (for instance your facial geometry) - into a simple, fast, intuitive solution. The system can also accurately determine the precise location of the individual using a variety of mechanisms including GPS, cell tower triangulation, IP or WIFI address. Because the solution incorporates biometrics it completely eliminates the possibility that users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for a end-user to refute having been part of a transaction.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principle of Consolidation
The accompanying condensed consolidated financial statements include the accounts of LaserLock Technologies Inc. and its wholly-owned subsidiary, LL Security Products, Inc. All inter-company transactions have been eliminated in consolidation.

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

Comprehensive Income
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that involves disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $17,313 and $34,627 for the three and six months ended June 30, 2014 and $33,900 and $34,212 for the three and six months ended June 30, 2013.

Patents and Trademark
The Company has five issued patents, filed for three provisional patents for anti-counterfeiting technology and purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents that were determined to be17 to 20 years.

Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Deferred Financing Costs
Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by ASC 470-50 “Debt – Modification and Extinguishments.”

 Convertible Notes Payable
Convertible notes payable, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature (BCF) as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Derivative Instruments
The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative if required to be bifurcated is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Stock-based Payments
The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $25,955 and $53,238 for the three and six months ended June 30, 2014 and $3,453 and $5,756 for the three and six months ended June 30, 2013, and are included in sales and marketing expenses.

Research and Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Basic and Diluted Net Income per Share of Common Stock
Basic net income per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted net income per common share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e. the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents, which were excluded from the calculation of number of dilutive common stock equivalents, amounted to 171,582,538 shares for the three and six months ended June 30, 2014, respectively. Because the Company reported a net loss for the three and six months ended June 30, 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Numerator
Net income	$3,651,844	$222,136

Denominator
Basic: Weighted-average common shares outstanding during the period	302,039,675	299,856,170
Add: dilutive effect of warrants	450,000	450,000
dilutive effect of conversion of preferred stock	21,111,111	21,111,111
Diluted	323,600,786	321,417,281

Net Income Per Share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

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

Recently Adopted Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development State Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification, thereby removing the financial reporting distinction that previously required development stage entities to (1) present inception-to-date information in the statements of income, cash flow, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principle operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption entities will no longer present or disclose any information required by Topic 915.

The Company adopted the amendment retrospectively for the interim period ending June 30, 2014.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2013 statement of operations have been classified in order for them to conform with the 2014 presentation.

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

The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.

On June 5, 2014 the Company entered into an exclusive agreement with Merriman Capital, Inc. to raise up to but no more than $5 million in additional capital for the Company. Prior to that, on May 23, VerifyMe, Inc. waived its non-dilution rights as they relate to parameters of the raise based on the Company’s revised budget.

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

NOTE 3 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three additional provisional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three and six months ended June 30, 2014, the Company capitalized $0 of patent cost and during the three and six months ended June 30, 2013, the Company capitalized patent costs of $3,511 and $21,594, respectively, . Amortization expense for patents was $3,277 and $6,554 for the three and six months ended June 30, 2014 and $3,262 and $6,495 for the three and six months ended June 30, 2013, respectively. Future estimated annual amortization over the next five years is approximately $13,100 per year for the years ended December 31, 2014 through 2018.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2014 and 2013.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2014, and there was no accrual for uncertain tax positions as of June 30, 2014. Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

The Company has income for the three and six months ended June 30, 2014; however, due to tax adjustments, the Company has a net loss for tax purposes. There is no income tax benefit for the three and six months ended June 30, 2014 and 2013 since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE –RELATED PARTIES

During the second quarter of 2014, $216,249 of principal of the Company’s outstanding senior convertible notes plus accrued interest of $208,339, were converted into 8,448,519 shares of common stock. The excess of the fair value of the Company’s common stock over the value of the notes payable and accrued interest, $82,000, was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50.

As of June 30, 2014, the outstanding principal balance on these notes was $114,000. Accrued interest at June 30, 2014 amounted to $105,665.

If an equity financing with total proceeds of more than $5,000,000 occurs while any of these notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into common shares at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized if the triggering event occurs and the contingency is resolved.

NOTE 6 - NOTES PAYABLE

On June 10, 2014, the Company issued a note payable for $250,000 which included warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at 39,650, using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and six months ended June 30, 2014, $7,605 was accreted through interest expense. The note and accrued interest at 8% per annum are due in full on September 11, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 30,2014, the fair value of the warrant liability was $39,650 and the note payable balance was $223,383, net of $26,617 discount.

The notes payable balance as of June 30, 2014 also included a Series A note payable in the amount of $50,000 with interest of 8% per annum. This note and accrued interest matured in October 2011 and is past due. Accrued interest associated with this note was $18,667 as of June 30, 2014.

NOTE 7 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement with VerifyMe, and on the same date entered into a Technology and Service Agreement with Zaah Technologies, Inc. (collectively with the VerifyMe agreements, the “Agreements”). Contemplated by those Agreements were warrants issuances by the Company for the purchase of the Company’s common stock.

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2014 and December 31, 2013, the fair value of the warrant liability was $2,061,000 and $3,700,000.

On January 1, 2014 the Company issued 6,349,206 warrants as consideration for technology received from VerifyMe related to the December 31, 2012 Agreement. The warrants have an exercise price of $.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2014, the fair value of the warrant liability was $253,000.

The Company made the payment of warrants to VerifyMe on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable. The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received from VerifyMe is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of common shares equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of $0.10 per share. Based upon the current share price of $0.07 per share, this would result in the issuance of approximately an additional 70 million shares of common stock and warrants to purchase an additional 70 million shares.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VerifyMe subscribed to purchase 33,333,333 shares of the Company’s preferred stock (the “Preferred Stock”) and a warrant to purchase 33,333,333 shares of the Company’s common stock at an exercise price of $0.12 per share, for $1 million.

At any time before January 31, 2015, VerifyMe has the right, but not the obligation, to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by VerifyMe in exchange for the price originally paid by VerifyMe therefor upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurrence of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share.

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and was valued at $1 million at January 31, 2013.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $1 million at January 31, 2013, $800,000 at December 31, 2013 and $200,000 at June 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market of $2,995,791 at January 31, 2013. Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791 in 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2014 and December 31, 2013, the fair value of the warrants was $1,288,000 and $2,300,000, respectively.

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

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$200,000	$--	$200,000
Derivative liability related to fair value of warrants	-	-	3,641,650	3,641,650
Total	$-	$200,000	$3,641,650	$3,841,650

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total

Balance at January 1, 2014	$6,000,000
Additional Warrants issued January 2014	444,000
Additional Warrants issued June 2014	34,222
Change in fair value of derivative liabilities	(2,836,572)

Balance at June 30, 2014	$3,641,650

As of June 30, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings. The Preferred Stock shares are convertible into shares of the Company’s common stock, which did traded in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.04
Series A Preferred Stock Conversion Price	$0.03
Intrinsic value of conversion option per share	$0.01

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2014.

As of June 30, 2014, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

June 30, 2014
Annual Dividend Yield	0.0%
Expected Life (Years)	3.5 – 4.51
Risk-Free Interest Rate	1.67%
Expected Volatility	237.8% -244.3%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

NOTE 10 – STOCKHOLDERS’ EQUITY

On January 1, 2014, under the terms of the Patent and Technology License Agreement, the Company issued 6,349,206 shares of common stock to VerifyMe, in addition to the warrants described in Note 7 above. The shares were issued in payment for the technology received. Under the agreement, payment of $400,000 worth of the Company’s common stock was to be paid by the Company to VerifyMe at a 10% discount to the market at time of payment. The closing price was $0.07 per share discounted 10% to $0.063. The $400,000 payment divided by the $0.063 per share resulted in 6,349,206 shares to be issued. The entire $400,000 payment was expensed to research and development.

NOTE 11 – STOCK OPTIONS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded the plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).

During 2013, our Board adopted a new omnibus incentive compensation plan (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan, and will provide the Company with an comprehensive plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for our employees, non-employee directors and certain consultants and advisors. Our Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan but not subject to previously exercised, vested or paid grants, for issuance under the 2013 Plan will be sufficient.

As of June 30, 2014, there are 23,725,996 shares subject to outstanding options under the Plans, and 14,274,004 shares remain available for issuance.

The 2013 Plan is administered by a committee of the Board (“Stock Option Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The Company issued Non-Statutory Stock Options pursuant to contractual agreements with non-employees. Options granted under the agreements are expensed when the related service or product is provided.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and judgments.

On January 22, 2013, the Company issued options to an employee to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 on the first anniversary of the grant date and 500,000 on the second anniversary of the grant date. The Company used the Black- Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of the options issued was $99,972 of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms. The total expense for the three and six months ended June 30, 2014 was $6,231 and $13,900, respectively. The total expense for the three and six months ended June 30, 2013 was $12,462 and $46,768, respectively.

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years. The options vest as follows: 200,000 on the first anniversary of the grant date, 200,000 on the second anniversary of the grant date and 100,000 on the third anniversary of the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998. The total expense recognized for the three months ended March 31, 2013, was $5,000. The options were cancelled during the three months ended June 30, 2013. The total expense recognized of $5,000 was reversed upon cancellation of the options.

On March 13, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vested 50% immediately and 50% on March 13, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year. There was no expense recognized for the three months ended June 30, 2014. The total expense recognized for the six months ended June 30, 2014 was $43,394. The total expense for the three and six months ended June 30, 2013 was $54,845 and $285,675, respectively.

On May 4, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year. The total expense for the three and six months ended June 30, 2014 was $21,425 and $78,137.

On September 30, 2013, the Company issued an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months after the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life ranging from 10 years. The fair value of the option issued was $99,840. The total expense for the three and six months ended June 30, 2014 was $18,698 and $37,190, respectively.

On December 2, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise after the grant date price of $0.15 per share, with a term of ten years, to the Company’s Chief Financial Officer. The options vest 50% after the first year and 50% at the end of 24 months. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 266.1%, risk-free interest rate of 2.64% and expected option life of 10 years. The fair value of the option issued was $79,994, which will be expensed over the vesting term. The total expense for the three and six months ended June 30, 2014 was $14,958 and $29,752, respectively.

On March 28, 2014, the Company issued options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to one member of the Board. The fair value of options issued was $599,893 of which all was expensed immediately.

All of the options issued on March 28, 2014 were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 229%, risk-free interest rate of 2.73% and expected option life of ten years.

On February 7, 2014, options to purchase 6,000,000 shares of the Company’s common stock were exercised on a cashless basis. Based on a stock price of $0.07 per share and an exercise price of $0.05 per share, the option exercise resulted in the issuance of 1,714,285 shares of common stock to the holder.

On February 25, 2014, options to purchase 6,000,000 shares of the Company’s Common Stock were exercised by the Company’s Chief Executive Officer on a cashless basis. Based on a stock price of $0.06 per share and an exercise price of $0.05 per share, the option exercise resulted in the issuance of 1,000,000 shares of common stock to the holder.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2013:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2013	111,516,665	$0.01 to 0.20	0.09

Granted	1,000,000	0.10	0.001
Exercised	6,349,209	0.10	0.01
Expired/Returned	(700,000)	.07 - .20	-

Outstanding, June 30, 2014	118,165,874	$0.01 to $.20	$0.10

Exercisable, June 30, 2014	118,165,874	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, June 30, 2014 (years)	6.3

A summary of incentive stock option transactions for employees since December 31, 2013 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2013	59,866,667	$.05 to .15	0.05

Granted	6,000,000	0.05	0.01
Exercised	(12,000,000)	0.05	0.01
Expired/Returned	-	-	-

Outstanding, June 30, 2014	53,866,667	$0.05 to $0.15	$0.05

Exercisable, June 30, 2014	45,366,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life, Exercisable, June 30, 2014 (years)	9.1

NOTE 12 - OPERATING LEASES

For the three and six months ended June 30, 2014, total rent expense under leases amounted to $17,766 and $35,493. For the three and six months ended June 30, 2013, total rent expense under leases amounted to $12,344 and $18,344. At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$36,468
2015	74,637
2016	31,605
$142,710

NOTE 13 – RELATED PARTY TRANSACTIONS

At June 30, 2014, three stockholders of the Company held $164,000 in principal of the Company’s convertible notes payable and were owed accrued interest of $124,332 related to such notes.

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

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2014, the Company announced it has signed a 10-year, $7 million contract with a Mexican gaming company to license its VerifyMe™ Identity Services. The technology will be used to authenticate players in online casinos run by the gaming company and to meet the requirements of recently passed anti-money laundering legislation in Mexico.

On August 11, 2014 the Company was notified by the United States Patent and Trademark Office that a third independent patent for it's state-of-the-art SecureLight+ technology had been allowed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes”, “contemplates”, “targets”, “could”, “would” or “should” or the negative thereof or any variation thereon or similar terminology or expressions. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, and the Company’s other filings with the SEC..

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to an does not undertake to update, revise , or correct any of these forward-looking statements after the date of this report.

Overview

We were incorporated in Nevada in November 1999. We are a technology development company that delivers product and document authentication and security. We plan to develop and market technologies in a variety of applications in the security fields.

We believe that the technologies we own will enable businesses to reconstruct their overall approaches to corporate security - from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries including gaming, apparel, tobacco, perfume, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We intend to generate sales through the licensing of our technology or through direct sales of our technology to end-users.

We have five issued patents and have submitted three additional patent applications relating to our technology. These patents seek to accomplish non-intrusive document and product authentication in order to reduce losses caused by unpermitted document reproduction or by product counterfeiting. The technologies involve the utilization of invisible or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s research, we believe that the ink technologies may be incorporated into existing manufacturing processes.

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

We believe that our near-term success will depend particularly on our ability to develop customer awareness. We will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the development stage, particularly given that we operate in rapidly evolving markets, have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the three months ended June 30, 2014 and 2013. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2014 and 2013, we generated sales of $65,148 and $0, respectively. For the three months ended June 30, 2014, we showed net revenue of $3,651,844 as compared to a loss of $10,759,550 for the three months ended June 30, 2013, as a result of decrease in expenses primarily resulting from 2013 share based compensation and a positive valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.

Cost of Sales

For the three months ended June 30, 2014, costs of sales were $54,440, resulting in a gross profit of $10,708 or 16%. There was no revenue or costs of sales for the three months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses increased $10,121 to $180,820 for the three months ended June 30, 2014 from $170,699 for the three months ended June 30, 2013. The Company is attempting to maintain the general and administrative expenses while generating revenue in order to develop profitability.

Legal and Accounting

Legal and accounting fees increased $122,651 to $178,302 for the three months ended June 30, 2014 from $55,651 for the three months ended June 30, 2013. The increase in legal and accounting fees between the periods was primarily related to the development of contracts for potential long-term revenue agreements, guidance in protection of patents, and document review in relation to the Company’s fundraising efforts.

Payroll Expenses

Payroll expenses were $427,178 for the three months ended June 30, 2014, a decrease of $7,777,290 from $8,204,468 for the three months ended June 30, 2013. The decrease related primarily to the 2013 stock-based compensation of $7,939,629 relating to the Company’s Board of Directors and employees. This included the Vice Chairman and President and Chief Executive Officer, who received their stock options related to their employment agreements in June 2013, which were valued at $7,534,000.

Research and Development

Research and development expenses were $30,120 and $162,819, respectively, for the three months ended June 30, 2014 and 2013, a decrease of $132,699. The decrease in research and development expenses was due to primarily to the 2013 charge for the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort in 2013.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2014 were $73,895 as compared to $52,197 for the three months ended June 30, 2013, an increase of $21,698. The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2014.

Interest Expense

During the three months ended June 30, 2014, the Company incurred interest expense of $13,121 as compared to $32,978 for the three months ended June 30, 2013, a decrease of $19,857. The decrease in interest expense was a result of a reduction in interest expense from the conversion and settlement of various notes payable in previous years and quarters.

Loss on Extinguishment of Debt

The loss from extinguishment of debt was $1,221,875 for the three months ended June 30, 2013, compared to $82,000 for the three months ended June 30, 2014. The decrease in loss on extinguishment of debt was a result of the excess fair value of the common stock issued over the value of the notes payable, and accrued interest thereon, that were retired in the three months ended June 30, 2013.

Change in Fair Value of Warrants

During the three months ended June 30, 2014, the Company incurred an unrealized gain on the market value of warrants of $3,726,572 as compared to a loss of $858,864 for the three months ended June 30, 2013. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased because the stock price has fallen and the difference between the warrant exercise price and the stock price has decreased.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the six months ended June 30, 2014 and 2013. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

For the six months ended June 30, 2014 and 2013, we generated $65,148 and $3,140 in net revenues, respectively. We had net profit of $222,136 for the six months ended June 30, 2014 as compared to a net loss of $27,666,194 for the six months ended June 30, 2013. The gain is primarily as a result of decreases in expenses resulting from 2013 share based compensation and favorable adjustments in the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the six months ended June 30, 2014 and 2013, we incurred proprietary technology costs of sales of $54,440 and $2,710.

General and Administrative Expenses

General and administrative expenses increased $73,722 to $305,581 for the six months ended June 30, 2014 from $231,859 for the six months ended June 30, 2013. These cost are expected to remain relatively constant.

Legal and Accounting

Legal and accounting fees increased $132,917 to $310,497 for the six months ended June 30, 2014 from $177,580 for the six months ended June 30, 2013. The increase in legal and accounting fees between the periods was primarily related to the development of contracts for potential long term revenue agreements, guidance in protection of patents, and document review in relation to the Company’s fundraising efforts.

Payroll Expenses

Payroll expenses were $1,501,858 for the six months ended June 30, 2014, a decrease of $7,450,639 from $8,952,497 for the six months ended June 30, 2013. The decrease related primarily to the 2013 stock based compensation of the Vice Chairman and President and Chief Executive Officer related to their employment agreements in June 2013, which were valued at $7,534,000.

Research and Development

Research and development expenses were $875,849 and $137,424, respectively, for the six months ended June 30, 2014 and 2013, an increase of $738,425. The increase in research and development expenses was due to primarily to warrants and shares of stock issued in the quarter ended March 31, 2014 related to the Patent and Technology License Agreement entered into on December 31, 2012.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2014 were $125,331 as compared to $95,006 for the six months ended June 30, 2013, an increase of $30,325. The expenses consisted largely of expenses for marketing the new technology associated with the patents and the new patent applications, as well as a more active marketing program in 2014.

Interest Expense

During the six months ended June 30, 2014, the Company incurred interest expense of $24,028 as compared to $74,219 for the six months ended June 30, 2013, a decrease of $50,191. The decrease in interest expense was a result of the conversion and settlement of various notes payable in previous years and quarters.

Loss on Extinguishment of Debt

The loss from extinguishment of debt was $1,221,875 for the six months ended June 30, 2013, compared to $82,000 for the six months ended June 30, 2014. The decrease in loss on extinguishment of debt was a result of the excess fair value of the common stock issued over the value of the notes payable, and accrued thereon, interest that were retired in the three months ended June 30, 2013.

Change in Fair Value of Warrants

During the six months ended June 30, 2013, the Company incurred an unrealized loss on the market value of warrants of $12,780,374 as compared to a gain of $2,836,572 for the six months ended June 30, 2014. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased because the stock price has fallen and the difference between the warrant exercise price and the stock price has decreased.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the six months ended June 30, 2013, the Company incurred an unrealized loss on the market value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791 as compared to $0 for the six months ended June 30, 2014. The loss resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $178,000.

Net cash used in operating activities for the six months ended June 30, 2014 increased to $1,428,203 from $1,352,902 for the six months ended June 30, 2013, an increase of $75,301. The increase in net cash used in operating activities was primarily as a result of increased accounts receivable and inventory offset by increases in accounts payable.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $32,527 for the six months ended June 30, 2014 and $0 for the six months ended June 30, 2014.

Net cash provided by financing activities was $250,000 and $1,262,919, respectively, for the six months ended June 30, 2014 and 2013. The net cash provided by financing activities for the six months ended June 30, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options. The $250,000 of cash provided by financing activities during the six months ended June 30, 2014 related to a short term bridge loan from an investor.

During the six months ended June 30, 2014 and 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

On June 5, 2014, we entered into an exclusive agreement with Merriman Capital, Inc. to raise up to $5 million in additional capital.

Also, on July 31, 2014, we announced that we signed a 10-year, $7 million contract with a Mexican gaming company to license our VerifyMeTM Identity Services. We are currently evaluating the impact of this new contract.

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

Our existing cash resources will not be sufficient to sustain our operations during the next twelve months, and we may need to raise additional funds. We intend to raise such financing through private placements and/or the sale of debt and equity securities. The issuance of additional equity could result in dilution to our existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover, there can be no assurance that even if our products are marketed effectively, that we will generate revenues sufficient to fund our operations. In either situation, we may not be able to continue our operations and our business might fail.

Off-Balance Sheet Arrangements

As of June 30, 2014, there have been no material changes in off-balance sheet arrangements since our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to consolidated financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2014, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) required by Rule 13a-15(b) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2014, the Company issued a note payable for $250,000 to an accredited investor, which included warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at $39,650 using the Black-Scholes option pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS

3.1
Amended and Restated Articles of Incorporation of LaserLock Technologies Inc. dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies Inc., dated as of November 29, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

3.3
Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

3.4

Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies Inc., dated as of May 23, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

3.5
Amended and Restated Bylaws of LaserLock Technologies Inc. dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES INC.

Date: August 19, 2014	By:	/s/ Neil Alpert
Neil Alpert
Chief Executive Officer

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of LaserLock Technologies Inc. dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies Inc., dated as of November 29, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

3.3
Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

3.4

Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies Inc., dated as of May 23, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

3.5
Amended and Restated Bylaws of LaserLock Technologies Inc. dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Included herewith.

-29-