Form 10-Q
period 2014-09-30
LASERLOCK TECHNOLOGIES INC
filed 2014-11-19
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,778,149 shares of common stock outstanding at October 28, 2014.

PART I  FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes,” “contemplates,” “targets,” “could,” “would” or “should” or the negative thereof or any variation thereon or similar terminology or expressions.  Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies Inc.

LaserLock Technologies Inc.
 Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,606	$1,285,973
Accounts receivable, net of allowance of $0 at September 30, 2014 and December 31, 2013	76,669	3,573
Inventory	84,284	34,271
Prepaid expenses	181,578	189,474
TOTAL CURRENT ASSETS	346,137	1,513,291

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $143,892 and $91,952 as of September 30, 2014 and December 31, 2013	92,134	144,074

OTHER ASSETS
Deposits	37,197	37,197
Patents and trademarks, net of accumulated amortization of $115,225 and $105,393 as of September 30, 2014 and December 31, 2013	110,864	120,695
TOTAL ASSETS	$586,332	$1,815,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$465,645	$316,784
Accrued interest - related party	29,215	16,668
Embedded derivative liability	400,000	800,000
Notes payable - net of accumulated discount of $72,610 as of September 30, 2014	627,390	50,000
TOTAL CURRENT LIABILITIES	1,522,250	1,183,452

LONG-TERM LIABILITIES
Warrant liability	4,582,716	6,000,000
Accrued interest - related parties	109,085	300,677
Senior secured convertible notes payable - related parties	114,000	330,249

TOTAL LONG-TERM LIABILITIES	4,805,801	6,630,926

STOCKHOLDERS’ DEFICIT

Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 33,333,333 designated Serie’s A Preferred Stock, 21,111,111 shares of Serie’s A Preferred Stock issued and outstanding as of September 30, 2014 and December 31, 2013	633,333	633,333

Common stock, $ .001 par value; 675,000,000 shares authorized; 337,374,052 shares issued and 307,578,149 outstanding at September 30, 2014 and 319,862,042 shares issued and 290,066,139 outstanding at December 31, 2013	337,374	319,862

Additional paid in capital	24,670,652	22,938,983

Treasury stock, at cost (29,795,903 shares at September 30, 2014 and December 31, 2013)	(113,389)	(113,389)

Accumulated deficit	(31,269,690)	(29,777,910)
STOCKHOLDERS’ DEFICIT	(5,741,720)	(5,999,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$586,332	$1,815,257

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

NET REVENUES
Sales	$53,260	$-	$118,408	$3,140
Royalties	-	-	-	-

TOTAL NET REVENUE	53,260	-	118,408	3,140

COST OF SALES	50,160	-	104,600	2,710

GROSS PROFIT	3,100	-	13,808	430

OPERATING EXPENSES
General and administrative	83,779	232,291	389,361	501,299
Legal and accounting	56,012	110,187	366,509	278,275
Payroll expenses (a)	410,421	344,539	1,912,279	9,085,336
Research and development (b)	13,601	158,030	889,450	470,005
Sales and marketing	45,256	78,225	170,587	182,726
Total operating expenses	609,069	923,272	3,728,186	10,517,641

LOSS BEFORE OTHER INCOME (EXPENSE)	(605,969)	(923,272)	(3,714,378)	(10,517,211)

OTHER INCOME (EXPENSE)
Interest expense	(83,663)	(42,700)	(107,691)	(116,918)
Loss on extinguishment of debt	-	-	(82,000)	(1,221,875)
Change in fair value of warrants	(824,283)	9,676,165	2,012,289	(3,104,209)
Change in fair value of embedded derivative liability	(200,000)	(500,000)	400,000	(500,000)
Fair value of warrants in excess of consideration for convertible preferred stock	-	-	-	(2,995,791)
	(1,107,946)	9,133,465	2,222,598	(7,938,793)

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(1,713,915)	8,210,193	(1,491,780)	(18,456,004)

INCOME TAX BENEFIT	-	-	-	-

NET INCOME (LOSS)	(1,713,915)	8,210,193	(1,491,780)	(18,456,004)

Less: Deemed dividend distribution	-	-	-	(1,000,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,713,915)	$8,210,193	$(1,491,780)	$(19,456,004)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.01)	$0.03	$(0.00)	$(0.08)
DILUTED	$(0.01)	$0.02	$(0.00)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	307,578,149	247,476,627	302,559,881	145,144,603
DILUTED	307,578,149	465,253,680	302,559,881	145,144,603

(a) -	includes share based compensation of $40,326 and $842,592 for the three and nine months ended September 30, 2014 and $154,975 and $8,427,202 for the three and nine months ended September 30, 2013
(b) -	includes share based compensation of $400,000 for the nine months ended September 30, 2014 related to the Patent & Technology services agreement

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
 Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the nine months ended September 30, 2014

	Convertible
	Preferred		Common
	Stock		Stock		Additional
	Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2013 (audited)	21,111,111	633,333	290,066,139	319,862	22,938,984	(113,389)	(29,777,910)	(5,999,120)

Issuance of shares of common stock for services			6,349,206	6,349	393,651	-	-	400,000
Cashless exercise of options			2,714,285	2,714	(2,714)	-	-	-
Fair value of employee stock options	-	-	-	-	842,592	-	-	842,592
Issuance of common stock for settlement of debt			8,448,519	8,449	498,139			506,588
Net loss for the nine months ended September 30, 2014	-	-	-	-	-	-	(1,491,780)	(1,491,780)

Balance at September 30, 2014 (unaudited)	21,111,111	$633,333	307,578,149	$337,374	$24,670,652	$(113,389)	$(31,269,690)	$(5,741,720)

See the accompanying notes to these condensed consolidated financial statements.

LaserLock Technologies Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,491,780)	$(18,456,004)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	842,592	8,427,202
Accretion of discount on notes payable	-	3,718
Change in fair value warrant liability	(2,012,289)	3,104,209
Change in fair value embedded derivative liability	(400,000)	500,000
Fair value of warrants in excess of consideration for convertible preferred stock	-	2,995,791
Fair value of stock in excess of converted notes payable and accrued interest	82,000	1,221,875
Amortization and depreciation	61,771	61,339
Stock & warrants issued in exchange for technology	844,000	-
(Increase) decrease in assets
Accounts receivable	(22,936)	-
Inventory	(100,173)	(19,454)
Prepaid expenses	7,896	420,395
Deposit	-	(37,197)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	256,551	(230,516)
Net cash used in operating activities	(1,932,368)	(2,008,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,573)
Purchase of patents and trademarks	-	(21,954)

Net cash used in investing activities	-	(32,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	1,000,000
Proceeds from issuance of common stock	-	235,000
Proceeds from exercise of stock options	-	17,919
Proceeds from exercise of warrants	-	10,000
Proceeds from issuance of notes payable	650,000	-

Net cash provided by financing activities	650,000	1,262,919

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,282,368)	(778,250)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,285,973	2,994,350

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,605	$2,216,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$-	$13,895

Income taxes	$-	$-

Fair value of stock issued for conversion of notes payable and accrued interest	$506,588	$668,125

Fair value of stock issued for conversion of preferred stock to common stock		$366,667

Accretion of discount on preferred stock as deemed dividend distribution	$-	$1,000,000

Fair value of beneficial conversion feature	$-	$1,500,000

Fair value of warrants issued as debt discount	$151,005	$-

See the accompanying notes to these condensed consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
LaserLock Technologies Inc., together with its wholly-owned subsidiary, LL Security Products, Inc., is referred to as the “Company.” LaserLock Technologies Inc. was incorporated in the State of Nevada on November 10, 1999.  The Company is based in Washington, D.C. and its common stock is traded on the OTCQB under the ticker symbol “LLTI”.  A high-tech solutions company in the field of authenticating people and products, LaserLock offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

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

The Company’s digital solution is a multi-platform (iOS and Android) strong authentication solution that integrates biometrics and geo-location tagging. The solution completely eliminates passwords and the inherently weak security they provide. The solution also removes the user complexity associated with having to manage many complex passwords. The solution can be delivered either as a high availability cloud service, managed by the Company, or as licensed software product for operation on the client’s premises.

The solution integrates three independent authentication factors – something you have (for instance a smartphone), something you know (for instance a color gesture swipe) and something you are (for instance your facial geometry) - into a simple, fast, intuitive solution. The system can also accurately determine the precise location of the individual using a variety of mechanisms including GPS, cell tower triangulation, IP or WIFI address. Because the solution incorporates biometrics it completely eliminates the possibility that users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 as filed with the SEC. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses, embedded derivative, warrant liability and notes payable.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally five to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $17,313 and $51,940 for the three and nine months ended September 30, 2014 and $17,313 and $51,525 for the three and nine months ended September 30, 2013.

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

Derivative Instruments
The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were approximately $9,000 and $62,238 for the three and nine months ended September 30, 2014 and $23,615 and $29,371 for the three and nine months ended September 30, 2013, and are included in sales and marketing expenses.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Basic and Diluted Net Income per Share of Common Stock
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Since the Company reported a net loss for the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share during those periods were the same.

Basic net income per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted net income per common share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e., the exercise prices of the outstanding stock options were greater than the market price of the common stock.

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

The following is a reconciliation of basic shares to diluted shares:

Three months
Ended
September 30,
2013

Weighted-average shares - basic	247,476,627
Effect of dilutive securities	217,777,053

Weighted-average shares - diluted	465,253,680

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

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which must be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Reclassifications
Certain amounts in the 2013 statement of operations have been classified in order for them to conform with the 2014 presentation.

NOTE 2 – MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 5, 2014, the Company entered into an exclusive agreement with Merriman Capital, Inc. to raise up to $5 million in additional capital for the Company (the “Capital Raise”). VerifyMe, Inc. (“VerifyMe”), the holder of a majority of the Company’s Series A Preferred Stock and warrants to purchase common stock, in connection with the Subscription Agreement, dated January 31, 2012, and as a holder of Preferred Stock, on May 23, VerifyMe waived its rights under such agreement as they relate to parameters of the raise based on the Company’s revised budget.

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

NOTE 3 – PATENTS AND TRADEMARK

The Company has five issued patents and filed for three additional provisional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the three and nine months ended September 30, 2014, the Company capitalized $0 of patent cost and during the three and nine months ended September 30, 2013, the Company capitalized patent costs of $0 and $21,594, respectively. Amortization expense for patents was $3,277 and $9,831 for the three and nine months ended September 30, 2014 and $3,277 and $9,814 for the three and nine months ended September 30, 2013, respectively. Future estimated annual amortization over the next five years is approximately $13,100 per year for the years ended December 31, 2014 through 2018.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2014 and 2013.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2014, and there was no accrual for uncertain tax positions as of September 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

The Company had income for the three and nine months ended September 30, 2014; however, due to tax adjustments, the Company had a net loss for tax purposes.  There is no income tax benefit for the three and nine months ended September 30, 2014 and 2013 since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 - SENIOR SECURED CONVERTIBLE NOTES PAYABLE –RELATED PARTIES

During the second quarter of 2014, $216,249 of principal of the Company’s outstanding senior convertible notes held by a significant shareholder of the Company, plus accrued interest of $208,339, were converted into 8,448,519 shares of common stock.  The excess of the fair value of the Company’s common stock over the value of the notes payable and accrued interest, $82,000, was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50.

As of September 30, 2014, the outstanding principal balance on these notes was $114,000.  Accrued interest at September 30, 2014 amounted to $109,085.

If an equity financing with total proceeds of more than $5,000,000 occurs while any of these notes are outstanding, holders of notes will have the right, at their option, to convert the outstanding principal and interest of the notes into shares of common stock at a discount of 30% of the price per share in the qualified financing. Since the embedded conversion feature is contingent upon the occurrence of the qualified financing, the value of the contingent conversion feature, if beneficial, will be recognized if the triggering event occurs and the contingency is resolved.

NOTE 6 - NOTES PAYABLE

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years.  The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years.  The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes.  For the three and nine months ended September 30, 2014, $11,700 was accreted through interest expense.  The note and accrued interest at 8% per annum are due in full on December 1, 2014.  The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815.  The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings.  As of September 30, 2014, the fair value of the warrant liability was $44,566 and the note payable balance was $117,560, net of $32,440 discount.

On August 14, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years.  The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years.  The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes.  For the three and nine months ended September 30, 2014, $14,045 was accreted through interest expense.  The note and accrued interest at 8% per annum are due in full on December 1, 2014.  The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815.  The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings.  As of September 30, 2014, the fair value of the warrant liability was $29,697 and the note payable balance was $81,771, net of $18,229 discount.

On August 12, 2014, the Company issued notes payable for $50,000, which included fully vested warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years.  The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years.  The relative fair value of the warrants was $17,455 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes.  For the three and nine months ended September 30, 2014, $7,775 was accreted through interest expense.  The note and accrued interest at 8% per annum are due in full on December 1, 2014.  The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815.  The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings.  As of September 30, 2014, the fair value of the warrant liability was $14,848 and the note payable balance was $40,320, net of $9,680 discount.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years.  The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years.  The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes.  For the three and nine months ended September 30, 2014, $10,653 was accreted through interest expense.  The note and accrued interest at 8% per annum are due in full on December 1, 2014.  The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815.  The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings.  As of September 30, 2014, the fair value of the warrant liability was $29,692 and the note payable balance was $87,739, net of $12,261 discount.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years.  The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years.  The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes.  For the three and nine months ended September 30, 2014, $26,617 and $34,222, respectively, were accreted through interest expense.  The note and accrued interest at 8% per annum as was originally due on September 11, 2014, but the Company received approval to extend the maturity until December 11, 2014.  The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815.  The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings.  As of September 30, 2014, the fair value of the warrant liability was $49,026 and the note payable balance was $250,000.

The notes payable balance as of September 30, 2014 also included a Series A note payable in the amount of $50,000 with interest of 8% per annum.  This note matured in October 2011 and is past due.  Accrued interest associated with this note was $19,667 as of September 30, 2014.

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

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of September 30, 2014 and December 31, 2013, the fair value of the warrant liability was $2,516,231 and $3,700,000.

On January 1, 2014, the Company issued warrants to purchase 6,349,206 shares of the Company’s common stock as consideration for technology received from VerifyMe under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2014, the fair value of the warrant liability was $302,690.

The Company made the payment of warrants to VerifyMe on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable.  The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received from VerifyMe is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of shares of common stock equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of $0.10 per share.  Based upon the current share price of $0.04 per share, this would result in the issuance of approximately an additional 125 million shares of common stock and warrants to purchase an additional 125 million shares.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VerifyMe subscribed to purchase 33,333,333 shares of the Company’s Series A preferred stock (the “Preferred Stock”) and a warrant to purchase 33,333,333 shares of the Company’s common stock at an exercise price of $0.12 per share, for $1 million.

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $1 million at January 31, 2013, $800,000 at December 31, 2013 and $400,000 at September 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791 in 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2014 and December 31, 2013, the fair value of the warrants was $1,595,967 and $2,300,000, respectively.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$400,000	$--	$400,000
Derivative liability related to fair value of warrants	-	-	4,582,716	4,582,716
Total	$-	$400,000	$4,582,716	$4,982,716

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total

Balance at January 1, 2014	$6,000,000
Additional Warrants issued January 2014	444,000
Additional Warrants issued June 2014	34,222
Additional Warrants issued 3rd Quarter 2014	166,791
Change in fair value of derivative liabilities	(2,062,297)

Balance at September 30, 2014	$4,582,716

As of September 30, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The Preferred Stock shares are convertible into shares of the Company’s common stock, which did traded in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.05
Series A Preferred Stock Conversion Price	$0.03
Intrinsic value of conversion option per share	$0.02

The Company has no assets that are measured at fair value on a recurring basis.  There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2014.

As of September 30, 2014, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

Sept 30, 2014
Annual Dividend Yield	0.0%
Expected Life (Years)	3.25 – 4.98
Risk-Free Interest Rate	1.67%
Expected Volatility	205.4% – 240.2%

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

NOTE 10 – STOCKHOLDERS’ EQUITY

On January 1, 2014, under the terms of the Patent and Technology License Agreement, the Company issued 6,349,206 shares of common stock to VerifyMe, in addition to the warrants described in Note 7 above.  The shares were issued in payment for the technology received.  Under the agreement, $400,000 worth of the Company’s common stock was to be paid by the Company to VerifyMe at a 10% discount to the market at time of payment.  The closing price was $0.07 per share discounted 10% to $0.063.  The $400,000 payment divided by the $0.063 per share resulted in 6,349,206 shares to be issued.  The entire $400,000 payment was expensed to research and development.

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

During 2013, our Board adopted a new omnibus incentive compensation plan (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan, and will provide the Company with an comprehensive plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for our employees, non-employee directors and certain consultants and advisors. Our Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the 74,004 shares of our common stock available for issuance under the 2003 Plan, will be sufficient to meet the objective.

As of September 30, 2014, there are 24,425,996 options that have been issued, and 13,574,004 options that are available to be issued under the Plan.

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

On January 22, 2013, the Company issued options to an employee to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 on the first anniversary of the grant date and 500,000 on the second anniversary of the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of the options issued was $99,972, of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms.   The total expense for the three and nine months ended September 30, 2014 was $6,300 and $20,200, respectively. The total expense for the three and nine months ended September 30, 2013 was $12,599 and $59,367, respectively.

On February 25, 2013, the Company issued options to an employee to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years. The options vest as follows: 200,000 on the first anniversary of the grant date, 200,000 on the second anniversary of the grant date and 100,000 on the third anniversary of the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 259%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of options issued was $89,998. The total expense recognized for the three months ended March 31, 2013 was $5,000.  The employee was dismissed and the options were cancelled during the three months ended June 30, 2013. The total expense recognized of $5,000 was reversed upon cancellation of the options.

On March 13, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vested 50% immediately and 50% on March 13, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year. There was no expense recognized for the three months ended September 30, 2014.  The total expense recognized for the nine months ended September 30, 2014 was $43,394. The total expense for the three and nine months ended September 30, 2013 was $55,447 and $341,122, respectively.

On May 4, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year.  The total expense for the three and nine months ended September 30, 2014 was $0 and $78,137.  The total expense for the three and nine months ended September 30, 2013 was $55,447 and $341,122.

Effective October 8, 2012, the Company entered into a three year agreement with the Vice Chairman of the Board of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company agreed to issue options to the Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million. The Company raised the $2.5 million in funding and on June 25, 2013, the Company issued the Vice Chairman 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700, which was expensed immediately.

Effective October 16, 2012, the Company entered into a three year agreement with the President and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company agreed to issue options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the President and Chief Executive Officer 19 million options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700, which was expensed immediately.

On September 30, 2013, the Company issued an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months after the grant date.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life ranging from 10 years.  The fair value of the option issued was $99,840.  The total expense for the three and nine months ended September 30, 2014 was $18,903 and $56,093, respectively. No expense was recognized for the three and nine months ended September 30, 2013.

On December 2, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.15 per share, with a term of ten years, to the Company’s Chief Financial Officer.  The options vest 50% after the first year and 50% at the end of 24 months.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 266.1%, risk-free interest rate of 2.64% and expected option life of 10 years.  The fair value of the option issued was $79,994, which will be expensed over the vesting term.  The total expense for the three and nine months ended September 30, 2014 was $15,123 and $44,875, respectively.

On March 28, 2014, the Company issued options to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board of Directors.  The fair value of options issued was $599,893 of which all was expensed immediately.  These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 229%, risk-free interest rate of 2.73% and expected option life of ten years.

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

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2013:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2013	111,516,665	0.01 to 0.20	0.09

Granted
Exercised	6,349,209	0.10	0.01
Expired	(700,000)	.07 - .20	-

Outstanding, September 30, 2014	117,165,874	$0.01 to $.20	$0.10

Exercisable,September 30, 2014	117,165,874	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, September 30, 2014 (years)	6.0

A summary of incentive stock option transactions for employees since December 31, 2013 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2013	59,866,667	.05 to .15	0.05

Granted	6,000,000	0.05	0.01
Exercised	(12,000,000)	0.05	0.01
Expired/Returned	-	-	-

Outstanding, September 30, 2014	53,866,667	$0.05 to $0.15	$0.05

Exercisable, September 30, 2014	51,366,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life, Exercisable, Sepemeber 30, 2014 (years)	8.6

NOTE 12 - OPERATING LEASES

For the three and nine months ended September 30, 2014, total rent expense under leases amounted to $24,459 and $59,952.  For the three and nine months ended September 30, 2013, total rent expense under leases amounted to $17,532 and $35,876.  At September 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$18,234
2015	74,637
2016	31,605
$124,476

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2014, three stockholders of the Company held $164,000 in principal of the Company’s senior secured convertible notes payable, and were owed accrued interest of $128,752 related to such notes.

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

Sustained spending on technology, our ability to raise additional financing, and the continued growth of the security and authentication markets are all external conditions that may affect our ability to execute our business plan. In addition, certain potential customers may view our small size and limited financial resources negatively, even if they prefer our products to those of our competitors.

Our primary strategic objective over the next 12-24 months is to successfully market our products and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years. We plan to achieve this objective through a targeted marketing program. As we grow, we intend to hire professionals to develop new products and market our products.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our products. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the development stage, particularly given that we operate in rapidly evolving markets, have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the three months ended September 30, 2014 and 2013. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception.  For the three months ended September 30, 2014 and 2013, we generated sales of $53,260.  For the three months ended September 30, 2014, we showed net loss of $1,713,915 as compared to a gain of $8,210,193 for the three months ended September 30, 2013.  These changes are primarily as a result of the change resulting from valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 was $50,160, there was no revenue or cost of sales for the three months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses decreased $148,512 to $83,779 for the three months ended September 30, 2014 from $232,291 for the three months ended September 30, 2013.  The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability.  The large reduction is mainly due to the high level of general and administrative costs incurred in the third quarter of 2013 as the Company was initially opening the Washington DC office.

Legal and Accounting

Legal and accounting fees decreased $54,175 to $56,012 for the three months ended September 30, 2014 from $110,187 for the three months ended September 30, 2013.   The decrease in legal and accounting fees between the periods was primarily due to the use of an outside accounting firm during 2013, in addition to legal fees incurred in 2013 related to the development of contracts for potential long-term revenue agreements, guidance in protection of patents, and document review in relation to the Company’s fundraising efforts.

Payroll Expenses

Payroll expenses were $410,421 for the three months ended September 30, 2014, an increase of $65,882 from $344,539 for the three months ended September 30, 2013.  The increase is primarily related to the additional employees hired as a result of staffing the Washington DC office.

Research and Development

Research and development expenses were $13,601 and $158,030, respectively, for the three months ended September 30, 2014 and 2013, a decrease of $144,429.  The Company continued its fund raising and limited spending for the 2014 quarter.  The 2013 expense includes a charge for the technology service agreement entered into on December 31, 2012 and the allocation of resources to the research and development effort in 2013.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2014 were $45,256 as compared to $78,225 for the three months ended September 30, 2013, a decrease of $32,969.  The Company has reduced expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the three months ended September 30, 2014, the Company incurred interest expense of $83,662 as compared to $42,700 for the three months ended September 30, 2013, an increase of $40,962. The increase in interest expense was a result of an increase in debt related to the requirement for additional financing since June of 2014.

Change in Fair Value of Warrants

During the three months ended September 30, 2014, the Company incurred an unrealized loss of on the market value of warrants of $824,283 as compared to a gain of $9,676,165 for the three months ended September 30, 2013.  The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants have decreased because the stock price has fallen and the difference between the warrant exercise price and the stock price has decreased.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the nine months ended September 30, 2014 and 2013. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

For the nine months ended September 30, 2014 and 2013, we generated $118,408 and $3,140 in net revenues, respectively.  We had a net loss of $1,491,779 for the nine months ended September 30, 2014 as compared to a net loss of $19,456,004 for the nine months ended September 30, 2013.  The reduction in loss is primarily as a result of decreases in expenses resulting from 2013 share based compensation and favorable adjustments in the valuation of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013 as described below.

Cost of Sales

For the nine months ended September 30, 2014 and 2013, we incurred proprietary technology costs of sales of $104,600 and $2,710.  The increase in cost of sales is a result of costs related to the production of pigments used in the generation of revenue.

General and Administrative Expenses

General and administrative expenses decreased $111,938 to $389,361 for the nine months ended September 30, 2014 from $501,299 for the nine months ended September 30, 2013.  The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability.  The reduction is mainly due to the high level of general and administrative costs incurred in the third quarter of 2013 as the Company was initially opening the Washington DC office.

Legal and Accounting

Legal and accounting fees increased $88,234 to $366,509 for the nine months ended September 30, 2014 from $278,275 for the nine months ended September 30, 2013.   The increase in legal and accounting fees was primarily related to the development of contracts for potential long-term revenue agreements, guidance in protection of patents, and document review in relation to the Company’s fundraising efforts.  This activity has slowed in the current quarter and the Company is working to continue to reduce this cost.

Payroll Expenses

Payroll expenses were $1,912,279 for the nine months ended September 30, 2014, a decrease of $7,173,057 from $9,085,336 for the nine months ended September 30, 2013.  The decrease related primarily to the 2013 stock-based compensation of the Vice Chairman and President and Chief Executive Officer related to their employment agreements in June 2013, which were valued at $7,534,000.

Research and Development

Research and development expenses were $889,450 and $470,005, respectively, for the nine months ended September 30, 2014 and 2013, an increase of $419,445.  The increase in research and development expenses was due primarily to warrants and shares of stock issued in the quarter ended March 31, 2014 related to the Patent and Technology License Agreement entered into on December 31, 2012.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2014 were $170,587 as compared to $182,726 for the nine months ended September 30, 2013, a decrease of $12,139.   The Company has reduced expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the nine months ended September 30, 2014, the Company incurred interest expense of $107,691 as compared to $116,918 for the nine months ended September 30, 2013, a decrease of $9,227. The decrease in interest expense was a result of the conversion and settlement of various notes payable in previous years and quarters offset by the increase in interest expense as a result of an increase in debt related to the requirement for additional financing since June of 2014.

 Loss on Extinguishment of Debt

The loss from extinguishment of debt was $1,221,875 for the nine months ended September 30, 2013, compared to $82,000 for the nine months ended September 30, 2014.  The decrease in loss on extinguishment of debt was a result of the excess fair value of the common stock issued over the value of the notes payable, and accrued interest thereon, that were retired in the three months ended June 30, 2013.

Change in Fair Value of Warrants

During the nine months ended September 30, 2013, the Company incurred an unrealized loss on the market value of warrants of $3,104,209 as compared to a gain of $2,012,289 for the nine months ended September 30, 2014.  The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013.  The values of the warrants decreased because the stock price has fallen and the difference between the warrant exercise price and the stock price has decreased.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the nine months ended September 30, 2013, the Company incurred an unrealized loss on the market value of warrants that were issued in excess of consideration for convertible preferred stock of $2,995,791 as compared to $0 for the nine months ended September 30, 2014.  The loss resulted from the valuation of warrants associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash on hand of $3,606.

Net cash used in operating activities for the nine months ended September 30, 2014 decreased to $1,932,367 from $2,008,642 for the nine months ended September 30, 2013, a decrease of $76,275. The decrease in net cash used in operating activities was primarily as a result of decrease in cash used on prepaid expenses and increases in accounts payable, offset by cash used in operations and the production of inventory.

Net cash used in investing activities, consisting of equipment purchases and patent costs, was $32,527 for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2014.  The company has not undertaken additional patent activity during 2014.  The company is attempting to delay purchases of equipment until cash flow improves.

Net cash provided by financing activities was $650,000 and $1,262,919, respectively, for the nine months ended September 30, 2014 and 2013.  The net cash provided by financing activities for the nine months ended September 30, 2013 relates to $1 million from the sale of the Company’s preferred stock and a warrant, and $262,919 in proceeds received from the issuance of common stock and exercise of stock options.  The $650,000 of cash provided by financing activities during the nine months ended September 30, 2014 related to short-term bridge loans from investors.

During the nine months ended September 30, 2014 and 2013, the Company’s operational resources were used primarily to fund general and administrative expenses, hire employees and expand the continuing sales and marketing program.

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

Also, on July 31, 2014, we announced that we signed a 10-year, $7 million contract with a Mexican gaming company to license our VerifyMe™ Identity Services.   It is expected that activity will begin in the fourth quarter of 2014 and that 1/10 of the revenue will be generated annually.

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

Even if we are successful in raising sufficient capital, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if our products are marketed effectively, we will generate revenues sufficient to fund our operations.  In either situation, we may not be able to continue our operations and our business might fail.

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer.  Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to consolidated financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2014, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 8, 2014, the Company issued notes payable for $150,000 to accredited investors, which included warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at $62,544 using the Black-Scholes option-pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

On August 14, 2014, the Company issued a note payable for $100,000 to an accredited investor, which included warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at 47,654 using the Black-Scholes option-pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

On August 12, 2014, the Company issued a note payable for $50,000 to an accredited investor, which included warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at $26,817 using the Black-Scholes option-pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

On August 5, 2014, the Company issued notes payable for $100,000 to accredited investors, which included warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at $26,725 using the Black-Scholes option-pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

On June 10, 2014, the Company issued a note payable for $250,000 to an accredited investor, which included warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrant expires in five years and may be exercised on a cashless basis. The warrants were valued at $39,650 using the Black-Scholes option-pricing model. See Note 6 of the consolidated financial statements for more information about the value of the warrants. The note payable and the associated warrants were issued pursuant to the private offering exemption from federal securities registration provided under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES INC.

Date: November 19, 2014	By:	/s/ Neil Alpert
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Included herewith.

-28-