Form 10-K
period 2014-12-31
LASERLOCK TECHNOLOGIES INC
filed 2015-04-16
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-31927

LASERLOCK TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3112 M Street, NW

Washington, DC 20007

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (202) 400-3700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ or No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ or No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,843,020 as of April 10, 2015 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 307,578,149 shares of common stock outstanding as of the close of business on April 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

LASERLOCK TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2014

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

ITEM 1. BUSINESS.

General Development

LaserLock Technologies, Inc. (the “Company,” “LaserLock,” “we,” “us,” or “our”) was incorporated in Nevada on November 10, 1999. Our principal offices are located at 3112 M Street, NW, Washington, DC 20007, and our telephone number is (202) 400-3700.

Following initial development and commercialization, the Company invested in developing new proprietary color changing and shifting inks that it believed would allow it to penetrate broader markets and result in increased revenues. During the past fourteen years, the Company has refined its technologies and their applications, and now has what it believes to be one of the most cost effective and efficient commercially ready authentication technologies available. Our most recent technology takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in numerous potential new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

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

We believe that the technologies we own will have applications in various aspects of corporate security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries - e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We intend to generate sales through licenses of our technology or through direct sales of our technology to end-users.

Overview

The Company is a technology pioneer and leader in the markets for Identity & Access Management and Anti-Counterfeiting. We deliver security solutions for identification and authentication of people, products and packaging. We develop and market technologies for a variety of applications in the security field for both digital and physical transactions.

The challenges associated with digital access control and identity theft are problems that are in the news daily. Consumers, citizens, employees, governments and employers are all demanding solutions. The current widespread use of passwords or PINs for authentication has been proven insecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, crossing borders, accessing services or logging onto corporate resources. They expect those experiences to insure the protection of their privacy and to provide confidentiality.

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both delightful to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, social media, etc. We generate sales through licenses to utilize our high availability cloud services or operate our solutions directly by a customer.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including everything from money, passports, ID cards, medicines, pharmaceuticals, apparel, accessories, music, software, food, beverages cigarettes, automobile and airplane parts, consumer goods, toys and electronics, etc. Described by the FBI as the crime of the 21st century, product counterfeiting accounts for an estimated 5% of global trade and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We generate sales through licenses of our technology or through direct sales of our technology.

We have filed a total of eleven patent applications relating to our technology. Currently we have 7 U.S. patents, 4 U.S. applications pending allowance, and 5 foreign applications pending allowance.

On September 30, 2014, the Company’s pigment patents were valued by an independent third party at approximately $9.5 million.

The physical technologies involve the utilization of invisible and/or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

The digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license. These mechanisms include knowledge factors (something you know), possession factors (something you have) and biometric factors (something you are). We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism. We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

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

In the past, we have focused on the widespread problem of counterfeiting in the gaming industry. We have incorporated our technology into traditional gaming accessories such as playing cards, casino chips, and dice as well as gaming-based machinery such as slot machines with cashless gaming systems. This is accomplished during the regular manufacturing and printing processes. Our products use ink that is incorporated into dice and casino chips that can be viewed with a laser to reveal the authenticity of the item. These covert authenticating technologies are also intended to be marketed to manufacturers of compact discs (“CDs”) to identify CDs produced by those manufacturers. We believe that this technology can provide CD manufacturers and publishers with a tool to combat the significant losses sustained as a result of illegal pirating and counterfeiting of data, music and videodiscs.

Industry Background

The U.S. is projected to remain the largest single consumer of security services and products in the world. One of the most important new areas of expansion is in the area of authentication, that is the act of confirming that some object, be it currency, passports, casino chips, credit cards, stock certificates, pharmaceuticals, stamps, identification cards or lottery tickets, to name just a few examples, is real and not a forgery.

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

Our Solution

In the area of document and product authentication and serialization, we offer the following products:

1. RainbowSecure™

2. LaserXpose™

3. InkJetSecure™

4. SecurDox™

5. SecureLight™ and SecureLight+™

RainbowSecureTM Technology. This was the Company’s first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. It has been widely accepted in the gaming industry where the technology is used by casinos to protect their chips, dice, and playing cards from fraud. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure™ is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, and are not interested in outside public verification. The technology is also appropriate for anti-counterfeit protection of tags and labels in the apparel industry, where it can be applied to a variety of different materials.

LaserXposeTM Technology. This is an innovative patented technology which combines overt and covert anti-counterfeiting technology in one printing ink. It offers customers the ability to have two layers of security within a product while not having to disclose the covert feature if desired. It also is easily applied on most commercial printing presses.

InkJetSecureTM Technology. This technology involves an innovative method for coating pigments so that they can be used in high speed continuous inkjet printers without clogging the submicron nozzles of the printers. The application for InkJetSecure™ is to invisibly mark and track individual products through the distribution chain where products are often illegally diverted. The technology is utilized in combination with proprietary tracking software.

SecurDox. The market for “Security on Demand” printing of documents with SecurDox on a standard desktop inkjet printer is large and growing. The Company’s patent for aqueous ink, which was issued in 2004, enables the printing of selective information invisibly on a desktop bubblejet printer, using a water-based secure inkjet cartridge. The information can then be activated on-demand.

SecureLightTM Technology. Following the development and commercialization of LaserLock, the Company invested in developing new proprietary color shifting inks that could penetrate broader markets and result in far greater revenues. During the past nine years, LaserLock has refined its technologies and their applications, and now has what is believed to be the easiest, most cost effective and efficient authentication technologies available in the world today. Our most recent technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect DVDs, apparel, pharmaceuticals, and virtually any other physical product.

The identical compact fluorescent lighting is used in most color photocopiers and color scanners so that any document which incorporates SecureLight™ ink cannot be copied and/or reproduced on a color copier or color scanner. In 2013, the Company filed for patent protection for an enhanced version of SecureLight™ technology, called SecureLight+™.

Our digital solution is an iOS app that assists with Single Sign On and Username/Password management. It securely stores Username/Password combinations for multiple websites and allows the user to authenticate with a simple color, gesture swipe rather than having to remember which Username/Password is required for every website. The application is available in the Apple Online App Store and support iPod, iPhone and iPad.

The digital services is an enterprise, multi-factor, strong authentication solution that can also provide authenticated attributes like GeoLocation. It combines 3 independent authentication factors – something you know (for instance a color, gesture swipe), something you have (for instance a smartphone) and something you are (for instance your facial geometry). It can also determine Geolocation utilizing a number of mechanisms including GPS, cell tower triangulation and IP/WIFI address. Because the services utilizes biometrics it completely eliminates the possibility that Users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

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

Our Intellectual Property

Intellectual property is important to our business. Our current patent portfolio consists of seven granted patents, four U.S. applications pending and five foreign applications pending. While some are commercially ready now, we also believe that some of the patents that have been granted may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of the patents related to the five inventions are described above.

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible. Since January 2013, the Company has filed for four new patents. When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited. Generally, for a patent to be granted, the product or process must be new and be inventively different from what has been previously patented or otherwise known anywhere in the world. Patents generally have a life span of 20 years from the date of application depending on the relevant jurisdiction, after which time any person is free to exploit the product or process covered by a patent. A person who is the owner of a patent has, within the jurisdiction in which the patent is granted, the exclusive right to exclude others from practicing the subject matter defined in the patent claims.

Since January 2013, the Company has filed five foreign patent applications. The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that, if filed, such a challenge will not be successful. The granting of a U.S. patent does not ensure that patents will be granted in other countries where protection is sought. Standards for granting patents vary and there is a possibility that prior art not yet discovered could arise and could prevent the grant of a foreign patent and cast into question the validity of a U.S. patent.

Research and Development

We have been involved in research and development, since our inception and intend to continue our research and development activities, funds permitting. Until January 1, 2013, the Company’s research and development focus was on pigment technologies. Since January 1, 2013, the Company has split its research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications.

For the years ended December 31, 2014 and 2013, we incurred research and development costs of $5,698,182 and $142,163.

Our Revenue Model

To date, the Company has not generated significant revenue. We believe to create demand for our products and services, requires a marketing program that effectively reaches potential customers. In developing our most recent marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and their products as well as through the sale of inks.

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

Employees

As of December 31, 2014, we had six full time employees and two part time employees to assist us with our marketing and sales strategy, research and development, technical assistance and distribution services. None of our employees are represented by a union or covered by a collective bargaining agreement. We also utilize the services of outside contractors. We believe that our relations with our employees, consultants and contractors are good.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located in approximately 1800 square feet of space rented by the Company at 3112 M Street, NW, Washington, DC, 20007.

ITEM 3. LEGAL PROCEEDINGS.

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations. There are no ongoing negotiations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “LLTI”. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board, Inc. Until recently, there was only sporadic and intermittent trading activity of our common stock. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended March 31, 2013	$0.50	$0.03
Quarter ended June 30, 2013	$0.28	$0.14
Quarter ended September 30, 2013	$0.21	$0.09
Quarter ended December 31, 2013	$0.13	$0.06

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended March 31, 2014	$0.10	$0.05
Quarter ended June 30, 2014	$0.10	$0.04
Quarter ended September 30, 2014	$0.12	$0.04
Quarter ended December 31, 2014	$0.05	$0.01

Common Stockholders

As of April 13, 2015, our shares of common stock were held by approximately 1,329 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,335,000	$.00	19,074,004
Equity compensation plans not approved by security holders	13,900,000	$.05	—
Total:	35,335,000	$.05	19,074,004

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

Recent Sales of Unregistered Securities

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and nine months ended September 30, 2014, $11,700 was accreted through interest expense. The note and accrued interest at 8% per annum are due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2014, the fair value of the warrant liability was $44,566 and the note payable balance was $117,560, net of $32,440 discount. This note is in default.

On August 14, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and nine months ended September 30, 2014, $14,045 was accreted through interest expense. The note and accrued interest at 8% per annum are due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2014, the fair value of the warrant liability was $29,697 and the note payable balance was $81,771, net of $18,229 discount. This note is in default.

On August 12, 2014, the Company issued notes payable for $50,000, which included fully vested warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $17,455 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and nine months ended September 30, 2014, $7,775 was accreted through interest expense. The note and accrued interest at 8% per annum are due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2014, the fair value of the warrant liability was $14,848 and the note payable balance was $40,320, net of $9,680 discount. This note is in default.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and nine months ended September 30, 2014, $10,653 was accreted through interest expense. The note and accrued interest at 8% per annum are due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2014, the fair value of the warrant liability was $29,692 and the note payable balance was $87,739, net of $12,261 discount. This note is in default.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the three and nine months ended September 30, 2014, $26,617 and $34,222, respectively, were accreted through interest expense. The note and accrued interest at 8% per annum as was originally due on September 11, 2014, but the Company received approval to extend the maturity until December 11, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2014, the fair value of the warrant liability was $49,026 and the note payable balance was $250,000. This note is in default.

The foregoing issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) as transactions not involving a public offering.

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

Overview

The Company is a technology pioneer and leader in the markets for Identity & Access Management and Anti-Counterfeiting. We deliver security solutions for identification and authentication of people, products and packaging. We develop and market technologies for a variety of applications in the security field for both digital and physical transactions.

The challenges associated with digital access control and identity theft have now become problems that make the news daily. Consumers, citizens, employees, governments and employers are all demanding solutions. The current widespread use of passwords or PINs for authentication has been proven insecure and inadequate. Individuals increasingly expect anywhere-anytime experiences – whether they are making purchases, crossing borders, accessing services or logging onto corporate resources. They expect those experiences to insure the protection of their privacy and to provide confidentiality.

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security – from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both delightful to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, social media, etc. We generate sales through licenses to utilize our high availability cloud services or operate our solutions directly by a customer.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including everything from money, passports, ID cards, medicines, pharmaceuticals, apparel, accessories, music, software, food, beverages cigarettes, automobile and airplane parts, consumer goods, toys and electronics, etc. Described by the FBI as the crime of the 21st century, product counterfeiting accounts for an estimated 5% of global trade and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, perfume, compact disks, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, DVDs, and credit cards. We generate sales through licenses of our technology or through direct sales of our technology.

We have filed a total of eleven patent applications relating to our technology. Currently we have 7 U.S. patents, 4 U.S. applications pending for allowance, and 5 foreign applications pending for allowance.

On September 30, 2014, the Company’s pigment patents were valued by an independent third party at approximately $9.5 million.

The physical technologies involve the utilization of invisible and/or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon the Company’s experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

The digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license. These mechanisms include knowledge factors (something you know), possession factors (something you have) and biometric factors (something you are). We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism. We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

Strategic Outlook

We believe that the security, identification and authentication industries will continue to grow over time as more commerce is conducted online. Within the market, we intend to provide our products to government bodies and merchants in the consumer products, gaming and financial services industries.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following discussion analyzes our results of operations for the years ended December 31, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception. For the years ended December 31, 2014 and 2013, we generated revenues of $124,598 and $3,140, respectively. Our net loss was $7,918,494 for the year ended December 31, 2014, an decrease of $8,472,375 from a net loss of $16,390,869 for the year ended December 31, 2013, primarily as a result of fair value adjustments related to warrant liability and option grants.

Cost of Sales

For the years ended December 31, 2014 and 2013, we incurred proprietary technology costs of sales of $113,024 and $2,710. The increase in cost of sales is a result of costs related to the production of pigments used in the generation of revenue.

General and Administrative Expenses

General and administrative expenses were $791,775 for the year ended December 31, 2014 compared to $762,668 for the year ended December 31, 2013, an increase of $29,107. The increase is attributable to increases in depreciation, insurance, office expenses, payroll taxes and rent. This increase mostly resulted from increases in payroll taxes and utilities from the hiring of additional staff and expanding office space.

Legal and Accounting

Legal and accounting fees decreased $131,045 to $344,903 for the year ended December 31, 2014 from $475,948 for the year ended December 31, 2013. The decrease in legal and accounting fees between the periods was related to patent costs and costs associated with the Form S-1 Registration Statement filed with the Securities and Exchange Commission in August 2013 and associated matters, which did not occur in 2014.

Payroll Expenses

Payroll expenses decreased to $1,611,376 for the year ended December 31, 2014 from $9,485,339 for the year ended December 31, 2013, a decrease of $7,873,963. The majority of the decrease was the expense of the fair market value of options issued to the Board and the officers of the Company aggregating approximately $8.5 million in 2013, which did not occur in 2014.

Research and Development

Research and development expenses increased $9,934,431 to $10,590,271 for the year ended December 31, 2014 from $655,840 for the year ended December 31, 2013. The increase in research and development expenses was due to warrants and shares issues issued in the quarter ended March 31, 2014 and the quarter ended December 31, 2014 related to the Patent and Technology License Agreement entered into on December 31, 2012. Additionally, the Company is obligated under the December 31, 2012 agreements to pay $4.5 million for the technology acquired.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2014 were $238,584 as compared to $261,804 for the year ended December 31, 2013, a decrease of $23,220. The Company has reduced expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the year ended December 31, 2014, we incurred interest expense of $199,364, as compared to $127,825 for the year ended December 31, 2013, an increase of $71,539. The increase in interest expense relates to the conversion of notes payable and accrued interest into common stock in 2014.

Loss on Extinguishment of Debt

The loss from extinguishment of debt was $57,000 for the year ended December 31, 2014, compared to $1,221,875 for the year ended December 31, 2013. The decrease in loss on extinguishment of debt was a result of the excess fair value of the common stock issued over the value of the notes payable, and accrued interest thereon, that were retired in the three months ended June 30, 2013.

Change in Fair Value of Warrants

During the year ended December 31, 2014, the Company incurred a change in the fair value of warrants of $5128204 as compared to $604,209 for the year ended December 31, 2013. The change resulted from the re-valuation of warrants associated with the Investment Agreement entered into on December 31, 2012, the Subscription Agreement entered into on January 31, 2013 and the notes payable issued during 2014. The value of the warrant liability has decreased because the stock price has decreased.

Change in Fair Value Embedded Derivative Liability

As of December 31, 2014, the embedded derivative liability associated with the beneficial conversion feature of the preferred stock decreased to $0 resulting in an unrealized gain of $800,000 compared to an unrealized gain of $200,000 as of December 31, 2013.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the year ended December 31, 2013, the Company issued warrants with convertible preferred stock. The fair value of the warrants were in excess of consideration for the convertible stock and resulted in a loss of $2,995,791. No such transaction for the year ended December 31, 2014.

Liquidity and Capital Resources

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. There is no assurance that we will raise sufficient capital in order to meet our goals of implementing a sales and marketing effort to introduce the products. We do not believe that our existing cash resources will be sufficient to sustain our operations during the next twenty-four months, however we may need to raise additional funds in the future. We intend to raise such financing through private placements and/or the sale of debt and equity securities. The issuance of additional equity would result in dilution to our existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

As of April 13, 2015 we had cash resources of approximately $5,000.

Net cash used in operating activities decreased $768,752 to $2,020,017 for the year ended December 31, 2014 as compared to $2,788,769 for the year ended December 31, 2013. The decrease in net cash used in operating activities is mainly related to the change in the fair value of the warrant liability offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $0 for the year ended December 31, 2014 as compared to $32,527 for the year ended December 31, 2013, a decrease of $32,527.

Net cash provided by financing activities decreased by $314,919 to $798,000 for the year ended December 31, 2014 from $1,112,919 for the year ended December 31, 2013. The cash provided consisted of proceeds from the issuance of debt securities.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. The following sets forth our primary sources of capital during the previous two years.

During the years ended December 31, 2014 and 2013, the Company’s operational resources were used primarily to fund general and administrative expenses to continue operations and to develop a sales and marketing program.

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

Technology and Service Agreement

In connection with the Investment Agreement, the Company entered into a Technology and Service Agreement with VerifyMe (the “Technology and Service Agreement “), pursuant to which VerifyMe purchased warrants of the Company to purchase 22,222,222 shares of the Company’s common stock for $1 million. Additionally, the Company executed a services agreement with Zaah Technologies, Inc. (“Zaah”) concurrently with this agreement (the “Zaah Technology and Service Agreement”). The Company is to use up to $550,000 of the proceeds from the Technology and Service Agreement for the purpose of the Company’s hiring (i) a full-time Chief Technology Officer or Chief Information Officer and (ii) two full-time business developers.

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

At December 31, 2013, the fair value of the embedded derivative (beneficial conversion feature) was evaluated based on the fair value of the Company’s stock price as compared to the Preferred A conversion price. The fair value of the embedded derivative at December 31, 2014 was $0.

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

In October 2012, the Company commenced private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $0.045 and $0.05 per unit. As of December 31, 2012, the Company sold 21,888,889 units that raised $1,060,000 for the Company.

On November 13, 2012, an employee and consultant exercised options to purchase in the aggregate 10,490,996 shares of the Company’s common stock at an exercise price of $.00125 per share that raised $13,114 for the Company.

On December 20, 2012, an investor exercised warrants to purchase 333,333 shares of the Company’s common stock at $0.15 per share that raised $50,000 for the Company.

In January and February 2013, the Company received $185,000 from the sales of 3,700,000 units from private placements consisting of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. The shares and warrants were sold in units with each unit comprised of one share and one warrant at a purchase price of $.05 per unit.

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

On June 5, 2014, the Company entered into an exclusive 6 month agreement with Merriman Capital, Inc. to raise additional capital for the Company (the “Proposed Capital Raise”). The agreement has expired. Between June 2014 and September 2014, the Company issued notes payable for an aggregate price of $650,000 and fully-vested warrants to purchase an aggregate 3,400,000 shares of Common Stock at an exercise price of $0.05 per share, expiring in five (5) years (the “Notes Payable Transactions”). The Company and the David S. Pottruck Revocable Trust (the “Purchaser”) entered into that certain Note and Option Purchase Agreement, dated August 14, 2014 (the “Note and Option Purchase Agreement”), whereby the Company issued to the Purchaser (i) a promissory note in the aggregate principal amount of $100,000.00 (the “Note”), and (ii) an option to purchase up to 600,000 shares of Common Stock for an exercise price per share of $0.05 (the “Option”).

The Proposed Capital Raise, the Notes Payable Transactions, and the Note and Option Purchase Agreement purportedly violate the terms and conditions of the various transaction documents relating to the VerifyMe agreements, and would, among other things, have required the Company to obtain VerifyMe’s prior written consent for the Proposed Capital Raise, and triggered certain put rights, anti-dilution rights, and preemptive rights afforded to VerifyMe.

The Company is currently in negotiations with VerifyMe to obtain VerifyMe’s consent and waiver to any purported violations of the VerifyMe transaction documents by the Company.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2014 using criteria established in Internal Control — Integrated Framework issued (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to staffing changes in proximity to filing the 10K.

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

Changes in Internal Control Over Financial Reporting

As of December 31, 2014, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Paul Klapper was appointed to the Board on December 9, 2013. Mr. Klapper received the standard option-based compensation package offered by the Company for serving on the Board, in line with the compensation received by the other members of the Board, consisting of 1,000,000 options to purchase common stock of the Company, with an exercise price of $0.05, exercisable on the date of grant, and 1,000,000 options to purchase common stock of the Company, with an exercise price of $0.05, exercisable on the one-year anniversary of the date of grant.

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

3. Notes payable were issued to Clydesdale Partners II, LLC in the amounts of $48,000 during the year ended December 31, 2014.

Paul Klapper

1. Paul Klapper entered into a revenue sharing agreement with the Company based on the successful introduction to a customer, which results in revenues to the Company. The commission range is from 5% - 10% of net sales for a period of five years.

The schedule of customers as of December 31, 2014, is as follows: Intersections (May 21, 2014), Hewlett-Packard (September 21, 2014) and Mozido (November 21, 2014).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Constance Harriman-Whitfield**	66	Director
Claudio R. Ballard*	56	Director
Neil Alpert	37	Director, Chief Executive Officer
Paul Klapper**	76	Director
Jonathan Weinberger*	38	Director
Paul Donfried	53	Chief Technical Officer
Scott McPherson	53	Chief Financial Officer

*	Appointed as Director by VerifyMe, Inc.
**	Have resigned from the Board of Directors since December 31, 2014

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

CLAUDIO R. BALLARD

Claudio R. Ballard, 56, is the Chairman, Founder and one of the two Managing Members of VEEDIMS. Mr. Ballard is currently the President of VerifyMe, Inc. In 2010, Mr. Ballard was named “Inventor of the Year” by the United States Business and Industry Council, in recognition of his founding of Iconic Motors and VEEDIMS as well as the creation of the DataTreasury Global Repository Platform, a patent-protected electronic transaction system licensed by banks to process digital checks.

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

PAUL F. KLAPPER

Paul F Klapper, 76, brings over 50 years of business experience in various enterprises. Mr. Klapper has an extensive entrepreneurial background in travel, real estate development, venture capital and private equity. In 1994 he and his investment partners acquired Long John Silver’s and A&W Restaurants where he served as the Chairman and Board Member, until this company was sold to Yum Brands.

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

NEIL ALPERT

Neil Alpert, 37, became the President, a Director and Chief Operating Officer of LaserLock Technologies, Inc. on October 16, 2012. On June 14, 2013, Neil Alpert became the Chief Executive Officer of the Company. In his capacity as President, Mr. Alpert is responsible for overseeing the day-to-day operations of the company as well as its vision for the future. His background spans over a decade of management experience in the political, non-profit and business sectors.

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

CONSTANCE HARRIMAN-WHITFIELD

Constance B. Harriman, 66, has helped formulate U.S. trade, natural resource and legal policy in executive positions at three US government agencies: the US Export-Import Bank and the US Department of Justice and Interior. During her over twenty-five years of legal, public policy, and management experience, Ms. Harriman has worked extensively with Congress, federal agencies, the media, and special interest groups. She has given speeches throughout the United States and abroad on issues related to finance, natural resources, and environmental technology.

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

JONATHAN WEINBERGER

Jonathan R. Weinberger, 38, is an experienced, accomplished, and well respected member of the Washington D.C. legal, government, and business communities. Jonathan currently serves as Executive Vice President of a revolutionary technology company called Veedims, LLC based in Fort Lauderdale, Florida. He also serves as a senior advisor to the owners of the private holding company that owns Veedims.

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

PAUL DONFRIED

Paul Donfried, 53, joined LaserLock as Chief Technology Officer in 2013. He is responsible for leading the development of innovative, resilient and easy-to-use solutions for meeting the anti-counterfeiting and brand protection needs of our customers. In his role as CTO, Mr. Donfried is also responsible for IT services, both internal and external.

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

SCOTT MCPHERSON

Scott McPherson, 53, is currently the Chief Financial Officer of CannLabs, Inc. and became CFO of LaserLock Technologies on December 1, 2014. Mr. McPherson previously served as Chief Financial Officer of the Company from December 2012 to October 2013. Prior to that, Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2012 through November 2012. Virtual Piggy, Inc. is a public company that has increased market interest towards the security aspects of online gaming and social networking and has focused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner. Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting and tax services for numerous clients in various industries. The firm also performs litigation support services, primarily involving class action lawsuits and other lawsuits involving accounting malpractice or manipulation. The firm has successfully assisted small public companies by developing procedures for them to implement in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson. Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was a partner in the SEC, Merger and Acquisition and Co-Chairman of the Litigation Support departments of a regional certified public accounting firm.

Committees

Our board of directors has created a separately designated audit committee, governance committee and compensation committee. Our Board concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the cost of retaining such a person. As a result, no member of our Board is an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2014, except that none of the Company’s directors filed his or her Form 4 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer and named executive officers during the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)		Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Norman A. Gardner Founder	2013 2014	171,333 200,000	*	3,787,700	—	3,959,033
Neil Alpert President & CEO	2013 2014	200,000 200,000	**	3,787,700	— —	3,987,700
Paul Donfried CTO	2013 2014	282,692 300,000	***	24,993	—	307,685

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

As of December 31, 2014, employees have accrued the following:

*	$50,000 accrued
**	$38,827 accrued
***	$76,000 accrued

Outstanding Equity Awards At December 31, 2014

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2014.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)		Option expiration Date
Norman A. Gardner	1,000,000 19,000,000	— —	$ $	0.05 0.05	11/20/2022 06/29/2023
Neil Alpert	1,000,000 1,000,000 1,000,000 19,000,000	— — — —	$ $ $ $	0.05 0.05 0.05 0.05	11/20/2022 11/16/2023 11/20/2024 06/29/2023
Paul Donfried	250,000	—		$0.05	1/22/2023
Scott McPherson	200,000	—		$0.05	7/16/2022

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

On October 8, 2012 the Company entered into an agreement with the then Vice Chairman and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the Vice Chairman and Chief Executive Officer to purchase 5% of the fully diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million. As of June 14, 2013, the agreement no longer exists, but all appropriate compensation has been awarded.

We currently have a three year employment agreement dated October 16, 2012 with our President and Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company has agreed to issue options to the President and Chief Executive Officer to purchase 5% of the fully diluted shares of the Company’s common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million.

Option Issuance

On November 21, 2012, the Company issued the then Vice Chairman and Chief Executive Officer of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.05, with a term of ten years.

On November 21, 2012, the Company issued the President and Chief Operating Officer of the Company an option to purchase 2 million shares of the Company’s common stock at an exercise price of $0.05, with a term of ten years.

On March 28, 2014, the Company issued the President and Chief Executive Officer of the Company an option to purchase 1 million shares of the Company’s stock at an exercise price of $0.05 with a term of ten years.

Director Compensation

Name		Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Claudio Ballard Neil Alpert	2013 2013 2012	— — —	219,982 — —	219,982 — —
Jonathan Weinberger	2013 2012	— —	89,568 89,568	89,568 89,568

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

On February 20, 2014, the following members of the Board of Directors of LaserLock Technologies, Inc. resigned from the Board of Directors: Michael Chertoff, General Peter Pace, Michael R. Sonnenreich (Chairman) and Paul Wolfowitz.

On February 15, 2015, Constance Harriman resigned from the Board of Directors and on February 26, 2015, Paul Klapper resigned from the Board of Directors.

Narrative Disclosure to Directors Compensation Table

We did not pay an annual fee to any of our directors during 2013 or 2014. Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The following table sets forth, as of December 31, 2014, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of December 31, 2014 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o LaserLock Technologies, Inc., 3112 M Street, NW, Washington, DC 20007.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership†		Percentage of Class†
5% Beneficial Owners
Robert L. Bast 110 Spruce Lane Ambler, PA 19002	28,423,622	(1)	9.20%
Clydesdale Partners II LLC 201 Spear Street, Suite 1750 San Francisco, CA 94105	57,748,334	(2)	18.78%
Nob Hill c/o Stephen Ray 100 V Embarcadero PH San Francisco, CA 94105	32,751,363	(3)	10.65%
VerifyMe, Inc. 205 Linda Drive Daingerfield, TX 75638	76,349,205	(4)	20.22%

Executive Officers and Directors

Jonathan Weinberger	10,105,505	(5)	3.2%
Norman A. Gardner	38,490,000	(6)	12.5%
Neil Alpert	26,000,000	(7)	8.5%
Constance Harriman-Whitfield	2,333,333	(8)	*
Claudio Ballard	3,000,000	(9)	*
All officers and directors as a group (5 people)	79,928,838		25.9%

*	Less than 1 percent
†	In accordance with SEC rules, options, warrants and other securities exercisable for or convertible into shares of our common stock that were exercisable as of December 31, 2014, or would become exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options, warrants or other securities for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(1)	Consists of 28,423,622 shares of common stock.
(2)	Consists of 48,348,334 shares of common stock and 9,400,000 shares of PFK Acquisition Group II LLC, which is under common control.
(3)	Consists of 32,751,363 shares of common stock.
(4)	Consists of 6,349,206 shares of common stock, 21,111,111 shares underlying convertible preferred stock, 48,888,888 shares underlying warrants exercisable at 0.10 per share.
(5)	Consists of 1,105,500 shares of common stock, 9,000,000 shares underlying options exercisable at $0.05 per share.
(6)	Consists of 18,490,000 shares of common stock, and 20,000,000 shares underlying options exercisable at $0.05 per share.
(7)	Consists of 3 million shares of common stock and of 23,000,000 shares underlying options exercisable at $0.05 per share.
(8)	Consists of 333,333 shares of common stock, 2,000,000 shares underlying options exercisable at $.05 per share.
(9)	Consists of 3,000,000 shares underlying options exercisable at $0.05 per share.

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

At December 31, 2014, two shareholders of the Company held $114,000 of the senior secured convertible notes payable.

Three shareholders held $323,000 of notes payable and accrued interest of $31,845.

We have entered an employment agreement with Mr. Gardner and Mr. Alpert. We have issued options to both, which awards are described in more detail under “Item 11. Executive Compensation” of this report. Mr. Gardner’s employment agreement is no longer in place.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. At December 31, 2014, the Board determined that Constance Harriman-Whitfield qualified as an “independent director” pursuant to such rules. As of the date of this filing, the Board determined that no member of the Board qualified as an “independent director” pursuant to such rules subsequent to Ms. Harriman-Whitfield’s resignation from the Board on February 15, 2015. Our Board has created separately designated standing committees. Officers are elected annually by our Board and serve at the discretion of our Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2014 and 2013, were $40,500 and $40,500, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2014 and 2013.

Tax Fees

During the fiscal years ended December 31, 2014 and 2013, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2014 and 2013, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of November 29, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

3.3	Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of May 23, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

10.1	Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

10.2	Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).

10.3	Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference).

10.4	Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S.A., dated October 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).

10.5	Regulations S Stock Purchase Agreement, dated March 10, 2004, by and between the Company and California Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004 and incorporated herein by reference).

10.6	Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.7	Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.8	Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.9	Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.10	Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.11	Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.12	Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.13	Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.14	Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3, 2006 in consideration for services provided to the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference).

10.15	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan adopted on December 9, 2013 (filed as an exhibit to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 19, 2013 and incorporated herein by reference).

10.16	Option Agreement, dated as of March 23, 2012, between the Company and Gaming Partners International Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 and incorporated herein by reference).

10.17	Investment Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.18	Registration Rights Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.19	Technology and Services Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.20	Patent and Technology License Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.21	Asset Purchase Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.22	Technology and Services Agreement (Zaah), dated as of December 31, 2012, between LaserLock Technologies, Inc. and Zaah Technologies, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.23	Employment Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.24	Employment Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.25	Employment Agreement between LaserLock Technologies, Inc. and Scott McPherson, dated as of December 14, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.26	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.27	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.26).

10.28	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Sonnenreich, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.29	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Constance Harriman, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.30	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Peter Pace, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.31	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.32	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Wolfowitz, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.33	Subscription Agreement between LaserLock Technologies, Inc. and VerifyMe, Inc., dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

10.34	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Klapper, dated as of December 9, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.35	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Chertoff, dated as of May 4, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

14.1	Code of Ethics (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

23.1**	Consent of Asher & Company, Ltd.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer and chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserLock Technologies, Inc.

By:	/s/ Neil Alpert

Neil Alpert Chief Executive Officer
Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Neil Alpert	Chief Executive Officer	April 15, 2015
Neil Alpert	(Principal Executive Officer)

Signature	Title	Date

/s/ Scott McPherson	Chief Financial Officer	April 15, 2015
Scott McPherson	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Claudio Ballard	Director	April 15, 2015
Claudio Ballard

Signature	Title	Date

/s/ Jonathan Weinberger	Director	April 15, 2015
Jonathan Weinberger

Report of Independent Registered Public Accounting Firm

To the Board of Directors

LaserLock Technologies, Inc. and Subsidiary

We have audited the accompanying balance sheets of LaserLock Technologies, Inc. and its Subsidiary as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of LaserLock Technologies, Inc. and its Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

April 15, 2015

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,956	$1,285,973
Accounts receivable, net of allowance of $0 at December 31, 2014 and 2013	—	3,573
Inventory	97,360	34,271
Prepaid expenses	181,086	189,474

TOTAL CURRENT ASSETS	342,402	1,513,291

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $161,205 and $91,952 as of December 31, 2014 and 2013	74,821	144,074

OTHER ASSETS
Deposits	37,197	37,197
Patents and Trademark, net of accumulated amortization of $118,502 and $105,393 as of December 31, 2014 and 2013	107,586	120,695

	144,783	157,892

TOTAL ASSETS	$562,006	$1,815,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,217,770	$316,785
Accrued interest - related parties	43,215	16,667
Deferred revenue	16,667	—
Embedded derivative liability	—	800,000
Senior convertible notes payable — related parties	114,000	—
Notes payable	812,553	50,000

TOTAL CURRENT LIABILITIES	6,204,205	1,183,452

LONG-TERM LIABILITIES
Warrant liability	$6,370,709	$6,000,000
Accrued interest - related parties	112,885	300,677
Senior secured convertible notes payable - related parties	—	330,249

TOTAL LONG-TERM LIABILITIES	6,483,594	6,630,926

TOTAL LIABILITIES	12,712,799	7,814,378

CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of December 31, 2014 and 2013	633,333	633,333
Common stock, $ .001 par value; 675,000,000 shares authorized; 337,374,052 shares issued and 307,578,149 outstanding at December 31, 2014 and 319,862,042 shares issued and 290,066,139 outstanding at December 31, 2013	337,374	319,862
Additional paid in capital	24,713,294	22,938,983
Treasury stock, at cost (29,795,903 shares at December 31, 2014 and 2013)	(113,389)	(113,389)
Accumulated deficit	(37,696,405)	(29,777,910)

STOCKHOLDERS’ DEFICIT	(12,125,793)	(5,999,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$562,006	$1,815,257

The accompanying notes are an integral part to these financial statements.

Statements of Operations

For the Years Ended and 2014

	Year Ended December 31, 2014	Year Ended December 31, 2013
NET REVENUE
Sales	$116,265	$3,140
Royalties	8,333	—

TOTAL NET REVENUE	124,598	3,140

COST OF SALES	113,024	2,710

GROSS PROFIT	11,574	430

OPERATING EXPENSES
General and administrative	811,916	762,668
Legal and accounting	344,903	475,948
Payroll expenses (a)	1,611,376	9,485,339
Research and development	10,590,271	655,840
Sales and marketing	218,443	261,804

Total operating expenses	13,576,909	11,641,599

(LOSS) BEFORE OTHER INCOME	13,565,335	(11,641,169)

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	(199,364)	(127,825)
Loss on extinguishment of debt	(82,000)	(1,221,875)
Change in fair value of warrants	5,128,204	(604,209)
Change in fair value of embedded derivative liability	800,000	200,000
Fair value of warrants in excess of consideration for convertible preferred stock	—	(2,995,791)

	5,646,840	(4,749,700)

LOSS BEFORE INCOME TAX BENEFIT	(7,918,495)	(16,390,869)

INCOME TAX BENEFIT	—	—

NET LOSS	(7,918,495)	(16,390,869)

Less: Deemed dividend distribution	—	(1,000,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(7,918,495)	$(17,390,869)

BASIC	$(.03)	$(0.07)

DILUTED	$(.03)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	303,748,409	250,043,403

DILUTED	303,748,409	250,043,403

(a) - includes share based compensation of $860,235 for the year ended December 31, 2014 and $8,619,137 for the year ended December 31, 2013

The accompanying notes are an integral part to these financial statements.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended and 2014

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Deficit Accumulated During the
	Number of Shares	Amount	Number of Shares	Amount		Treasury Stock	Development Stage	Total
Balance at December 31, 2012	—	$—	218,448,109	$248,244	$11,387,929	$(113,389)	$(13,387,041)	$(1,864,257)
Issuance of shares of preferred stock	33,333,333	$1,000,000	—	—	—	—	—	1,000,000
Conversion of shares of preferred stock to common stock	(12,222,222)	$(366,667)	12,222,222	12,222	354,445	—	—	—
Issuance of shares of common stock	—	—	4,811,111	4,811	230,189	—	—	235,000
Shares issued for conversion of notes payable and accrued interest	—	—	18,275,000	18,275	1,871,725	—	—	1,890,000
Exercise of options	—	—	3,335,000	3,335	14,584	—	—	17,919
Exercise of warrants	—	—	1,000,000	1,000	9,000	—	—	10,000
Fair value of employee stock options	—	—	—	—	8,619,136	—	—	8,619,136
Deemed dividend distribution	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Exercise of warrants	—	—	6,000,000	6,000	53,999	—	—	59,999
	—	—	25,974,697	25,975	1,397,976	—	—	1,423,951
Net loss for the year ended June 30, 2013	—	—	—	—	—	—	(16,390,869)	(16,390,869)

Balance at December 31, 2013	21,111,111	633,333	290,066,139	319,862	22,938,983	(113,389)	(29,777,910)	(5,999,121)
Issuance of shares of common stock for services	—	—	6,349,206	6,349	393,651	—	—	400,000
Cashless exercise of options	—	—	2,714,285	2,714	(2,714)	—	—	0
Fair value of employee stock options	—	—	—	—	860,235	—	—	860,235
Issuance of shares of common stock for settlement of debt	—	—	8,448,519	8,449	498,139	—	—	506,588
Forgiveness of related party debt	—	—	—	—	25,000	—	—	25,000
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	(7,918,495)	(7,918,495)

Balance at December 31, 2014	21,111,111	$633,333	307,578,149	$337,374	$24,713,294	$(113,389)	$(37,696,405)	$(12,125,793)

The accompanying notes are an integral part to these financial statements.

Statements of Cash Flows

For the Years Ended and 2014

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,918,495)	(16,390,869)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	860,235	8,619,137
Accretion of discount on notes payable	202,377	3,718
Change in fair value warrant liability	(5,128,204)	604,209
Change in fair value of embedded derivative liability	(800,000)	(200,000)
Fair value of warrants in excess of consideration for convertible preferred stock	—	2,995,791
Fair value of stock in excess of converted notes payable and accrued interest	82,000	1,221,875
Amortization and depreciation	82,362	81,929
Stock and warrants issued in exchange for technology	5,736,089	—
(Increase) decrease in assets
Accounts receivable	3,573	(100)
Inventory	(63,089)	(14,291)
Prepaid expenses	8,388	560,526
Deposits	—	(37,197)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	4,898,080	(233,497)
Deferred revenue	16,667	—

Net cash used in operating activities	$(2,020,017)	$(2,788,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(10,573)
Purchase of intangibles	—	(21,954)

Net cash used in investing activities	—	(32,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	—	1,000,000
Proceeds from issuance of common stock	—	235,000
Proceeds from exercise of stock options	—	17,919
Proceeds from exercise of warrants	—	10,000
Proceeds from issuance of notes payable	798,000	—
Repayments of notes payable	—	(150,000)

Net cash provided by financing activities	798,000	1,112,919

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,222,017)	(1,708,377)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,285,973	2,994,350

CASH AND CASH EQUIVALENTS - END OF YEAR	$63,956	$1,285,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$13,895

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of stock issued for conversion of notes payable and accrued interest	$506,588	$2,092,075

Fair value of stock issued for conversion of preferred stock to common stock	$—	$366,667

Accretion of discount on preferred stock as deemed dividend distribution	$—	$1,000,000

Fair value of beneficial conversion feature	$—	$1,500,000

Conversion of warrant in lieu of cash repayment of notes payable	$—	$60,000

Fair value of warrants issued as debt discount	$211,576	$—

Forgiveness of related party debt	$25,000	—

The accompanying notes are an integral part to these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

LaserLock Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Washington, D.C. and its common stock is traded on the OTCQB under the ticker symbol “LLTI”. A high-tech solutions company in the field of authenticating people and products, LaserLock offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

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

The solution integrates three independent authentication factors – something you have (for instance a smartphone), something you know (for instance a color gesture swipe) and something you are (for instance your facial geometry)—into a simple, fast, intuitive solution. The system can also accurately determine the precise location of the individual using a variety of mechanisms including GPS, cell tower triangulation, IP or WIFI address. Because the solution incorporates biometrics it completely eliminates the possibility that users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and notes payable. The carrying value of cash, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable and convertible debt approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Patents and Trademark

The Company has filed eleven patent applications relating to the company technology. Currently we have 7 U.S. patents, 4 U.S. applications pending for allowance, and 5 foreign applications pending for allowance. The Company has also purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be17 to 20 years.

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

Deferred Financing Costs

Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by ASC 470-50, “Debt – Modification and Extinguishments.”

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

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2011 through 2013 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $62,835 and $53,979 for the years ended December 31, 2014 and 2013 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2014 and 2013 were $10,590,271 and $655,840.

Basic and Diluted Net Income per Share of Common Stock

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Since the Company reported a net loss for years ended December 31, 2014 and 2013, common stock equivalents, including convertible preferred stock, convertible debt, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share during the years were the same.

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

The Company adopted the amendment retrospectively commencing with the interim period ending June 30, 2014.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the potential impact of this standard.

Reclassifications

Certain amounts in the 2013 statement of operations have been reclassified in order for them to conform with the 2014 presentation.

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

The Company does not believe that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2014	2013
Furniture and Fixtures	$219,871	$219,871
Equipment	16,155	16,155

	236,026	236,026
Less: Accumulated depreciation	161,205	91,952

	$74,821	$144,074

Depreciation of property and equipment was $69,253 and $68,839, respectively, for the years ended December 31, 2014 and 2013.

NOTE 4 – PATENTS AND TRADEMARK

The Company has seven issued patents, four U.S. applications pending, and five foreign applications pending for allowance. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During the years ended December 31, 2014 and 2013, the Company capitalized $0 and $21,954 of patent costs.

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

At December 31, 2014 the Company has a net operating loss (“NOL”) that approximates $26.0 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Current	($5,505,000)	$1,837,000
Deferred	(372,000)	3,284,000
Change in valuation allowance	5,877,000	(5,121,000)

	$—	$—

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2014		2013
	Amount	%	Amount	%
U.S federal income tax benefit at federal statutory rate	$(2,771,000)	(35)	$(5,718,000)	(35)
State tax, net of federal tax effect	(463,000)	(6)	(956,000)	(6)
	—	—	—	—
Deductible share based compensation	—	—	(318,000)	(2)
Non-deductible changes in derviative liability and share based transactions	(2,639,000)	(33)	1,895,000	12
Other	(4,000)	—	(24,000)
Change in valuation allowance	5,877,000	74	5,121,000	31

	$—	—	$—	—

The primary components of the Company’s December 31, 2014 and 2013 deferred tax assets, liabilities and related valuation allowance are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax asset for NOL carryforwards	$10,649,000	$5,144,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Share based compensation	4,205,000	3,683,000
Non deductible accrued expenses	—	150,000
Valuation allowance	(14,689,000)	(8,812,000)

	$—	$—

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2014 and 2013. The Company did not recognize any interest or penalties during 2014 and 2013 related to unrecognized tax benefits.

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

As of December 31, 2014 and December 31, 2013, the outstanding principal balance on these notes was $114,000 and $330,249. Accrued interest at December 30, 2014 and December 31, 2013 amounted to $112,885 and $300,677.

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

As of December 31, 2014, the outstanding principal balance on these notes was $114,000. Accrued interest at December 31, 2014 amounted to $112,885.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

NOTE 8 – NOTES PAYABLE

During the fourth quarter of 2013, all of the $561,000 of unsecured notes payable, less 9,914 of unamortized discount, plus accrued interest of $83,715 was converted into 4,473,333 shares of common stock plus a cash repayment of $150,000. Since this conversion was with a related party it was treated as a capital transaction in accordance with FASB ASC 470-50-40-3.

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

Notes payable consists of the following as of December 31:

	December 31, 2014	December 31, 2013
Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$114,000	$330,249
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest at 8% per annum; principal and accrued interest due at December 1, 2014 (past due)	650,000	—
Notes payable, interest at 5% and 8% per annum; principal and interest due April 2015	123,000	—
Less: Debt discount	(10,447)	—

	926,553	380,249
Less: Current portion	926,553	50,000

Long-term portion	$—	$330,249

At December 31, 2014 and 2013 accrued interest on notes payable was $155,992 and $317,344.

The notes payable balance as of December 31, 2014 includes a Series A note payable in the amount of $50,000 with interest of 8% per annum. This note matured in October 2011 and is past due. Accrued interest associated with this note was $20,667 as of December 31, 2014. The Company has been unable to locate this shareholder.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $34,222 was accreted through interest expense. The note and accrued interest at 8% per annum was originally due on December 11, 2014, but the Company received approval to extend the maturity until December 31, 2014. As of December 31, 2014 the note is in default. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $17,741 and the note payable balance was $250,000. This note is in default.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $22,914 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. As of December 31, 2014 the note is in default. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,178 and the note payable balance was $100,000. This note is in default.

On August 12, 2014, the Company issued notes payable for $50,000, which included fully vested warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $17,455 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $17,455 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. As of December 31, 2014 the note is in default. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $5,585 and the note payable balance was $50,000. This note is in default.

On August 14, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $32,274 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. As of December 31, 2014 the note is in default. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,226 and the note payable balance was $100,000. This note is in default.

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $44,140 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. As of December 31, 2014 the notes are in default. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $17,385 and the note payable balance was $150,000. This note is in default.

On December 5, 2014, the Company issued a note payable for $23,000 to a stockholder, which bears interest at 5.0% and is due on April 5, 2015. This note is in default.

On December 31, 2014, the Company issued a note payable for $100,000, which include fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share expiring in five years. The warrants were valued at $11,812 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 229.0%, risk free interest rate of 1.68% and expected life of 5 years. The relative fair value of the warrants was $10,563 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $116 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on April 1, 2015. This note is currently in default. The warrants are subject to anti-dilution adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is revalued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,812 and the note payable balance was $89,553, net of a discount of $10,447. This note is in default.

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

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2014 and December 31, 2013, the fair value of the warrant liability was $787,544 and $3,700,000.

On January 1, 2014, the Company issued warrants to purchase 6,349,206 shares of the Company’s common stock as consideration for technology received from VerifyMe under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2014, the fair value of the warrant liability was $121,209.

The Company made the payment of warrants to VerifyMe on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable. The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received from VerifyMe is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of shares of common stock equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of $0.10 per share. Based upon the current share price of $0.04 per share, this would result in the issuance of approximately an additional 125 million shares of common stock and warrants to purchase an additional 125 million shares. The $4,500,000 was accrued at December 31, 2014. The number of warrants to be issued based on a stock price of $0.02 at December 31, 2014 was 250 million warrants. The warrants were valued at $4,892,089 using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions: no dividend yield, expected volatility of 229.1%, risk free interest rate of 1.65% and expected life of five years.

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

At any time before January 31, 2015, VerifyMe has the right, but not the obligation, to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by VerifyMe in exchange for the price originally paid by VerifyMe therefor upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurrence of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share. This right has not been exercised.

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and was valued at $1 million at January 31, 2013.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $1 million at January 31, 2013, $0 at December 31, 2014 and $800,000 at December 31, 2013. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. Because this amount was entirely in excess of the transaction price, this amount was recorded as a charge to expenses of $2,995,791 in 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2014 and December 31, 2013, the fair value of the warrants was $494,939 and $2,300,000, respectively.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of beneficial conversion feature	$—	$—	$—	$—
Derivative liability related to fair value of warrants	—	—	6,370,709	6,370,709

Total	$—	$—	$6,370,709	$6,370,709

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2014	$6,000,000
Additional Warrants issued January 2014	444,000
Additional Warrants issued June 2014	34,222
Additional Warrants issued 3rd Quarter 2014	166,791
Additional Warrants Issued 4th Quarter 2014	4,903,900
Change in fair value of derivative liabilities	(5,178,204)

Balance at December 31, 2014	$6,370,709

As of December 31, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings. The Preferred Stock shares are convertible into shares of the Company’s common stock, which did traded in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.02
Series A Preferred Stock Conversion price	$0.03
Intrinsic value of conversion option per share	$—

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2014.

As of December 31, 2014, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

December 31, 2014
Annual Dividend Yield	0.0%
Expected Life (Years)	3.0 - 4.69
Risk-Free Interest Rate	1.10% -1.65%
Expected Volatility	174.8% - 203.6%

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

On January 1, 2014, under the terms of the Patent and Technology License Agreement, the Company issued 6,349,206 shares of common stock to VerifyMe, in addition to the warrants described in Note 8 above. The shares were issued in payment for the technology received. Under the agreement, $400,000 worth of the Company’s common stock was to be paid by the Company to VerifyMe at a 10% discount to the market at time of payment. The closing price was $0.07 per share discounted 10% to $0.063. The $400,000 payment divided by the $0.063 per share resulted in 6,349,206 shares to be issued. The entire $400,000 payment was expensed to research and development.

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

NOTE 13 – STOCK OPTIONS

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

During 2013, our Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan, and will provide the Company with an comprehensive plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for our employees, non-employee directors and certain consultants and advisors. Our Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the 1,274,004 shares of our common stock available for issuance under the 2003 Plan, will be sufficient to meet the objective.

As of December 31, 2014, there are 23,225,996 options that have been issued, and 14,774,004 options that are available to be issued under the Plan.

The 2013 Plan is administered by a committee of the Board (“Compensation Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

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

On January 22, 2013, the Company issued options to an employee to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years. The options vest as follows: 250,000 immediately, 250,000 on the first anniversary of the grant date and 500,000 on the second anniversary of the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 222%, risk-free interest rate of 1.9% and expected option life of ten years. The fair value of the options issued was $99,972, of which $25,000 was expensed immediately and the remainder is being expensed over the vesting terms. The total expense for the years ended December 31, 2014 and 2013 was $26,500 and $12,600.

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

On March 13, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vested 50% immediately and 50% on March 13, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 2.0% and expected option life of ten years. The fair value of the option issued was $439,963 of which $219,982 was expensed immediately and the remainder will be expensed over one year. The total expense recognized for the years ended December 31, 2014 and 2013 was $43,394 and $55,447.

On May 4, 2013, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a term of ten years, to a member of the Board. The options vest 50% immediately and 50% on May 4, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 235%, risk-free interest rate of 1.78% and expected option life of ten years. The fair value of the option issued was $460,000 of which $230,000 was expensed immediately and the remainder will be expensed over one year. The total expense for the three and years ended December 31, 2014 and 2013 was $78,137 and $57,973.

Effective October 8, 2012, the Company entered into a three year agreement with the then Vice Chairman of the Board of the Company, with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company agreed to issue 10 year options to the then Vice Chairman to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million. The Company raised the $2.5 million in funding and on June 25, 2013, the Company issued the Vice Chairman 19 million 10 year options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700, which was expensed immediately.

Effective October 16, 2012, the Company entered into a three year agreement with the then President and current Chief Executive Officer of the Company with an annual compensation of $200,000 per year. In addition, upon execution of the agreement the Company agreed to issue 10 year options to the President to purchase 5% of the shares of the Company’s fully diluted common stock at an exercise price of $.05 per share, subsequent to the Company receiving funding of $2.5 million and on June 25, 2013, the Company issued the President and Chief Executive Officer 19 million 10 year options in satisfaction of the 5% of the shares of the Company’s fully diluted common stock clause. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.1%, risk-free interest rate of 2.6% and expected option life of ten years. The fair value of options issued was $3,767,700, which was expensed immediately.

On September 30, 2013, the Company issued an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, with a term of ten years, to the Company’s Chief Operating Officer. The options vest 50% after the first year and 50% at the end of 24 months after the grant date. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 268.4% to 272.8%, risk-free interest rate of 1.39% and expected option life ranging from 10 years. The fair value of the option issued was $99,840. The total expense for the years ended December 31, 2014 and 2013 was $62,395 and $18,903, respectively.

On December 2, 2013, the Company issued an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.15 per share, with a term of ten years, to the Company’s Chief Financial Officer. The options vest 50% after the first year and 50% at the end of 24 months. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of ranging from 266.1%, risk-free interest rate of 2.64% and expected option life of 10 years. The fair value of the option issued was $79,994, which will be expensed over the vesting term. The total expense for the years ended December 31, 2014 and 2013 was $49,916 and $15,123, respectively.

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

On March 28, 2014 at the urging of the Company’s previous Chairman, Michael Sonnenreich, and after discussion by the Board and suggestions by Board Observers attending the meeting, the Board unanimously voted to extend the exercise period of all existing 10 year options, for a full ten years (as opposed to six months) regardless of their status with the Company. This charge was memorialized and sent in writing to previous Directors by then general counsel Morgan, Lewis & Bockius.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2012:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2012	82,807,221	$0.00125 to $0.20	$0.01
Granted	38,144,444	0.10 - 0.15	0.03
Exercised	(9,435,000)	0.00125 - 0.07	—
Expired	—	—	—

Outstanding, December 31, 2013	111,516,665	0.00125 to 0.20	0.09
Granted	10,349,209	0.05 - 0.10	0.01
Exercised	—	—	—
Expired	(700,000)	—	—

*Outstanding, December 31, 2014	121,165,874	$0.01 to $.20	$0.10

*Exercisable, December 31, 2014	121,165,874	$0.01 to $.20	$0.10

Weighted Average Remaining Life, Exercisable, December 31, 2014 (years)	5.7

* Does not include 250,000,000 warrants that are due to be issued on January 1, 2015. The warrants has a fair value of $4,892,089 and are reflected in warrant liabilities on the balance sheet as of December 31, 2014 and the corresponding expense is reflected in research and development expense.

A summary of incentive stock option transactions for employees since December 31, 2013 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2012	15,766,667	$0.00125 to $0.10	$0.06
Granted	45,500,000	0.05 - 0.15	0.04
Exercised	(900,000)	0.00125	—
Expired	(500,000)	0.05	—

Outstanding, December 31, 2013	59,866,667	0.00125 to 0.15	0.06
Granted	6,000,000	0.05	0.01
Exercised	(12,000,000)	0.05	0.01
Expired	—	—	—

Outstanding, December 31, 2014	53,866,667	$0.05 - $0.15	$0.05

Exercisable, December 31, 2014	51,366,667	$0.05 - $0.15	$0.06

Weighted Average Remaining Life, Exercisable, December 31, 2014 (years)	8.3

NOTE 14 – OPERATING LEASES

For the year ended December 31, 2014 and 2013, total rent expense under leases amounted to $65,950 and $59,272. At December 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	74,637
2016	31,605

$106,242

NOTE 15 – RELATED PARTY TRANSACTIONS

During the fourth quarter of 2013, the company converted outstanding debt owed to shareholders into 25,974,697 shares of common stock (See Notes 6,7,8).

At December 31, 2014 and 20123, two and five shareholders of the Company held $114,000 and $330,249 of the senior secured convertible notes payable and were owed accrued interest of $112,505 and 300,677.

One shareholder held $140,000 of convertible notes payable as of December 31, 2012, that was satisfied by December 31, 2013.

At December 31, 2014, two stockholders of the Company held $114,000 in principal of the Company’s senior secured convertible notes payable, and were owed accrued interest of $112,505 related to such notes.

NOTE 16 – CONTINGENCIES

In October 2010, the Company filed suit in the Western District of Pennsylvania against WS Packaging Group, Inc. (“WS”) alleging that WS infringed on one of the Company’s patents in the manufacture of MONOPOLY game pieces on behalf of McDonald’s Corp. On June 4, 2012, both WS and the Company filed a stipulation to dismiss the action without prejudice and enter into settlement negotiations. There are no ongoing negotiations.

NOTE 17 – SUBSEQUENT EVENTS

On February 10, 2015, the Company issued a note payable for $25,000, bearing interest at 5.0% to an accredited investor and director of the Company. The note is due on June 10, 2015.

On February 15, 2015, a Board member advised the Company that her two year term as a Director expired on February 21, 2015 and that she would not stand for re-election or continue to serve as a director.

On February 26, 2015, a Board member advised the Company that he was resigning from the Board of Directors.

At December 31, 2014, three stockholders of the Company held $323,000 in principal of the Company’s notes payable, and were owed accrued interest of $31,845 related to such notes.

On March 27, 2015, the Company issued a note payable for $111,102, bearing interest at 8.0% to an accredited investor. The note is due on June 25, 2015. On March 20, 2014, VerifyMe waived its contractual rights as it relates to this transaction.

On March 30, 2015, the Company was advised by the United States Patent and Trademark Office (“USPTO”) that its petition for an unintentional delayed payment for an unpaid maintenance fee to reinstate its patent was granted by the USPTO. The patent, for a counterfeiting ink detection system, was granted on November 2, 2004.