Form 10-Q
period 2015-03-31
LASERLOCK TECHNOLOGIES INC
filed 2015-05-15
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-31927

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated file	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,578,149 shares of common stock outstanding at May 11, 2015.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LaserLock Technologies, Inc.

CONTENTS

PAGE
BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF STOCKHOLDERS’ DEFICIT	7

STATEMENTS OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9-21

Balance Sheets

and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,572	$63,956
Inventory	109,360	97,360
Prepaid expenses	178,454	181,086

TOTAL CURRENT ASSETS	362,386	342,402

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $178,518 and $161,205 as of March 31, 2015 and December 31, 2014	57,508	74,821

OTHER ASSETS
Deposits	37,197	37,197
Patents and Trademark, net of accumulated amortization of $122,615 and $118,502 as of March 31, 2015 and December 31, 2014	103,473	107,586

	140,670	144,783

TOTAL ASSETS	$560,564	$562,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,544,281	$5,217,770
Accrued interest—related parties	175,794	43,215
Deferred revenue	10,417	16,667
Senior secured convertible notes payable—related parties	114,000	114,000
Notes payable	959,102	812,553

TOTAL CURRENT LIABILITIES	6,803,594	6,204,205

LONG-TERM LIABILITIES
Warrant liability	$6,201,233	$6,370,709
Accrued interest—related parties	—	112,885

TOTAL LONG-TERM LIABILITIES	6,201,233	6,483,594

TOTAL LIABILITIES	13,004,827	12,687,799

CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, $ .001 par value; 75,000,000 shares authorized; 21,111,111 shares issued and outstanding as of March 31, 2015 and December 31, 2014	633,333	633,333
Common stock, $ .001 par value; 675,000,000 shares authorized; 337,374,052 shares issued and 307,578,149 outstanding at March 31, 2015 and December 31, 2014	337,374	337,374
Additional paid in capital	24,658,460	24,713,294
Treasury stock, at cost (29,795,903 shares at March 31, 2015 and December 31, 2014	(113,389)	(113,389)
Accumulated deficit	(37,960,041)	(37,696,405)

STOCKHOLDERS’ DEFICIT	(12,444,263)	(12,125,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$560,564	$562,006

See the accompanying notes to the condensed financial statements.

Statements of Operations

For the Three Months Ended and 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
NET REVENUES
Sales	$—	$—
Royalties	6,250	—

TOTAL NET REVENUE	6,250	—
COST OF SALES	—	—

GROSS PROFIT	6,250	—
OPERATING EXPENSES
General and administrative	83,901	244,496
Legal and accounting	11,113	113,326
Payroll expenses (a)	170,904	954,328
Research and development	120,386	864,729
Sales and marketing	22,808	51,922

Total operating expenses	409,112	2,228,801

LOSS BEFORE OTHER INCOME	(402,862)	(2,228,801)
OTHER INCOME (EXPENSE)
Interest expense	(30,250)	(10,907)
Change in fair value of warrants	169,476	(890,000)
Change in fair value of embedded derivative liability	—	(300,000)

	139,226	(1,200,907)

NET LOSS	$(263,636)	$(3,429,708)

BASIC	$(0.00)	$(0.01)

DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	307,578,149	297,571,958

DILUTED	307,578,149	297,571,958

(a) - includes share based compensation of $(54,834) and $740,954 for the three months ended March 31, 2015 and 2014

See the accompanying notes to the condensed financial statements.

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended

	Convertible Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2014 (Audited)	21,111,111	633,333	307,578,149	337,374	24,713,294	(113,389)	(37,696,405)	(12,125,793)
Fair value of employee stock options	—	—	—	—	(54,834)	—	—	(54,834)
Net loss	—	—	—	—	—	—	(263,636)	(263,636)

Balance at March 31, 2015 (Unaudited)	21,111,111	$633,333	307,578,149	$337,374	$24,658,460	$(113,389)	$(37,960,041)	$(12,444,263)

See the accompanying notes to the condensed financial statements.

Statements of Cash Flows

For the Years Ended and 2013

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,636)	$(3,429,708)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	(54,834)	740,954
Accretion of discount on notes payable	10,447	—
Change in fair value of warrant liability	(169,476)	890,000
Change in fair value of embedded derivative liability	—	300,000
Amortization and depreciation	21,426	20,590
Stock and warrants issued in exchange for technology	—	844,000
(Increase) decrease in assets
Inventory	(12,000)	—
Prepaid expenses	2,632	2,632
Increase (decrease) in liabilities
Accounts payable and accrued expenses	346,205	(75,100)
Deferred revenue	(6,250)	—

Net cash used in operating activities	$(125,486)	$(706,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	136,102	—

Net cash provided by financing activities	136,102	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,616	(706,632)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	63,956	1,285,973

CASH AND CASH EQUIVALENTS—END OF PERIOD	$74,572	$579,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of options	$—	$2,714

See the accompanying notes to the condensed financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

LaserLock Technologies Inc. (the “Company” or “LaserLock”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Washington, D.C. and its common stock is quoted on the OTC Pink under the ticker symbol “LLTI”. A high-tech solutions company in the field of authenticating people and products, LaserLock offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

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

The solution integrates three independent authentication factors – something you have (for instance a smartphone), something you know (for instance a color gesture swipe) and something you are (for instance your facial geometry)—into a simple, fast, intuitive solution. The system can also accurately determine the precise location of the individual using a variety of mechanisms including GPS, cell tower triangulation, IP or Wi-Fi address. Because the solution incorporates biometrics it completely eliminates the possibility that users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2014, as filed with the SEC. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $158 and $27,283 for the three months ended March 31, 2015 and 2014 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2015 and 2014 were $120,386 and $864,729.

Basic and Diluted Net Income per Share of Common Stock

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Since the Company reported a net loss for the three months ended March 31, 2015 and 2014, common stock equivalents, including convertible preferred stock, convertible debt, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share during the years were the same.

Segment Information

The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues. In accordance with ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by ASC 280 can be found in the financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Reclassifications

Certain amounts in 2014 statement of operations have been reclassified in order for them to conform with the 2015 presentation.

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

The Company does not believe that its existing cash resources will be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	March 31, 2015	December 31, 2014
Furniture and Fixtures	$219,871	$219,871
Equipment	16,155	16,155

	236,026	236,026
Less: Accumulated depreciation	178,518	161,205

	$57,508	$74,821

Depreciation of property and equipment was $17,313 and $17,313, respectively, for the three months ended March 31, 2015 and 2014.

NOTE 4 – PATENTS AND TRADEMARK

The Company has seven issued patents and filed for four additional provisional patents for anti-counterfeiting technology. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During three months ended March 31, 2015 and 2014, the Company capitalized $0 and $21,954 of patent costs. Amortization expense for patents was $4,114 and $3,277 for the three months ended March 31, 2015 and 2014.

On March 30, 2015, the Company was advised by the United States Patent and Trademark Office (“USPTO”) that its petition for an unintentional delayed payment for an unpaid maintenance fee to reinstate its patent was granted by the USPTO. The patent, for a counterfeiting ink detection system, was granted on November 2, 2004.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2015 and 2014.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2015, and there was no accrual for uncertain tax positions as of March 31, 2015. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2015 and 2014, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE –RELATED PARTIES

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

As of March 31, 2015, the outstanding principal balance on these notes was $114,000. Accrued interest at March 31, 2015 amounted to $115,925. The notes and accrued interest are due on September 15, 2015.

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

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	$114,000	$114,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest at 8% per annum, principal and accrued interest due at December 1, 2014 (past due)	650,000	650,000
Notes payable; interest at 5% and 8% per annum, principal and accrued interest due at April 2015	123,000	123,000
Notes payable; interest at 5% per annum, principal and accrued interest due at June 10, 2015	25,000	—
Notes payable; interest at 8% per annum, principal and accrued interest due at June 25, 2015	111,102	—
Less: Debt discount	—	(10,447)

	1,073,102	926,553
Less: Current portion	1,073,102	926,553

	$—	$—

The notes payable balance as of March 31, 2015 includes a Series A note payable in the amount of $50,000 with interest of 8% per annum. This note matured in October 2011 and is past due. Accrued interest associated with this note was $21,667 as of March 31, 2015. The notes are in default.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $34,222 was accreted through interest expense. The note and accrued interest at 8% per annum as was originally due on December 11, 2014, but the Company received approval to extend the maturity until December 31, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $17,741 and the note payable balance was $250,000. As of March 31, 2015, the fair value of the warrant liability was $19,950 and the note payable balance was $250,000. The note is in default.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $22,914 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,178 and the note payable balance was $100,000. As of March 31, 2015, the fair value of the warrant liability was $12,322 and the note payable balance was $100,000. The notes are in default.

On August 12, 2014, the Company issued a notes payable for $50,000, which included fully vested warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $17,455 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $17,455 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $5,585 and the note payable balance was $50,000. As of March 31, 2015, the fair value of the warrant liability was $5,583 and the note payable balance was $50,000. The note is in default.

On August 14, 2014, the Company issued a note payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $32,274 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,226 and the note payable balance was $100,000. As of March 31, 2015, the fair value of the warrant liability was $11,169 and the note payable balance was $100,000. The note is in default.

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $44,140 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $17,385 and the note payable balance was $150,000. As of March 31, 2015, the fair value of the warrant liability was $16,767 and the notes payable balance was $150,000. The notes are in default.

On December 5, 2014, the Company issued a note payable for $23,000 to a stockholder, which bears interest at 5.0% and is due on April 5, 2015. The note is in default.

On December 31, 2014, the Company issued a note payable for $100,000, which include fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share expiring in five years. The warrants were valued at $11,812 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 229.0%, risk free interest rate of 1.68% and expected life of 5 years. The relative fair value of the warrants was $10,563 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the three months ended March 31, 2015, $10,447 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on April 1, 2015. This note is currently in default. The warrants are subject to anti-dilution adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is revalued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2014, the fair value of the warrant liability was $11,812 and the note payable balance was $89,553, net of a discount of $10,447. As of March 31, 2015, the fair value of the warrant liability was $11,325 and the note payable balance was $100,000. This note is in default.

On February 10, 2015, the Company issued a note payable for $25,000, bearing interest at 5.0% to an accredited investor and director of the Company. The note is due on June 10, 2015.

On March 27, 2015, the Company issued a note payable for $111,102, bearing interest at 8.0% to an accredited investor. The note and accrued interest is due on June 25, 2015. The principal amount of the note and accrued interest is convertible into the next equity financing of the Company. The conversion price under the conversion option will be equal to the price paid by third-party investors in the financing. On March 20, 2014, VerifyMe waived its contractual rights as it relates to this transaction.

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

The warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2015 and December 31, 2014, the fair value of the warrant liability was $865,277 and $787,544.

On January 1, 2014, the Company issued warrants to purchase 6,349,206 shares of the Company’s common stock as consideration for technology received from VerifyMe under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2015 and December 31, 2014, the fair value of the warrant liability was $116,789 and $121,209.

The Company made the payment of warrants to VerifyMe on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable. The Company has not reached a conclusion that the technology will be patentable and licensable, and can provide no assurance to this effect.

Should the Company ultimately conclude that the technology received from VerifyMe is patentable and licensable, the Company would be required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of shares of common stock equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of $0.10 per share. Based upon the share price of $0.04 per share, this would result in the issuance of approximately an additional 125 million shares of common stock and warrants to purchase an additional 125 million shares. The $4,500,000 was accrued at December 31, 2014. The number of warrants to be issued based on a stock price of $0.02 at December 31, 2014 was 250 million warrants. The warrants were valued at $4,892,089 as of December 31, 2014, using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions: no dividend yield, expected volatility of 229.1%, risk free interest rate of 1.65% and expected life of five years. The warrants were valued at $4,615,841 as of March 31, 2015, using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions: no dividend yield, expected volatility of 190.9%, risk free interest rate of 1.37% and expected life of five years.

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $0 at March 31, 2015 and December 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2015 and December 31, 2014, the fair value of the warrants was $526,210 and $494,939, respectively.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$—	$—	$6,201,233	$6,201,233

Total	$—	$—	$6,201,233	$6,201,233

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Balance at January 1, 2015	$6,370,709
Change in fair value of derivative liabilities	(169,476)

Balance at March 31, 2015	$6,201,233

As of March 31, 2015, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings. The Preferred Stock shares are convertible into shares of the Company’s common stock, which did traded in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Series A Preferred Stock Conversion price	$0.03
Intrinsic value of conversion option per share	$—

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2014.

As of March 31, 2015, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

Annual Dividend Yield	0.0%
Expected Life (Years)	2.75 - 4.76
Risk-Free Interest Rate	.89% - 1.37%
Expected Volatility	177.1% - 193.7%

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

As of March 31, 2015, there are 22,725,996 options that have been issued, and 15,274,004 options that are available to be issued under the Plan.

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

Option expense for the three months ended March 31, 2015 was ($54,834).

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2014:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	121,165,874	$0.01 - $0.20	$0.10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding, March 31, 2015	121,165,874	$0.01 to $0.20	$0.10

Exercisable, March 31, 2015	121,165,874	$0.01 to $0.20	$0.10

Weighted Average Remaining Life, Exercisable, March 31, 2015 (years)	5.5

A summary of incentive stock option transactions for employees since December 31, 2014 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	53,866,667	$0.05 - $0.15	$0.05
Granted	—	—	—
Exercised	—	—	—
Expired/Returned	(1,000,000)	0.15	—

Outstanding, March 31, 2015	52,866,667	$0.05 to $0.15	$0.05

Exercisable, March 31, 2015	52,866,667	$0.05 to $0.15	$0.06

Weighted Average Remaining Life, Exercisable, March 31, 2015 (years)	9.0

NOTE 12 – OPERATING LEASES

For the three months ended March 31, 2015 and 2014, total rent expense under leases amounted to $19,369 and $17,727. At March 31, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	56,403
2016	31,605

$88,008

The Company has advised the landlord that the Company was not going to continue to occupy the space at 3112 M. Street, NW, Washington, DC effective May 1, 2015. Settlement negotiations regarding the lease balance are underway.

NOTE 13 – RELATED PARTY TRANSACTIONS

At March 31, 2015 and 2014, two and five shareholders of the Company held $114,000 and $330,249 of the senior secured convertible notes payable and were owed accrued interest of $115,925 and $328,251.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company continues its efforts to raise additional capital. The Company anticipates that current negotiations with a potential investment group may result in a cash infusion in the near term future. There can, however, be no assurance that the Company will be successful in this matter, nor on terms that would be acceptable to the Company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended March 31, 2015 and 2014. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2015 and 2014, we generated sales of $6,250 and $0. For the three months ended March 31, 2015 and 2014, we showed a net loss of $263,636 and $3,429,708. These changes are primarily as a result of the change resulting from valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013, as well as the measures implemented to conserve funds.

Cost of Sales

Cost of sales for the three months ended March 31, 2105 and 2014 was $0.

General and Administrative Expenses

General and administrative expenses decreased $160,595 to $83,901 for the three months ended March 31, 2015 from $244,496 for the three months ended March 31, 2014. The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability. The reduction is mainly due to reductions in insurance and office expenses.

Legal and Accounting

Legal and accounting fees decreased $102,213 to $11,113 for the three months ended March 31, 2015 from $113,326 for the three months ended March 31, 2014. The decrease in legal and accounting fees between the periods was primarily due to an effort to more effectively use professionals.

Payroll Expenses

Payroll expenses were $170,904 for the three months ended March 31, 2015, a decrease of $783,424 from $954,328 for the three months ended March 31, 2014. The decrease relates to share based compensation issued in the first quarter of 2014, which did not occur in the first quarter of 2015. The option expense during the first quarter of 2014 was $740,954 compared to $(54,834) in the first quarter of 2015 which is related to the reversal of unvested options that were previously expensed due to terminated employees.

Research and Development

Research and development expenses were $120,386 and $864,729, for the three months ended March 31, 2015 and 2014, a decrease of $744,343. The Company continued its fund raising and limited spending for the first quarter 2015. The 2014 expense includes a charge for the technology service agreement entered into on December 31, 2012 and the reduction of resources to the research and development effort in 2015.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2015 were $22,808 as compared to $51,922 for the three months ended March 31, 2014, a decrease of $29,114. The Company has reduced expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the three months ended March 31, 2015, the Company incurred interest expense of $30,250 as compared to $10,907 for the three months ended March 31, 2014, an increase of $19,343. The increase in interest expense was a result of an increase in debt related to the requirement for additional financing since June of 2014.

Change in Fair Value of Warrants

During the three months ended March 31, 2015, the Company incurred an unrealized gain on the market value of warrants of $169,476 as compared to a loss of $890,000 for the three months ended March 31, 2014. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have increased because the stock price has increased and the difference between the warrant exercise price and the stock price has increased.

Change in Fair Value of Embedded Derivative Liability

During the three months ended March 31, 2015, the Company incurred $0 for the change in the fair value of the embedded derivative liability as compared to a loss of $300,000 for the three months ended March 31, 2014. The change resulted from the stock price falling below the value of the conversion option associated with the Subscription Agreement entered into on January 31, 2013.

Liquidity and Capital Resources

As of March 31, 2015, we had cash on hand of $74,572.

Net cash used in operating activities for the three months ended March 31, 2015 decreased to $125,488 from $706,632 for the three months ended March 31, 2014, a decrease of $581,144. The decrease in net cash used in operating activities was primarily as a result of an increase in accounts payable.

Net cash provided by financing activities was $136,102 and $0, for the three months ended March 31, 2015 and 2014. The $136,102 of cash provided by financing activities during the three months ended March 31, 2015 related to short-term bridge loans from investors.

During the three months ended March 31, 2015 and 2014, the Company’s operational resources were used primarily to fund general and administrative expenses, pay employees and continue the research and development projects.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES, INC.

By:	/s/ Paul Donfried
Paul Donfried
On behalf of the registrant and as Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.