Form 10-Q
period 2015-06-30
VerifyMe, Inc.
filed 2015-08-19
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31927

VERIFYME, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 West 21st Street, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

(212)994-7002

(Registrant’s Telephone Number, Including Area Code)

LaserLock, Technologies, Inc.

3112 M, NW, Washington, DC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,502,106 shares of common stock outstanding at August 14, 2015.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VerifyMe, Inc.

(Formerly LaserLock Technologies, Inc.)

VerifyMe, Inc.

(Formerly LaserLock Technologies, Inc.)

Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,010,554	$63,956
Accounts receivable	62,125	—
Inventory	74,576	97,360
Prepaid expenses	178,684	181,086

TOTAL CURRENT ASSETS	1,325,939	342,402

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $195,832 and $161,205 as of June 30, 2015 and December 31, 2014	40,194	74,821

OTHER ASSETS
Deposits	37,197	37,197
Patents and Trademark, net of accumulated amortization of $126,818 and $118,502 as of June 30, 2015 and December 31, 2014	99,370	107,586

	136,567	144,783

TOTAL ASSETS	$1,502,700	$562,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$736,022	$5,217,770
Accrued interest - related parties	—	43,215
Deferred revenue	4,167	16,667
Senior secured convertible notes payable - related parties	—	114,000
Notes payable	—	812,553

TOTAL CURRENT LIABILITIES	740,189	6,204,205

LONG-TERM LIABILITIES
Warrant liability	$3,182,504	$6,370,709
Accrued interest - related parties	—	112,885

TOTAL LONG-TERM LIABILITIES	3,182,504	6,483,594

TOTAL LIABILITIES	3,922,693	12,687,799

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 441,938 shares issued and outstanding as of June 30, 2015 and 75,000,000 shares authorized; 248,366 issued and outstanding as of December 31, 2014	442	633,333

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 1 share issued and outstanding as of June 30, 2015 and 0 shares authorized; 0 issued and outstanding as of December 31, 2014	—	—

Common stock, $ .001 par value; 675,000,000 shares authorized; 5,852,646 and 3,969,106 shares issued, and 5,502,106 3,618,566 shares outstanding at June 30, 2015 and December 31, 2014	5,502	3,618

Additional paid in capital	37,043,871	25,047,050

Treasury stock, at cost (350,540 shares at June 30, 2015 and December 31, 2014)	(113,389)	(113,389)

Deferred compensation	(440,052)	—

Accumulated deficit	(38,916,367)	(37,696,405)

STOCKHOLDERS’ DEFICIT	(2,419,993)	(12,125,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,502,700	$562,006

See the accompanying notes to the financial statements.

VerifyMe, Inc.

(Formerly LaserLock Technologies, Inc.)

Statements of Operations

For the Three and Six Months Ended and 2014

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

NET REVENUES
Sales	$62,125	$65,148	$62,125	$65,148
Royalties	6,250	—	12,500	—

TOTAL NET REVENUE	68,375	65,148	74,625	65,148

COST OF SALES	36,079	54,440	36,079	54,440

GROSS PROFIT	32,296	10,708	38,546	10,708

OPERATING EXPENSES
General and administrative	80,129	276,108	164,030	520,604
Legal and accounting	217,322	177,872	228,435	291,198
Payroll expenses (a)	119,235	278,553	290,139	1,232,881
Research and development (b)	2,016,000	83,887	2,136,386	948,616
Sales and marketing	319	73,895	23,127	125,817

Total operating expenses	2,433,005	890,315	2,842,117	3,119,116

LOSS BEFORE OTHER INCOME	(2,400,709)	(879,607)	(2,803,571)	(3,108,408)

OTHER INCOME (EXPENSE)
Interest expense	(24,904)	(13,121)	(55,154)	(24,028)
Gain (Loss) on extinguishment of debt	351,918	(82,000)	351,918	(82,000)
Change in fair value of warrant liability	1,117,369	3,726,572	1,286,845	2,836,572
Change in fair value of embedded derivative liability	—	900,000	—	600,000

	1,444,383	4,531,451	1,583,609	3,330,544

NET INCOME (LOSS)	$(956,326)	$3,651,844	$(1,219,962)	$222,136

EARNINGS PER SHARE:

BASIC	$(0.24)	$1.03	$(0.32)	$0.06

DILUTED	$(0.24)	$0.96	$(0.32)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,934,451	3,553,408	3,777,685	3,527,720

DILUTED	3,934,451	3,807,068	3,777,685	3,781,380

(a) - includes share based compensation of $88,928 and $34,094 for the three and six months ended June 30, 2015 and $61,312 and $802,267 for the three and six months ended June 30, 2014

(b) - includes shares based compensation of $2,000,000 for the three and six months ended June 30, 2015 and $0 and $400,000 for the three and six months ended June 30, 2014, related to licensing agreements.

See the accompanying notes to the financial statements.

VerifyMe, Inc.

(Formerly LaserLock Technologies, Inc.)

Statements of Changes in Stockholders’ Deficit

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2014 (Audited)	248,366	$633,333	—	$—	3,618,566	$3,618	$25,047,050	$(113,389)	$—	$(37,696,405)	$(12,125,793)

Conversion of Series A Convertible Preferred Stock into common stock	(248,366)	(633,333)	—	—	248,366	249	633,084	—	—	—	—
Sale of Series A Convertible Preferred Stock	389,668	390	—	—	—	—	1,278,111	—	—	—	1,278,501
Conversion of stockholder deferred compensation into Series A Convertible Preferred Stock	10,667	10	—	—	—	—	34,990	—	—	—	35,000
Conversion of notes payable and accrued interest into Series A Convertible Preferred Stock	41,603	42	—	—	—	—	136,771	—	—	—	136,813
Conversion of accrued expenses into Series B Convertible Preferred Stock	—	—	1	—	—	—	6,500,000	—	—	—	6,500,000
Conversion of warrants into Series B Convertible Preferred Stock	—	—	—	—	—	—	1,867,417	—	—	—	1,867,417
Sale of common stock	—	—	—	—	304,785	305	49,695	—	—	—	50,000
Conversion of warrants into common stock	—	—	—	—	47,059	47	39,953	—	—	—	40,000
Conversion of stockholder notes payable and accrued interest into common stock, net of gain of $351,918	—	—	—	—	755,977	756	801,697	—	—	—	802,453
Cashless exercise of options into common stock	—	—	—	—	2,353	2	(2)	—	—	—	—
Issuance of common stock for services	—	—	—	—	525,000	525	445,725	—	(446,250)	—	—
Forgiveness of stockholder compensation	—	—	—	—	—	—	175,287	—	—	—	175,287
Amortization of deferred compensation	—	—	—	—	—	—	—	—	6,198	—	6,198
Fair value of employee stock options	—	—	—	—	—	—	34,093	—	—	—	34,093
Net loss	—	—	—	—	—	—	—	—	—	(1,219,962)	(1,219,962)

Balance at June 30, 2015 (Unaudited)	441,938	$442	1	$—	5,502,106	$5,502	$37,043,871	$(113,389)	$(440,052)	$(38,916,367)	$(2,419,993)

See the accompanying notes to the financial statements.

VerifyMe, Inc.

(Formerly LaserLock Technologies, Inc.)

Statements of Cash Flows

For the Six Months Ended and 2014

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,219,962)	$222,136
Adjustments to reconcile net loss to net cash used in operating activities
Gain on conversion of debt	(351,918)	—
Fair value of options issued in exchange for services	34,093	802,267
Accretion of discount on notes payable	10,447	—
Change in fair value of warrant liability	(1,286,845)	(2,836,572)
Change in fair value of embedded derivative liability	—	(600,000)
Fair value of stock in excess of converted notes payable and accrued interest	—	82,000
Amortization and depreciation	42,943	41,180
Stock and warrants issued in exchange for technology	—	844,000
Amortization of deferred compensation	6,198	—
(Increase) decrease in assets
Accounts receivable	(62,125)	(55,148)
Inventory	22,784	(50,013)
Prepaid expenses	2,402	5,263
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,273,138	116,684
Deferred revenue	(12,500)	—

Net cash used in operating activities	(541,345)	(1,428,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(100)	—

Net cash used in investing activities	(100)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	159,542	250,000
Proceeds from sale of Series A Convertible Preferred Stock	1,278,501	—
Proceeds from sale of common stock	50,000	—

Net cash provided by financing activities	1,488,043	250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	946,598	(1,178,203)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	63,956	1,285,973

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,010,554	$107,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of stock issued for conversion of notes payable and accrued interest	$—	$424,588

Fair value of warrants issued as debt discount	$—	$34,222

Cashless exercise of warrants	$2	$—

Series A Convertible Preferred Stock converted to common stock	$633,333	$—

Issuance of Series A Convertible Preferred Stock for deferred compensation	$35,000	$—

Issuance of Series A Convertible Preferred Stock for stockholder notes payable and accrued interest	$136,813	$—

Issuance of Series B Convertible Preferred Stock for accrued expenses	$6,500,000	$—

Conversion of warrants associated with notes payable	$1,867,417

Conversion of warrants to common stock	$40,000	$—

Issuance of common stock for notes payable and accrued interest	$801,697	$—

Common stock issued for deferred compensation	$446,250	$—

Forgiveness of stockholder compensation	$175,285	$—

See the accompanying notes to the financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On July 14, 2015, LaserLock Technologies, Inc. changed its name to VerifyMe, Inc. (the “Company”), effective July 23, 2015.

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in New York, NY and its common stock is traded on the OTCQB under the ticker symbol “LLTI.D”. A high-tech solutions company in the field of authenticating people and products, the Company offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

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

The Company’s digital solution is a multi-platform (iOS and Android) strong authentication solution that integrates biometrics and geo-location tagging. The solution completely eliminates passwords and the inherently weak security they provide. The solution also removes the user complexity associated with having to manage many complex passwords. The solution can be delivered either as a high availability cloud service, managed by the Company, or as a licensed software product for operation on the client’s premises.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2014 as filed with the SEC. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reverse Stock Split and Amended and Restated Certificate of Incorporation

On May 28, 2015, the stockholders voted to allow a reverse stock split between 1-for-40 and 1-for-100.

On July 23, 2015, the Company completed a 1-for-85 reverse stock split of its outstanding common and preferred stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of the convertible preferred stock on a 1-for-85 ratio. In addition, the Company adopted an Amended and Restated Certificate of Incorporation, which provides that the Company’s authorized capital stock consists of 675 million shares of common stock, $0.001 par value per share, 37,564,767 million shares of Series A Convertible Preferred Stock, $0.001 par value per share and 85 shares of Series B Convertible Preferred Stock, $0.001 par value per share.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, warrant liability and notes payable. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

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

Derivative Instruments

The Company evaluates its convertible debt, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB Accounting

Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified as liabilities at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $100 and $258 for the three and six months ended June 30, 2015 and $25,955 and $53,238 for the six months ended June 30, 2014 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2015 were $2,016,000 and $2,136,386 and $83,887 and $948,616 for the three and six months ended June 30, 2014.

Basic and Diluted Net Income per Share of Common Stock

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net income per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e., the exercise prices of the outstanding stock options were greater than the market price of the common stock. Anti-dilutive common stock equivalents, which were excluded from the calculation of number of dilutive common stock equivalents, amounted to 2,018,618 shares for the three and six months ended June 30, 2014.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2015 and for the three and six months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	June 30,	December 31,
	2015	2014
Furniture and Fixtures	$219,871	$219,871
Equipment	16,155	16,155

	236,026	236,026
Less: Accumulated depreciation	195,832	161,205

	$40,194	$74,821

Depreciation of property and equipment was $17,313 and $34,626 for the three and six months ended June 30, 2015 and 2014.

NOTE 4 – PATENTS AND TRADEMARK

The Company has filed eleven patent applications relating to the Company technology. Currently the Company has 7 U.S. patents, 4 U.S. applications pending for allowance, and 5 foreign applications pending for allowance. Accordingly, costs associated with the registration of these patents and legal defense have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (17 to 20 years). During three and six months ended June 30, 2015, the Company capitalized $100 and during the three and six months ended June 30, 2014, the Company capitalized $0 of patent costs. Amortization expense for patents was $4,203 and $8,406 for the three and six months ended June 30, 2015 and $3,277 and $6,554 for the three and six months ended June 30, 2014.

On March 30, 2015, the Company was advised by the United States Patent and Trademark Office (“USPTO”) that its petition for an unintentional delayed payment for an unpaid maintenance fee to reinstate its patent was granted by the USPTO. The patent, for a counterfeiting ink detection system, was granted on November 2, 2004.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2015 and 2014.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2015, and there was no accrual for uncertain tax positions as of June 30, 2015. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2015 since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits. The Company had income for the three and six months ended June 30, 2014; however, due to tax adjustments, the Company had a loss for income tax purposes.

NOTE 6 – RECAPITALIZATION TRANSACTION

On June 12, 2015, the Company entered into definitive agreements to restructure the overall capitalization of the Company (the “Recapitalization Transaction”). To effectuate the Recapitalization Transaction, the Company entered into a Master Acquisition Agreement (the “Master Agreement”) with OPC Partners LLC, a Delaware limited liability company (“OPC”), VerifyMe Inc., a Texas corporation (“VFM”), Zaah Technologies, Inc., a Delaware corporation (“Zaah”), and an additional private investor (the “Private Investor”).

Pursuant to the Master Agreement, the Company entered into several other material definitive agreements (collectively, the “Transaction Documents”) required to consummate the Recapitalization Transaction. A brief summary of the Transaction Documents is included below. Each of the Transaction Documents was entered effective as of June 12, 2015, upon the closing of the Recapitalization Transaction.

Note Conversion Agreement. The Company entered into a Note Conversion Agreement, pursuant to which the Noteholders converted $1,156,545 of outstanding notes into 64,258,029 shares (pre reverse-split) of Common Stock of the Company.

Warrant Conversion Agreement. The Company entered into a Warrant Conversion Agreement, pursuant to which the Warrantholders converted 4,000,000 outstanding Common Stock warrants into 4,000,000 shares (pre reverse-split) of Common Stock of the Company.

Preferred Stock Conversion Agreement. The Company and VFM entered into a Preferred Stock Conversion Agreement, pursuant to which VFM converted 21,111,111 shares (pre reverse-split) of Series A Preferred Stock of the Company that it currently owns into shares of Common Stock of the Company on a 1:1 basis (pre reverse-split).

Patent and Technology License Termination Agreement. Pursuant to a Patent and Technology License Termination Agreement, the Company and VFM terminated that certain Patent and Technology License Agreement, dated as of December 31, 2012, by and between the Company and VFM (the “License”), and VFM agreed to receive eighty five (85) shares (pre reverse-split) of Series B Preferred Stock in complete satisfaction of $4,500,000.00 in past due license payments and $2,000,000 exclusivity payments owed by the Company under the License.

Termination of Registration Rights. Pursuant to a Registration Rights Termination Agreement, the Company and VFM have terminated that certain Registration Rights Agreement, dated as of December 31, 2012, by and between the Company and VFM.

Termination of Technology and Services Agreement. Pursuant to a Technology and Services Agreement Termination Agreement, the Company and VFM terminated that certain Technology and Services Agreement, dated as of December 31, 2012, by and between the Company and VFM.

Termination of Investment Agreement. Pursuant to an Investment Agreement Termination Agreement, the Company and VFM terminated that certain Investment Agreement, dated as of December 31, 2012, by and between the Company and VFM.

Patent Purchase Agreement. The Company and VFM entered into and consummated a Patent Purchase Agreement, transferring and assigning over to the Company all of VFM’s rights, title and interest into certain U.S. patents and pending U.S. patent applications.

Termination of Zaah Technology and Services Agreement. Pursuant to a Technology and Services Agreement Termination Agreement, the Company and Zaah terminated that certain Technology and Services Agreement, dated as of December 31, 2012, by and between the Company and Zaah.

Series A Preferred Stock Subscription Agreement. The Company entered into a Subscription Agreement with OPC, pursuant to which the Company sold 37,564,767 shares (pre reverse-split) of Series A Stock to OPC for a cash investment of $1,450,000.00 into the Company by OPC.

Common Stock Subscription Agreement. The Company entered into a Subscription Agreement with the Private Investor, pursuant to which the Company sold 25,906,736 shares (pre reverse-split) of Common Stock to the Private Investor for a cash investment $50,000 into the Company by the Private Investor.

NOTE 7 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE –RELATED PARTIES

During the second quarter of 2014, $216,249 of principal of the Company’s outstanding senior convertible notes held by a significant stockholder of the Company, plus accrued interest of $208,339, were converted into 8,448,519 shares of common stock. The excess of the fair value of the Company’s common stock over the value of the notes payable and accrued interest, $82,000, was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50.

On June 12, 2015, as part of the Recapitalization Transaction (see Note 6), the Company restructured the Senior Secured Convertible Notes Payable – Related Parties. As a result the principal balance of $114,000 and accrued interest of $118,775 was converted into 154,184 shares of the Company’s common stock (13,105,662 shares pre reverse split at $0.018). This resulted in a gain of $103,456. Of this amount $17,967 was related to a stockholder and recorded as additional paid in capital, with the remaining $85,489, being recorded as a gain on extinguishment of debt.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2104
Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	—	$114,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	—	50,000
Notes payable; interest at 8% per annum, principal and accrued interest due at December 1, 2014 (past due)	—	650,000
Notes payable; interest at 5% and 8% per annum, principal and accrued interest due at April 2015	—	123,000
Notes payable; interest at 5% per annum, principal and accrued interest due at June 10, 2015	—	—
Notes payable; interest at 8% per annum, principal and accrued interest due at June 25, 2015	—	—
Less: Debt discount	—	(10,447)

	—	926,553
Less: Current portion	—	926,553

	$—	$—

The warrant liabilities in this section were valued using the Black-Scholes option pricing model, with the following assumptions: no dividend yield, expected volatility of 173.7% to 180.7%, risk free interest rate of 1.75% and expected lives of 4 to 5 years.

As a result of the Recapitalization Transaction, the principal balance of $50,000 of the Series A notes payable and accrued interest of $22,500 was converted into 47,370 shares of the Company’s common stock (4,026,484 shares pre reverse split at $0.018). This resulted in a gain of $30,959, which was recorded as a gain on the extinguishment of debt.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $34,222 was accreted through interest expense. The note and accrued interest at 8% per annum was originally due on December 11, 2014, but the Company received approval to extend the maturity until December 31, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $8,113.

As a result of the Recapitalization Transaction, the principal balance of $250,000 and accrued interest of $20,263 was converted into 176,471 shares of the Company’s common stock (15,000,000 shares pre reverse split at $0.018). This resulted in a gain of $120,117, and because this individual is a stockholder was recorded as additional paid in capital.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $22,914 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $5,151.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $6,828 was converted into 69,797 shares of the Company’s common stock (5,932,724 shares pre reverse split at $0.018). This resulted in a gain of $47,479, which was recorded as a gain on the extinguishment of debt.

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

The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $2,575.

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,370 was converted into 34,843 shares of the Company’s common stock (2,961,644 shares pre reverse split at $0.018). This resulted in a gain of $23,720, which was recorded as a gain on the extinguishment of debt.

On August 14, 2014, the Company issued a note payable for $100,000, which included fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $32,274 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $5,153.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $6,697 was converted into 69,657 shares of the Company’s common stock (5,920,852 shares pre reverse split at $0.018). This resulted in a gain of $47,421, which was recorded as a gain on the extinguishment of debt.

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of 5 years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $44,140 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $7,725.

As a result of the Recapitalization Transaction, the principal balance of $150,000 and accrued interest of $9,223 was converted into 103,991 shares of the Company’s common stock (8,839,269 shares pre reverse split at $0.018). This resulted in a gain of $70,766, which was recorded as a gain on the extinguishment of debt.

On December 5, 2014, the Company issued a note payable for $23,000 to a stockholder, which bears interest at 5.0% and was due on April 5, 2015. As a result of the Recapitalization Transaction (see Note 6), the principal balance of $23,000 and accrued interest of $609 was converted into 15,418 shares of the Company’s common stock (1,310,510 shares pre reverse split at $0.018). This resulted in a gain of $10,493 and because this entity is a stockholder was recorded as additional paid in capital.

On December 31, 2014, the Company issued a note payable for $100,000, which include fully vested warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.05 per share expiring in five years. The warrants were valued at $11,812 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 229.0%, risk free interest rate of 1.68% and expected life of 5 years. The relative fair value of the warrants was $10,563 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. For the three months ended March 31, 2015, $10,447 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on April 1, 2015. The warrants are subject to anti-dilution adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is revalued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6) the fair value of the warrant liability was $5,226.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $3,689 was converted into 67,637 shares of the Company’s common stock (5,749,163 shares pre reverse split at $0.018). This resulted in a gain of $46,084, which was recorded as a gain on the extinguishment of debt.

On February 10, 2015, the Company issued a note payable for $25,000, bearing interest at 5.0% to an accredited investor and director of the Company. As a result of the recapitalization transaction (see Note 6), the principal balance of $25,000 and accrued interest of $417 was converted into 16,608 shares of the Company’s common stock (1,411,720 shares pre reverse split at $0.018). This resulted in a gain of $11,296 and because this entity is a stockholder was recorded as additional paid in capital.

The conversion of the notes above on June 12, 2015 will be treated as an extinguishment of debt. In accordance with FASB ASC 470-50, the difference between the cash acquisition price of the debt and its net carrying amount shall be recognized currently in income in the period of extinguishment as losses or gains. Similar transactions between stockholders will be recognized as additional paid in capital.

On March 27, 2015, the Company issued a note payable for $111,102, bearing interest at 8.0% to an accredited investor.

On April 30, 2015, the Company issued a note payable for $4,887, bearing interest at 8.0% to an accredited investor.

On May 15, 2015, the Company issued a note payable for $4,480, bearing interest at 8.0% to an accredited investor.

On May 21, 2015, the Company issued a note payable for $14,074, bearing interest at 8.0% to an accredited investor.

As a result of the Recapitalization Transaction (see Note 6), the principal balance of the above four notes of $134,542 and accrued interest of $2,271 was converted into 41,603 shares of the Company’s Series A Convertible Preferred stock (3,536,254 shares pre reverse split at $0.0386) as part of the $1,450,000 cash investment.

The conversion of the four notes issued from March 27, 2015 to May 21, 2015, on June 12, 2015 will be treated as a troubled debt restructuring in accordance with FASB ASC 470-60-15 which defines troubled debt restructuring.

A debtor that issues or otherwise grants an equity interest to a creditor to settle fully a payable shall account for the equity interest at its fair value. The difference between the fair value of the equity interest granted and the carrying amount of the payable settled shall be recognized as a gain on restructuring payables.

NOTE 9 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement with VerifyMe on the same date entered into a Technology and Service Agreement with Zaah Technologies, Inc. (collectively with the VerifyMe agreements, the “Agreements”). Contemplated by those Agreements were warrant issuances by the Company for the purchase of the Company’s common stock.

The 1,094,304 (post reverse split) warrants associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2015 and December 31, 2014, the fair value of the warrant liability was $1,828,662 and $787,544.

On January 1, 2014, the Company issued warrants to purchase 6,349,206 shares of the Company’s common stock as consideration for technology received from VerifyMe under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2015 and December 31, 2014, the fair value of the warrant liability was $238,447 and $121,209.

The Company made the payment of warrants to VerifyMe on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable. The Company had not reached a conclusion at that time that the technology would be patentable and licensable.

As of June 12, 2015, the Company concluded that the technology received from VerifyMe is patentable and licensable, and that the Company was required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of shares of common stock equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of common stock exercisable at a price of $0.10 per share. Based upon the share price of $0.04 per share, this would result in the issuance of approximately an additional 125 million shares of common stock and warrants to purchase an additional 125 million shares. The $4,500,000 was accrued at December 31, 2014. The number of warrants to be issued based on a stock price of $0.02 at December 31, 2014 was 250 million warrants. The warrants were valued at $4,892,089 using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions: no dividend yield, expected volatility of 229.1%, risk free interest rate of 1.65% and expected life of five years.

In conjunction with the Recapitalization Transaction (see Note 6), the Company agreed that an additional $2,000,000 in exclusivity licensing fees was required to be paid and converted the $6,500,000 into Series B Convertible Preferred Stock. In addition, the fair value of the associated warrants was $1,867,417 as of June 12, 2015 and was recorded as additional paid in capital on conversion.

The warrants associated with the notes payable (see Note 8) were revalued at June 12, 2015, based on the cashless conversion modification. The total fair value of those warrants was $40,000 and recorded as additional paid in capital on conversion.

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

At any time before January 31, 2015, VerifyMe had the right, but not the obligation, to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by VerifyMe in exchange for the price originally paid by VerifyMe therefore upon the occurrence of any of the following events:(i) the consummation of any bona fide business acquisition, (ii) the incurrence of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to common stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share. This right had not been exercised.

In accordance with FASB ASC 480 and 815, the Preferred Stock was classified as permanent equity and was valued at $1 million at January 31, 2013.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $0 at June 12, 2015 and December 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

Previously on August 5, 2013 12,222,222 shares of Preferred Stock were converted into 12,222,222 shares of common stock.

The Company has determined that the convertible preferred stock issuance in the June 12, 2015 Recapitalization Transaction does not meet the requirements of FASB ASC 480-10 for liability treatment and therefore has been classified as permanent equity. Additionally, it was determined that the economic characteristics of the beneficial conversion feature are clearly and closely related to the host, and is based on a fixed conversion rate into common shares and therefore does not require bifurcation.

The Preferred Stock was converted into 248,366 shares of common stock (21,111,111 pre reverse split shares) shares of common stock (21,111,111 pre reverse split shares) on June 12, 2015 in conjunction with the Recapitalization Transaction (see Note 6).

The warrants associated with the Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2015 and December 31, 2014, the fair value of the warrants was $1,115,395 and $494,939.

On May 26, 2015, the Company amended its Amended and Restated Articles of Incorporation dated December 19, 2003 to establish the Series A Convertible Preferred Stock and authorized 441,938 shares (37,564,767 pre reverse split shares). The par value of the Series A Convertible Preferred Stock is $.001 and they are convertible currently at 20:1. These shares were issued as part of the cash investment section of the Restructuring Transaction (see Note 6).

Also on May 26, 2015, the Company amended its Amended and Restated Articles of Incorporation dated December 19, 2003 to establish the Series B Convertible Preferred Stock and authorized 1 share (85 pre reverse split shares). The par value of the Series B Convertible Preferred Stock is $.001 and they are convertible currently at 8,496,732:1. These shares were issued to settle the $6.5 million of licensing fees due and the associated warrants as part of the Recapitalization Transaction (see Note 6).

On June 12, 2015, the Company sold 389,668 Series A Convertible Preferred shares (33,121,777 pre reverse split shares) to an investor for $1,278,501. In addition, an officer and a stockholder received a total of 10,667 Series A Convertible Preferred shares (906,736 pre reverse split shares) for the forgiveness of previously accrued but unpaid compensation valued at $35,000.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$—	$—	$3,182,504	$3,182,504

Total	$—	$—	$3,182,504	$3,182,504

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2015	$6,370,709
Conversion of notes payable, net of interest expense	$(33,943)
Conversion of warrants related to licensing fees	$(1,867,417)
Change in fair value of derivative liabilities	(1,286,845)

Balance at June 30, 2015	$3,182,504

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months and six months ended June 30, 2015.

As of June 30, 2015, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

June 30, 2015
Annual Dividend Yield	0.0%
Expected Life (Years)	2.50 - 3.51
Risk-Free Interest Rate	1.01%
Expected Volatility	162.0% - 169.8%

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

NOTE 12 – STOCKHOLDERS’ EQUITY

On January 1, 2014, under the terms of the Patent and Technology License Agreement, the Company issued 6,349,206 shares of common stock to VerifyMe, in addition to the warrants described in Note 9 above. The shares were issued in payment for the technology received. Under the agreement, $400,000 worth of the Company’s common stock was to be paid by the Company to VerifyMe at a 10% discount to the market at time of payment. The closing price was $0.07 per share discounted 10% to $0.063. The $400,000 payment divided by the $0.063 per share resulted in 6,349,206 shares (pre reverse-split) to be issued. The entire $400,000 payment was expensed to research and development.

On June 12, 2015, the Company sold 304,785 shares of common stock (25,906,735 pre reverse split shares) and raised $50,000.

During the three months ended June 30, 2015, one stockholder exercised 2,353 warrants and received 2,353 shares of the Company’s common stock in a cashless exercise.

On June 11, 2015, the Company issued 525,000 restricted stock units (44,625,000 pre reverse-split units) to two officers of the Company. The restricted stock units were valued at the closing stock price of $0.01 on June 11, 2015, at $446,250, fair value. These restricted stock units are being expensed over the vesting terms. For the three and six months ended June 30, 2015, the Company expensed $6,198 related to the restricted stock units.

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

During 2013, the Board adopted a new omnibus incentive compensation plan (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan, and will provide the Company with a comprehensive plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for our employees, non-employee directors and certain consultants and advisors. The Board of Directors believes that the availability of (i) 20,000,000 new shares of our common stock, plus (ii) the 16,600,577 shares (post reverse-split) of our common stock available for issuance under the 2003 Plan, will be sufficient to meet the objective.

As of June 30, 2015, there are 1,470,012 options (post reverse-split) that have been issued under the Plans, and 36,529,988 options that are available to be issued under the Plans. There are an additional 484,706 options that are have been issued that are not included in the Plans.

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

On June 11, 2015, the Company issued options to purchase an aggregate of 1,225,000 shares of the Company’s common stock (104,125,000 pre reverse-split) at an exercise price of $0.85 per share, with a term of five years, to three employees and two members of the Board of Directors. The fair value of options issued was $993,083. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.6%, risk-free interest rate of 1.74% to 1.75% and expected option life of five years. The options are being expensed over the vesting terms for the employees and over the board members’ remaining service terms as that is shorter than the vesting terms.

For the three and six months ended June 30, 2015 the company expensed $88,928 and $34,093 with respect to the options.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2014:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,425,481	$0.85 to $12.75	$8.50

Granted	—	—	—
Exercised	(49,412)	0.85 - 8.50	—
Expired	—	—	—

Outstanding, June 30, 2015	1,376,069	$0.85 to $12.75	$8.66

Exercisable, June 30, 2015	1,376,069	$0.85 to $12.75	$8.66

Weighted Average Remaining Life, Exercisable, June 30, 2015 (years)	5.2

A summary of incentive stock option transactions for employees since December 31, 2014 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	633,725	$4.25 - $12.75	$4.25

Granted	1,225,000	0.85	—
Exercised	—	—	—
Expired/Returned	(176,471)	4.25 - 12.75	—

Outstanding, June 30, 2015	1,682,255	$4.25 to $12.75	$2.00

Exercisable, June 30, 2015	528,824	$4.25 to $12.75	$4.22

Weighted Average Remaining Life, Exercisable, June 30, 2015 (years)	8.1

NOTE 14 – OPERATING LEASES

For the three and six months ended June 30, 2015, total rent expense under leases amounted to $12,642 and $32,011. For the three and six months ended June 30, 2014, total rent expense under leases amounted to $17,766 and $35,493. At June 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	37,926
2016	31,605

$69,531

NOTE 15 – RELATED PARTY TRANSACTIONS

At June 12, 2015, three stockholders of the Company held $317,000 of the senior secured convertible notes payable and were owed accrued interest of $42,713. The notes and accrued interest were converted into 234,735 shares of common stock (19,952,489 pre reverse split shares) as described in Note 7 and 8.

NOTE 16 – SUBSEQUENT EVENTS

On July 9, 2015, the Company hired a Chief Operating Officer (“COO”). The COO will receive 375,000 (31,875,000 pre reverse split) options to purchase shares of common stock of the Company, with an exercise price of $0.85 ($0.01 pre reverse split) and valued at $1,502,219. The options will vest quarterly over three years. The fair value of the options was valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 180.1%, risk free interest rate of 1.58% and expected life of 5 years. In addition, the COO will receive 225,000 (19,125,000 pre reverse split) shares of restricted stock, vesting over a three-year period, with one-third vesting the first year and 1/12 vesting ratably on a quarterly basis thereafter. The restricted stock was valued at fair value of $918,000 based on the closing stock price of $4.08 on July 9, 2015.

On July 23, 2015, the Company completed a 1-for-85 reverse stock split of its outstanding common and preferred stock, as further described in Note 1 above.

On August 10, 2015, the Company agreed to issue the Chief Financial Officer 20,000 Restricted Stock Units (“RSU’s”) vesting over 6 months, 100,000 RSU’s vesting annually over 3 years, and 200,000 stock options vesting annually over 3 years. The RSU’s were valued at a fair value of $727,020 based on the closing stock price of $5.77 per share on August 10, 2015. The options were valued at fair value of $1,107,857, using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 182.2%, risk free rate interest rate of 1.62% and expected life of 5 years.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended June 30, 2015 and 2014. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2015 and 2014, we generated sales of $68,375 and $65,148. For the three months ended June 30, 2015 and 2014, we showed net income (loss) of $(956,326) and $3,651,844. These amounts primarily result from the valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013, the Recapitalization Transaction that occurred on June 12, 2015, as well as the measures implemented to conserve funds.

Cost of Sales

Cost of sales for the three months ended June 30, 2015 and 2014 was $36,079 and $54,440.

General and Administrative Expenses

General and administrative expenses decreased $195,979 to $80,129 for the three months ended June 30, 2015 from $276,108 for the three months ended June 30, 2014. The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability. The reduction is mainly due to reductions in insurance and office related expenses.

Legal and Accounting

Legal and accounting fees increased $39,450 to $217,322 for the three months ended June 30, 2015 from $177,872 for the three months ended June 30, 2014. The increase in legal and accounting fees between the periods was primarily a result of the Recapitalization Transaction.

Payroll Expenses

Payroll expenses were $119,235 for the three months ended June 30, 2015, a decrease of $159,318 from $278,553 for the three months ended June 30, 2014. The decrease is the result of a reduction in the number of employees and reductions in salaries in order to conserve costs.

Research and Development

Research and development expenses were $2,016,000 and $83,887 for the three months ended June 30, 2015 and 2014, an increase of $1,932,113. The increase is related to the additional licensing fees resulting from the restructuring transaction on June 12, 2015.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2015 were $319 as compared to $73,895 for the three months ended June 30, 2014, a decrease of $73,576. The Company has scaled back expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the three months ended June 30, 2015, the Company incurred interest expense of $24,904 as compared to $13,121 for the three months ended June 30, 2014, an increase of $11,783. The increase in interest expense was a result of an increase in debt related to the requirement for additional financing since June of 2014 and in contemplation of the June 12, 2015 restructuring transaction.

Gain (Loss) on Extinguishment of Debt

During the three months ended June 30, 2015 and 2014, the Company incurred a gain of $351,918 and a loss of $82,000. These resulted from the restructuring of debt in the respective periods.

Change in Fair Value of Warrants

During the three months ended June 30, 2015, the Company incurred an unrealized gain on the market value of warrants of $1,117,369 as compared to an unrealized gain of $3,726,572 for the three months ended June 30, 2014, a decrease of $2,609,203. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased during the three months ended June 30, 2015 because the stock price has decreased and the difference between the warrant exercise price and the stock price has increased, but not as dramatically as in the three months ended June 30, 2014. Additionally, as a part of the June 12, 2015 restructuring transaction certain warrants were converted to common stock and the associated liability of $1,867,417 was reclassified to additional paid in capital.

Change in Fair Value of Embedded Derivative Liability

During the three months ended June 30, 2015, the Company incurred $0 for the change in the fair value of the embedded derivative liability as compared to a gain of $900,000 for the three months ended June 30, 2014. Because the Preferred Stock was converted into common stock with the June 12, 2015 restructuring transaction, the embedded derivative liability no longer exists and no valuation or adjustment will be needed in the future.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following discussion analyzes our results of operations for the six months ended June 30, 2015 and 2014. The following information should be considered together with our consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2015 and 2014, we generated sales of $74,625 and $65,148. For the six months ended June 30, 2015 and 2014, we showed net income (loss) of $(1,219,962) and $222,136. These amounts primarily result from the valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013, the Recapitalization Transaction that occurred on June 12, 2015, as well as the measures implemented to conserve funds.

Cost of Sales

Cost of sales for the six months ended June 30, 2015 and 2014 was $36,079 and $54,440.

General and Administrative Expenses

General and administrative expenses decreased $356,574 to $164,030 for the six months ended June 30, 2015 from $520,604 for the six months ended June 30, 2014. The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability. The reduction is mainly due to reductions in insurance and office related expenses.

Legal and Accounting

Legal and accounting fees decreased $62,763 to $228,435 for the six months ended June 30, 2015 from $291,198 for the six months ended June 30, 2014. The decrease in legal and accounting fees between the periods was an effort to more effectively utilize professionals providing services to the Company.

Payroll Expenses

Payroll expenses were $290,139 for the six months ended June 30, 2015, a decrease of $942,742 from $1,232,881 for the six months ended June 30, 2014. The decrease is the result of a reduction in the number of employees and reductions in salaries in order to conserve costs.

Research and Development

Research and development expenses were $2,136,386 and $948,616 for the six months ended June 30, 2015 and 2014, an increase of $1,187,770. The increase is related to the additional licensing fees resulting from the restructuring transaction on June 12, 2015.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2015 were $23,127 as compared to $125,817 for the six months ended June 30, 2014, a decrease of $102,690. The Company has scaled back expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the six months ended June 30, 2015, the Company incurred interest expense of $55,154 as compared to $24,028 for the six months ended June 30, 2014, an increase of $31,126. The increase in interest expense was a result of an increase in debt related to the requirement for additional financing since June of 2014 and in contemplation of the June 12, 2015 restructuring transaction.

Gain (Loss) on Extinguishment of Debt

During the six months ended June 30, 2015 and 2014, the Company incurred a gain of $351,918 and a loss of $82,000. These resulted from the restructuring of debt in the respective periods

Change in Fair Value of Warrants

During the six months ended June 30, 2015, the Company incurred an unrealized gain on the market value of warrants of $1,286,845 as compared to a gain of $2,836,572 for the six months ended June 30, 2014, a decrease of $1,549,727. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased during the six months ended June 30, 2015 because the stock price has decreased and the difference between the warrant exercise price and the stock price has increased, but not as dramatically as in the six months ended June 30, 2014. Additionally, as a part of the June 12, 2015 Recapitalization Transaction certain warrants were converted to common stock and the associated liability of $1,867,417 was reclassified to additional paid in capital.

Change in Fair Value of Embedded Derivative Liability

During the six months ended June 30, 2015, the Company incurred $0 for the change in the fair value of the embedded derivative liability as compared to a gain of $600,000 for the six months ended June 30, 2014. The change resulted from the stock price increasing below the value of the conversion option associated with the Subscription Agreement entered into on January 31, 2013 for the six months ended June 30, 2014. Because the Preferred Stock was converted into common stock with the June 12, 2015 Recapitalization Transaction, the embedded derivative liability no longer exists and no valuation or adjustment will be needed in the future.

Liquidity and Capital Resources

As of August 14, 2015, we had cash on hand of approximately $635,000.

Net cash used in operating activities for the six months ended June 30, 2015 decreased to $541,345 from $1,428,203 for the six months ended June 30, 2014, a decrease of $886,858. The decrease in net cash used in operating activities was primarily as a result of an increase in accounts payable offset by the change in the fair value of the warrant liability.

Net cash used in investing activities for the six months ended June 30, 2015 increased to $100 from $0 for the six months ended June 30, 2014. This resulted from the patent purchase agreements as part of the June 12, 2015 Recapitalization Transaction.

Net cash provided by financing activities for the six months ended June 30, 2015 increased to $1,488,043 from $250,000 for the six months ended June 30, 2014, an increase of $1,238,043. This was a result of the Recapitalization Transaction on June 12, 2015.

During the six months ended June 30, 2015 and 2014, the Company’s operational resources were used primarily to fund general and administrative expenses, pay employees and continue the research and development projects.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended

3.2	Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERLOCK TECHNOLOGIES, INC.

By:	/s/ Paul Donfried
Paul Donfried
On behalf of the registrant and as Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended

3.2	Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.