Form 10-K/A
period 2014-12-31
VerifyMe, Inc.
filed 2015-11-04
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31927

VERIFYME, INC.

(Exact name of registrant as specified in its charter)

Nevada	23-3023677
(State of incorporation)	(I.R.S. Employer Identification No.)

12 W. 21st Street

New York, New York 10010

(Address of principal executive offices)

(212) 994-7002

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $8,378,241.

As of November 2, 2015, there were 5,969,187 shares of the registrant’s common stock outstanding.

VERIFYME, INC.

FORM 10-K/A

EXPLANATORY NOTE

VerifyMe, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) for the purpose of (i) inserting paragraph 4(d) in each of Exhibits 31.1 and 31.2, filed herewith in their entirety, and (ii) classifying certain exhibits as management compensatory plans, contracts or arrangements in the Exhibit Index, incorporated by reference to this Form 10-K/A, which were inadvertently omitted from the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains the new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Item 9A of Part II has been restated in its entirety and Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits, in addition to the newly-classified exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART II

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The following documents are filed under pages F-1 through F-28 and are included as part of this Form 10-K/A:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of November 29, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

3.3	Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company dated December 17, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., dated as of May 23, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

10.1*	Employment Agreement by and between the Company and Norman Gardner dated November 5, 2003 (filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference).

10.2*	Stock Loan Agreement by and among Norman Gardner, Californian Securities, SA and Pacific Continental Securities (UK) Nominees Limited and the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).

10.3	Regulations S Stock Purchase Agreement, dated May 2, 2003, by and between the Company and Californian Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference).

10.4	Amendment to Regulation S Stock Purchase Agreement by and between the Company and Californian Securities, S.A., dated October 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference).

10.5	Regulations S Stock Purchase Agreement, dated March 10, 2004, by and between the Company and California Securities, S.A. (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004 and incorporated herein by reference).

10.6	Senior Secured Convertible Note and Warrant Purchase Agreement, dated February 13, 2006, among the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.7	Schedule of Purchasers who have entered into the Senior Secured Convertible Note and Warrant Purchase Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.8	Senior Secured Convertible Promissory Note, dated February 17, 2006, by the Company in favor of Nob Hill Capital Partners, L.P. in the amount of $100,000 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.9	Schedule of Payees who have entered into a senior secured convertible promissory note substantially identical to the Senior Secured Convertible Promissory Note (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.10	Warrant, issued by the Company in favor of Nob Hill Capital Partners, L.P., dated February 13, 2006 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.11	Schedule of Holders to whom the Company has issued a warrant substantially identical to the Warrant (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.12	Security Agreement, dated February 13, 2006, by and between the Company and Nob Hill Capital Partners, L.P. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.13	Schedule of Secured Parties who have entered into a security agreement substantially identical to the Security Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006 and incorporated herein by reference).

10.14*	Grant of 3,000,000 shares of the Company to Norman A. Gardner on January 3, 2006 in consideration for services provided to the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference).

10.15	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan adopted on December 9, 2013 (filed as an exhibit to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 19, 2013 and incorporated herein by reference).

10.16	Option Agreement, dated as of March 23, 2012, between the Company and Gaming Partners International Corporation (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 and incorporated herein by reference).

10.17	Investment Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.18	Registration Rights Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.19	Technology and Services Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.20	Patent and Technology License Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.21	Asset Purchase Agreement, dated as of December 31, 2012, between LaserLock Technologies, Inc. and VerifyMe, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.22	Technology and Services Agreement (Zaah), dated as of December 31, 2012, between LaserLock Technologies, Inc. and Zaah Technologies, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.23*	Employment Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.24*	Employment Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of October 8, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.25*	Employment Agreement between LaserLock Technologies, Inc. and Scott McPherson, dated as of December 14, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.26*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Norman Gardner, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.27*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Neil Alpert, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.26).

10.28*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Sonnenreich, dated as of November 21, 2012 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

10.29*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Constance Harriman, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.30*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Peter Pace, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.31*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.32*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Wolfowitz, dated as of November 21, 2012 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.33	Subscription Agreement between LaserLock Technologies, Inc. and VerifyMe, Inc., dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

10.34*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Paul Klapper, dated as of December 9, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

10.35*	Nonqualified Stock Option Grant Agreement between LaserLock Technologies, Inc. and Michael Chertoff, dated as of May 4, 2013 (option grant on identical terms and for same amount of options as pursuant to agreement filed as Exhibit 10.28).

14.1	Code of Ethics (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference).

23.1	Consent of Morison Cogen LLP

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 16, 2015

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 4, 2015.

VERIFYME, INC.

By:	/s/ Paul Donfried
Paul Donfried
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Donfried	Chief Executive Officer and	November 4, 2015
Paul Donfried	Director (Principal Executive Officer)

/s/ Scott McPherson	Chief Financial Officer (Principal	November 4, 2015
Scott McPherson	Financial Officer)

/s/ Claudio R. Ballard	Director	November 4, 2015
Claudio R. Ballard

/s/ Jonathan Weinberger	Director	November 4, 2015
Jonathan Weinberger

/s/ Lawrence G. Schafran	Director	November 4, 2015
Lawrence G. Schafran

EXHIBIT INDEX

The following exhibits are included in this Form 10-K/A (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Note: This index only lists the exhibits included in this Form 10-K/A. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K/A.

VERIFYME, INC.

(F.K.A. LASERLOCK TECHNOLOGIES, INC.)

INDEX TO FINANCIAL STATEMENTS

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