Form 10-Q
period 2015-09-30
VerifyMe, Inc.
filed 2015-11-12
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(212) 994-7002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,976,687 shares of common stock outstanding at November 11, 2015.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VerifyMe, Inc.

VerifyMe, Inc.

Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$277,967	$63,956
Accounts receivable	69,237	—
Inventory	98,581	97,360
Prepaid expenses	171,053	181,086

TOTAL CURRENT ASSETS	616,838	342,402

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $213,226 and $161,205 as of September 30, 2015 and December 31, 2014	25,232	74,821

OTHER ASSETS
Deposits	37,197	37,197
Patents and Trademark, net of accumulated amortization of $131,111 and $118,502 as of September 30, 2015 and December 31, 2014	95,077	107,586

	132,274	144,783

TOTAL ASSETS	$774,344	$562,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$509,485	$5,217,770
Accrued interest - related parties	—	43,215
Deferred revenue	—	16,667
Senior secured convertible notes payable - related parties	—	114,000
Notes payable	50,000	812,553

TOTAL CURRENT LIABILITIES	559,485	6,204,205

LONG-TERM LIABILITIES
Warrant liability	1,829,757	6,370,709
Accrued interest - related parties	—	112,885

TOTAL LONG-TERM LIABILITIES	1,829,757	6,483,594

TOTAL LIABILITIES	2,389,242	12,687,799

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 441,938 shares issued and outstanding as of September 30, 2015 and 75,000,000 shares authorized; 248,366 issued and outstanding as of December 31, 2014	442	633,333

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 1 share issued and outstanding as of September 30, 2015 and 0 shares authorized; 0 issued and outstanding as of December 31, 2014	—	—

Common stock, $.001 par value; 675,000,000 shares authorized; 6,259,727 and 3,969,106 shares issued, and 5,909,187 and 3,618,566 shares outstanding at September 30, 2015 and December 31, 2014	5,909	3,618

Additional paid in capital	39,120,912	25,047,050

Treasury stock, at cost (350,540 shares at September 30, 2015 and December 31, 2014)	(113,389)	(113,389)

Deferred compensation	(1,928,742)	—

Accumulated deficit	(38,700,030)	(37,696,405)

STOCKHOLDERS’ DEFICIT	(1,614,898)	(12,125,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$774,344	$562,006

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

NET REVENUES
Sales	$138,475	$53,260	200,600	$118,408
Royalties	4,167	—	16,667	—

TOTAL NET REVENUE	142,642	53,260	217,267	118,408

COST OF SALES	28,689	50,160	64,768	104,600

GROSS PROFIT	113,953	3,100	152,499	13,808

OPERATING EXPENSES
General and administrative	215,787	180,626	379,817	420,937
Legal and accounting	170,506	50,714	398,941	341,912
Payroll expenses (a)	747,333	230,399	1,037,472	1,743,572
Research and development (b)	58,415	106,674	2,194,801	1,055,290
Sales and marketing (c)	37,189	40,656	60,316	166,475

Total operating expenses	1,229,230	609,069	4,071,347	3,728,186

LOSS BEFORE OTHER INCOME	(1,115,277)	(605,969)	(3,918,848)	(3,714,378)

OTHER INCOME (EXPENSE)
Interest expense	(4,284)	(83,663)	(59,438)	(107,691)
Gain (loss) on extinguishment of debt	(19,395)	—	332,523	(82,000)
Change in fair value of warrants	1,355,293	(824,283)	2,642,138	2,012,289
Change in fair value of embedded derivative liability	—	(200,000)	—	400,000

	1,331,614	(1,107,946)	2,915,223	2,222,598

NET INCOME (LOSS)	$216,337	$(1,713,915)	$(1,003,625)	$(1,491,780)

EARNINGS (LOSS) PER SHARE
BASIC	$0.04	$(0.47)	$(0.22)	$(0.42)

DILUTED	$0.03	$(0.47)	$(0.22)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,859,187	3,618,566	4,474,383	3,559,528

DILUTED	7,462,128	3,618,566	4,474,383	3,559,528

(a)	Includes share based compensation of $550,837 and $591,129 for the three and nine months ended September 30, 2015, and $40,326 and $842,592 for the three and nine months ended September 30, 2014.
(b)	Includes share based compensation of $0 and $2,000,000 for the three and nine months ended September 30, 2015, and $0 and $400,000 for the three and nine months ended September 30, 2014, related to licensing agreements.
(c)	Includes share based compensation of $12,500 for the three and nine months ended September 30, 2015, and $0 for the three and nine months ended September 30, 2014.

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.

Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2015

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Deferred Compensation	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital
Balance at December 31, 2014 (Audited)	248,366	$633,333	—	$—	3,618,566	$3,618	$25,047,050	$(113,389)	$—	$(37,696,405)	$(12,125,793)

Conversion of Series A Convertible Preferred Stock into common stock	(248,366)	(633,333)	—	—	248,366	248	633,085	—	—	—	—
Sale of Series A Convertible Preferred Stock	389,668	390	—	—	—	—	1,278,111	—	—	—	1,278,501
Conversion of stockholder deferred compensation into Series A Convertible Preferred Stock	10,667	10	—	—	—	—	34,990	—	—	—	35,000
Conversion of notes payable and accrued interest into Series A Convertible Preferred Stock	41,603	42	—	—	—	—	136,771	—	—	—	136,813
Conversion of accrued expenses into Series B Convertible Preferred Stock	—	—	1	—	—	—	8,367,417	—	—	—	8,367,417
Sale of common stock	—	—	—	—	304,785	305	49,695	—	—	—	50,000
Conversion of warrants into common stock	—	—	—	—	43,529	44	36,956	—	—	—	37,000
Conversion of stockholder notes payable and accrued interest into common stock, net of gain of $297,370	—	—	—	—	673,706	674	730,752	—	—	—	731,426
Conversion of accounts payable and accrued expenses into common stock	—	—	—	—	116,997	117	99,330	—	—	—	99,447
Cashless exercise of options into common stock	—	—	—	—	2,353	2	(2)	—	—	—	—
Issuance of stock for services	—	—	—	—	900,000	900	2,130,750	—	(2,131,650)	—	—
Forgiveness of stockholder compensation	—	—	—	—	—	—	175,287	—	—	—	175,287
Amortization of deferred compensation	—	—	—	—	—	—	—	—	202,908	—	202,908
Fair value of employee stock options	—	—	—	—	—	—	400,721	—	—	—	400,721
Rounding of partial shares relative to reverse split		—	—	—	885	1	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,003,625)	(1,003,625)

Balance at September 30, 2015 (Unaudited)	441,938	$442	1	$—	5,909,187	$5,909	$39,120,912	$(113,389)	$(1,928,742)	$(38,700,030)	$(1,614,898)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,003,625)	$(1,491,780)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on conversion of debt	(332,523)	—
Fair value of options issued in exchange for services	400,721	842,592
Accretion of discount on notes payable	10,447	—
Change in fair value of warrant liability	(2,642,138)	(2,012,289)
Change in fair value of embedded derivative liability	—	(400,000)
Fair value of stock in excess of converted notes payable and accrued interest	—	82,000
Amortization and depreciation	64,629	61,771
Stock and warrants issued in exchange for technology	—	844,000
Amortization of deferred compensation	202,908	—
(Increase) decrease in assets
Accounts receivable	(69,237)	(22,936)
Inventory	(1,221)	(100,173)
Prepaid expenses	10,033	7,896
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,155,173	256,551
Deferred revenue	(16,667)	—

Net cash used in operating activities	(1,221,500)	(1,932,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,432)	—
Purchase of patents	(100)	—

Net cash used in investing activities	(2,532)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	159,542	650,000
Repayment of notes payable	(50,000)	—
Proceeds from sale of Series A Convertible Preferred Stock	1,278,501	—
Proceeds from sale of common stock	50,000	—

Net cash provided by financing activities	1,438,043	650,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,011	(1,282,368)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	63,956	1,285,973

CASH AND CASH EQUIVALENTS - END OF PERIOD	$277,967	$3,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,646	$—

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of stock issued for conversion of notes payable and accrued interest	$731,426	$506,588

Fair value of warrants issued as debt discount	$—	$151,005

Cashless exercise of warrants	$2	$—

Series A Convertible Preferred Stock converted to common stock	$633,333	$—

Issuance of Series A Convertible Preferred Stock for deferred compensation	$35,000	$—

Issuance of Series A Convertible Preferred Stock for notes payable and accrued interest	$136,813	$—

Issuance of Series B Convertible Preferred Stock for accrued expenses	$6,500,000	$—

Conversion of warrants into Series B Convertible Preferred Stock	$1,867,417	$—

Conversion of warrants to common stock	$37,000	$—

Conversion of accounts payable and accrued expenses into common stock	$99,447	$—

Common stock issued for deferred compensation	$2,131,650	$—

Forgiveness of stockholder compensation	$175,287	$—

See the accompanying notes to the condensed financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On July 14, 2015, LaserLock Technologies, Inc. changed its name to VerifyMe, Inc., effective July 23, 2015. As used in this report, unless the context otherwise indicates, any reference to “VerifyMe,” “our Company,” “the Company,” “us,” “we” and “our” refers to VerifyMe, Inc. a Nevada corporation.

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in New York, New York and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTC Pink, organized by the OTC Markets Group, Inc., and the OTC Bulletin Board under the ticker symbol “VRME.” A high-tech solutions company in the field of authenticating people and products, the Company offers state-of-the-art solutions to combat identity fraud and counterfeiting utilizing multi-factor authentication and a suite of security pigments for governments, health care providers, the gaming industry, the financial services industry and high-end retailers.

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

The solution integrates three independent authentication factors — something you have (for instance a smartphone), something you know (for instance a color gesture swipe) and something you are (for instance your facial geometry) into a simple, fast, intuitive solution. The system can also accurately determine the precise location of the individual using a variety of mechanisms including GPS, cell tower triangulation, IP or Wi-Fi address. Because the solution incorporates biometrics it completely eliminates the possibility that users might share their authentication credentials. The combination of biometrics and geolocation provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2014 as filed with the SEC. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reverse Stock Split and Changes to Company’s Preferred Stock

On May 26, 2015, the board of directors of the Company (the “Board”), acting by written consent in lieu of a special meeting, unanimously approved and adopted: (a) a reverse stock split of all of the Company’s issued and outstanding capital stock based on a minimum 1-for-40 split, up to a maximum 1-for-100 split (the “Reverse Stock Split”), and recommended the same for the Company’s stockholders for approval, and (b) a Second Amended Certificate of Designation for Series A Preferred Stock, which amended the designations, preferences, powers and rights of the shares of the Company’s Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), which were originally set forth in that certain Amended Certificate of Designation for Series A Preferred Stock, dated December 19, 2003.

On May 28, 2015, those stockholders of the Company holding a majority of the issued and outstanding shares of Common Stock and Series A Preferred Stock, acting by written consent in lieu of a special meeting, voted to approve the Reverse Stock Split.

On June 11, 2015, at a duly authorized special meeting of the Board, the Board (a) finalized, adopted and approved a resolution setting the Reverse Stock Split exchange ratio to a 1-for-85 split and (b) approved and adopted a new Certificate of Designation for Series B Preferred Stock, establishing the designations, preferences, powers and rights of the shares of the Company’s Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”).

On July 23, 2015, the Company completed the 1-for-85 Reverse Stock Split of all of its outstanding Common Stock and Preferred Stock. The total number of authorized capital stock of the Company remained unchanged at its current total of 750,000,000, with 675,000,000 designated as Common Stock and 75,000,000 designated as Preferred Stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

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

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, warrant liability and notes payable. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures,” and applies it to all assets and liabilities that are being measured and reported on a fair value basis. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Patents and Trademark

Currently the Company has twenty U.S. patents, four U.S. and seven applications pending for allowance. The Company has also purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Deferred Financing Costs

Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by FASB ASC 470-50, “Debt – Modification and Extinguishments” (“FASB ASC 470-50”).

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

Derivative Instruments

The Company evaluates its convertible debt, Preferred Stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 480, “Distinguish by Liabilities from Equity” (FASB ASC 480), and FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer. Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $200 and $458 for the three and nine months ended September 30, 2015 and $9,000 and $62,238 for the three and nine months ended September 30, 2014 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, “Research and Development,” research and development costs are expensed when incurred. Research and development costs were $58,062 and $2,194,448 for the three and nine months ended September 30, 2015 and $13,601 and $889,450 for the three and nine months ended September 30, 2014.

Basic and Diluted Net Income per Share of Common Stock

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net income per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e., the exercise prices of the outstanding stock options were greater than the market price of the Common Stock. Anti-dilutive Common Stock equivalents, which were excluded from the calculation of number of dilutive common stock equivalents, amounted to 19,237,648 shares for the three months ended September 30, 2015.

Segment Information

The Company is organized and operates as one operating segment wherein the Company’s patented technologies are utilized to address counterfeiting issues. In accordance with FASB ASC 280, “Segment Reporting” (“FASB ASC 280”), the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by FASB ASC 280 can be found in the financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2015 and for the three and nine months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Reclassifications

Certain amounts in the 2014 statement of operations have been reclassified in order for them to conform with the 2015 presentation.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	September 30, 2015	December 31, 2014
Furniture and Fixtures	$219,871	$219,871
Equipment	18,587	16,155

	238,458	236,026
Less: Accumulated depreciation	213,226	161,205

	$25,232	$74,821

Depreciation of property and equipment was $17,394 and $52,021 for the three and nine months ended September 30, 2015 and $17,313 and $51,940 for the three and nine months ended September 30, 2014.

NOTE 4 – PATENTS AND TRADEMARK

Currently the Company has twenty U.S. patents, four U.S. and seven applications pending for allowance. Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years. The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. During three and nine months ended September 30, 2015 and 2014, the Company capitalized $0 of patent costs and trademarks. Amortization expense for patents and trademarks was $4,203 and $12,608 for the three and nine months ended September 30, 2015 and $3,277 and $9,831 for the three and nine months ended September 30, 2014.

On March 30, 2015, the Company was advised by the United States Patent and Trademark Office (“USPTO”) that its petition for an unintentional delayed payment for an unpaid maintenance fee to reinstate its patent was granted by the USPTO. The patent, for a counterfeiting ink detection system, was granted on November 2, 2004.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2015 and 2014.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2015, and there was no accrual for uncertain tax positions as of September 30, 2015. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits. The Company had income for the three months ended September 30, 2015; however, due to tax adjustments, the Company had a loss for income tax purposes.

NOTE 6 – RECAPITALIZATION TRANSACTION

On or about June 12, 2015, the Company entered into definitive agreements to restructure the overall capitalization of the Company (the “Recapitalization Transaction”). To effectuate the Recapitalization Transaction, the Company entered into a Master Acquisition Agreement (the “Master Agreement”) with OPC Partners LLC, a Delaware limited liability company (“OPC”), VerifyMe Inc., a Texas corporation (“VFM”), Zaah Technologies, Inc., a Delaware corporation (“Zaah”), and an additional private investor (the “Private Investor”).

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

Note Conversion Agreement. The Company entered into various Note Conversion Agreements with various holders of promissory notes executed by the Company (the “Noteholders”), pursuant to which the Noteholders converted $731,426 of outstanding notes and accrued interest (net of gain on conversion of $297,370) into 57,265,030 shares (pre Reverse Stock Split) of restricted non-trading Common Stock of the Company at a conversion rate of one (1) share of Common Stock per $0.018 of outstanding principal and interest.

Warrant Conversion Agreement. The Company entered into various Warrant Conversion Agreements with various holders of warrants for the Company’s Common Stock (the “Warrantholders”), pursuant to which the Warrantholders converted 3,700,000 outstanding Common Stock warrants into 3,700,000 shares (pre Reverse Stock Split) of restricted non-trading Common Stock of the Company at a conversion ratio 1:1.

Preferred Stock Conversion Agreement. The Company and VFM entered into a Preferred Stock Conversion Agreement, pursuant to which VFM converted 21,111,111 shares (pre Reverse Stock Split) of Series A Preferred Stock of the Company that it currently owns into shares of Common Stock of the Company on a 1:1 basis (pre Reverse Stock Split).

Patent and Technology License Termination Agreement. Pursuant to a Patent and Technology License Termination Agreement, the Company and VFM terminated that certain Patent and Technology License Agreement, dated as of December 31, 2012, by and between the Company and VFM (the “License”), and VFM agreed to receive eighty five (85) shares (pre Reverse Stock Split) of Series B Preferred Stock in complete satisfaction of $4,500,000 in past due license payments and $2,000,000 exclusivity payments owed by the Company under the License.

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

Series A Preferred Stock Subscription Agreement. The Company entered into a Subscription Agreement with OPC, pursuant to which the Company issued 37,564,767 shares (pre Reverse Stock Split) of Series A Preferred Stock to OPC for a cash investment $1,278,501, plus the conversion of deferred compensation, notes payable and accrued interest amounting to $171,813, into the Company by OPC.

Common Stock Subscription Agreement. The Company entered into a Subscription Agreement with the Private Investor, pursuant to which the Company issued 25,906,736 shares (pre Reverse Stock Split) of restricted non-trading Common Stock to the Private Investor for a cash investment of $50,000 into the Company by the Private Investor.

Series B Preferred Stock Subscription Agreement. In connection with the termination of the License with VFM, the Company entered into a Subscription Agreement with VFM, pursuant to which to the Company issued 85 shares (pre Reverse Stock Split) of Series B Preferred Stock to VFM.

The foregoing description of the Master Agreement and the related Transaction Documents is a summary, and does not purport to be a complete description of the Master Agreement and the related Transaction Documents, and is qualified in its entirety by reference to the Master Agreement and the related Transaction Documents, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2015.

NOTE 7 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

During the second quarter of 2014, $216,249 of principal of the Company’s outstanding senior convertible notes held by a significant stockholder of the Company, plus accrued interest of $208,339, were converted into 8,448,519 shares of Common Stock. The excess of the fair value of the Common Stock over the value of the notes payable and accrued interest, $82,000, was recorded as loss on extinguishment of debt in accordance with FASB ASC 470-50.

On June 12, 2015, as part of the Recapitalization Transaction (see Note 6), the Company restructured the Senior Secured Convertible Notes Payable – Related Parties. As a result the principal balance of $114,000 and accrued interest of $118,775 was converted into 154,184 shares (13,105,662 shares pre Reverse Stock Split at $0.018 per share) of the Company’s Common Stock. This resulted in a gain of $103,456. Of this amount, $17,967 was related to a stockholder and recorded as additional paid in capital, with the remaining $85,489 being recorded as a gain on extinguishment of debt.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	—	$114,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest at 8% per annum, principal and accrued interest due at December 1, 2014 (past due)	—	650,000
Notes payable; interest at 5% and 8% per annum, principal and accrued interest due at April 2015	—	123,000
Notes payable; interest at 5% per annum, principal and accrued interest due at June 10, 2015	—	—
Notes payable; interest at 8% per annum, principal and accrued interest due at June 25, 2015	—	—
Less: Debt discount	—	(10,447)

	50,000	926,553
Less: Current portion	50,000	926,553

	$—	$—

The warrant liabilities in this section were valued using the Black-Scholes option pricing model, with the following assumptions: no dividend yield, expected volatility of 173.7% to 180.7%, risk free interest rate of 1.75% and expected lives of four to five years.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares pre Reverse Stock Split of Common Stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, “Recognition” (“FASB 835-30-25”) and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $34,222 was accreted through interest expense. The note and accrued interest at 8% per annum was originally due on December 11, 2014, but the Company received approval to extend the maturity until December 31, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $8,113.

As a result of the Recapitalization Transaction, the note’s principal balance of $250,000 and accrued interest of $20,263 was converted into 176,471 shares (15,000,000 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $120,117, and because this individual is a stockholder was recorded as additional paid in capital.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $22,914 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,151.

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,414 was converted into 34,898 shares (2,966,210 shares pre Reverse Stock Split at $0.018) of the Common Stock. This resulted in a gain of $23,740, which was recorded as a gain on the extinguishment of debt. The remaining $50,000 was paid in full, plus accrued interest in September 2015. The 3,529 warrants (300,000 warrants pre Reverse Stock Split) to purchase shares of Common Stock associated with the $50,000 note payable remain outstanding and must be re-valued at each reporting period with the change in fair value recorded through earnings. As of September 30, 2015, the warrants were valued at $7,899.

On August 12, 2014, the Company issued a notes payable for $50,000, which included fully vested warrants to purchase 300,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $17,455 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $17,455 was accreted through interest expense.

The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $2,575.

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,370 was converted into 34,843 shares (2,961,644 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $23,720, which was recorded as a gain on the extinguishment of debt.

On August 14, 2014, the Company issued a note payable for $100,000, which included fully vested warrants to purchase 600,000 shares pre Reverse Stock Split of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25 and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $32,274 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,153.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $6,697 was converted into 69,657 shares (5,920,852 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $47,421, which was recorded as a gain on the extinguishment of debt.

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25 and is being accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $44,140 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $7,725.

As a result of the Recapitalization Transaction, the principal balance of $150,000 and accrued interest of $9,222 was converted into 103,991 shares (8,839,269 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $70,766, which was recorded as a gain on the extinguishment of debt.

On December 5, 2014, the Company issued a note payable for $23,000 to a stockholder, which bears interest at 5.0% and was due on April 5, 2015. As a result of the Recapitalization Transaction (see Note 6), the principal balance of $23,000 and accrued interest of $609 was converted into 15,418 shares (1,310,510 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $10,493 and because this entity is a stockholder was recorded as additional paid in capital.

On December 31, 2014, the Company issued a note payable for $100,000, which include fully vested warrants to purchase 600,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share expiring in five years. The warrants were valued at $11,812 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 229.0%, risk free interest rate of 1.68% and expected life of five years. The relative fair value of the warrants was $10,563 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25 and is being accreted over the term of the note payable for financial statement purposes. For the three months ended March 31, 2015, the final $10,447 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on April 1, 2015. The warrants are subject to anti-dilution adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability is revalued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,226.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $3,689 was converted into 67,637 shares (5,749,163 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $46,084, which was recorded as a gain on the extinguishment of debt.

On February 10, 2015, the Company issued a note payable for $25,000, bearing interest at 5.0% to an accredited investor and director of the Company. As a result of the recapitalization transaction (see Note 6), the principal balance of $25,000 and accrued interest of $417 was converted into 16,608 shares (1,411,720 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $11,296 and because this entity is a stockholder was recorded as additional paid in capital.

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

As a result of the Recapitalization Transaction (see Note 6), the principal balance of the above four notes of $134,542 and accrued interest of $2,271 was converted into 41,603 shares (3,536,254 shares pre Reverse Stock Split at $0.0386) of the Company’s Series A Preferred stock as part of the $1,450,000 cash investment.

On June 12, 2015, the conversion of the four notes issued from March 27, 2015 to May 21, 2015, was treated as a troubled debt restructuring in accordance with FASB ASC 470-60-15, “Debt – Troubled Debt Restructurings by Debtors.”

A debtor that issues or otherwise grants an equity interest to a creditor to settle fully a payable shall account for the equity interest at its fair value. The difference between the fair value of the equity interest granted and the carrying amount of the payable settled shall be recognized as a gain on restructuring payables.

NOTE 9 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement with VFM on the same date entered into a Technology and Service Agreement with Zaah (collectively with the VFM agreements, the “Agreements”). Contemplated by those Agreements were warrant issuances by the Company for the purchase of Common Stock.

Warrants exercisable for 627,451 shares (53,333,333 shares pre Reverse Stock Split) of Common Stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2015 and December 31, 2014, the fair value of the warrant liability was $1,041,091 and $787,544, respectively.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares (6,349,245 pre Reverse Stock Split) of Common Stock as consideration for technology received from VFM under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2015 and December 31, 2014, the fair value of the warrant liability was $149,090 and $121,209, respectively.

The Company made the payment of warrants to VFM on a good faith basis, based on the assumption that the technology conveyed to the Company would be patentable and licensable. The Company had not reached a conclusion at that time that the technology would be patentable and licensable.

As of June 12, 2015, the Company concluded that the technology received from VFM is patentable and licensable, and that the Company was required to make, on January 1, 2015, an additional payment pursuant to Patent and Technology Agreement in the amount of $4,500,000, to be paid by issuing (i) a number of shares of Common Stock equal to (x) $4,500,000 divided by (y) a price which equals a 10% discount to the market price at the time of issuance and (ii) warrants to purchase an equal number of shares of Common Stock exercisable at a price of $0.10 per share. Based upon the share price of $0.04 per share, this would result in the issuance of approximately an additional 125 million shares of Common Stock and warrants to purchase an additional 125 million shares. The $4,500,000 was accrued at December 31, 2014. The number of warrants to be issued based on a stock price of $0.02 at December 31, 2014 was 250 million warrants. The warrants were valued at $4,892,089 using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions: no dividend yield, expected volatility of 229.1%, risk free interest rate of 1.65% and expected life of five years.

In conjunction with the Recapitalization Transaction (see Note 6), the Company agreed that an additional $2,000,000 in exclusivity licensing fees was required to be paid and converted the $6,500,000 into shares of Series B Preferred Stock. In addition, the fair value of the associated warrants was $1,867,417 as of June 12, 2015 and was recorded as additional paid in capital on conversion.

The warrants associated with the notes payable (see Note 6) were revalued at June 12, 2015, based on the cashless conversion modification. The total fair value of those warrants was $37,000 and was recorded as additional paid in capital on conversion.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VFM on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VFM subscribed to purchase 33,333,333 shares of Series A Preferred Stock (pre Reverse Stock Split) and a warrant to purchase 33,333,333 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.12 per share, for $1 million.

At any time before January 31, 2015, VerifyMe had the right, but not the obligation, to require the Company to repurchase all, but not less than all, of the capital stock of the Company and warrants exercisable for capital stock of the Company held by VerifyMe in exchange for the price originally paid by VerifyMe therefore upon the occurrence of any of the following events: (i) the consummation of any bona fide business acquisition, (ii) the incurrence of any indebtedness by the Company in an amount in excess of $2 million, (iii) the issuance or sale of any security having a preference on liquidation senior to Common Stock, or (iv) the sale by the Company of capital stock or warrants exercisable for its capital stock at a price below $0.03 per share. This right had not been exercised.

In accordance with FASB ASC 480 and FASB ASC 815, the Series A Preferred Stock was classified as permanent equity and was valued at $1 million at January 31, 2013.

The conversion feature of the Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470, “Debt,” as a beneficial conversion feature at a fair value of $0 at June 12, 2015 and December 31, 2014. This was classified as an embedded derivative liability and a discount to the Series A Preferred Stock. Because the Series A Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Series A Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

On August 5, 2013, 12,222,222 shares (pre Reverse Stock Split) of Series A Preferred Stock were converted into 12,222,222 shares (pre Reverse Stock Split) of Common Stock.

The Company has determined that the Series A Preferred Stock issuance in the Recapitalization Transaction does not meet the requirements of FASB ASC 480-10 for liability treatment and therefore has been classified as permanent equity. Additionally, it was determined that the economic characteristics of the beneficial conversion feature are clearly and closely related to the host, and are based on a fixed conversion rate into shares of Common Stock and therefore do not require bifurcation.

The Series A Preferred Stock was converted into 248,366 (21,111,111 pre Reverse Stock Split) shares of Common Stock on June 12, 2015 in conjunction with the Recapitalization Transaction (see Note 6).

The 392,157 warrants (33,333,333 warrants pre Reverse Stock Split) associated with the Series A Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2015 and December 31, 2014, the fair value of the warrants was $631,678 and $494,939.

On May 26, 2015, the Company amended its Amended Certificate of Designation, dated February 1, 2013, with respect to its Series A Preferred Stock, to amend the designations, preferences, powers and rights of the Series A Preferred Stock, and authorizing the issuance of up to 37,564,767 shares of Series A Preferred Stock. The Series A Preferred Stock are currently convertible at 20:1. 37,564,767 (pre-Reverse Stock Split) shares of Series A Preferred Stock were issued as part of the Recapitalization Transaction (see Note 6).

Additionally, on May 26, 2015, the Company amended its Amended and Restated Articles of Incorporation, dated December 19, 2003, to establish the Series B Preferred Stock, authorizing the issuance of up to 85 shares of Series B Preferred Stock. The Series B Preferred Stock are convertible currently at 8,496,732:1. 85 shares (pre Reverse Stock Split) of Series B Preferred Stock were issued to settle the $6.5 million of licensing fees due and the associated warrants as part of the Recapitalization Transaction (see Note 6). The foregoing description of the Certificate of Designation is a summary, and does not purport to be a complete description of the Certificate of Designation, and is qualified in its entirety by reference to the Certificate of Designation, a copy of which is filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2015.

On June 12, 2015, the Company issued 389,668 shares (33,121,777 pre Reverse Stock Split) of Series A Preferred shares to an investor for $1,278,501 as part of the total $1,450,813 transaction with the investor. In addition, an officer of the Company and a stockholder received a total of 10,667 shares (906,736 pre Reverse Stock Split) of Series A Preferred Stock for the forgiveness of previously accrued but unpaid compensation valued at $35,000 and notes payable and accrued interest were converted into 41,603 shares (3,536,254 pre Reverse Stock Split) of Series A Preferred Stock also as part of the $1,450,813 transaction with the investor. As of September 30, 2015, the 10,667 shares (906,736 pre Reverse Stock Split) of Series A Preferred Stock had not been distributed to the officer of the Company and the stockholder.

Each of the Series A Preferred Stock and the Series B Preferred Stock have a preference in liquidation that the holders of the Series A Preferred Stock and the Series B Preferred Stock are to be paid out of assets available for distribution prior to holders of Common Stock. The holders Series A Preferred Stock and the Series B Preferred Stock may cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock and the Series B Preferred Stock can be converted. In addition, the holders of Series A Preferred Stock and the Series B Preferred Stock are to be paid dividends, based on the number of shares of Series A Preferred Stock and the Series B Preferred Stock, as the case may be, as if the shares had been converted to Common Stock, prior to the holders of Common Stock receiving a dividend.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$—	$—	$1,829,757	$1,829,757

Total	$—	$—	$1,829,757	$1,829,757

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2015	$6,370,709
Conversion of notes payable, net of interest expense	(31,397)
Conversion of warrants related to licensing fees	(1,867,417)
Change in fair value of derivative liabilities	(2,642,138)

Balance at September 30, 2015	$1,829,757

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months and nine months ended September 30, 2015.

As of September 30, 2015, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

September 30, 2015
Annual Dividend Yield	0.0%
Expected Life (Years)	2.25 - 3.94
Risk-Free Interest Rate	.64% - 1.37%
Expected Volatility	170.1% - 174.6%

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

NOTE 12 – STOCKHOLDERS’ EQUITY

On January 1, 2014, under the terms of the Patent and Technology License Agreement, the Company issued 6,349,206 shares (pre Reverse Stock Split) of Common Stock to VFM, in addition to the warrants described in Note 9 above. The shares were issued in payment for the technology received. Under the agreement, $400,000 worth of Common Stock was to be paid by the Company to VFM at a 10% discount to the market at time of payment. The closing price was $0.07 per share discounted 10% to $0.063. The $400,000 payment divided by the $0.063 per share resulted in 6,349,206 shares (pre Reverse Stock Split) to be issued. The entire $400,000 payment was expensed to research and development.

On June 2, 2015, the Company issued 682,353 shares (post Reverse Stock Split) of Common Stock to two vendors to settle outstanding payable balances of $58,000.

On June 12, 2015, the Company issued 304,785 shares (25,906,735 pre Reverse Stock Split) of Common Stock and raised $50,000.

During the three months ended June 30, 2015, one stockholder received 2,353 shares (post Reverse Stock Split) of Common Stock in a cashless exercise.

On June 11, 2015, the Company issued 525,000 Restricted Stock Units (“RSUs”) (44,625,000 pre Reverse Stock Split) to two officers of the Company. The RSUs were valued at the closing stock price of $0.01 on June 11, 2015, at $446,250, fair value. These RSUs are being expensed over the vesting terms. For the three and nine months ended September 30, 2015, the Company expensed $37,188 and $43,386 related to the RSUs.

On June 30, 2015, the Company issued 48,761 shares (post Reverse Stock Split) of Common Stock to a vendor to settle an outstanding payable balance of $41,447, net of gain on conversion of $35,153.

On July 9, 2015, the Company hired a Chief Operating Officer (“COO”). The COO will receive 225,000 RSUs (19,125,000 pre Reverse Stock Split), vesting over a three-year period, with one-third vesting the first year and one-twelfth vesting ratably on a quarterly basis thereafter. The RSUs were valued at fair value of $918,000 based on the closing stock price of $4.08 on July 9, 2015. For the three and nine months ended September 30, 2015, the Company expensed $76,500 related to the RSUs.

On July 23, 2015, the Company completed the Reverse Stock Split of its outstanding Common Stock and Preferred Stock, as further described in Note 1 and Note 6 above.

On August 10, 2015, the Company agreed to issue the Chief Financial Officer (“CFO”) 20,000 RSUs vesting over six months and 100,000 RSUs vesting annually over three years. The RSUs were valued at a fair value of $692,400 based on the closing stock price of $5.77 per share on August 10, 2015. For the three and nine months ended September 30, 2015, the Company expensed $70,522 related to the RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs valued at $75,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which begin vesting on August 1, 2015. The Company expensed $12,500 for the three and nine months ended September 30, 2015 relative to these RSUs. Further the individual will receive a 2% to 5% commission on company sales while this agreement is in effect.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain restricted stock with a consultant/stockholder and determined that there was a decrease in fair value of $81,000.

NOTE 13 – STOCK OPTIONS

During 1999, the Board adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan (the “2000 Plan”), pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of Common Stock. On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 Plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of Common Stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The 2003 Plan is intended to permit stock options granted to employees under the 2003 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).

During 2013, the Board adopted a new omnibus incentive compensation plan (the “2013 Plan,” and together with the 2000 Plan and the 2003 Plan, the “Plans.”) which serves as the successor incentive compensation plan to the 2003 Plan, and provides the Company with a comprehensive plan to design and structure grants of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards for the Company’s employees, non-employee directors and certain consultants and advisors.

As of September 30, 2015, there are 2,397,953 options (post Reverse Stock Split) that have been issued under the Plans, and 36,027,929 options that are available to be issued under the Plans. There are an additional 425,882 options that are have been issued that are not included in the Plans.

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

On June 11, 2015, the Company issued options to purchase an aggregate of 1,225,000 shares (104,125,000 pre Reverse Stock Split) of the Common Stock at an exercise price of $0.85 per share, with a term of five years, to three employees and two members of the Board. The fair value of options issued was $993,083. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.6%, risk-free interest rate of 1.74% to 1.75% and expected option life of five years. The options are being expensed over the vesting terms for the employees and over the Board members’ remaining service terms as that is shorter than the vesting terms.

On July 9, 2015, the Company hired a COO who received 375,000 options (31,875,000 pre Reverse Stock Split) to purchase shares of Common Stock of the Company, with an exercise price of $0.85 ($0.01 pre reverse split) and valued at $1,502,219. The options vest quarterly over three years. The fair value of the options was valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 180.1%, risk free interest rate of 1.58% and expected life of five years. The options are being expensed over the vesting terms.

On August 10, 2015, the Company hired a CFO who received 200,000 options (17,000,000 pre Reverse Stock Split) to purchase shares of Common Stock vesting annually over three years. The options were valued at fair value of $1,107,857, using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 182.2%, risk free rate interest rate of 1.62% and expected life of five years. The options are being expensed over the vesting terms.

On September 25, 2015, the Company issued options to purchase an aggregate of 75,000 shares (6,375,000 pre Reverse Stock Split) of Common Stock at an exercise price of $2.15 per share, with a term of five years to a member of the Board. The fair value of options issued was $155,003. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 183.5%, risk-free interest rate of 1.48% and expected option life of five years. The options are being expensed over the service term as that is shorter than the vesting terms.

For the three and nine months ended September 30, 2015 the Company expensed $314,960 and $349,055 with respect to the options.

The following tables summarize non-employee stock option/warrant activity of the Company since December 31, 2014:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,425,481	$0.85 to $17.00	$8.50

Granted	—	—	—
Exercised	(45,882)	0.85 - 4.25	—
Expired	—	—	—

Outstanding, September 30, 2015	1,379,599	$0.85 to $12.75	$9.11

Exercisable, September 30, 2015	1,379,599	$0.85 to $12.75	$9.11

Weighted Average Remaining Life, Exercisable, September 30, 2015 (years)	5.0

A summary of incentive stock option transactions for employees since December 31, 2014 is as follows:

	Option/Warrant Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2014	633,725	$4.25 - $12.75	$4.25

Granted	1,875,000	0.85 - 5.95	1.25
Exercised	—	—	—
Expired/Returned	(308,235)	4.25 - 12.75	—

Outstanding, September 30, 2015	2,200,490	$0.85 to $12.75	$1.97

Exercisable, September 30, 2015	506,740	$0.85 to $12.75	$3.62

Weighted Average Remaining Life, Exercisable, September 30, 2015 (years)	7.1

NOTE 14 – OPERATING LEASES

For the three and nine months ended September 30, 2015, total rent expense under leases amounted to $23,463 and $55,474. For the three and nine months ended September 30, 2014, total rent expense under leases amounted to $24,459 and $59,952. As of September 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	18,963
2016	31,605

$50,568

NOTE 15 – RELATED PARTY TRANSACTIONS

At June 12, 2015, three stockholders of the Company held $317,000 of the senior secured convertible notes payable and were owed accrued interest of $42,713. The notes and accrued interest were converted into 234,735 shares (19,952,489 pre Reverse Stock Split) of Common Stock as further described in Note 7 and 8.

NOTE 16 – SUBSEQUENT EVENTS

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares are to be issued on January 1, 2016 and 20,000 shares are to be issued on April 1, 2016.

As of the date of this filing, the 10,667 shares (906,736 pre Reverse Stock Split) of Series A Preferred Stock have not been distributed to the officer of the Company and the stockholder, as further discussed in Note 10.

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

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both delightful to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, social media among other applications. We generate sales through licenses to utilize our high availability cloud services or operate our solutions directly by a customer.

Currently the Company has twenty U.S. patents, four U.S. and seven applications pending for allowance.

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

Our primary strategic objective over the next 12 to 24 months is to successfully market our products and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years. We plan to achieve this objective through a targeted marketing program. As we grow, we intend to hire professionals to develop new products and market our products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended September 30, 2015 and 2014. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2015 and 2014, we generated sales of $138,475 and $53,260. For the three months ended September 30, 2015 and 2014, we had net income (loss) of $216,337 and $(1,713,915). These amounts primarily result from the valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013, the Recapitalization Transaction, as well as the measures implemented to conserve funds.

Cost of Sales

Cost of sales for the three months ended September 30, 2015 and 2014 was $28,689 and $50,160. Cost of sales is significantly lower for the three months ended September 30, 2015 since we receive a commission on the number of units produced and our customer has been able to produce more with less of our product.

General and Administrative Expenses

General and administrative expenses increased $35,161 to $215,787 for the three months ended September 30, 2015 from $180,626 for the three months ended September 30, 2014. The increase resulted from the write off of receivables of $62,125.

Legal and Accounting

Legal and accounting fees increased $119,792 to $170,506 for the three months ended September 30, 2015 from $50,714 for the three months ended September 30, 2014. The increase in legal and accounting fees between the periods was primarily a result of the Recapitalization Transaction.

Payroll Expenses

Payroll expenses were $747,333 for the three months ended September 30, 2015, an increase of $516,934 from $230,399 for the three months ended September 30, 2014. The increase is the result of hiring a new Chief Executive Officer, Chief Operations Officer and Chief Technology Officer in the latter part of June 2015 and early part of July 2015. It also includes $550,837 of share based compensation.

Research and Development

Research and development expenses were $58,415 and $106,674 for the three months ended September 30, 2015 and 2014, a decrease of $48,259. The decrease is related to cost containment initiatives relative to our products, while improving the quality of the products.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2015 were $37,189 as compared to $40,656 for the three months ended September 30, 2014, a decrease of $3,467. The Company has scaled back expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the three months ended September 30, 2015, the Company incurred interest expense of $4,284 as compared to $83,663 for the three months ended September 30, 2014, a decrease of $79,379. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the Recapitalization Transaction.

Gain (Loss) on Extinguishment of Debt

During the three months ended September 30, 2015 and 2014, the Company incurred a loss of $19,395 and $0. The loss related to conversion of notes payable and accrued interest.

Change in Fair Value of Warrants

During the three months ended September 30, 2015, the Company incurred an unrealized gain on the market value of warrants of $1,355,293 as compared to an unrealized loss of $824,283 for the three months ended September 30, 2014, an increase of $2,179,576. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased during the three months ended September 30, 2015 because the price of the Common Stock has decreased and the difference between the warrant exercise price and the price of the Common Stock has increased, but the price of the Common Stock increased during the three months ended September 30, 2014. Additionally, as part of the Recapitalization Transaction certain warrants were converted to Common Stock and the associated liability of $1,867,417 was reclassified to additional paid in capital.

Change in Fair Value of Embedded Derivative Liability

During the three months ended September 30, 2015, the Company incurred $0 for the change in the fair value of the embedded derivative liability as compared to a loss of $200,000 for the three months ended September 30, 2014. Because the Series A Preferred Stock was converted into shares of Common Stock with the Recapitalization Transaction, the embedded derivative liability no longer exists and no valuation or adjustment will be needed in the future.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following discussion analyzes our results of operations for the nine months ended September 30, 2015 and 2014. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2015 and 2014, we generated revenue of $217,267 and $118,408. For the nine months ended September 30, 2015 and 2014, we had a net loss of $1,003,625 and $1,491,780. These amounts primarily result from the valuation adjustment of warrant liability and embedded derivative liability associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013, the Recapitalization Transaction, as well as the measures implemented to conserve funds.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 and 2014 was $64,768 and $104,600. Cost of sales is significantly lower for the nine months ended September 30, 2015 since we receive a commission on the number of units produced and our customer has been able to produce more with less of our product.

General and Administrative Expenses

General and administrative expenses decreased $41,120 to $379,817 for the nine months ended September 30, 2015 from $420,937 for the nine months ended September 30, 2014. The Company is attempting to reduce general and administrative expenses while generating revenue in order to develop profitability. However, during the nine months ended September 30, 2015, the Company incurred additional expense relative to the write off $62,125 of receivables and increases in public company filing fees and website expenses.

Legal and Accounting

Legal and accounting fees increased $57,029 to $398,941 for the nine months ended September 30, 2015 from $341,912 for the nine months ended September 30, 2014. The increase in legal and accounting fees between the periods was a result of fees associated with the Recapitalization Transaction.

Payroll Expenses

Payroll expenses were $1,037,472 for the nine months ended September 30, 2015, a decrease of $706,100 from $1,743,572 for the nine months ended September 30, 2014. The decrease is the result of a reduction in the number of employees and reductions in salaries in order to conserve costs.

Research and Development

Research and development expenses were $2,194,801 and $1,055,290 for the nine months ended September 30, 2015 and 2014, an increase of $1,139,511. The increase is related to the additional licensing fees resulting from the Recapitalization Transaction.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2015 were $60,316 as compared to $166,475 for the nine months ended September 30, 2014, a decrease of $106,159. The Company has scaled back expenditures such as sales-related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the nine months ended September 30, 2015, the Company incurred interest expense of $59,438 as compared to $107,691 for the nine months ended September 30, 2014, a decrease of $48,253. The decrease in interest expense was a result of the conversion of notes payable to stock pursuant to the Recapitalization Transaction.

Gain (Loss) on Extinguishment of Debt

During the nine months ended September 30, 2015 and 2014, the Company incurred a gain on extinguishment of debt of $332,523 and a loss of $82,000 on extinguishment of debt. These resulted from the restructuring of debt in the respective periods.

Change in Fair Value of Warrants

During the nine months ended September 30, 2015, the Company incurred an unrealized gain on the market value of warrants of $2,642,138 as compared to $2,012,289 for the nine months ended September 30, 2014, an increase of $629,849. The change resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of the warrants have decreased during the nine months ended September 30, 2015 because the price of Common Stock has decreased and the difference between the warrant exercise price and the price of the Common Stock has increased, more than in the nine months ended September 30, 2014. Additionally, as a part of the Recapitalization Transaction, certain warrants were converted to shares of Common Stock and the associated liability of $1,867,417 was reclassified to additional paid in capital.

Change in Fair Value of Embedded Derivative Liability

During the nine months ended September 30, 2015, the Company incurred $0 for the change in the fair value of the embedded derivative liability as compared to a gain of $400,000 for the nine months ended September 30, 2014. The change is derived from the Common Stock price decreasing below the value of the conversion option associated with the Subscription Agreement entered into on January 31, 2013 for the nine months ended September 30, 2014. Because the Series A Preferred Stock was converted into shares of Common Stock in connection with the Recapitalization Transaction, the embedded derivative liability no longer exists and no valuation or adjustment will be needed in the future.

Liquidity and Capital Resources

As of November 11, 2015, we had cash on hand of approximately $187,000.

Net cash used in operating activities for the nine months ended September 30, 2015 decreased to $1,221,500 from $1,932,368 for the nine months ended September 30, 2014, a decrease of $710,868. The decrease in net cash used in operating activities was primarily as a result of an increase in accounts payable offset by the change in the fair value of the warrant liability.

Net cash used in investing activities for the nine months ended September 30, 2015 increased to $2,532 from $0 for the nine months ended September 30, 2014. This resulted from equipment and patent purchases.

Net cash provided by financing activities for the nine months ended September 30, 2015 increased to $1,438,043 from $650,000 for the nine months ended September 30, 2014, an increase of $788,043. This was a result of the Recapitalization Transaction.

During the nine months ended September 30, 2015 and 2014, the Company’s operational resources were used primarily to fund general and administrative expenses, pay employees and continue the research and development projects.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

We account for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees”. Under FASB ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Revenue Recognition

In accordance with FASB ASC 605, we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer. Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to condensed financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 2, 2015, the Company issued to two vendors an aggregate of 682,353 shares of Common Stock to settle outstanding payable balances of $58,000.

On June 12, 2015, the Company entered into various Note Conversion Agreements with the Noteholders, pursuant to which the Noteholders converted $731,426 of outstanding notes and accrued interest (net of gain on conversion of $297,370) into 57,265,030 shares (pre Reverse Stock Split) of restricted Common Stock of the Company at a conversion rate of one share of Common Stock per $0.018 of outstanding principal and interest.

On June 12, 2015, the Company entered into various Warrant Conversion Agreements with the Warrantholders, pursuant to which the Warrantholders converted 3,700,000 outstanding Common Stock warrants into 3,700,000 shares (pre Reverse Stock Split) of restricted Common Stock of the Company at a conversion ratio 1:1.

On June 12, 2015, the Company and VFM entered into a Preferred Stock Conversion Agreement, pursuant to which VFM converted 21,111,111 shares (pre Reverse Stock Split) of Series A Preferred Stock of the Company that it currently owns into shares of Common Stock of the Company on a 1:1 basis (pre Reverse Stock Split).

On June 12, 2015, pursuant to a Patent and Technology License Termination Agreement, the Company and VFM terminated that certain License, and VFM agreed to receive 85 shares (pre Reverse Stock Split) of Series B Preferred Stock in complete satisfaction of $4,500,000 in past due license payments and $2,000,000 exclusivity payments owed by the Company under the License.

On June 12, 2015, the Company issued 304,785 shares of Common Stock and raised $50,000.

During the three months ended June 30, 2015, one stockholder received 2,353 shares of Common Stock in a cashless exercise of a warrant.

On June 30, 2015, the Company issued 48,761 shares (post Reverse Stock Split) of Common Stock to a vendor to settle an outstanding payable balance of $41,447, net of gain on conversion of $35,153.

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares are to be issued on January 1, 2016 and 20,000 shares are to be issued on April 1, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2015).

3.2	Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2015).

10.1	Burrell Employment Letter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFYME, INC.

By:	/s/ Paul Donfried
Paul Donfried
On behalf of the registrant and as Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2015).

3.2	Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2015).

10.1	Burrell Employment Letter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2015).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.