Form 10-K
period 2015-12-31
VerifyMe, Inc.
filed 2016-03-30
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12 West 21st, 8th Floor
New York, NY  10010
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 994-7002

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $13,385,345 as of June 30, 2015 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 6,586,711 shares of common stock outstanding as of the close of business on March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

VERIFYME, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2015

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

ITEM 1. BUSINESS.

Overview

VerifyMe , Inc. (the “Company,” “VerifyMe,” “we,” “us,” or “our”) is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identities in digital transactions. We deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

The challenges associated with digital access control and identity theft are problems that are highly relevant in the world today. Consumers, citizens, employees, governments and employers demand comprehensive solutions that are reliable but not intrusive. The current widespread use of passwords and personal identification numbers, or PINs for authentication has proven to be unsecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, crossing borders, accessing services or logging into online accounts or corporate resources. They expect those experiences to ensure the protection of their privacy and to provide uncompromising confidentiality.

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

Our digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license.  These mechanisms include biometric factors, knowledge factors, possession factors and location factors.   Biometric factors include facial recognition with liveness detection, finger print and voice recognition.  Knowledge factors include a personal gesture swipe and a safe and panic color choice.  Possession factor includes devices that the user has in their possession such as a smartphone, smart watch, and other wearable computing devices.  The location factor geo-locates the user during a secure login.  We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism.  We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, fragrances,  pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through licenses of our technology and through direct sales of our technology.

Our physical technologies involve the utilization of invisible and/or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

Anti-Counterfeiting Technologies and Products

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents and products.  Currency, lottery tickets, credit cards, event and transportation tickets, casino slot tickets, and travelers’ checks are all susceptible to counterfeiting. We believe that losses from such counterfeiting have increased substantially with improvements in counterfeiting technology. Counterfeiting has long caused losses to manufacturers of brand name products, and we believe that these losses have increased as the counterfeiting of labeling and packaging has become easier.

We believe that our physical and material goods anti-counterfeit technologies may be useful to businesses desiring to authenticate a wide variety of materials and products. Our technologies include (1) a technology utilizing invisible ink that can be revealed by use of laser light for authentication purposes, (2) an inkjet ink technology, which allows invisible codes to be printed and (3) a color shifting technology that is activated by certain types of lights. All of those technologies are intended to be substantially different than pen systems that are currently in the marketplace. Pen systems also rely on invisible ink that is activated by a special marker. If the item is an original and not an invisible print, then the ink will be activated and show a visible mark as a different color than on an illegitimate copy. We believe that our technologies are superior to the pen system technology because, in the case of its laser and color shifting technologies, it will not result in a permanent mark on the merchandise. Permanent marks generally lead to the disposal of the merchandise or its sale as a “second” rather than best-quality product. In the case of rubbed ink technology, no special tools are required to distinguish the counterfeit. Other possible variations of our laser based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner that permits manufacturers and distributors to track the movement of products from production to ultimate consumption when coupled with proprietary software.

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

Physical and Material Goods Anti-Counterfeit Industry — Overview

Currency, passports, ID cards and other high-value documents have historically been subject to counterfeiting and forgery and continue to be today. Many consumer industries such as pharmaceutical, luxury goods and auto parts are also subject to significant counterfeiting. In the last 15 years, the counterfeiting of goods has increased significantly on a global basis and has become a major threat to brand owners in most industries. Major brands, whether national or multinational, are being systematically attacked by sophisticated criminals and terrorists. Furthermore, counterfeiting and forgery have filtered down to the level of lone criminals due to the availability of digital scanning and copying technologies.

The U.S. is projected to remain the largest single consumer of security services and products in the world. One of the most important new areas of expansion is in the area of authentication, which is the act of confirming that objects such as currency, passports, casino chips, credit cards, stock certificates, pharmaceuticals, stamps, identification cards, lottery tickets, and so forth, are real and not forgeries. With the advent of the digital age, including the color copier and other new technologies and templates available on the web, thieves and forgers have been able to make near identical copies of almost any printed item, which has resulted in major financial losses to business and, importantly, has compromised security at critical installations. One particular problem is that criminal and civil penalties for forgery, fraud, and counterfeiting are relatively light, and many of those engaging in such activities are overseas and far from the reach of U.S. law enforcement.

While some currency and credit cards have introduced holograms, seals, and embedded strips in order to add a level of protection, most such methodologies are expensive and, in some cases, time-consuming in the production process. In other instances, such as when printing cigarette tax stamps or hundreds of millions of pieces used in a popular restaurant chain’s contest game pieces, the authentication process must be extremely inexpensive and easy to use or it will be rejected. There is no commercially fiscal way, for example, that a hologram, costing around five cents a copy, can be introduced to verify tax stamps.  Moreover, more than half the national currencies in the world lack even one layer of protection and can easily be counterfeited.

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into websites, physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. Counterfeiting is a global problem, and it is a problem that appears to be increasing. According to the 2012 Global Report on Counterfeiting: Anti-Counterfeiting and The Apparel Industry — February 2012, revenues generated from counterfeit product sales are estimated to have grown by more than 400% since the early 1990s, while sales of legitimate brands grew just 50% over the same timeframe. In February 2011, the International Chamber of Commerce (“ICC”) issued an updated report on counterfeiting and piracy that states that the global economic and social impacts of counterfeiting and piracy could reach $1.7 trillion by 2015.

Counterfeiting is one of the fastest growing economic crimes of modern times. It presents companies, governments and individuals with a unique set of problems. What was once a cottage industry has now become a highly sophisticated network of organized crime that has the capacity to threaten the very fabric of national economies, endanger safety and frequently kill. It devalues corporate reputations, hinders investment, funds terrorism, and costs hundreds of thousands of people their livelihood every year.

The anti-counterfeiting industry is segmented into four general categories: (i) Optical technologies - use of light, i.e. holograms; (ii) Electronic - magnetic strips and smart cards; (iii) Biotechnologies - uses characteristics of biological proteins such as antibodies, enzymes and DNA; and (iv) Chemical technologies - includes photochromic (or light-reactive) and thermochromic (or heat-reactive) inks.

We operate in the chemical technologies and security ink sectors of the industry. Products in this industry change color when exposed to either heat or light and revert to their original color when exposed again. Generally, the effect is reversible as often as required. Inks have also been developed that are invisible to the human eye but which can be read by bar-code scanners. These have been used in the fragrance and pharmaceutical industries to authenticate products. Other reactive inks change color when brought into contact with specific substances, such as ink from a felt-tipped pen.

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

In April 2010, the United States Government Accountability Office (“GAO”) issued a report to Congress entitled, “INTELLECTUAL PROPERTY: Observations on Efforts to Quantify the Economic Effects of Counterfeit and Pirated Goods.” In this report, the GAO estimated that the total economic value of intellectual property seizures by Customs and Border Protection during 2004 to 2009 was $1.12 billion. This was based only on imported goods and not goods produced in the United States.

The Organization for Economic Cooperation and Development estimates that the value of counterfeiting is approximately $250 billion per year. They also conclude that millions of consumers are risking their lives by using unsafe and ineffective counterfeit products unknowingly.

Identification Cards and Secure Documents

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. For instance, Havocscope, a company that collects black market intelligence and identifies security threats, reports that the value of counterfeit identification and passports is currently $100 million. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. To highlight the size of the problem, in April 2012 the European Parliament estimated that of the 6.5 million biometric passports in circulation in France, between 500,000 and one million are ‘false,’ having been obtained using counterfeit documents. Our overt and covert ink pigment platform can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our pigment solution cans be used for all types of identification and official documents, such as:

•	passports;
•	permanent resident, or “green” cards and visas;
•	drivers’ licenses;
•	Social Security cards;
•	military identification cards;
•	national transportation cards;
•	security cards for access to sensitive physical locations; and
•	other important identity cards, official documents and security-related cards.

Pharmaceuticals

The pharmaceutical industry faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to producers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. The National Association of Boards of Pharmacy estimates that counterfeit drugs account for 1–2% of all drugs sold in the United States. The World Health Organization (“WHO”) estimates the annual worldwide “take” from counterfeit drugs to be £13 billion (approximately $20 billion USD), a figure that is expected to double by the end of this decade. In some countries, counterfeit prescription drugs comprise as much as 70% of the drug supply and have been responsible for thousands of deaths, according to the WHO. Counterfeit pharmaceuticals are estimated to be a billion-dollar industry, though some estimate it to be much larger. In 2012, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit. According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.

Based on this growing threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals.  These systems are often referred to as serialization, or in the United States as e-Pedigree (electronic pedigree).  One jurisdiction that has enacted such regulations is California, which passed legislation requiring that 50% of all “dangerous drugs” (defined as all prescription drugs) that are distributed in California must be serialized and have an electronic pedigree by January 1, 2015; 100% of all dangerous drugs must have an electronic pedigree by January 1, 2016.

We believe that ePedigree and serialization requirements will likely be implemented in all aspects of the pharmaceutical supply chain, from the manufacturer to the packager, wholesaler, distributor and final dispensing entity. The ePedigree provides an “audit trail,” or documented evidence, to help to identify and catch counterfeiting and diversion. Serialization requires manufacturers, or third-party packagers in some virtual supply chains, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8-10% of a medicine pack’s total production cost only on solutions to protect it from duplication and counterfeiting, according to company executives. Our unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the luxury retail and apparel industries. According to the World Customs Organization, European clothing and footwear companies lose an estimated €7.5 billion per year to counterfeiting; Havocscope values the counterfeit clothing market at $12 billion. Our unique ink pigments can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well to track products that have been lost in transit, whether misplaced or stolen.

Food and Beverage

Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. Numerous reports of counterfeit foods have been reported, including long-grain rice labelled and sold as basmati rice, Spanish olive oil bottled and sold as Italian olive oil, and mixtures of industrial solvents and alcohol sold as vodka. Although many of these stories have emerged from the U.K. and Europe, the fake-food problem is also relevant in the United States.

The National Center for Food Protection and Defense estimates that Americans pay $10 billion to $15 billion annually for fake food — often due to product laundering, dilution and intentionally false labeling. We believe our pigments and authentication tools can help in the battle against counterfeit foods and beverages.

Printing and Packaging

Counterfeiting in packaging has greatly intensified in recent years, causing concerns for consumers and financial concern for businesses worldwide. As a result, the global anti-counterfeit packaging market is estimated to reach approximately $128.6 billion by the year 2019, according to MarketsandMarkets.  Billions of dollars per year are at stake for companies as they seek ways to ensure that the products sold with their logos and branding are authorized and authentic. The proliferation of counterfeiting requires brand owners and their converter/printer partners to work together to create a multi-layered protection plan so that their packaging and labels protect their brands and deter those trying to profit at their (and their reputation’s) expense.

Counterfeiters have become so good at their unlawful activity that spotting the difference between legitimate and counterfeit products can be daunting. Counterfeiters have many ways to subvert legitimate brands. These may include taking an out-of-date product and selling it in packaging and labels that have been forged; sometimes, the packaging, labels and product itself are all counterfeited. Counterfeiters might also use legitimate packaging coupled with fake products. We believe our pigment security systems are a cost-effective solution for printer and packagers and are easily integrated into their existing manufacturing process.

The Opportunity

As counterfeiting continues to increase and losses to manufacturers and others continue to escalate, we believe that those entities will seek better technologies to minimize their exposure. These technologies, however, must also be cost-effective, easy to integrate, and highly resistant to counterfeiting themselves.

Our Solutions

In the areas of authentication and serialization of physical goods, we offer clients the following products as anti-counterfeit systems:

•	RainbowSecure™;
•	SecureLight™;
•	SecureLight+™; and
•	Authentication tools.

RainbowSecureTM technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. It has been widely accepted in the gaming industry, where the technology has been used by casinos to protect their chips, dice, and playing cards from fraud. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure™ is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, and are not interested in outside public verification by consumers. The technology is also appropriate for anti-counterfeit protection of tags and labels in the apparel industry, where it can be applied to a variety of different materials in the form of dyes.

SecureLightTM technology was developed as a result of our investment in new proprietary color shifting inks that could penetrate broader markets and result in far greater revenues. During the past nine years, we have refined our technologies and their applications, and now have what we believe to be the easiest, most cost effective and efficient authentication technologies available in the world today. Our technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect apparel, pharmaceuticals, and virtually any other physical product.

SecureLight+TM technology combines the covert characteristics of RainbowSecure and the overt characteristics of SecureLight. This provides a solution which can be authenticated in two different ways - by proprietary tuned laser devices, and also by anyone with fluorescent lighting including end consumers.

Authentication tools have been developed which we sell to customers in conjunction with pigments and are tuned to authenticate the unique frequency of each batch. This allow for customers to instantly authenticate items with a customized beeper which will only positively identify a product bearing their unique anti-counterfeit solution. This authentication is provided in the form of an LED indicator and audible ‘beep’.

Raw Material Suppliers

Our security pigments are manufactured from naturally occurring inorganic materials. The manufacturing process includes both chemical and mechanical elements. In many cases, we produce pigments that are unique to a particular customer or product line. This uniqueness can be achieved through a variety of techniques, including custom formulation or combination of our proprietary pigments and/or incorporation of other specialized taggants.

There are many manufacturers of these types of specialized pigments and we intend to maintain multiple simultaneous relationships to ensure ample sources of supply.

Distribution

We currently distribute pigments directly to our customers. We are in discussions with an existing channel partner regarding an arrangement to use their secure facilities to house inventory and fulfill customer orders. We provide pigment mixing instructions for the specific uses of each client based on their existing equipment and processes. We maintain policies and procedures to monitor, track and log access to and disposition of all pigment. Our customers are also required to agree to and implement these policies and procedures.

The company has also developed relationships with ink suppliers for formulation and mixing of inks and coatings, which can be provided directly to customers. Typically, inks and coatings are formulated and mixed individually for specific printing equipment and applications for different substrates. We have worked with ink suppliers to optimize the formulation of inks and coatings incorporating our pigments. Our ready supply of finished inks and coatings allows for customers to easily utilize our solutions.

Digital Authentication Technologies and Products

We believe accurate identification of human beings in electronic transactions, also known as Digital Identity Management, will continue to be a large and rapidly growing market. As more electronic transactions incorporate the exchange of value and money, the verification of the unique identity of human beings participating in those transactions becomes more important. In general, every electronic transaction has a least two actors – a subject and a relying party. The relying party has a business need to eliminate or reduce risk associated with the identification of the subject.

Electronic financial theft and electronic theft of private information make headlines almost every day -  according to a 2015 Identity Fraud Study released by Javelin Strategy & Research, in 2014, $16 billion was stolen from 12.7 million U.S. consumers. The majority of this harm can be traced to weak authentication systems, such as Username/Password, yet these weak systems continue to be used in most of the world’s transactional systems.

Historically, stronger authentication solutions, such as biometric, two-factor and multi-factor solutions have been difficult to use and expensive to deploy and operate. The extraordinary proliferation of smart phones and tablets provide an infrastructure for disruptive solutions that leverage the mobile nature of these devices and the multi-sensor computing capabilities.

VerifyMe Authenticator is a digital identity management platform that provides extensible authentication mechanisms that can be dynamically invoked to achieve a specified degree of identity assurance. The Authenticator platform incorporates a risk engine that associates individual risk parameters and scores with every unique authentication mechanism. The risk engine then generates aggregate risk scores based on the specific combination of individual authentication mechanisms used to confirm the identity of the human being.

Digital Authentication Industry Background

The growth in internet banking and internet commerce and the increasing use and reliance upon proprietary or confidential information that is remotely accessible by many users by businesses, government and educational institutions, has made information security a paramount concern. We believe that enterprises are seeking solutions that will continue to allow them to expand access to data and financial assets while maintaining network security.

A vendor in the user authentication market delivers on-premises software/hardware or a cloud-based service that makes real-time authentication decisions for users who utilize an arbitrary endpoint device (that is, not just Windows PCs or Macs) to access one or more applications, systems or services in a variety of use cases. Where appropriate to the authentication methods supported, a vendor in this market also delivers client-side software or hardware that end users utilize to make those real-time authentication decisions.

The market is mature, with several vendors offering products that have been continuously offered during the past three decades (although ownership has changed over that time). However, new methods and vendors continue to emerge, with the most rapid growth occurring within the past decade in response to the changing market needs for different trade-offs among trust, user experience (“UX”) and total cost of ownership (“TCO”). The greater adoption of user authentication over a wider variety of use cases, the impact of mobile, cloud and big data analytics, and the emergence of innovative methods continue to be disruptive.

While over 100 authentication vendors currently operate in the market, the vast majority deliver two-factor authentication solutions. Even the few vendors that market biometric solutions simply combine them with a password for two-factor security.

Internet and Enterprise Security.  With the advent of personal computers and distributed information systems in the form of wide area networks, intranets, local area networks and the Internet, as well as other direct electronic links, many organizations have implemented applications to enable their workforce and third parties, including vendors, suppliers and customers, to access and exchange data and perform electronic transactions. As a result of the increased number of users having direct and remote access to such enterprise applications, data and financial assets have become increasingly vulnerable to unauthorized access and misuse.

Individual User Security.  In addition to the need for enterprise-wide security, the proliferation of personal computers, personal digital assistants and mobile telephones in both the home and office settings, combined with widespread access to the Internet, have created significant opportunities for electronic commerce by individual users such as electronic bill payment, home banking and home shopping.

The continued reliance by most enterprises on passwords and PINs has resulted in daily identity theft and data breaches, with massive attacks being announced almost every week. The companies that have been attacked and compromised private data include top brands in finance, retail, entertainment, technology and governments.

Strong Authentication Market

A strong authentication market has emerged, initially led by two-factor authentication solutions. Two-factor authentication solutions combine a password with a second factor, which typically involves proving possession of some object, which may include a one-time password token that generates rotating secret codes, a telephone via a callback or a SMS message, or an email address via emailing a secret code.

The global multifactor authentication (“MFA”) market is predicted to reach more than $10 billion by 2017 as three-, four- and five-factor authentication systems gain prominence. Part of this growth can be attributed to the rise of biometric security services, such as fingerprint, retina and facial scanning. A recent report found that all authentication methods using more than two factors included some form of biometric scanning.

Currently, 90% of the MFA market belongs to two-factor authentication. These “standard” methods include passwords, hardware tokens and PINs, although some systems do employ a secondary biometric scan. With a predicated compound annual growth rate of 19.67 percent over the next three years, however, it’s clear that the other 10 percent — and the biometric technology needed to support them — will play a large role. As it stands, three-factor authentication is mostly used in bank lockers and immigration, while four- and five-step methods only make an appearance in high-level government operations. Part of the problem is cost since it’s often prohibitive for a small business to roll out full facial recognition or install high-level fingerprint scanners.

Password Manager/Digital Wallet Market

2012 was the year of password theft, according to SecurityCoverage. The security software company says that in the first six months of 2012, online password breaches increased 300% over the same period in 2011. Since then, this growth rate has continued. In the case of the recent data breach of dating service Ashley Madison, it is expected that the exposed personally identifiable information of over 30 million people will directly lead to the compromise of other password based accounts and services.

Until companies figure out a better way to protect their data in the cloud, we believe that the best solution is to enforce higher security with password managers.  Password managers provide tools to encrypt text files that can store passwords that are not Web based, such as Windows and Outlook passwords, Lotus Notes passwords, administration passwords including local and domain accounts, BIOS passwords, encrypted hard drive passwords, cell phone and voicemail passwords and iPad and iPhone passwords.  Password managers promise greater security while improving the user experience.

The best password managers sync to the cloud across all dominant platforms and require multi-factor authentication. There are currently no password managers that utilize more than two-factor authentication and none that incorporate additional biometric mechanisms.

The Opportunity

As identity theft and data breaches continue to increase and losses to service providers and individuals continue to escalate, we see both enterprises and consumers seeking better solutions to protect their interests. These solutions must be cost effective, easy to integrate, and simple to use.

Any transaction or action which requires authentication of an individual is a potential opportunity for a strong multi-factor solution such as VerifyMe Authenticator. This is a very large market opportunity, within which we are focused on four specific segments:

•	Subscription services market, where revenue is commonly lost due to multiple individuals sharing user credentials to access information and services;
•	Online gaming market, where financial transactions are performed and also geo-location is very important to comply with state/country regulations;
•	Financial services market, where there is a large financial risk to identity theft and fraud; and
•	Physical access control market, where the identity of individuals is key to allow access to buildings.

Our Solution

VerifyMe Authenticator delivers an electronic authentication solution for identifying individual human beings. When a subject attempts to access an internet resource and asserts an identity, VerifyMe Authenticator attempts to authenticate the asserted identity. It does this utilizing multiple strong authentication mechanisms, involving at least three independent factors. VerifyMe Authenticator can deliver identity assurance consistent with National Institute of Standards and Technology (NIST) Level 4 authentication requirements as specified in Special Publication 800-63-1.

VerifyMe Authenticator is based around mobile apps that incorporate a password manager and single sign on (“SSO”) capability. In addition to facilitating strong authentication during the logon process to the enterprise resource or service, VerifyMe Authenticator also lets the user conveniently integrate and protect all of their legacy username and passwords.

Fast and Easy to Use

VerifyMe Authenticator replaces passwords and PINs with a quick, intuitive and user-friendly interface. Our customers are able to authenticate end users in multiple ways (multi-factor) in the same timeframe as a conventional password login. The Service is platform agnostic (available for IOS, Android, Mac and PC), and scalable for use on wearable personal devices.

Support for Any Authentication Method

VerifyMe Authenticator has the ability to authenticate individuals using facial recognition, fingerprint, voice scanning, retina scanning, swipe pattern recognition, location detection and approved IP detection. We believe that Authenticator can provide the highest levels of confidence, security and account protection to a businesses’ customers, all within seconds. VerifyMe Authenticator are not limited to specific authentication factors. Our platform can support any available authentication mechanism, including those that require policy-driven mechanisms.  We are continuing to add new authentication mechanisms , including mechanisms suitable for wearable devices and new biometrics.

Multi-Factor Confidence Scores

Depending on the desired level of confidence, different online and mobile application accounts can require varying quality scores. As the desired level of security increases, so does the required quality score to complete a sign-in transaction. As the quality score increases, additional authentication factors are added to the sign-in process.

Secure Platform, Easy to Integrate

VerifyMe Authenticator can be delivered either as managed service from our secure cloud or as licensed software which can be operated with existing infrastructure.  VerifyMe Authenticator also features the following benefits:

•	Available to be white-labeled and integrated into existing digital platforms;
•	Non-Stop, audited, monitored, private cloud service;
•	Three independent, fault tolerant, redundant data centers (“Rackspace”);
•	Global load balancing and traffic management;
•	High level commercial API’s can be integrated in hours; and
•	Complete audit information, including fresh biometrics.

The three factors VerifyMe Authenticator utilize include, but are not limited to, the following:

Factor 1 – Something you have – a possession device – typically this is a registered mobile device, which we can authenticate either via SMS or email round robin protocol.

Factor 2 – Something you know – a knowledge factor – we currently utilize a color gesture swipe. This requires the subject to confirm their secret color and appropriately connect dots on a matrix consistent with their registered gesture pattern.

Factor 3 – Something you are – we utilize facial recognition to authenticate images captured in real-time using the registered device’s built in camera, with images that were stored in the subject’s profile during registration.

Our platform can be distinguished from competitors in that it is not limited to any of the above authentication mechanisms; VerifyMe Authenticator currently supports many more authentication mechanisms and we intend to continue expanding this list.  For example, our platform is not limited to facial recognition as a biometric mechanism. It currently supports voice, fingerprint and other mechanisms.

In addition, VerifyMe Authenticator includes a risk-scoring engine that is able to enforce complex, customer specific authentication policies and shield them from the underlying complexity of evaluating multiple, independent authentication mechanisms. This risk engine allows us to constantly add new authentication mechanisms as they emerge. We see the emerging market of wearable devices as providing new authentication mechanisms that will be very simple and reliable for the end-user. Because our risk engine insulates the enterprise from the complexity of having to interface with all these different platforms, they are available to benefit from and insure their customers can utilize these devices to their full potential.

VerifyMe Authenticator is platform agnostic (available for IOS, Android, Mac, Linux and Windows) and scalable for use on wearable personal devices. The digital platform is an enterprise solution, which combines multiple independent authentication factors and can also determine geo-location utilizing a number of mechanisms including GPS, cell tower triangulation and IP/WIFI address. Because the service utilizes biometrics and liveness detection, it eliminates the possibility that users might share their authentication credentials, or that user accounts can be accessed by other individuals. The combination of biometrics and geo-location provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

Our Technology

We have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by selling pigment to manufacturers who incorporate our technologies into their manufacturing processes and their products as well as through licensing fees where we are providing unique or custom solutions.

Our Intellectual Property

Intellectual property is important to our business. Our current patent portfolio consists of ten granted patents and six applications pending. While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our patents begin to expire between the years 2019 and 2031.

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible.  When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited.

The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and are occasionally successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that if filed, such a challenge will not be successful.

Research and Development

We have been involved in research and development since our inception and intend to continue our research and development activities, funds permitting. Until January 1, 2013, our research and development focused on pigment technologies. Since January 1, 2013, we have allocated research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications. We spent approximately $2.4 million and $10.6 million on research and development during the years ended December 31, 2015 and 2014.

Our Revenue Model

To date, we have not generated significant revenue. We believe that creating demand for our products and services will require a marketing program that effectively reaches potential customers. In developing our most recent marketing approach, we have attempted to achieve sufficient flexibility in our products and technologies so as to provide cost-effective solutions to a wide variety of counterfeiting problems. We intend to generate revenues primarily by collecting license fees from manufacturers who incorporate our technologies into their manufacturing processes and user authentication protocols, as well as through the sale of pigments to be incorporated in inks and dyes and the sale of authentication tools.

Sales and Marketing Strategy

We plan to direct our sales and marketing strategy at multiple target groups as follows:

Consumer Product Security	• Pharmaceuticals • Luxury goods • Tobacco • Alcohol • Auto parts • Aviation parts • Any other packaging requirements

Documents of Value	• Currency • Stock certificates and bonds • Event tickets • Lottery tickets

Homeland Security	• Passports • ID cards • Driver’s licenses • Visas • Container seals • Pallet security

Gaming	• Online gaming sites • Casino chips • Dice • Playing cards • E-proms/critical memory devices • Lottery tickets

Product Diversion Tracking	• Pharmaceuticals • Apparel/licensed merchandise • Cosmetics and fragrances • Watches and jewelry

Financial Services and Products	• Consumer login credentials • Online transaction approval • Credit cards • Bank checks • Financial documents/promissory notes

We plan for our sales and marketing strategy to include an outreach program and sales programs that tailor the product to the governmental body or merchant, as well as key partnerships with authorities and merchants whose products or audiences can be complementary to our own. In particular, we will focus on building relationship with key partners who can deliver our products to their existing and prospective customers in target markets - i.e., printer/packagers, plastic card manufacturers and financial services intermediaries.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature 25-year-old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies. This is due to the fact that security printing for currency production, for example, began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies. Competitors can be segregated into the following groups:  (i) Security Ink Manufacturers. These are generally well-established companies such as SICPA and Sun Chemical, whose core business is printing inks; (ii) System Integrators. These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements. The companies in this space include 3M, DuPont, Honeywell, and Avery Dennison; (iii) System Consultancy Groups. These companies offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) Traditional Authentication Technology Providers. These purveyors include American Banknote Holographics and Digimarc, which provide holograms and digital watermarking, respectively; (iv) Product Diversion Tracking Providers. Next-Generation Technology Providers LLC falls into this group, along with several companies such as Applied DNA Sciences, Authentix, DNA Technologies, and Identif, which provide on-product and in-product tagging technologies; (v) Traditional Security Printers. This group includes traditional security printers such as Thomas de la Rue and Portals, whose core products are printing the world’s currencies; and (vi) Biometric Solution Providers. These companies offer biometric authentication capabilities to be integrated with existing mobile device authentication, such as ImageWare Systems.

To compete effectively, we expect that we will need to expend significant resources in technology and marketing. Each of our competitors has substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively, if at all.

We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

•	product performance, features and liability;
•	price;
•	timing of product introductions;
•	ability to develop, maintain and protect proprietary products and technologies;
•	sales and distribution capabilities;
•	technical support and service;
•	brand loyalty;
•	applications support; and
•	breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be significantly harmed.

Major Customers/Vendors
During the years ended December 31, 2015 and 2014, three customers accounted for 100% of total revenue. Generally, a substantial percentage of our revenue has been to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2015 and 2014, we purchased 100% of our pigment from one vendor.

Facilities
Our principal offices are located in temporary office space at 12 West 21st Street, New York, NY10010 where we lease and occupy approximately 300 square feet of space. The lease for our office is month-to-month.

We believe that our office is suitable and adequate for our current needs but we do anticipate seeking more permanent office facilities in New York City.

Employees

As of December 31, 2015, we had five full time employees. None of our employees are represented by a union or covered by a collective bargaining agreement.  We believe that our relations with our employees, consultants and contractors are good.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located at 12 West 21st Street, New York, NY  10010.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “VRME”. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board, Inc. Until recently, there was only sporadic and intermittent trading activity of our common stock. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended March 31, 2014	$8.50	$4.25
Quarter ended June 30, 2014	$8.50	$3.40
Quarter ended September 30, 2014	$10.20	$3.40
Quarter ended December 31, 2014	$4.25	$0.85

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$3.74	$0.85
Quarter ended June 30, 2015	$8.08	$0.54
Quarter ended September 30, 2015	$6.20	$2.10
Quarter ended December 31, 2015	$1.95	$0.85

Common Stockholders

As of March 30, 2016, our shares of common stock were held by approximately 1,324 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Recent Sales of Unregistered Securities

On February 9, 2016, the Company issued to certain accredited investors 2,587,500 shares of 0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000.00. In connection with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C Preferred Stock, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection  with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C Preferred Stock is convertible into one share of common stock, subject to adjustment. The Company used the proceeds of these offerings to pay general and administrative expenses, research and development costs and reduce accounts payable.  Of the amount raised, the Company has approximately $670,000 remaining.

The foregoing issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Overview

VerifyMe is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. We deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

The challenges associated with digital access control and identity theft are problems that are highly relevant in the world today. Consumers, citizens, employees, governments and employers demand comprehensive solutions that are reliable but not intrusive. The current widespread use of passwords or PINs for authentication has been proven insecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, crossing borders, accessing services or logging into online accounts or corporate resources. They expect those experiences to ensure the protection of their privacy and to provide uncompromising confidentiality.

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including from currency, passports, ID cards, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation as the crime of the twenty-first century, product counterfeiting accounts for an estimated 5% of global trade and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, fragrances,  pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through licenses of our technology or through direct sales of our technology.

Our physical technologies involve the utilization of invisible and/or color shifting/changing inks, which are compatible with today’s printing machines. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

Our digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license.  These mechanisms include biometric factors, knowledge factors, possession factors and location factors.   Biometric factors include facial recognition with liveness detection, finger print and voice recognition.  Knowledge factors include a personal gesture swipe and a safe and [panic] color choice.  Possession factor includes devices that the user has in their possession such as a smartphone, smart watch, and other wearable computing devices.  The location factor geo-locates the user during a secure login.  We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism.  We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following discussion analyzes our results of operations for the years ended December 31, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception. For the years ended December 31, 2015 and 2014, we generated revenues of $217,268 and $124,598. Our net loss was $2,301,885 for the year ended December 31, 2015, a decrease of $5,616,610 from a net loss of $7,918,495 for the year ended December 31, 2014, primarily as a result of closing our Washington, D.C. office , a reduction in share-based compensation and other cost conservation measures.

Cost of Sales

For the years ended December 31, 2015 and 2014, we incurred proprietary technology costs of sales of $65,723 and $113,024. Cost of sales is significantly lower for the year end December 31, 2015, since we receive a commission on the number of units produced and our customer was able to produce more units with less of our product.

General and Administrative Expenses

General and administrative expenses were $449,483 for the year ended December 31, 2015 compared to $811,916 for the year ended December 31, 2014, a decrease of $362,433. The decrease is attributable to the closing of the office in Washington, D.C., the reduction in staff and associated costs as well as a concentrated effort to contain costs. However the Company incurred additional cost during the year ended December 31, 2015, including, bad debt write off of $62,125 of receivables and increases in public company filing costs.

Legal and Accounting

Legal and accounting fees increased $113,898 to $458,801 for the year ended December 31, 2015 from $344,903 for the year ended December 31, 2014. The increase in legal and accounting fees between the periods was related to the Recapitalization Transaction in June, 2015, and the settlement of old accounts payable.

Payroll Expenses

Payroll expenses increased to $1,875,488 for the year ended December 31, 2015 from $1,611,376 for the year ended December 31, 2014, an increase of $264,112. The majority of the increase was the expense of the fair market value of options issued to the Board and the officers of the Company aggregating approximately $1,260,000 in 2015, compared to $860,000 in 2014.

Research and Development

Research and development expenses decreased $8,177,438 to $2,412,833 for the year ended December 31, 2015 from $10,590,271 for the year ended December 31, 2014. The decrease in research and development expenses was due to warrants and shares issued, with a fair value of $10,236,089 for the year ended December 31, 2014 related to the Patent and Technology License Agreement entered into on December 31, 2012 as compared to $2,000,000 in 2015.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2015 were $197,430 as compared to $218,443 for the year ended December 31, 2014, a decrease of $21,013. The Company has reduced expenditures such as sales related travel and certain advertising programs that it has concluded were not generating revenue.

Interest Expense

During the year ended December 31, 2015, we incurred interest expense of $61,438, as compared to $199,364 for the year ended December 31, 2014, a decrease of $137,926. The decrease in interest expense relates to the conversion of notes payable and accrued interest into common stock as part of the restructuring transaction in June 2015.

Gain (Loss) on Extinguishment of Debt

The gain from extinguishment of debt was $332,523 for the year ended December 31, 2015, compared to a loss of $82,000 for the year ended December 31, 2014. The gain on extinguishment of debt was a result of the excess fair value of the notes payable and accrued interest over the value of the common stock issued, and accrued interest thereon, that were part of the restructuring transaction in June 2015.

Change in Fair Value of Warrants

During the year ended December 31, 2015, the Company incurred a change in the fair value of warrants of $2,669,520 as compared to $5,128,204 for the year ended December 31, 2014. The change resulted from the re-valuation of warrants associated with the Investment Agreement entered into on December 31, 2012, the Subscription Agreement entered into on January 31, 2013 and the notes payable issued during 2014. The value of the warrant liability has decreased because most of the warrants were converted to common stock as part of the restructuring transaction in June 2015. Additionally, as part of the Recapitalization Transaction, certain warrants were converted to shares of Common Stock and the associated liability of $1,867,417 was reclassified to additional paid-in capital.

Change in Fair Value Embedded Derivative Liability

During the year ended December 31, 2015, the Company incurred $0 for the change in fair value of the embedded derivative liability as compared to a gain of $800,000 for the year ended December 31, 2014. The change derived from the Common Stock price decreasing below the value of the conversion option associated with the Subscription Agreement entered into on January 31, 2013 for the year ended December 31, 2014. Because the Series A Preferred Stock was converted into shares of Common Stock with the Recapitalization Transaction, the embedded derivative liability no longer exists and no valuation or adjustment will be needed in the future as a result.

Liquidity and Capital Resources

Net cash used in operating activities decreased $524,702 to $1,495,315 for the year ended December 31, 2015 as compared to $2,020,017 for the year ended December 31, 2014.  The decrease resulted primarily from reductions in accounts payable.

Net cash used in investing activities was $2,532 for the year ended December 31, 2015, materially unchanged from $0 for the year ended December 31, 2014.

Net cash provided by financing activities increased by $640,043 to $1,438,043 for the year ended December 31, 2015 from $798,000 for the year ended December 31, 2014.  Cash provided by financing activities during the year ended December 31, 2015, consisted of our Series A Preferred Stock offering and Common Stock offering which raised $1,328,501 in June 2015.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.  In June 2015, as part of the restructuring transaction we raised approximately $1,328,000 as described in detail below. On February 9, 2016, the Company issued 2,587,500 shares of 0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C Preferred Stock, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C Preferred Stock is convertible into one share of common stock, subject to adjustment.

Even with this infusion of capital, we do not believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months, and we may need to raise additional funds in the future. We intend to raise such financing through private placements and/or the sale of debt and equity securities, of which there is no assurance. The issuance of additional equity would result in dilution to our existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital, in order to continue in business as a viable going concern our revenues need to reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover there can be no assurance that even if our products are marketed effectively, that we will generate revenues sufficient to fund our operations. In either situation, we may not be able to continue our operations and our business might fail.

As of March 30, 2016 we had cash resources of approximately $670,000.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

As of December 31, 2015, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Michael Madon*	43	Chairman
Claudio R. Ballard**	57	Director
Lawrence G. Schafran	77	Director
Jonathan Weinberger	39	Director
Paul Donfried	54	Director and Chief Executive Officer
Ben Burrell	37	Chief Operating Officer
Scott A. McPherson	54	Chief Financial Officer
Sandy Fliderman	39	Chief Technology Officer

* **	Appointed February 29, 2016 Appointed as Director by VerifyMe, Inc. (a Texas Corporation)

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

MICHAEL MADON

Michael Madon was appointed as the Chairman of the Board of VerifyMe, Inc. on February 29, 2016.  Mr. Madon is a senior strategy leader in cyber security and financial intelligence with nearly 20 years of a proven track record and expertise in leading cross-functional teams to develop and create results-oriented solutions at the intersection of government and business processes, people management, and information technology. Mr. Madon currently serves as the CEO and co-founder of Ataata, the next generation learning and engagement platform for the 21st century workforce. Before founding Ataata, Mr. Madon served as Vice President, Business Development for RedOwl, a behavioral analytics software company that addresses insider security risks. Mr. Madon also served on the Board of Directors of TeleCommunication Systems (NASDAQ: TSYS), a world leader in secure and highly reliable wireless communication technology. In February 2016, Comtech Telecommunications Corp. acquired TeleCommunication Systems, Inc. for $430.8 million in a strategic and cash accretive transaction.

From September 2009 to May 2014, Mr. Madon served as Deputy Assistant Secretary in the Office of Intelligence and Analysis of the Treasury Department where he developed strategies to help the department identify and mitigate cyber risks and vulnerabilities within both the department and financial sector. In recognition of his service, Mr. Madon was awarded the National Intelligence Distinguished Service Medal—the Intelligence Community’s highest award. In addition, he received the U.S. Department of the Treasury’s Distinguished Service Award.

Mr. Madon has focused on cyber information issues in areas as diverse as attack, remediation, and preservation, as well as threats to critical infrastructure and supply chains. A recognized expert in the fields of cyber security and financial intelligence, he has testified before Congress on the global cyber threat and been profiled in an array of industry publications. He currently serves on Intelligence & National Security Alliance (INSA) and is an active member of INSA’s Subcommittee on Insider Threat. He also serves on the Board of Advisors of the Foundation for Defense of Democracies’ Center on Sanctions and Illicit Finance and is an active member of the Armed Forces Communications and Electronics Association.

Mr. Madon served as an active duty officer in the U.S. Army and remains an active member of the Army Reserves as an Intelligence Officer supporting the Joint Chiefs of Staff (J2, Intelligence). He has held leadership positions in Airborne, Mechanized and Military Intelligence Units stateside and overseas. He is a recipient of the Bronze Star.

Mr. Madon holds a M.B.A. from the Wharton School of the University of Pennsylvania, a Certificate of Graduation from the Command and General Staff College, a Master of International Affairs from Columbia University, and a B.A. from Cornell University.

As a result of these and other professional experiences, Mr. Madon possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills and experience.

CLAUDIO R. BALLARD

Claudio R. Ballard has served as a director on our board of directors since March 30, 2013. He currently serves as the Chairman, Founder and one of the Managing Members of VEEDIMS, where he has served since April 2011. In 2010, Mr. Ballard was named “Inventor of the Year” by the United States Business and Industry Council, in recognition of his founding of Iconic Motors and VEEDIMS as well as the creation of the DataTreasury Global Repository Platform, a patent protected electronic transaction system licensed by banks to process digital checks. Mr. Ballard has over 37 years of experience in computer technology, software and business development. In 1979, he founded FORTEX Corporation, which in 1981 became the world’s first ORACLE Value-Added Reseller and Systems Integrator by delivering the earliest known commercially viable production mission critical application software and supporting development tools that initially ran on ORACLE and eventually ran on other database platforms. By the late 1980s, Mr. Ballard’s team had built sophisticated, mission critical systems for more than 30 Fortune 500 companies, including Kidder Peabody, General Electric (14 Divisions), Standard & Poor’s, CitiBank, Philip Morris, Boeing, McDonnell Douglas and AT&T Bell Labs, Pfizer, and Novartis (formally Ciba-Geigy), as well as government agencies that included the U.S. Army, U.S. Air Force, U.S. Navy, the Food and Drug Administration (7 departments at the FDA) and the Central Intelligence Agency. In 1994, Mr. Ballard invented the DataTreasury System, the sophisticated repository and online biometrics system that enables banks to quickly verify identity and process a myriad number of financial transactions. In 1998, Mr. Ballard founded DataTreasury Corporation and launched the core technology that led to the development of the check-imaging platform. Today, over 50 banks throughout the U.S. representing approximately 70% of U.S. check processing volume use this technology through a licensing arrangement.

As a result of these and other professional experiences, Mr. Ballard possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills and experience.

LAWRENCE G. SCHAFRAN

Lawrence G. Schafran has served as a director on our board of directors since September 30, 2015. Mr. Schafran, age 77, was chosen as a member of the Company’s Board because of his extensive business skills and experiences and his financial literacy and expertise. Mr. Schafran also possesses a broad range of experiences and skill garnered from the various leadership positions and from his service on other public company boards and committees. Since 2006, Mr. Schafran has served as a director, chairman of the audit committee and member of the compensation committee of Wright Investors’ Service Holdings, Inc., a provider of investment and financial services. Mr. Schafran was previously a director, audit committee chairman and member of the compensation committee of SecureAlert, Inc., now Track Group, a manufacturer and distributor of tracking systems, from 2006 to 2013. Between 2006 and 2011, Mr. Schafran also served as a director and board committee member for other public companies, including Subaye, Inc., New Frontier Energy, Inc., America’s Suppliers, Inc., and SulphCo, Inc. Mr. Schafran has also served as a director of several private companies, including Cupcake Digital, Inc., a creator and distributor of children’s educational and entertainment applications (2014 to present); Glasstech, Inc., an automotive glass manufacturer (2002 to present), and as the managing director of Providence Capital, an investment and advisory firm (2003 to 2012).

As a result of these and other professional experiences, Mr. Schafran possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills and experience. Mr. Schafran was appointed to the Board on September 30, 2015.

JONATHAN WEINBERGER

Jonathan R. Weinberger has served as a director on our board of directors since November 21, 2012. Mr. Weinberger is an experienced, accomplished, and well-respected member of the Washington D.C. legal, government, technology, and business communities. He currently serves as the first ever Vice President of Innovation and Technology at the Alliance of Automobile Manufacturers, based in Washington D.C. The Alliance is the leading advocacy group for the auto industry and represents 77% of all car and light truck sales in the United States. He previously served as President and Executive Vice President of a revolutionary technology company called Veedims, LLC, based in Fort Lauderdale, Florida. He also acted as a senior advisor to the owners of the private holding company that owns Veedims. Prior to joining Veedims, Mr. Weinberger served directly under six cabinet members in various positions, including service at the Department of State on the staffs of both Secretary Albright and Secretary Powell. At the U.S. Treasury, Mr. Weinberger served as the youngest Executive Secretary of the Treasury in the department’s history. He also served as the Executive Secretary and Deputy Chief of Staff at the Office of the United States Trade Representative at the White House. Mr. Weinberger has served as Associate General Counsel, where he was in charge of issues with respect to foreign investment in the United States and led the litigation team on various high-level trade disputes with China. Through his service in the government, Mr. Weinberger has developed a superb skill for executive management at the largest scale, an eye for efficient operation, and a rare entrepreneurial mindset that allowed for the streamlining of multitudes of bureaucratic structures and processes. Mr. Weinberger received his Bachelor’s Degree in International Affairs and Italian from The Johns Hopkins University. He also earned a Master’s Degree in U.S. Foreign Policy from the Elliott School of International Affairs at George Washington University, a Juris Doctor degree from the Washington College of Law at American University, and a Masters of Law (LL.M.) in international finance and national security law, with distinction, from Georgetown University Law Center.

As a result of these and other professional experiences, Mr. Weinberger possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience.

PAUL DONFRIED

Paul Donfried was appointed as appointed to the Board, as President, Chief Executive Officer and Secretary of VerifyMe, Inc. on April 22, 2015.  Mr. Donfried joined VerifyMe as Chief Technology Officer in 2013. He was responsible for leading the development of innovative, resilient and easy-to-use solutions for meeting the anti-counterfeiting and brand protection needs of our customers. In his role as CTO, Mr. Donfried was also responsible for IT services, both internal and external.

Prior to his current role at VerifyMe, Inc., Mr. Donfried spent four years as CTO - Identity and Access Management for Verizon, responsible for the strategy, engineering and marketing direction of the company’s portfolio of enterprise identity services. He led Verizon’s strategic alignment of cloud-based identity technologies across market segments, helping deliver a new generation of identity services that enable organizations to address the complex challenges of authenticating and managing user identities.

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

As a result of these and other professional experiences, Mr. Donfried possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience.

BEN BURRELL

On July 15, 2015, Ben Burrell was appointed as the Chief Operating Officer of VerifyMe, Inc.  Prior to his current role with the Company, Mr. Burrell was the Vice President—Americas, Head of Middle Office Operations for Clearing, Collateral Management and Execution at JPMorgan Chase & Co., a global leader in investment banking, financial services, commercial banking, financial transaction processing, asset management and private equity. In his role at JPMorgan Chase & Co., Mr. Burrell coordinated the operational delivery of technology-based financial services products to over 400 institutional clients. Prior to that, Mr. Burrell held various senior positions in the Worldwide Securities Services division of JPMorgan Chase & Co. spanning 15 years, including roles relating to Sales, Securities Operations Management and Client Relationship Management. Mr. Burrell began his career with Barclays Bank Plc in London and has also worked as Director of Business Development for a boutique investment bank, New Vernon Financial LLC.

SCOTT MCPHERSON

Scott McPherson became has served as our Chief Financial Officer (“CFO”) of VerifyMe, Inc. on since December 1, 2014. Mr. McPherson previously served as our Chief Financial Officer of the Company from December 2012 to October 2013. Mr. McPherson is currently the CFO of Virtual Piggy, Inc. Mr. McPherson also served as CFO of Cannlabs from April 2014 to June 2015. He also served as Chief Executive Officer of Cannlabs from April 2015 to June 2015. . Prior to his tenure with us, from August 2012 through November 2012, Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2012 through November 2012. Virtual Piggy, Inc. is a public company that has increased market interest towards the security aspects of online gaming and social networking and has focused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner. a public company that focuses on providing a secure COPPA compliant platform allowing under 18 year olds to purchase products in a safe environment. Mr. McPherson currently serves as Chief Financial Officer of Virtual Piggy, Inc. In January 2005, Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting and tax services for numerous clients in various industries. The firm also performs in addition to providing litigation support services, primarily involving for clients involved in class action lawsuits and other lawsuits involving accounting malpractice or manipulation. The firm has successfully assisted small public companies by developing procedures for them to implement in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson. Mr. McPherson has managed McPherson, CPA, PLLC since its founding. Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was served in a regional certified public accounting firm as a partner in the SEC, Merger and Acquisition department and SEC departments, and as Co-Chairman of the Litigation Support department of a regional certified public accounting firm.

SANDY FLIDERMAN

On June 12, 2015, Sandy Fliderman was appointed as the Chief Technology Officer (“CTO”) of VerifyMe, Inc.  Prior to his current role with the Company, Mr. Fliderman was the Chief Information Officer at VEEDIMS, LLC, a Internet of Things technology company specializing in data collection and distribution in the aerospace and marine industries. In addition, in the areas of Information Technology (“IT”)/Information Systems, Research and Development and Operations, Mr. Fliderman lead the charge to attain the AS9100 and ISO9001:2008 certifications needed to do business in the aerospace markets. Prior to that Mr. Fliderman was the co-founder and CTO of Zaah. Zaah is a full service digital media company that creates big brand websites, mobile apps, games, and develops social media content and strategy. As CTO of Zaah, Mr. Fliderman directed a team of over 200 personnel and oversaw Zaah’s strategy and development teams in New York, Florida and India. While CTO at Zaah, Sandy was co-inventor on a number of patents and created the technology behind VerifyMe. A software management veteran with over 22 years of experience, Mr. Fliderman began his business career at J.P. Morgan & Co. on the bank’s IT team. He spent his first 5 years in IT on the trading floor on Wall Street.

Composition of our Board of Directors

Our board of directors currently consists of five members, four of whom are non-employee directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that Michael Madon, Lawrence Schafran and Jonathan Weinberger are independent under the applicable rules and regulations of the NASDAQ Stock Market. Our board of directors also determined that Jonathan Weinberger, who is chairman of our nominating and governance committee, satisfies the independence standards for such committees established by the Securities and Exchange Commission and the NASDAQ Marketplace Rules, as applicable. However, Claudio Ballard who is chairman of our compensation committee does not satisfy the standards for such committees established by the Securities and Exchange Commission and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Lawrence Schafran satisfies the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the Securities and Exchange Commission and the NASDAQ Marketplace Rules, as applicable. In making such determinations, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence.

Board Diversity

Our nominating and governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and has individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, takes into account many factors, including the following:
•	diversity of personal and professional background, perspective, experience, age, gender, ethnicity and country of citizenship;
•	personal and professional integrity and ethical values;
•
experience in one or more fields of business, professional, governmental, scientific or educational endeavors, and a general appreciation of major issues facing public companies similar in scope and size to us;

•	experience relevant to our industry or with relevant social policy concerns;
•	relevant academic expertise or other proficiency in an area of our operations;
•	objective and mature business judgment and expertise; and
•	any other relevant qualifications, attributes or skills.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter approved by our board of directors. The composition and function of each of these committees are described below.

Audit Committee. Our audit committee is comprised of Lawrence Schafran, Jonathan Weinberger, and Claudio Ballard, Mr. Schafran is the chairperson of the committee. Our board of directors has determined that Mr. Schafran is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

Our board of directors has determined that each of the audit committee members other than Claudio Ballard is an independent director under the NASDAQ Marketplace Rules and Rule 10A-3 of the Exchange Act.

Our audit committee is authorized to:
•	approve and retain the independent auditors to conduct the annual audit of our financial statements;
•	review the proposed scope and results of the audit;
•	review and pre-approve audit and non-audit fees and services;
•	review accounting and financial controls with the independent auditors and our financial and accounting staff;
•	review and approve transactions between us and our directors, officers and affiliates;
•	recognize and prevent prohibited non-audit services;
•	establish procedures for complaints received by us regarding accounting matters;
•	oversee internal audit functions, if any; and
•	prepare the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Compensation Committee. Our compensation committee is comprised of Claudio Ballard, Lawrence Schafran and Jonathan Weinberger. Mr. Ballard is the chairman of the compensation committee. Our compensation committee is authorized to:
•	review and recommend the compensation arrangements for management, including the compensation for our president and chief executive officer;
•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
•	administer our stock incentive plans; and
•	prepare the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Jonathan Weinberger, Claudio Ballard and Lawrence Schafran. Mr. Weinberger is the chairman of the nominating and governance committee. Our nominating and governance committee is authorized to:
•	identify and nominate members of the board of directors;
•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and
•	oversee the evaluation of our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that will apply to all of our employees, officers and directors, including those officers responsible for financial reporting.  The code of business conduct and ethics is available on our website at http://www.verifyme.com/#intro.  We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of chairman of the board and chief executive officer are presently separated at our company.  We believe that separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing our chairman of the board to lead the board of directors in its fundamental role of providing advice to, and independent oversight of, management.  Our board of directors recognizes the time, effort and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow.  Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors.  This leadership structure also is preferred by a significant number of our stockholders.  Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Michael Madon is the Chairman of the Board of Directors

While our amended and restated by-laws and corporate governance guidelines do not require that our chairman and chief executive officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including risks relating to product candidate development, technological uncertainty, dependence on collaborative partners and other third parties, uncertainty regarding patents and proprietary rights, comprehensive government regulations, having no commercial manufacturing experience, marketing or sales capability or experience and dependence on key personnel.  Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our board of directors is actively involved in oversight of risks that could affect us.  This oversight is conducted primarily through committees of the board of directors, but the full board of directors has retained responsibility for general oversight of risks.  Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company as our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Limitation of Directors’ and Officers’ Liability and Indemnification

The corporate laws of the state of Nevada authorize corporations to limit or eliminate, subject to specified conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties.  Our amended and restated articles of incorporation limit the liability of our directors to the fullest extent permitted by Nevada law.

We have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.  Our amended and restated articles of incorporation and amended and restated by-laws also provide that we will indemnify and advance expenses to any of our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.  We will repay certain expenses incurred by a director or officer in connection with any civil, criminal, administrative or investigative action or proceeding, including actions by us or in our name.  Such indemnifiable expenses include, to the maximum extent permitted by law, attorney’s fees, judgments, fines, ERISA excise taxes, penalties, settlement amounts and other expenses reasonably incurred in connection with legal proceedings.  A director or officer will not receive indemnification if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interest.

The company has entered into separate agreements with its directors and officers.  Pursuant to such agreements, the company agrees to indemnify, defend and hold harmless each director to the fullest extent of the law of the State of Nevada and in accordance with the company’s Amended and Restated Articles of Incorporation and Amended and Restated By-laws.  Such indemnification applies to any actions taken in the director’s official capacity as a director, as well as those actions that relate to the company’s business while the director holds office.  Such indemnification does not apply to matters arising out of the director’s gross negligence or willful misconduct.  The company’s indemnification of its directors covers payment for or reimbursement of expenses, including legal fees and expenses.  Additionally, the company agrees to maintain directors’ and officers’ insurance throughout the terms of such agreements and for a period of six years thereafter. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Such limitation of liability and indemnification does not affect the availability of equitable remedies.  In addition, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is therefore unenforceable.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2015, except for the late filings or failures to file by Paul Donfried, Scott McPherson, Ben Burrell, Sandy Fliderman, Claudio Ballard, Jonathan Weinberger, and Lawrence Shafran set forth below:

With respect to Paul Donfried, he failed to file timely his Form 3 upon his appointment as a director of the Company in April 2015.  Further, Mr. Donfried failed to timely file a Form 4 upon his receipt of 500,000 options at an exercise price of $0.85 per share, 300,000 Restricted Stock Units and the equivalent of 7,619 shares of the Company through an investor.

With respect to Sandy Fliderman, he failed to file timely his Form 3 upon his appointment as an officer of the Company in June 2015, which included his receipt of 375,000 options at an exercise price of $0.85 per share, and 225,000 Restricted Stock Units.

With respect to Benjamin Burrell, he failed to file timely his Form 3 upon his appointment as an officer of the Company in July 2015, which included his receipt of 375,000 options at an exercise price of $0.85 per share, and 225,000 Restricted Stock Units.

With respect to Larry Schafran, he failed to file timely his Form 3 upon his appointment as an officer of the Company in June 2015, which included his receipt of 75,000 options at an exercise price of $2.15 per share.

With respect to Scott McPherson, failed to timely file a Form 4 upon his receipt of 375,000 options at an exercise price of $0.85 per share, and 225,000 Restricted Stock Units in August 2015.

With respect to Jonathan Weinberger, he failed to file his Form 4 upon his receipt of 175,000 options at an exercise price of $0.85 per share.

With respect to Claudio Ballard, he failed to file his Form 4 upon his receipt of 75,000 options at an exercise price of $0.85 per share.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer and named executive officers during the years ended December 31, 2015 and 2014.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Neil Alpert, Former Chief	2015	6,667	-	-	-	-	6,667
Executive Officer	2014	200,000*	-	-	-	-	200,000
Paul Donfried, Chief Executive Officer, President	2015	151,107**	-	280,000	405,342	-	836,449
and Secretary (a)	2014	300,000***	-	-	-	-	300,000
Ben Burrell, Chief Operating Officer (b)	2015	68,055****	-	918,000	1,502,219	-	2,488,274
	2014	-	-	-	-	-	-
Scott McPherson, Chief Financial Officer	2015	79,350*****	-	692,400	1,107,857	-	1,879,607
	2014	-	-	-	-	-	-
Sandy Fliderman, Chief Technology Officer (c)	2015	74,948******	-	191,250	304,003	-	570,201
	2014	-	-	-	-	-	-

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

(a)	– Mr. Donfried was appointed Chief Executive Officer, President and Secretary on April 22, 2015.
(b)	– Mr. Burrell was appointed Chief Operating Officer on July 15, 2015.
(c)	– Mr. Fliderman was appointed Chief Technology Officer on June 12, 2015.

As of December 31, 2015, employees have accrued the following:

**	$4,167
****	$3,245
*****	$6,000
*****	$3,245

As of December 31, 2014, employees had accrued the following:

*	$38,827
***	$76,000

Outstanding Equity Awards At December 31, 2015

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2015.

	Option awards					Stock awards
									Equity
									incentive
								Equity	plan awards:
			Equity					incentive	Market or
			incentive					plan awards:	payout
		Number of	plan awards:				Market	Number of	value of
	Number of	securities	Number of			Number of	value of	unearned	unearned
	securities	underlying	securities			shares or	shares or	shares, units	shares, units
	underlying	unexercised	underlying			units of	units of	or other	or other
	unexercised	options	unexercised	Option		stock that	stock that	rights that	rights that
	options	(#)	unearned	Exercise	Option	have not	have not	have not	have not
	(#)	unexercisable	options	Price	Expiration	vested	vested	vested	vested
Name	exercisable	(a)	(#)	($)	Date	(#)	($)	(#)	($)
Neil Alpert	-	-	-	-	-	-	-	-	-
Paul Donfried	5,882	-	-	4.25	3/28/2024	-	-	-	-
	125,000	375,000	-	0.85	6/12/2020	-	-	-	-
	-	-	-	-	-	-	-	300,000	750,000
Ben Burrell	31,250	343,750	-	0.85	7/9/2020	-	-	-	-
	-	-	-	-	-	-	-	225,000	562,500
Scott McPherson	16,667	183,333	-	5.77	8/10/2020	-	-	-	-
	-	-	-	-	-	-	-	20,000	50,000
	-	-	-	-	-	-	-	100,000	250,000
Sandy Fliderman	62,500	312,500	-	0.85	6/12/2020	-	-	-	-
	-	-	-	-	-	-	-	225,000	562,500

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

Pursuant to the terms of the offer letter agreed to between the Company and Mr. Donfried, Mr. Donfried is an “at-will” employee of the Company and receives an annual salary of $200,000. Mr. Donfried will also receive 42,500,000 options (post reverse split 500,000 options) to purchase shares of common stock of the Company, with an exercise price of $0.01. The options vest quarterly over three years. In addition, Mr. Donfried will receive 25,500,000 (post reverse split 300,000 RSUs) shares of restricted stock, vesting over a three year period, with 1/3 vesting the first year and 1/6 vesting ratably semi-annually thereafter. Mr. Donfried will receive a standard benefits package that includes health insurance and paid vacation time.

Pursuant to the terms of the offer letter agreed to between the Company and Mr. Burrell, Mr. Burrell is an “at-will” employee of the Company and receives an annual salary of $150,000. Mr. Burrell received 31,875,000 options (post reverse split 375,000 options) to purchase shares of common stock of the Company, with an exercise price of $0.01. The options will vest quarterly over three years. In addition, Mr. Burrell received 19,125,000 (post reverse split 225,000 RSUs) shares of restricted stock, vesting over a three-year period, with one-third vesting the first year and 1/12 vesting ratably on a quarterly basis thereafter. Mr. Burrell receives a standard benefits package that includes health insurance and paid vacation time.

Pursuant to the terms of the offer letter agreed to between the Company and Mr. Fliderman, Mr. Fliderman is an “at-will” employee of the Company and receives an annual salary of $150,000. Mr. Fliderman received 31,875,000 options (post reverse split 375,000 options) to purchase shares of common stock of the Company, with an exercise price of $0.01. The options vest quarterly over three years. In addition, Mr. Fliderman received 19,125,000 (post reverse split 225,000 RSUs) shares of restricted stock, vesting over a three year period, with 1/3 vesting the first year and 1/12 vesting ratably on a quarterly basis thereafter. Mr. Fliderman receives a standard benefits package that includes health insurance and paid vacation time.

Director Compensation

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael Madon	-	-	-	-	-	-	-
Claudio Ballard	-	-	60,801	-	-	-	60,801
Lawrence G. Schafran	-	-	155,003	-	-	-	155,003
Jonathan Weinberger	-	-	141,870	-	-	-	141,870
Paul Klapper	-	-	-	-	-	-	-
Connie Harriman	-	-	-	-	-	-	-

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

(2)	Neil Alpert and Paul Donfried who were Directors in 2015 are not included in this table as they were employee directors who did not receive additional compensation for their service as directors.

Narrative Disclosure to Directors Compensation Table

We did not pay an annual fee to any of our directors during 2015 or 2014. Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Our non-employee directors are eligible to receive options, restricted stock and other equity linked grants under our options plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

Security Ownership

The following table sets forth, as of March 28, 2016, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 30, 2016 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o VerifyMe, Inc., 12 West 21st Street, 8th Floor, New York, NY  10010.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership +		class
5% Beneficial Owners
Common	Robert Bast
	110 Spruce Lane
	Ambler, PA 19002	334,396	(1)	5.1%
Common	Clydesdale Partners II LLC
	201 Spear Street, Suite 1750
	San Francisco, CA 94105	679,394	(2)	10.3%
Common	Nob Hill
	c/o Stephen Ray
	100 V Embarcadero PH
	San Francisco, CA 94105	385,312	(3)	5.8%

Executive Officers and Directors
Michael Madon		50,000	(4)	*
Claudio Ballard		25,000	(5)	*
Jonathan Weinberger		58,333	(6)	*
Lawrence Schafran		25,000	(7)	*
Paul Donfried		345,775	(8)	5.0%
Ben Burrell		93,750	(9)	1.4%
Scott McPherson		70,000	(10)	1.1%
Sandy Fliderman		93,750	(11)	1.4%
All officers and directors as a group
(9 people)		761,608		10.4%

*	Less than 1 percent
+
In accordance with SEC rules, options, warrants and other securities exercisable for or convertible into shares of our common stock that were exercisable as of March 28, 2016, or would become exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options, warrants or other securities for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. This table has been prepared based on 6,586,711 shares of our common stock outstanding on March 28, 2016.

(1)	Consists of 334,396 shares of common stock.
(2)	Consists of 568,805 shares of common stock and 110,589 shares of PFK Acquisition Group II LLC, which is under common control.
(3)	Consists of 385,312 shares of common stock.
(4)	Consists of 50,000 shares of common stock underlying options exercisable at $0.60 per share.
(5)	Consists of 25,000 shares of common stock underlying options exercisable at $0.85 per share.
(6)	Consists of 58,333 shares of common stock underlying options exercisable at $0.85 per share.
(7)	Consists of 25,000 shares of common stock underlying options exercisable at $2.55.
(8)
Consists of 5,882 shares of common stock underlying options exercisable at $4.25 per share, 187,500 shares of common stock underlying options at $0.85 per share, and 7,620 shares of Series A Convertible Preferred Stock held by OPC Partners, LLC for the benefit of Paul Donfried that are convertible into 152,393 shares of common stock.

(9)	Consists of 93,750 shares of common stock underlying options exercisable at $0.85 per share.
(10)	Consists of 20,000 shares of restricted stock and 50,000 shares of common stock underlying options at $5.77 per share.
(11)	Consists of 93,750 shares of common stock underlying options exercisable at $0.85 per share.

Transfer Agent

Our Transfer Agent is Interwest Transfer Company, Inc. and their address and phone number are 1981 Murray Holladay Road, #100, Salt Lake City, UT 84117; (801) 272-9294.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	448,529	$3.44	23,767,631
Equity compensation plans not approved by security holders	3,123,716	$10.59	—
Total:	3,572,245	$4.79	23,767,631

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

All stock options issued prior to June 12, 2015 under the Plans are exercisable for a period of up to ten years from the date of grant.  All stock options issued on or subsequent to June 12, 2015 under the Plans are exercisable for a period of up to five years from the date of grant.  All of the options are subject to vesting as determined by the Board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant (except for incentive stock options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted). Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution. The Board has discretion to determine the effect on any award granted under the Plans of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the Plans.

Upon the occurrence of a “Change in Control”, as defined in the Plans, the Board may take any number of actions. These actions include, providing for all options outstanding under the Plans to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. As of the date of this report, we have issued options under the Plans to purchase 14,232,369 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

At June 12, 2015, three stockholders of the Company held $317,000 of the senior secured convertible notes payable and were owed accrued interest of $42,713. The notes and accrued interest were converted into 234,735 shares (19,952,489 pre Reverse Stock Split) of Common Stock.  These transactions were considered arms length transactions as they were on similar terms with transactions included in the restructuring transaction on June 12, 2015.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2015 and 2014, were $72,400 and $40,500, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2015 and 2014.

Tax Fees

During the fiscal years ended December 31, 2015 and 2014, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2015 and 2014, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our recently formed audit committee approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairperson reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service.

We did not have any pre-approval policies for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1
Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2015 and incorporated herein by reference).

3.2
Amended Certificate of Designation of Series A Preferred Stock, dated as of January 31, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 and incorporated herein by reference).

3.3
Second Amended Certificate of Designation for Series A Preferred Stock, dated as of June 2015 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 and incorporated herein by reference).

3.4
Certificate of Designation for Series B Preferred Stock, dated as of June 2015 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 and incorporated herein by reference).

3.5
Certificate of Designation for Series C Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 and incorporated herein by reference).

3.6
Amended and Restated Bylaws of LaserLock Technologies, Inc. as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2015 and incorporated herein by reference).

3.7
Second Amendment to Amended and Restated Bylaws of the Company, dated January 27, 2016 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 and incorporated herein by reference).

4.1	Form of Warrant for Purchase of Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 and incorporated herein by reference.

10.1
Form of Securities Purchase Agreement by and between the Company and each of the Investors (filed as an Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 and incorporated herein by reference)

10.2
Form of Registration of Rights Agreement by and between the Company and each of the Investors (filed as an Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 and incorporated herein by reference)

10.3
Master Acquisition Agreement by and among OPC Partners LLC, VerifyMe, Inc., Laserlock Technologies, Inc., Zaah Technologies, Inc. and a Common Stock Investor dated as of June 12, 2015 (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.4	Form of Promissory Note Conversion Agreement (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.5	Form of Warrant Conversion Agreement (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.6*
Employment Letter to Paul Donfried from LaserLock Technologies, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.7*
Employment Letter to Sandy Fliderman from LaserLock Technologies, Inc. (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.8
Independent Director's Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger dated as of June 12, 2015 (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.9
Independent Director's Agreement between LaserLock Technologies, Inc. and Claudio Ballard dated as of June 12, 2015 (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

10.10*
Employment Letter to Ben Burrell from LaserLock Technologies, Inc., dated as of June 12, 2015 (filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2015).

23.1**	Consent of Morison Cogen, LLP

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer and chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract of compensatory plan or arrangement.
**	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Paul Donfried

Paul Donfried Chief Executive Officer
Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Donfried	Chief Executive Officer	March 30, 2016
Paul Donfried	(Principal Executive Officer)

Signature	Title	Date

/s/ Scott McPherson	Chief Financial Officer	March 30, 2016
Scott McPherson	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Michael Madon	Chairman of the Board	March 30, 2016
Michael Madon

Signature	Title	Date

/s/ Claudion Ballard	Director	March 30, 2016
Claudio Ballard

Signature	Title	Date

/s/ Jonathan Weinberger	Director	March 30, 2016

Signature /s/ Lawrence Schafran	Title Director	Date March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors
VerifyMe, Inc.

We have audited the accompanying balance sheets of VerifyMe, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VerifyMe, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania
March 30, 2016

VerifyMe, Inc.
Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,152	$63,956
Inventory	28,687	97,360
Prepaid expenses	-	181,086

TOTAL CURRENT ASSETS	32,839	342,402

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $230,621 and $161,205 as of December 31, 2015 and December 31, 2014	7,838	74,821

OTHER ASSETS
Deposits	37,197	37,197
Patents and Trademark, net of accumulated amortization of $135,315 and $118,502 as of December 31, 2015 and December 31, 2014	259,294	107,586
	296,491	144,783

TOTAL ASSETS	$337,168	$562,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$652,973	$5,217,770
Accrued interest - related parties	-	43,215
Deferred revenue	-	16,667
Senior secured convertible notes payable - related parties	-	114,000
Notes payable	50,000	812,553

TOTAL CURRENT LIABILITIES	702,973	6,204,205

LONG-TERM LIABILITIES
Warrant liability	1,802,375	6,370,709
Accrued interest - related parties	-	112,885

TOTAL LONG-TERM LIABILITIES	1,802,375	6,483,594

TOTAL LIABILITIES	2,505,348	12,687,799

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 441,938 shares issued and outstanding
as of December 31, 2015 and 75,000,000 shares authorized; 248,366 issued and outstanding as of December 31, 2014	442	633,333

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 1 share issued and outstanding
as of December 31, 2015 and 0 shares authorized; 0 issued and outstanding as of December 31, 2014	-	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 6,259,727 and 3,969,106 shares issued, and 5,977,030
and 3,618,566 shares outstanding at December 31, 2015 and December 31, 2014	5,977	3,618

Additional paid in capital	39,779,414	25,047,050

Treasury stock, at cost (350,540 shares at December 30, 2015 and December 31, 2014)	(113,389)	(113,389)

Deferred compensation	(1,842,334)	-

Accumulated deficit	(39,998,290)	(37,696,405)

STOCKHOLDERS' DEFICIT	(2,168,180)	(12,125,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337,168	$562,006

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Operations
For the Years Ended and 2015 and 2014
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2015	2014

NET REVENUES
Sales	200,601	$116,265
Royalties	16,667	8,333

TOTAL NET REVENUE	217,268	124,598

COST OF SALES	65,723	113,024

GROSS PROFIT	151,545	11,574

OPERATING EXPENSES
General and administrative	449,483	811,916
Legal and accounting	458,801	344,903
Payroll expenses (a)	1,875,488	1,611,376
Research and development (b)	2,412,833	10,590,271
Sales and marketing (c)	197,430	218,443
Total operating expenses	5,394,035	13,576,909

LOSS BEFORE OTHER INCOME	(5,242,490)	(13,565,335)

OTHER INCOME (EXPENSE)
Interest expense	(61,438)	(199,364)
Gain (loss) on extinguishment of debt	332,523	(82,000)
Change in fair value of warrants	2,669,520	5,128,204
Change in fair value of embedded derivative liability	-	800,000
	2,940,605	5,646,840

NET LOSS	$(2,301,885)	$(7,918,495)

LOSS PER SHARE
BASIC	$(0.47)	$(2.22)
DILUTED	$(0.47)	$(2.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,848,738	3,573,511
DILUTED	4,848,738	3,573,511

(a) - includes share based compensation of $1,259,670 and $860,235 for the years ended December 31, 2015 and 2014

(b) - includes share based compensation of $2,000,000 and $10,236,089 for the years ended December 31, 2015 and 2014

(c) - includes share based compensation of $88,937 and $0 for the years ended December 31, 2015 and 2014

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statement of Changes in Stockholders’ Deficit

For the Two Years Ended December 31, 2015
	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total

Balance at December 31, 2013	21,111,111	$633,333			290,066,139	$(13,893)	$23,272,739	$(113,389)		$(29,777,910)	$(5,999,121)

Issuance of shares of common stock for services	-	-			6,349,206	6,349	393,651	-		-	400,000
Cashless exercise of options	-	-			2,714,285	2,714	(2,714)	-		-	-
Fair value of employee stock options	-	-			-	-	860,235	-		-	860,235
Issuance of shares of common stock for settlement of debt	-	-			8,448,519	8,449	498,139	-		-	506,588
Forgiveness of related party debt	-	-			-	-	25,000	-		-	25,000
Net income for the year ended December 31, 2014	-	-			-	-	-	-		(7,918,495)	(7,918,495)

Balance at December 31, 2014	248,366	$633,333	-	$-	3,618,566	$3,618	$25,047,050	$(113,389)	$-	$(37,696,405)	$(12,125,793)

Conversion of Series A Convertible Preferred Stock into common stock	(248,366)	(633,333)	-	-	248,366	248	633,085	-	-	-	-
Sale of Series A Convertible Preferred Stock	389,668	390	-	-	-	-	1,278,111	-	-	-	1,278,501
Conversion of stockholder deferred compensation into Series A Convertible Preferred Stock	10,667	10	-	-	-	-	34,990	-	-	-	35,000
Conversion of notes payable and accrued interest into Series A Convertible Preferred Stock	41,603	42	-	-	-	-	136,771	-	-	-	136,813
Conversion of accrued expenses into Series B Convertible Preferred Stock	-	-	1	-	-	-	8,367,417	-	-	-	8,367,417
Sale of common stock	-	-	-	-	304,785	305	49,695	-	-	-	50,000
Conversion of warrants into common stock	-	-	-	-	51,372	51	36,949	-	-	-	37,000
Conversion of stockholder notes payable and accrued interest into common stock	-	-	-	-	673,706	674	730,752	-	-	-	731,426
Conversion of accounts payable and accrued expenses into common stock	-	-	-	-	116,997	117	99,330	-	-	-	99,447
Cashless exercise of warrants into common stock	-	-	-	-	2,353	2	(2)	-	-	-	-
Issuance of stock for services	-	-	-	-	960,000	960	2,415,690	-	(2,416,650)	-	-
Decrease in fair value of restricted stock units	-	-	-	-			(75,500)	-	75,500	-	-
Forgiveness of stockholder compensation	-	-	-	-	-	-	175,287	-	-	-	175,287
Amortization of deferred compensation	-	-	-	-	-	-	-	-	498,816	-	498,816
Fair value of employee stock options	-	-	-	-	-	-	849,791	-	-	-	849,791
Rounding of partial shares relative to reverse split		-	-	-	885	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,301,885)	(2,301,885)

Balance at December 31, 2015	441,938	$442	1	$-	5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Cash Flows
For the Years Ended and 2015 and 2014

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,301,885)	$(7,918,495)
Adjustments to reconcile net loss to net cash used in
operating activities
Gain on conversion of debt	(332,523)	-
Fair value of options issued in exchange for services	849,791	860,235
Accretion of discount on notes payable	10,447	202,377
Change in fair value of warrant liability	(2,700,917)	(5,128,204)
Change in fair value of embedded derivative liability	-	(800,000)
Fair value of stock in excess of converted notes payable and accrued interest	-	82,000
Amortization and depreciation	94,123	82,362
Stock and warrants issued in exchange for technology	-	5,736,089
Amortization of deferred compensation	498,816	-
Series B Preferred Stock issued for licensing fees	2,000,000	-
(Increase) decrease in assets
Accounts receivable	-	3,573
Inventory	68,673	(63,089)
Prepaid expenses	4,770	8,388
Increase (decrease) in liabilities
Accounts payable and accrued expenses	330,057	4,898,080
Deferred revenue	(16,667)	16,667

Net cash used in operating activities	(1,495,315)	(2,020,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,432)	-
Purchase of patents	(100)	-

Net cash used in investing activities	(2,532)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	159,542	798,000
Repayment of notes payable	(50,000)	-
Proceeds from sale of Series A Convertible Preferred Stock	1,278,501	-
Proceeds from sale of common stock	50,000	-

Net cash provided by financing activities	1,438,043	798,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(59,804)	(1,222,017)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	63,956	1,285,973

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,152	$63,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,646	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of common stock issued for conversion of notes payable and accrued interest	$1,028,039	$506,588

Fair value of warrants issued as debt discount	$-	$211,576

Forgiveness of related party debt	$-	$25,000

Cashless exercise of warrants	$2	$-

Series A Convertible Preferred Stock converted to common stock	$633,333	$-

Issuance of Series A Convertible Preferred Stock for deferred compensation	$35,000	$-

Issuance of Series A Convertible Preferred Stock for notes payable and accrued interest	$136,813	$-

Issuance of Series B Convertible Preferred Stock for accrued expenses	$4,500,000	$-

Conversion of warrants into Series B Convertible Preferred Stock	$1,867,417	$-

Conversion of warrants to common stock	$37,000	$-

Conversion of accounts payable and accrued expenses into common stock	$99,447	$-

Common stock issued for deferred compensaton	$2,416,650	$-

Forgiveness of stockholder compensation	$175,285	$-

Patent costs reclassified from prepaid expenses resulting from purchase of patents	$176,316	$-

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$75,500	$-

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

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in New York, New York and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTC QB, organized by the OTC Markets Group, Inc., and the OTC Bulletin Board under the ticker symbol “VRME.”

The Company is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. The Company delivers security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. The products can be used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

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

Patents and Trademark
The current patent portfolio consists of ten granted patents and six applications pending.   The Company has also purchased a trademark. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

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

Income Taxes
The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $458 and $62,835 for the years ended December 31, 2015 and 2014 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2015 and 2014 were $2,529,833 and $10,590,271.

Basic and Diluted Net Income per Share of Common Stock
The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements
As of December 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of the adoption of this standard.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendments in this Update apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.
The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company does not anticipate the adoption of this standard to have a material effect on the financial statements.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate the adoption of this standard to have a material effect on the financial statements.

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

In February 2016, the Company raised net proceeds of $1,217,500 through the sales of Series Preferred C Stock.  Even with the infusion of capital, the Company does not believe that its existing cash resources will be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31,	December 31,
	2015	2014
Furniture and Fixtures	$219,871	$219,871
Equipment	18,588	16,155
	238,459	236,026
Less: Accumulated depreciation	230,621	161,205
	$7,838	$74,821

Depreciation of property and equipment was $69,415 and $69,253, respectively, for the years ended December 31, 2015 and 2014.

NOTE 4 – PATENTS AND TRADEMARK

The current patent portfolio consists of ten granted patents and six applications pending. Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years. The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. During the years ended December 31, 2015 and 2014, the Company capitalized $100 of patent costs and trademarks. Amortization expense for patents and trademarks was $16,813 and $13,109 for the years ended December 31, 2015 and 2014.

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

At December 31, 2015 the Company has a net operating loss (“NOL”) that approximates $30.0 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Current	$(1,653,000)	$(5,505,000)
Deferred	(395,000)	(372,000)
Change in valuation allowance	2,048,000	5,877,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2015		2014
	Amount	%	Amount	%
U.S federal income tax benefit at federal statutory rate	$(806,000)	(36)	$(2,771,000)	(35)
State tax, net of federal tax effect	(135,000)	(6)	(463,000)	(6)
Non-deductible changes in derivative liability and share based transactions	(1,107,000)	(53)	(2,639,000)	(33)
Other	-	-	(4,000)	-
Change in valuation allowance	2,048,000	95	5,877,000	74

	$-	-	$-	-

The primary components of the Company’s December 31, 2015 and 2014 deferred tax assets, liabilities and related valuation allowance are as follows:

	December 31,	December 31,
	2015	2014

Deferred tax asset for NOL carryforwards	$12,303,000	$10,649,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Share based compensation	4,589,000	4,205,000
Non deductible accrued expenses	10,000	-
Valuation allowance	(16,737,000)	(14,689,000)

	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2015 and 2014. The Company did not recognize any interest or penalties during 2015 and 2014 related to unrecognized tax benefits.

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

Patent and Technology License Termination Agreement. Pursuant to a Patent and Technology License Termination Agreement, the Company and VFM terminated that certain Patent and Technology License Agreement, dated as of December 31, 2012, by and between the Company and VFM (the “License”), and VFM agreed to receive eighty five (85) shares (pre Reverse Stock Split) of Series B Preferred Stock in complete satisfaction of $4,500,000 in past due license payments and $2,000,000 exclusivity payments owed by the Company under the License.  As a result of the Patent Purchase Agreement explained below, $176,316, net of amortization of $23,684, of prepaid expenses related to the patents were reclassified to patent expense.

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

The foregoing description of the Master Agreement and the related Transaction Documents is a summary, and does not purport to be a complete description of the Master Agreement and the related Transaction Documents, and is qualified in its entirety by reference to the Master Agreement and the related Transaction Documents, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to the Company’s Report on Form 8-K, filed with the SEC on June 18, 2015.

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

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following as of December 31:
	December 31,	December 31,
	2015	2014
Unsecured notes payable due to related parties; interest at 10% per annum; principal and accrued interest due at maturity in September 2015	-	$114,000
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest at 8% per annum, principal and accrued interest due at December 1, 2014 (past due)	-	650,000
Notes payable; interest at 5% and 8% per annum, principal and accrued interest due at April 2015	-	123,000
Less: Debt discount	-	(10,447)
	50,000	926,553
Less: Current portion	50,000	926,553
	$-	$-

At December 31, 2015 and 2014 accrued interest on notes payable was $23,667 and$155,992.

The warrant liabilities in this section were valued using the Black-Scholes option pricing model, with the following assumptions: no dividend yield, expected volatility of 173.7% to 180.7%, risk free interest rate of 1.75% and expected lives of four to five years.

On June 10, 2014, the Company issued a note payable for $250,000, which included fully vested warrants to purchase 1,000,000 shares pre Reverse Stock Split of Common Stock at an exercise price of $0.10 per share, expiring in five years. The warrants were valued at $39,650 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 248.2%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $34,222 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, “Recognition” (“FASB 835-30-25”) and was accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $34,222 was accreted through interest expense. The note and accrued interest at 8% per annum was originally due on December 11, 2014, but the Company received approval to extend the maturity until December 31, 2014. The warrants are subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability was re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $8,113.

As a result of the Recapitalization Transaction, the note’s principal balance of $250,000 and accrued interest of $20,263 was converted into 176,471 shares (15,000,000 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $120,117, and because this individual is a stockholder was recorded as additional paid in capital.

On August 5, 2014, the Company issued notes payable for $100,000, which included fully vested warrants to purchase 600,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $29,725 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $22,914 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25, and was accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $22,914 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants were subject to anti-dilutive adjustments and were therefore  classified as a liability in accordance with FASB ASC 815. The warrant liability was re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,151.

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,414 was converted into 34,898 shares (2,966,210 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $23,740, which was recorded as a gain on the extinguishment of debt. The remaining $50,000 was paid in full, plus accrued interest in September 2015. The 3,529 warrants (300,000 warrants pre Reverse Stock Split) to purchase shares of Common Stock associated with the $50,000 note payable remain outstanding and must be re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2015, the warrants were valued at $7,902.

On August 12, 2014, the Company issued a note payable for $50,000, which included fully vested warrants to purchase 300,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $26,817 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $17,455 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, and was accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $17,455 was accreted through interest expense.

The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants were subject to anti-dilutive adjustments and are therefore classified as a liability in accordance with FASB ASC 815. The warrant liability was re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $2,575.

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,370 was converted into 34,843 shares (2,961,644 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $23,720, which was recorded as a gain on the extinguishment of debt.

On August 14, 2014, the Company issued a note payable for $100,000, which included fully vested warrants to purchase 600,000 shares pre Reverse Stock Split of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $47,676 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $32,274 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25 and was accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $32,274 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants were subject to anti-dilutive adjustments and were therefore classified as a liability in accordance with FASB ASC 815. The warrant liability was re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,153.

As a result of the Recapitalization Transaction, the principal balance of $100,000 and accrued interest of $6,697 was converted into 69,657 shares (5,920,852 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $47,421, which was recorded as a gain on the extinguishment of debt.

On September 8, 2014, the Company issued notes payable for $150,000, which included fully vested warrants to purchase 900,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share, expiring in five years. The warrants were valued at $62,544 using Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 233.8%, risk free interest rate of 1.67% and expected life of five years. The relative fair value of the warrants was $44,140 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25 and was accreted over the term of the note payable for financial statement purposes. For the year ended December 31, 2014, $44,140 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on December 1, 2014. The warrants were subject to anti-dilutive adjustments and were therefore classified as a liability in accordance with FASB ASC 815. The warrant liability was re-valued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $7,725.

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

On December 31, 2014, the Company issued a note payable for $100,000, which included fully vested warrants to purchase 600,000 shares (pre Reverse Stock Split) of Common Stock at an exercise price of $0.05 per share expiring in five years. The warrants were valued at $11,812 using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 229.0%, risk free interest rate of 1.68% and expected life of five years. The relative fair value of the warrants was $10,563 and was recorded as a discount to the notes payable in accordance with FASB ASC 835-30-25 and was accreted over the term of the note payable for financial statement purposes. For the three months ended March 31, 2015, the final $10,447 was accreted through interest expense. The note and accrued interest at 8% per annum were due in full on April 1, 2015. The warrants were subject to anti-dilution adjustments and were therefore classified as a liability in accordance with FASB ASC 815. The warrant liability was revalued at each reporting period with the change in fair value recorded through earnings. As of June 12, 2015, the date of conversion in conjunction with the Recapitalization Transaction (see Note 6), the fair value of the warrant liability was $5,226.

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

The conversion of the notes above on June 12, 2015 was treated as an extinguishment of debt. In accordance with FASB ASC 470-50, the difference between the cash acquisition price of the debt and its net carrying amount shall be recognized currently in income in the period of extinguishment as losses or gains. Similar transactions between stockholders was recognized as additional paid in capital.

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

A debtor that issues or otherwise grants an equity interest to a creditor to settle fully a payable, shall account for the equity interest at its fair value. The difference between the fair value of the equity interest granted and the carrying amount of the payable settled was recognized as a gain on restructuring payables.

NOTE 9 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement with VFM and on the same date entered into a Technology and Service Agreement with Zaah (collectively with the VFM agreements, the “Agreements”). Contemplated by those Agreements were warrant issuances by the Company for the purchase of Common Stock.

Warrants exercisable for 627,451 shares (53,333,333 shares pre Reverse Stock Split) of Common Stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2015 and 2014, the fair value of the warrant liability was $1,020,632 and $787,544.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares (6,349,245 pre Reverse Stock Split) of Common Stock as consideration for technology received from VFM under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2015 and 2014, the fair value of the warrant liability was $147,524 and $149,090.

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair value of $0 at June 12, 2015 and $800,000 at December 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. Because the Preferred Stock can be converted at any time, the full amount of the original fair value was accreted and classified as a reduction to the discount on Preferred Stock and a deemed dividend distribution in the full amount of $1 million, in 2013.

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

The 392,157 warrants (33,333,333 warrants pre Reverse Stock Split) associated with the Series A Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2015 and 2014, the fair value of the warrants was $626,317 and $631,678.

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

Additionally, on May 26, 2015, the Company amended its Amended and Restated Articles of Incorporation, dated December 19, 2003, to establish the Series B Preferred Stock, authorizing the issuance of up to 85 shares of Series B Preferred Stock. The Series B Preferred Stock are convertible currently at 8,496,732:1. 85 shares (pre Reverse Stock Split) of Series B Preferred Stock were issued to settle the $6.5 million of licensing fees due and the associated warrants as part of the Recapitalization Transaction (see Note 6). The foregoing description of the Certificate of Designation is a summary, and does not purport to be a complete description of the Certificate of Designation, and is qualified in its entirety by reference to the Certificate of Designation, a copy of which is filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the SEC on June 18, 2015.

On June 12, 2015, the Company issued 389,668 shares (33,121,777 pre Reverse Stock Split) of Series A Preferred shares to an investor for $1,278,501 as part of the total $1,450,813 transaction with the investor.  Further, an officer of the Company and a stockholder are partial owners in the investor and therefore the investor received an additional 10,667 shares (906,736 pre Reverse Stock Split) of Series A Preferred Stock for the forgiveness of previously accrued but unpaid compensation valued at $35,000 and notes payable and accrued interest were converted into 41,603 shares (3,536,254 pre Reverse Stock Split) of Series A Preferred Stock also as part of the $1,450,813 transaction.

Each of the Series A Preferred Stock and the Series B Preferred Stock have a preference in liquidation that the holders of the Series A Preferred Stock and the Series B Preferred Stock are to be paid out of assets available for distribution prior to holders of Common Stock. The holders Series A Preferred Stock and the Series B Preferred Stock may cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock and the Series B Preferred Stock can be converted, with certain limitations. In addition, the holders of Series A Preferred Stock and the Series B Preferred Stock are to be paid dividends, based on the number of shares of Series A Preferred Stock and the Series B Preferred Stock, as the case may be, as if the shares had been converted to Common Stock, prior to the holders of Common Stock receiving a dividend.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:
	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$1,802,375	$1,802,375
Total	$-	$-	$1,802,375	$1,802,375

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Balance at January 1, 2015	$6,370,709
Conversion of notes payable, net of interest expense	(31,397)
Conversion of warrants related to licensing fees	(1,867,417)
Change in fair value of derivative liabilities	(2,669,520)

Balance at December 31, 2015	$1,802,375

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2015.

As of December 31, 2015, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:
December 31, 2015
Annual Dividend Yield	0.0%
Expected Life (Years)	2.0 - 3.0
Risk-Free Interest Rate	1.06% - 1.31%
Expected Volatility	178.5% - 179.3%

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

On June 2, 2015, the Company issued 68,236 shares (post Reverse Stock Split) of Common Stock to two vendors to settle outstanding payable balances of $58,000.

On June 12, 2015, the Company issued 304,785 shares (25,906,735 pre Reverse Stock Split) of Common Stock and raised $50,000.

During the three months ended June 30, 2015, one stockholder received 2,353 shares (post Reverse Stock Split) of Common Stock in a cashless exercise.

On June 11, 2015, the Company issued 525,000 Restricted Stock Units (“RSUs”) (44,625,000 pre Reverse Stock Split) to two officers of the Company. The RSUs were valued at the closing stock price of $0.01 on June 11, 2015, at $446,250, fair value. These RSUs are being expensed over the vesting terms. For the year ended December 31, 2015, the Company expensed $80,573 related to the RSUs.

On June 30, 2015, the Company issued 48,761 shares (post Reverse Stock Split) of Common Stock to a vendor to settle an outstanding payable balance of $41,447, net of gain on conversion of $35,153.

On July 9, 2015, the Company hired a Chief Operating Officer (“COO”). The COO will receive 225,000 RSUs (19,125,000 pre Reverse Stock Split), vesting over a three-year period, with one-third vesting the first year and one-twelfth vesting ratably on a quarterly basis thereafter. The RSUs were valued at fair value of $918,000 based on the closing stock price of $4.08 on July 9, 2015. For the year ended December 31, 2015, the Company expensed $153,000 related to the RSUs.

On July 23, 2015, the Company completed the Reverse Stock Split of its outstanding Common Stock and Preferred Stock, as further described in Note 1 and Note 6 above.

On August 10, 2015, the Company agreed to issue the Chief Financial Officer (“CFO”) 20,000 RSUs vesting over six months and 100,000 RSUs vesting annually over three years. The RSUs were valued at a fair value of $692,400 based on the closing stock price of $5.77 per share on August 10, 2015. For the year ended December 31, 2015, the Company expensed $176,306 related to the RSUs.

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares are to be issued on January 1, 2016 and 20,000 shares are to be issued on April 1, 2016. The RSUs were originally valued at $195,000.  The Company expensed $54,250 for the year ended December 31, 2015 relative to these RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs originally valued at $165,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which began vesting on August 1, 2015.  The Company expensed $34,687 for the year ended December 31, 2015 relative to these RSUs. Further the individual will receive a 2% to 5% commission on company sales while this agreement is in effect, however no commissions were earned during 2015.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain restricted stock with consultants and determined that there was an aggregate decrease in fair value of $75,500.

NOTE 13 – STOCK OPTIONS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2015, options to purchase 298,530 shares of common stock have been issued and are unexercised, and 4,067,631 shares are available for grants under the 2008 Plan.

During 2013, our Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2015, under the 2013 Plan grants of restricted stock and options to purchase 292,500 shares of common stock have been issued and are unvested or unexercised, and 19,700,000 shares of common stock remain available for grants under the 2013 Plan.

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

For the years ended December 31, 2015 and 2014, the Company expensed $849,791 and $860,235 with respect to the options.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2015 and 2014:

	2015	2014

Risk Free Interest Rate	1.69%	2.73%
Expected Volatility	176.6%	229.0%
Expected Life (in years)	5.0	10.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$2.00	$1.00

The following table summarizes the activities for our stock options for the year ended December 31, 2015and 2014:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	739,608	$4.25
Exercised	(141,176)	$1.70
Balance as of December 31, 2014	598,431	$4.25
Granted	1,875,000	$0.85
Exercised	(7,843)	0.05
Forfeited/canceled	(308,235)	$0.06
Balance as of December 31, 2015	2,157,353	$1.80	5.0	$226,631
Exercisable as of December 31, 2015	626,103	$2.57	6.2
Exercisable as of December 31, 2015 and expected to vest thereafter	2,157,353	$1.80	5.0	$226,631

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.50 for our common stock on December 31, 2015.

During the year ended December 31, 2015 and 2014, the weighted average fair value of stock options granted during the period was $3,758,162 and $599,893.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

During the year ended December 31, 2015 and 2014, the intrinsic value of stock options exercised during the period was $0.

For the years ended December 31, 2015 and 2014, the Company expensed $849,792 and $860,233, relative to the fair value of stock options granted.

As of December 31, 2015, there was $2,853,537 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at December 31, 2015 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities of our unvested stock options for the year ended December 31, 2015 and 2014:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2013	55,882	$6.52
Vested	(38,235)	(6.86)
Unvested stock options at December 31, 2014	17,647	$9.49
Granted	1,875,000	$1.43
Cancelled/Forfeited	(11,765)	$(12.75)
Vested	(349,632)	$(1.31)
Unvested stock options at December 31, 2015	1,531,250	$1.48	4.49

The following table summarizes the activities for our warrants for the year ended December 31, 2015:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	1,405,686	$8.80
Granted	121,755	6.86
Expired	(66,666)	(12.75)
Balance as of December 31, 2014	1,460,775	$1.01
Exercised	(2,353)	$0.85
Cancelled/Forfeited	(43,529)	$(4.15)
Balance as of December 31, 2015	1,414,893	$9.67	4.8	$413
Exercisable as of December 31, 2015	1,414,893	$9.67	4.8
Exercisable as of December 31, 2015 and expected to vest thereafter	1,414,893	$9.67	4.8	$413

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $2.50 for our common stock on December 31, 2015.

All warrants were vested on the date of grant.

NOTE 14 – OPERATING LEASES

For the year ended December 31, 2014 and 2013, total rent expense under leases amounted to $55,153 and $65,950. At December 31, 2015, the Company was not obligated under any non-cancelable operating leases.

NOTE 15 – RELATED PARTY TRANSACTIONS

At June 12, 2015, three stockholders of the Company held $317,000 of the senior secured convertible notes payable and were owed accrued interest of $42,713. The notes and accrued interest were converted into 234,735 shares (19,952,489 pre Reverse Stock Split) of Common Stock as further described in Note 7 and 8.

NOTE 16 – MAJOR CUSTOMERS/VENDORS

During the years ended December 31, 2015 and 2014, three customers accounted for 100.0% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2015 and 2014, we purchased 100.0% of our pigment from one vendor.

NOTE 17 – SUBSEQUENT EVENTS

As of the date of this filing, the 10,667 shares (906,736 pre Reverse Stock Split) of Series A Preferred Stock have not been distributed to the officer of the Company and the stockholder, as further discussed in Note 10.

On February 9, 2016, the Company issued 2,587,500 shares of 0% Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C Preferred Stock, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40per share. Each share of Series C Preferred Stock is convertible into one share of common stock. The Series C Preferred Stock provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series C Preferred Stock.

The Company entered into a Registration Rights Agreement with each of the Investors (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the Conversion Shares, as well as the shares of Common Stock that are issuable upon exercise of the Warrants (the “Warrant Shares”).

The following is a brief summary of the Purchase Agreement, the Registration Rights Agreement, the Series C Preferred Stock and the Warrants, which are qualified in their entirety by reference to the full text of such documents.

Purchase Agreement

The Purchase Agreement contains representations and warranties by the Company and the Investors and covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), which the Company believes are customary for transactions of this type. The Purchase Agreement provides for certain restrictive covenants, including the restriction on the Company to issue any securities for a period of sixty days from the date of the Purchase Agreement. Additionally, pursuant to the Purchase Agreement, during the Protection Period (as such term is defined in the Purchase Agreement), the Company is prohibited from entering into any variable rate transaction. Additionally, provided the Protection Period has not expired, for the period beginning on the date that the Company’s securities are listed on a national securities exchange and until the expiration of the Protection Period, the Company is prohibited from issuing any securities or incurring any financing debt, subject to certain exceptions.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the Company is required to prepare and file a registration statement (the “Registration Statement”) with the SEC under the Securities Act of 1933, as amended, covering the resale of the Conversion Shares and the Warrant Shares (collectively, the “Registrable Securities”). The Company will be required to file such Registration Statement within 45 calendar days following the closing date of the Offering (the “Filing Deadline”). The Company will be required to use its best efforts to have the Registration Statement declared effective as soon as practicable, but in no event later than 60 days from the closing of the Offering (or, in the event of a “full review” by the SEC, 120 days) (the “Effectiveness Deadline”). Pursuant to the Registration Rights Agreement, the Company will incur certain liquidated damages upon the occurrence of certain events, including if: (i) the Registration Statement is not filed with the SEC on or prior to the Filing Deadline; (ii) the Company fails to file with the SEC a request for acceleration of a Registration Statement in accordance with Rule 461 promulgated by the SEC pursuant to the Securities Act of 1933 (the “Securities Act”), within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be “reviewed” or will not be subject to further review; (iii) prior to the effective date of the Registration Statement, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such Registration Statement within eighteen (18) calendar days after the receipt of comments by or notice from the SEC that such amendment is required in order for such Registration Statement to be declared effective, (iv) the Registration Statement is not declared effective by the SEC on or prior to the Effectiveness Deadline, and (v) after the effective date of the Registration Statement and prior to the expiration of the Effectiveness Period, such Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities included in such Registration Statement, or the holders of the Registrable Securities are otherwise not permitted to utilize the prospectus therein to resell such Registrable Securities, for more than ten (10) consecutive trading days or more than an aggregate of twenty (20) trading days (which need not be consecutive trading days) during any 12-month period (each such failure is referred to herein as an “Event”).

On each date that an Event occurs and on each monthly anniversary of such date, the Company shall pay to each holder of Registrable Securities an amount in cash equal to 1.0% multiplied by the aggregate subscription amount paid by such holder of Registrable Securities, up to a maximum of 6.0%. If the Company fails to pay such amount when due, the Company will pay interest thereon at a rate of 18% per annum.

The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

Series C Preferred Stock

The Series C Preferred Stock was created pursuant to a Certificate of Designation.

Warrants

The Warrants are exercisable, in full or in part, at any time prior to the third anniversary of their issuance, at an exercise price of $0.40 per share. The Warrants provide for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price per share that is less than the exercise price of the Warrants then in effect. In the case of certain fundamental transactions affecting the Company, the holders of Warrants, upon exercise of such Warrants after such fundamental transaction, will have the right to receive, in lieu of shares of the Common Stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the Warrants been exercised immediately prior to such fundamental transaction. The Warrants contain a “cashless exercise” feature that allows the holders to exercise the warrants without a cash payment to the Company upon the terms set forth in the Warrants.   Due to the adjustment features of the exercise price, the fair value of the warrants will be recorded as a liability and not equity.

On February 29, 2016, the Company appointed a new Chairman of the Board.  In connection with this appointment, the Chairman was granted a stock option to purchase 100,000 shares of Common Stock at an exercise price of $0.60 per share under the Company’s 2013 Comprehensive Incentive Compensation Plan.