Form 10-Q
period 2016-03-31
VerifyMe, Inc.
filed 2016-05-18
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,312,211 shares of common stock outstanding at May 18, 2016.

PART I - FINANCIAL INFORMATION

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”), the Company’s Form S-1 registration statement declared effective on April 29, 2016, the Company’s final prospectus filed pursuant to Securities Act Rule 424 on May 2, 2016, and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

References such as “we”, “us”, “our” and the “Company” used in this Quarterly Report on Form 10-Q mean VerifyMe, Inc., a Nevada corporation.

ITEM 1.	FINANCIAL STATEMENTS

VerifyMe, Inc.

CONTENTS

VerifyMe, Inc.
Condensed Balance Sheets
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$608,891	$4,152
Inventory	48,807	28,687
Employee advances	36,083	-

TOTAL CURRENT ASSETS	693,781	32,839

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $231,430 and $230,621 as of March 31, 2016 and December 31, 2015	7,029	7,838

OTHER ASSETS
Deposits	-	37,197
Patents and Trademark, net of accumulated amortization of $173,729 and $166,894 as of March 31, 2016 and December 31, 2015	252,459	259,294
	252,459	296,491

TOTAL ASSETS	$953,269	$337,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$514,471	$652,973
Note payable	50,000	50,000
Embedded derivative liability	1,698,000	-
Warrant liability	1,839,018	1,802,375

TOTAL CURRENT LIABILITIES	4,101,489	2,505,348

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 427,218 shares issued and outstanding
as of March 31, 2016 and 75,000,000 shares authorized; 441,938 issued and outstanding as of December 31, 2015	427	442

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.97 shares issued and outstanding
as of March 31, 2016 and 1 share issued and outstanding as of December 31, 2015	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 3,087,500 shares issued and outstanding
as of March 31, 2016 and 0 shares issued and outstanding as of December 31, 2015	3,088	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 6,937,250 and 6,327,570 shares issued, 6,586,710 and 5,977,030
shares outstanding at March 31, 2016 and December 31, 2015	6,586	5,977

Additional paid in capital	40,027,210	39,779,414

Treasury stock, at cost (350,540 shares at March 31, 2016 and December 31, 2015)	(113,389)	(113,389)

Deferred compensation	(1,557,518)	(1,842,334)

Accumulated deficit	(41,514,624)	(39,998,290)

STOCKHOLDERS' DEFICIT	(3,148,220)	(2,168,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$953,269	$337,168

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

NET REVENUES
Sales	-	$-
Royalties	-	6,250

TOTAL NET REVENUE	-	6,250

COST OF SALES	-	-

GROSS PROFIT	-	6,250

OPERATING EXPENSES
General and administrative	117,758	83,901
Legal and accounting	115,345	11,113
Payroll expenses (a)	627,923	170,904
Research and development	89,335	120,386
Sales and marketing (b)	65,331	22,808
Total operating expenses	1,015,692	409,112

LOSS BEFORE OTHER INCOME	(1,015,692)	(402,862)

OTHER INCOME (EXPENSE)
Interest expense	(1,000)	(30,250)
Change in fair value of warrants	1,730,933	169,476
Change in fair value of embedded derivative liability	(463,000)	-
Fair value of warrants in excess of consideration for convertible preferred stock	(1,767,575)	-
	(500,642)	139,226

NET LOSS	$(1,516,334)	$(263,636)

LOSS PER SHARE
BASIC	$(0.25)	$(0.07)
DILUTED	$(0.25)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,139,460	3,618,566
DILUTED	6,139,460	3,618,566

(a) - includes share-based compensation of $495,763 and $(54,834) for the three months ended March 31, 2016 and 2015

(b) - includes share-based compensation of $21,688 and $0 for the three months ended March 31, 2016 and 2015

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2016

	Series A		Series B		Series C
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance at December 31, 2015 (Audited)	441,938	$442	1.00	$-			5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

Conversion of Series A Convertible Preferred Stock	(14,720)	(15)	-	-	-	-	294,400	294	(279)	-	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.03)	-	-	-	291,780	292	(292)	-	-	-	-
Sale of Series C Convertible Preferred Stock	-	-	-	-	3,087,500	3,088	-	-	1,231,912	-	-	-	1,235,000
Stock issuance costs	-	-	-	-	-	-	-	-	(17,500)	-	-	-	(17,500)
Deemed dividend distribution			-	-	-	-	-	-	(1,235,000)	-	-	-	(1,235,000)
Issuance of stock for services	-	-	-	-	-	-	23,500	23	15,252	-	-	-	15,275
Fair value of stock options	-	-	-	-	-	-	-	-	335,828	-	-	-	335,828
Decrease in fair value of restricted stock units	-	-	-	-	-	-	-	-	(82,125)	-	82,125	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-		-	202,691	-	202,691
Net loss	-	-	-	-	-	-	-	-		-	-	(1,516,334)	(1,516,334)

Balance at March 31, 2016 (Unaudited)	427,218	$427	0.97	$-	3,087,500	$3,088	6,586,710	$6,586	$40,027,210	$(113,389)	$(1,557,518)	$(41,514,624)	$(3,148,220)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,516,334)	$(263,636)
Adjustments to reconcile net loss to net cash used in
operating activities
Fair value of options issued in exchange for services	335,828	(54,834)
Common stock issued for services	15,275	-
Accretion of discount on notes payable	-	10,447
Change in fair value of warrant liability	36,643	(169,476)
Change in fair value of embedded derivative liability	463,000	-
Amortization and depreciation	7,644	21,426
Amortization of deferred compensation	202,691	-
(Increase) decrease in assets
Inventory	(20,120)	(12,000)
Prepaid expenses	-	2,632
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(101,305)	346,205
Deferred revenue	-	(6,250)

Net cash used in operating activities	(576,678)	(125,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Employee advances	(36,083)	-

Net cash used in investing activities	(36,083)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	136,102
Proceeds from sale of Series C Convertible Preferred Stock	1,235,000	-
Stock issuance costs	(17,500)	-

Net cash provided by financing activities	1,217,500	136,102

NET INCREASE IN CASH AND
CASH EQUIVALENTS	604,739	10,616

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,152	63,956

CASH AND CASH EQUIVALENTS - END OF PERIOD	$608,891	$74,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$294	$-

Series B Convertible Preferred Stock converted to common stock	$292	$-

Security deposit offset against accounts payable	$37,197	$-

Accretion of discount on preferred stock as deemed dividend distribution	$1,235,000	$-

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$82,125	$-

See the accompanying notes to the condensed financial statements.

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On July 14, 2015, LaserLock Technologies, Inc. changed its name to VerifyMe, Inc., effective July 23, 2015.

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in New York, New York and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTCQB, organized by the OTC Markets Group, Inc., and the OTC Bulletin Board under the ticker symbol “VRME.”

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Recently Adopted Accounting Pronouncements

Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-16, Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2016 and 2015.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2015 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2016, and there was no accrual for uncertain tax positions as of March 31, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2016 and 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 – EMBEDDED DERIVATIVE LIABILITY

The conversion feature of the 0% Series C Convertible Preferred Stock (“Series C”) is an embedded derivative, which due to anti-dilution adjustments is classified as a liability in accordance with Financial Accounting Standards Board FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging and ASU 2014-16, and was valued in accordance with ASC 470 as a beneficial conversion feature at a combined fair market value of $1,235,000 as of February 2016.  This was classified as an embedded derivative liability and a discount to Series C.  Because the Series C can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Series C and a deemed distribution in the full amount of $1,235,000.

In addition, the embedded derivative liability must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of March 31, 2016, the fair value of the embedded derivative liability was $1,698,000.

NOTE 5 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement with VerifyMe, Inc. – Texas (“VFM”) on the same date entered into a Technology and Service Agreement with Zaah Technologies, Inc. (collectively with the VFM agreements, the “Agreements”). Contemplated by those Agreements were warrant issuances by the Company for the purchase of common stock.

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2016 and December 2015, the fair value of the warrant liability was $177,750 and $1,020,632, respectively.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2016 and December 31, 2015, the fair value of the warrants was $107,686 and $626,317.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of common stock as consideration for technology received from VFM under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2016 and December 31, 2015, the fair value of the warrant liability was $25,830 and $147,524, respectively.

Warrants to purchase 3,529 shares of common stock associated with the notes payable incurred on August 5, 2014, were revalued and at March 31, 2016 and December 31, 2015, the fair value of those warrants was $1,539 and $7,902.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s common stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2016 the fair value of the warrant liability was $1,526,213.

NOTE 6 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VFM on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VFM subscribed to purchase 392,157 shares of Series A Convertible Preferred Stock pre 85-for-1 reverse stock split and a warrant to purchase 392,157 shares of pre 85-for-1 reverse stock split Common Stock at an exercise price of $10.20 per share, for $1 million.

Series A Convertible Preferred Stock

On March 10, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s common stock.

Series B Convertible Preferred Stock

On March 17, 2016, 0.03 shares of Series B Convertible Preferred Stock were converted into 291,780 shares of the Company’s common stock.

Series C Convertible Preferred Stock

On February 9, 2016, the Company issued 2,587,500 shares of Series C, par value $0.001 per share, at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C is convertible into one share of common stock. The Series C provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series C.

In addition, the Company incurred stock issuance costs of $17,500 related to the issuance of Series C.

The Company entered into a Registration Rights Agreement with each of the purchasers of the Series C (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the common stock underlying the Series C, as well as the shares of common stock that are issuable upon exercise of the warrants.  The registration statement was filed in April 2016 and declared effective on April 29, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$1,698,000	$1,698,000
Derivative liability related to fair value of warrants	-	-	1,839,018	1,839,018

Total	$-	$-	$3,537,018	$3,537,018

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2016	$1,802,375
Series C embedded derivative fair value, February, 2016	1,235,000
Series C warrant liability fair value, February, 2016	1,767,576
Change in fair value of derivative liabilities	(1,267,933)

Balance at March, 31, 2016	$3,537,018

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2016.

As of March 31, 2016, the beneficial conversion feature of Series C is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  Because the fair value of the warrants issued in conjunction with Series C, were in excess of the proceeds of Series C, the effective conversion price of the Series C is $0.   The Series C shares are convertible into shares of the Company’s common stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of common stock	$0.55
Effective Series A Preferred Stock Conversion price	-
Intrinsic value of conversion option per share	$0.55

As of March 31, 2016, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

March 31, 2016
Annual Dividend Yield	0.0%
Expected Life (Years)	2.0 - 3.0
Risk-Free Interest Rate	0.73% - 0.87%
Expected Volatility	183.4% - 208.4%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

On February 8, 2016, the Company issued 23,500 shares of common stock to a consultant for assistance in raising capital.  The shares were valued at 15,275 based on the closing stock price on February 8, 2016 of $0.65 per share.

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares were to be issued on January 1, 2016 and 20,000 shares were to be issued on April 1, 2016. The RSUs were originally valued at $195,000.  The Company expensed $34,750 for the three months ended March 31, 2016 relative to these RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs originally valued at $165,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which began vesting on August 1, 2015.  The Company expensed $(13,063) for the three months ended March 31, 2016 relative to these RSUs. Further the individual will receive a 2% to 5% commission on company sales while this agreement is in effect; however no commissions were earned during the three months ended March 31, 2016.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain restricted stock with consultants and determined that there was an aggregate decrease in fair value of $82,125.

NOTE 9 – STOCK OPTIONS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a stock option plan. In 2000, the Board superseded that plan and created a new stock option plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2016, options to purchase 298,530 shares of common stock have been issued and are unexercised, and 4,067,631 shares are available for grants under the 2008 Plan.

During 2013, our Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options, are deemed to be Non-Statutory Stock Options.  As of March 31, 2016, under the 2013 Plan grants of restricted stock and options to purchase 700,000 shares of common stock have been issued and are unvested or unexercised, and 19,300,000 shares of common stock remain available for grants under the 2013 Plan.

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

On February 29, 2016, the Company issued options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.57 per share, with a term of five years, to the Chairman of the Board of Directors. The fair value of options issued was $53,731. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 202.9%, risk-free interest rate of 1.22% and expected option life of five years.  The options are being expensed over the Board member’s remaining service terms as that is shorter than the vesting terms.

On March 10, 2016, the Company issued options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.56 per share, with a term of five years, to an employee. The fair value of options issued was $82,113. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 202.9%, risk-free interest rate of 1.45% and expected option life of five years. The options are being expensed over the vesting terms for the employee.

On March 24, 2016, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $0.43 per share, with a term of five years, to a consultant, which vest immediately. The fair value of options issued was $21,068. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 203.1%, risk-free interest rate of 1.39% and expected option life of five years. The options were expensed immediately.

For the three months ended March 31, 2016 and 2015, the Company expensed $335,827 and ($54,834) with respect to the options.

The following table summarizes the activities for our stock options for the three months ended March 31, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	2,157,353	$1.80	5.0

Granted	300,000	$0.55	5.0

Balance March 31, 2016	2,457,353	$1.64	4.8	$6

Exercisable at March 31, 2016	867,770	$2.14	5.5	$6

Exercisable at March 31, 2016 and expected to
vest thereafter	2,457,353	$1.64	4.8	$6

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.55 for our common stock on March 31, 2016.

During the three months ended March 31, 2016 and 2015, the weighted average fair value of stock options granted during the period was $62,478 and $0.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three months ended March 31, 2016 and 2015, the Company expensed $52,453 and $0, relative to the fair value of stock options granted.

As of March 31, 2016 there was $2,674,621 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our warrants for the three months ended March 31, 2016:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	1,414,893	$9.67	4.8

Expired	(2,941)	$0.85
Granted	3,087,500	$0.40	3.0

Balance March 31, 2016	4,499,452	$3.31	3.4	$463

Exercisable at March 31, 2016	4,499,452	$3.31	3.4	$463

Exercisable at March 31, 2016 and expected to
vest thereafter	4,499,452	$3.31	3.4	$463

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.55 for our common stock on March 31, 2016.

All warrants were vested on the date of grant.

NOTE 10 – OPERATING LEASES

For the three months ended March 31, 2016 and 2015, total rent expense under leases amounted to $10,335 and $19,369. As of March 31, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 11 – SUBSEQUENT EVENTS

On April 14, 2016, the Company filed a Form S-1 registration statement with the SEC which registered 6,175,000 shares of the Company’s common stock underlying shares of the Series C and the warrants associated with Series C.  This filing, which was declared effective on April 29, 2016, satisfied the timely filing requirements of the Registration Rights Agreement entered into as part of the Series C transaction.

On April 29, 2016, Paul Donfried resigned as Chief Executive Officer and President of the Company as well as his position as a director on the Board of Directors of the Company.  In connection with his resignation the Company entered in a Separation Agreement with Mr. Donfried whereby he will receive $50,000 as a severance payment and $16,667 as accrued but unpaid time off.  In addition, the Company amended Mr. Donfried’s Stock Option Agreement and Restricted Stock Unit Agreement to maintain the previous vesting and exercisability schedules.

On May 1, 2016, the Company appointed a new Chief Executive Officer (“CEO”) and President and in connection therewith entered into a consulting arrangement with the CEO beginning May 1, 2016 and ending December 31, 2017.  In consideration for this arrangement, the CEO will receive a monthly fee of $12,500 per month and warrants to purchase 100,000 shares of the Company’s Common Stock at $0.01 per share.  The warrants expire in five years.

From May 1, 2016 through May 18, 2016, 965,500 shares of Series C into 965,500 shares of the Company’s Common Stock.

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

Recent Events

On April 29, 2016, Paul Donfried resigned as Chief Executive Officer and President of the Company as well as his position as a director on the Board of Directors of the Company.  On May 1, 2016, the Company appointed Tom Nicolette as Chief Executive Officer and President pursuant to a consulting agreement that began May 1, 2016 and ends December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended March 31, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2016 and 2015, we generated sales of $0 and $6,250.  For the three months ended March 31, 2016 and 2015, we had a net loss of $1,516,334 and $263,636.

General and Administrative Expenses

General and administrative expenses increased $33,857 to $117,758 for the three months ended March 31, 2016 from $83,901 for the three months ended March 31, 2015. The increase resulted from options issued to consultants.

Legal and Accounting

Legal and accounting fees increased $104,232 to $115,345 for the three months ended March 31, 2016 from $11,113 for the three months ended March 31, 2015. The increase in legal and accounting fees between the periods was primarily a result of the costs associated with filing the S-1 registration statement.

Payroll Expenses

Payroll expenses were $627,923 for the three months ended March 31, 2016, an increase of $457,019 from $170,904 for the three months ended March 31, 2015. The increase is the result of option expenses related to officers that were issued between June and August of 2015.

Research and Development

Research and development expenses were $89,335 and $120,386 for the three months ended March 31, 2016 and 2015, a decrease of $31,051. The decrease is related to cost containment initiatives relative to our products, while improving the quality of the products.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 were $65,331 as compared to $22,808 for the three months ended March 31, 2015, an increase of $42,523. The Company increased travel expenditures in an attempt to generate more revenue, as well as incurred expense from deferred compensation from the issuance restricted stock units issued in October 2015.

Interest Expense

During the three months ended March 31, 2016, the Company incurred interest expense of $1,000 as compared to $30,250 for the three months ended March 31, 2015, a decrease of $29,250. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the company’s 1-for-85 reverse stock split effectuated in July 2015.

Change in Fair Value of Warrants

During the three months ended March 31, 2016, the Company incurred an unrealized gain on the market value of warrants of $1,730,933 as compared to $169,476 for the three months ended March 31, 2015, an increase of $1,561,457. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 and the Subscription Agreement entered into on January 31, 2013. The values of these warrants have decreased during the three months ended March 31, 2016 because the trading price of the Common Stock has decreased.

Change in Fair Value of Embedded Derivative Liability

During the three months ended March 31, 2016, the Company incurred an expense of $463,000 for the change in the fair value of the embedded derivative liability as compared to a loss of $0 for the three months ended March 31, 2016.  This change is related to an increase in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock (the “Series C Preferred”) issued in February 2016.  The increase in the embedded derivative liability results from the price of the common stock exceeding the conversion price for the Series C Preferred.

Fair value of warrants in excess of consideration for convertible preferred stock

In February 2016, upon the issuance of the Series C Preferred, the associated warrants were valued and that value exceeded the amount that was received by Company for the Series C Preferred in the amount of $1,767,575, fair value.  This value exceeded the amount of proceeds allocated to the Series C Preferred by $1,767,575 and was expensed.

Liquidity and Capital Resources

As of May 18, 2016, we had cash on hand of approximately $376,000.

Net cash used in operating activities increased $451,192 to $576,678 for the three months ended March 31, 2016 as compared to $125,486 for the three months ended March 31, 2015.  The increase resulted primarily from an increase in net loss from operations as explained previously.

Net cash used in investing activities was $36,083 for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015.  This was a result of employee advances that will be included in payroll for the second quarter of 2016 with the associated reductions of the employees’ net pay for taxes.

Net cash provided by financing activities increased by $1,081,398 to $1,217,500 for the three months ended March 31, 2016 from $136,102 for the three months ended March 31, 2015.  Cash provided by financing activities during the three months ended March 31, 2016, consisted of our Series C Preferred offering which raised $1,217,500, net in February 2016.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.  On February 9, 2016, the Company issued 2,587,500 shares of Series C Preferred, par value $0.001 per share, at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C Preferred, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C Preferred, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C Preferred, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C Preferred is convertible into one share of common stock, subject to adjustment.

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

Even if we are successful in raising sufficient capital, in order to continue in business as a viable going concern our revenues need to reach a level that sustains our business operations. While it is impossible to predict the amount of revenues, if any, that we may receive from our products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the products are marketed effectively in accordance with our plans. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover there can be no assurance that, even if our products are marketed effectively, we will generate revenues sufficient to fund our operations. In either situation, we may not be able to continue our operations and our business might fail.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2016, the Company issued 23,500 shares of common stock to a consultant for assistance in raising capital. These shares of common stock were not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

On February 9, 2016 in a private placement of securities, the Company issued 2,587,500 shares of its Series C Preferred at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000.  In connection with the February 9, 2016 sale, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C Preferred at a purchase price of $0.40 per share with gross proceed s to the Company of $200,000. In connection with the February 29, 2016 sale, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  The offer and sale of these private placement shares was not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

On February 26, 2016, the Company issued options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.57 per share to the Chairman of the Board of Directors under our 2013 Plan.  The option becomes exercisable in two equal installments. The first installment became exercisable on February 26, 2016, and the second installment will become exercisable on February 26, 2017. These options were not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

On March 10, 2016, the Company issued options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.56 per share to an employee under our 2013 Plan.  The option becomes exercisable in 12 quarterly installments. The first installment became exercisable on June 10, 2016, and the remaining installments will become exercisable on the 10th of the successive third month through March 10, 2018. These options were not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transaction did not involve a public offering of securities.

On March 24, 2016, the Company issued options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.43 per share to a consultant, which vest immediately.  These options were not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transaction did not involve a public offering of securities.

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

3.2†	Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended.

3.3
Certificate of Designation for 0% Series C Convertible Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016 (filed as an Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference).

4.1	Form of Warrant for Purchase of Common Stock (filed as an Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference).

4.2
Form of Share Certificate for 0% Series C Convertible Preferred Stock (filed as an Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference).

4.3
Certificate of Designation for 0% Series C Convertible Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016(filed as an Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 10, 2016).

10.2
Form of Registration of Rights Agreement by and between the Registrant and each of the Investors (filed as an Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2016 and incorporated herein by reference).

10.3@
Separation Agreement and General Release dated as of April 27, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.4@
Amendment No. 1 to Stock Option Agreement dated as of April 29, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.5@
Amendment No. 1 to Restricted Stock Unit Agreement dated as of April 29, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.6@
Consulting Services Agreement dated as of May 1, 2016 by and between the Registrant and Nicolette Consulting Group Limited (filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2016 and incorporated herein by reference).

31.1†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.*

*
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†	filed herewith
††	furnished herewith
@	Denotes Management compensation plan on contract

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFYME, INC.

	By:	/s/ Scott McPherson
Scott McPherson
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)
Date: May 18, 2016