Form 10-Q
period 2016-06-30
VerifyMe, Inc.
filed 2016-08-22
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 West 21st Street, 8th floor New York, New York	33009
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,712,604 shares of common stock outstanding at August 22, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VerifyMe, Inc.

VerifyMe, Inc.
Condensed Balance Sheets
June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$216,510	$4,152
Accounts receivable	11,705	-
Inventory	42,401	28,687

TOTAL CURRENT ASSETS	270,616	32,839

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $232,198 and $230,621 as of June 30, 2016 and December 31, 2015	6,261	7,838

OTHER ASSETS
Deposits	-	37,197
Patents and Trademark, net of accumulated amortization of $180,565 and $166,894 as ofJune 30, 2016 and December 31, 2015	245,623	259,294
	245,623	296,491

TOTAL ASSETS	$522,500	$337,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$692,503	$652,973
Note payable	50,000	50,000
Embedded derivative liability	183,000	-
Warrant liability	249,494	1,802,375

TOTAL CURRENT LIABILITIES	1,174,997	2,505,348

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 412,498 shares issued and outstanding
as of June 30, 2016 and 75,000,000 shares authorized; 441,938 issued and outstanding as of December 31, 2015	413	442

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.97 shares issued and outstanding
as of June 30, 2016 and 1 share issued and outstanding as of December 31, 2015	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 2,037,500 shares issued and outstanding
as of June 30, 2016 and 0 shares issued and outstanding as of December 31, 2015	2,038	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 8,051,133 and 6,327,570 shares issued, 7,712,604 and 5,977,030
shares outstanding at June 30, 2016 and December 31, 2015	7,713	5,977

Additional paid in capital	39,897,504	39,779,414

Treasury stock, at cost (350,540 shares at June 30, 2016 and December 31, 2015)	(113,389)	(113,389)

Deferred compensation	(525,538)	(1,842,334)

Accumulated deficit	(39,921,238)	(39,998,290)

STOCKHOLDERS' DEFICIT	(652,497)	(2,168,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$522,500	$337,168

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

NET REVENUES
Sales	$11,705	$62,125	11,705	$62,125
Royalties	-	6,250	-	12,500

TOTAL NET REVENUE	11,705	68,375	11,705	74,625

COST OF SALES	5,910	36,079	5,910	36,079

GROSS PROFIT	5,795	32,296	5,795	38,546

OPERATING EXPENSES
General and administrative	87,325	80,129	205,083	164,030
Legal and accounting	117,582	217,322	232,927	228,435
Payroll expenses	683,737	119,235	1,311,660	290,139
Research and development	167,846	2,016,000	257,181	2,136,386
Sales and marketing	146,443	319	211,774	23,127
Total operating expenses	1,202,933	2,433,005	2,218,625	2,842,117

LOSS BEFORE OTHER INCOME	(1,197,138)	(2,400,709)	(2,212,830)	(2,803,571)

OTHER INCOME (EXPENSE)
Interest expense	(1,000)	(24,904)	(2,000)	(55,154)
Gain on extinguishment of debt	-	351,918	-	351,918
Change in fair value of warrants	1,589,524	1,117,369	3,320,457	1,286,845
Change in fair value of embedded derivative liability	1,202,000	-	739,000	-
Fair value of warrants in excess of consideration for convertible preferred stock	-	-	(1,767,575)	-
	2,790,524	1,444,383	2,289,882	1,583,609

NET INCOME (LOSS)	$1,593,386	$(956,326)	$77,052	$(1,219,962)

INCOME (LOSS) PER SHARE
BASIC	$0.24	$(0.24)	$0.01	$(0.32)
DILUTED	$0.06	$(0.24)	$0.00	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,572,673	3,934,451	5,913,418	3,777,685
DILUTED	26,106,185	3,934,451	25,420,372	3,777,685

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2016

	Series A		Series B		Series C
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance at December 31, 2015 (Audited)	441,938	$442	1.00	$-			5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

Conversion of Series A Convertible Preferred Stock	(29,440)	(29)	-	-	-	-	588,800	589	(560)	-	-	-	-
Effect of Series A Convertible Preferred Stock on
embedded derivative liability	-	-	-	-	-	-	-	-	313,000	-	-	-	313,000
Conversion of Series B Convertible Preferred Stock	-	-	(0.03)	-	-	-	291,780	292	(292)	-	-	-	-
Sale of Series C Convertible Preferred Stock	-	-	-	-	3,087,500	3,088	-	-	1,231,912	-	-	-	1,235,000
Stock issuance costs	-	-	-	-	-	-	-	-	(17,500)	-	-	-	(17,500)
Conversion of Series C Convertible Preferred Stock	-	-	-	-	(1,050,000)	(1,050)	1,050,000	1,050	-	-	-	-	-
Deemed dividend distribution	-	-	-	-	-	-	-	-	(1,235,000)	-	-	-	(1,235,000)
Issuance of stock for services	-	-	-	-	-	-	32,983	33	20,742	-	-	-	20,775
Issuance of restricted stock for services	-	-	-	-	-	-	40,000	40	960	-	89,000	-	90,000
Forfeiture of restricted stock units	-	-	-	-	-	-	(267,989)	(268)	(917,732)	-	637,500	-	(280,500)
Fair value of stock options and warrants	-	-	-	-	-	-	-	-	812,935	-	-	-	812,935
Decrease in fair value of restricted stock units	-	-	-	-	-	-	-	-	(90,375)	-	90,375	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	499,921	-	499,921
Net income	-	-	-	-	-	-	-	-	-	-	-	77,052	77,052

Balance at June 30, 2016 (Unaudited)	412,498	$413	0.97	$-	2,037,500	$2,038	7,712,604	$7,713	$39,897,504	$(113,389)	$(525,538)	$(39,921,238)	$(652,497)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Cash Flows
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,052	$(1,219,962)
Adjustments to reconcile net loss to net cash used in
operating activities
Gain on conversion of debt		(351,918)
Fair value of options issued in exchange for services	812,935	34,093
Fair value of restricted stock issued for services	90,000	-
Common stock issued for services	20,775	-
Accretion of discount on notes payable	-	10,447
Change in fair value of warrant liability	(1,552,882)	(1,286,845)
Change in fair value of embedded derivative liability	(739,000)	-
Amortization and depreciation	15,248	42,943
Reversal of expense from forfeiture of restricted common stock	(280,500)	-
Amortization of deferred compensation	499,921	6,198
(Increase) decrease in assets
Accounts receivable	(11,705)	(62,125)
Inventory	(13,714)	22,784
Prepaid expenses	-	2,402
Increase (decrease) in liabilities
Accounts payable and accrued expenses	76,728	2,273,138
Deferred revenue	-	(12,500)

Net cash used in operating activities	(1,005,142)	(541,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(100)

Net cash used in investing activities	-	(100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	159,542
Proceeds from sale of Series A Convertible Preferred Stock	-	1,278,501
Proceeds from sale of Series C Convertible Preferred Stock	1,235,000	-
Stock issuance costs	(17,500)	-
Proceeds from sale of common stock	-	50,000

Net cash provided by financing activities	1,217,500	1,488,043

NET INCREASE IN CASH AND
CASH EQUIVALENTS	212,358	946,698

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,152	63,956

CASH AND CASH EQUIVALENTS - END OF PERIOD	$216,510	$1,010,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cashless exercise of warrants	$-	$2

Series A Convertible Preferred Stock converted to common stock	$589	$633,333

Issuance of Series A Convertible Preferred Stock for deferred compensation	$-	$35,000

Issuance of Series A Convertible Preferred Stock for stockholder notes payable and accrued interest	$-	$136,813

Issuance of Series B Convertible Preferred Stock for accrued expenses	$-	$6,500,000

Conversion of warrants associated with notes payable	$-	$1,867,417

Warrants converted to common stock	$-	$40,000

Issuance of common stock for notes payable and accrued interest	$-	$801,697

Common stock issued for deferred compensation	$-	$446,250

Series B Convertible Preferred Stock converted to common stock	$292	$-

Series C Convertible Preferred Stock converted to common stock	$1,050	$-

Security deposit offset against accounts payable	$37,197	$-

Forgiveness of stockholder compensation	$-	$175,285

Accretion of discount on preferred stock as deemed dividend distribution	$1,235,000	$-

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$90,375	$-

Forfeited restricted common stock	$637,500	$-

Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$313,000	$-

See the accompanying notes to the condensed financial statements.

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

References such as “we”, “our”, “us”, and the “Company” used herein mean VerifyMe, Inc., a Nevada corporation.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Basic and Diluted Net Income per Share of Common Stock

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” when reporting earnings per share resulting in the presentation of basic and diluted earnings per share. Basic net income per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive, i.e., the exercise prices of the outstanding stock options were greater than the market price of the Common Stock. Anti-dilutive Common Stock equivalents, which were excluded from the calculation of number of dilutive Common Stock equivalents, amounted to 6,856,805 shares for the three and six months ended June 30, 2016.

Recently Adopted Accounting Pronouncements

Effective January 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) 2014-16, “Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”, which did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT PLANS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2016.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2015 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2016, and there was no accrual for uncertain tax positions as of June 30, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.   The Company had income for the three and six months ended June 30, 2016; however, due to tax adjustments, there was no taxable income.

NOTE 4 – EMBEDDED DERIVATIVE LIABILITY

The conversion feature of the 0% Series C Convertible Preferred Stock (“Series C”) is an embedded derivative, which due to anti-dilution adjustments is classified as a liability in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and ASU 2014-16, and was valued in accordance with FASB ASC 470, “Debt”, as a beneficial conversion feature at a combined fair market value of $1,235,000 as of February 2016.  This was classified as an embedded derivative liability and a discount to Series C.  Because the Series C can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Series C and a deemed distribution in the full amount of $1,235,000.

In addition, the embedded derivative liability must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  Series C shareholders converted 1,050,000 shares into 1,050,000 common shares during the second quarter of 2016.  As a result, the embedded derivative liability associated with those shares was adjusted to the fair value ($313,000) and the associated liability was eliminated against additional paid in capital.  As of June 30, 2016, the fair value of the embedded derivative liability was $183,000.  For the three and six months end June 30, 2016, the Company realized income of $1,202,000 and $739,000 relative to the embedded derivative liability.

NOTE 5 – WARRANT LIABILITY

On December 31, 2012, the Company entered into an Investment Agreement, a Technology and Service Agreement, a Patent and Technology License Agreement and an Asset Purchase Agreement (collectively, the “VFM Agreements”) with VerifyMe, Inc. – Texas (“VFM”) on the same date entered into a Technology and Service Agreement with Zaah Technologies, Inc. (collectively with the VFM Agreements, the “Agreements”). The Agreements contemplate warrant issuances by the Company for the purchase of common stock.

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2016 and December 2015, the fair value of the warrant liability was $16,419 and $1,020,632, respectively.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2016 and December 31, 2015, the fair value of the warrants was $10,529 and $626,317.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of Common Stock as consideration for technology received from VFM under the VFM Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the VFM Patent and Technology Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2016, and December 31, 2015, the fair value of the warrant liability was $2,982 and $147,524, respectively.

Warrants to purchase 3,529 shares of Common Stock associated with the notes payable incurred on August 5, 2014, were revalued and at June 30, 2016 and December 31, 2015, the fair value of those warrants was $184 and $7,902.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2016, the fair value of the warrant liability was $219,380.

NOTE 6 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VFM on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VFM subscribed to purchase 392,157 shares of Series A Convertible Preferred Stock post 85-for-1 reverse stock split and a warrant to purchase 392,157 shares of Common Stock post 85-for-1 reverse stock split at an exercise price of $10.20 per share, for $1 million.

Series A Convertible Preferred Stock

On March 10, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

On June 1, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

On May 26, 2015, the Company amended its Amended and Restated Articles of Incorporation dated December 19, 2003 to establish the Series B Convertible Preferred Stock and authorized 1 share (85 shares pre-reverse stock split). The par value of the Series B Convertible Preferred Stock is $0.001 and they are convertible currently at 8,496,732:1. These shares were issued to settle the $6.5 million of licensing fees due and the associated warrants as part of the Company’s recapitalization transaction in July 2015.

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

The Company entered into a Registration Rights Agreement with each of the purchasers of the Series C pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the common stock underlying the Series C, as well as the shares of common stock that are issuable upon exercise of the warrants.  The registration statement was filed in April 2016 and declared effective on April 29, 2016.

On May 2, 2016, 572,000 shares of Series C were converted into 572,000 shares of the Company’s Common Stock.

On May 3, 2016, 125,000 shares of Series C were converted into 125,000 shares of the Company’s Common Stock.

On May 5, 2016, 353,000 shares of Series C were converted into 353,000 shares of the Company’s Common Stock.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$183,000	$183,000
Derivative liability related to fair value of warrants	-	-	249,494	249,494

Total	$-	$-	$432,494	$432,494

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2016	$1,802,375
Series C embedded derivative fair value, February, 2016	1,235,000
Effect of conversion of Series C on embedded derivative liability	(313,000)
Series C warrant liability fair value, February, 2016	1,767,576
Change in fair value of derivative liabilities	(4,059,457)

Balance at June 30, 2016	$432,494

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2016.

As of June 30, 2016, the beneficial conversion feature of Series C was treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  Because the fair value of the warrants issued in conjunction with Series C was in excess of the proceeds of Series C, the effective conversion price of the Series C is $0.   The Series C shares are convertible into shares of the Company’s Common Stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.09
Effective Series A Preferred Stock Conversion price	-
Intrinsic value of conversion option per share	$0.09

As of June 30, 2016, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model and the following assumptions:

June 30, 2016
Annual Dividend Yield	0.0%
Expected Life (Years)	1.5 - 3.0
Risk-Free Interest Rate	0.33% - 0.41%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

A restricted stock unit (“RSU”) is an award of common shares that is subject to certain restrictions during a specified period. RSU awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest over a period of one year. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period, during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

On June 11, 2015, the Company issued 525,000 RSUs (44,625,000 units pre-reverse stock split) to two officers of the Company. The RSUs were valued at the closing stock price of $0.01 on June 11, 2015, at $446,250, fair value. These RSUs are being expensed over the vesting terms.  The former Chief Executive Officer (“CEO”) resigned on April 27, 2016 and holds 300,000 of the issued 525,000 RSUs above.  As part of his severance package the RSUs will continue to vest and will not expire, therefore since there is no further obligation on the part of the former CEO, the Company expensed immediately the remaining unamortized portion of the RSUs in the amount of $187,708.

On July 9, 2015, the Company hired a Chief Operating Officer (“COO”). The COO received 225,000 RSUs (19,125,000 units pre-reverse stock split), vesting over a three-year period, with one-third vesting the first year and one-twelfth vesting ratably on a quarterly basis thereafter. The RSUs were valued at fair value of $918,000 based on the closing stock price of $4.08 on July 9, 2015.  The COO resigned on May 31, 2016 and as a result the Company reversed the expense related to the RSUs during the six months ended June 30, 2016 in the amount of $280,500.  In addition, the value of the RSUs included in deferred compensation in the amount of $637,500 was reclassified to additional paid in capital.

On August 10, 2015, the Company agreed to issue the Chief Financial Officer (“CFO”) 20,000 RSUs vesting over six months and 100,000 RSUs vesting annually over three years. The RSUs were valued at a fair value of $692,400 based on the closing stock price of $5.77 per share on August 10, 2015.

For the three and six months ended June 30, 2016 the Company expensed $106,730 and $309,421 and for the three and six months ended June 30, 2015, the Company expensed $6,198 related to the RSUs.

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares were to be issued on January 1, 2016 and 20,000 shares were to be issued on April 1, 2016. The RSUs were originally valued at $195,000.  The Company issued the remaining 40,000 shares in April 2016 and expensed $90,000 and $124,750 for the three and six months ended June 30, 2016 relative to these RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs originally valued at $165,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which began vesting on August 1, 2015.  The agreement was terminated on April 29, 2016.  The Company expensed $5,500 and $18,563 for the three and six months ended June 30, 2016 relative to these RSUs. Further the individual was to receive a 2% to 5% commission on company sales while this agreement is in effect; however no commissions were earned during April 2016 or the three months ended March 31, 2016.  In addition, the remaining value of the RSUs included in deferred compensation in the amount of $2,750 was reclassified to additional paid in capital as a result of the termination of the agreement.

On February 8, 2016, the Company issued 23,500 shares of Common Stock to a consultant for assistance in raising capital.  The shares were valued at 15,275 based on the closing stock price of the Company’s stock price on February 8, 2016 of $0.65 per share.

On May 24, 2016, the Company issued 9,483 shares of Common Stock to a consultant as a finder’s fee for an employee.  The shares were value at $5,500 based on the closing stock price of the Company’s common stock on March 11, 2016 per the agreement.

On May 1, 2016, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.01 per share, with a term of five years, to the Chief Executive Officer, which vest immediately. The fair value of warrants issued was $49,885. These warrants were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 204.0%, risk-free interest rate of 1.28% and expected life of five years. The options were expensed immediately.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.”  There were no outstanding equity-based payments to non-employees as of June 30, 2016.

NOTE 9 – STOCK OPTIONS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a stock option plan. In 2000, the Board superseded that plan and created a new stock option plan, pursuant to which the Board was authorized to grant options to purchase up to 1.5 million shares of Common Stock (the “2000 Plan”). On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 Plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of Common Stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2016, options to purchase 298,530 shares of Common Stock have been issued and are unexercised, and 4,067,631 shares are available for grants under the 2003 Plan.

During 2013, our Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which serves as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of Common Stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of June 30, 2016, under the 2013 Plan grants of restricted stock and options to purchase 535,000 shares of Common Stock have been issued and are unvested or unexercised, and 19,465,000 shares of Common Stock remain available for grants under the 2013 Plan.

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

On June 11, 2015, the Company issued options to purchase an aggregate of 1,225,000 shares of the Company’s Common Stock (104,125,000 shares of Common Stock pre-reverse split stock) at an exercise price of $0.85 per share, with a term of five years, to three employees and two members of the Board. The fair value of options issued was $993,083. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.6%, risk-free interest rate of 1.74% to 1.75% and expected option life of five years. The options are being expensed over the vesting terms for the employees and over the board members’ remaining service terms as that is shorter than the vesting terms.  On April 27, 2016, the former CEO resigned.  As part of his severance package the options will continue to vest and will not expire prior to the original expiration date, therefore since there is no further obligation on the part of the former CEO, the Company expensed immediately the remaining unamortized portion of the options in the amount of $298,377.

On February 29, 2016, the Company issued options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.57 per share, with a term of five years, to the Chairman of the Board. The fair value of options issued was $53,731. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 202.9%, risk-free interest rate of 1.22% and expected option life of five years.  The options are being expensed over the Board Chairman’s remaining service terms as that is shorter than the vesting terms.

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

For the three and six months ended June 30, 2016 the Company expensed $427,223 and $763,050 and for the three and six months ended June 30, 2015, the Company expensed $88,928 and $34,093 with respect to the options.

The following table summarizes the activities for our stock options for the six months ended June 30, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2015	2,157,353	$1.80	5.0

Expired/Cancelled	(431,250)	$0.58
Granted	300,000	$0.55	5.0

Balance June 30, 2016	2,026,103	$1.80	4.6	$-

Exercisable at June 30, 2016	1,126,102	$1.92	5.0	$-

Exercisable at June 30, 2016 and expected to
vest thereafter	2,026,103	$1.80	4.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.09 for our Common Stock on June 30, 2016.

As of June 30, 2016 there was $1,038,621 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at June 30, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our warrants for the six months ended June 30, 2016:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	1,414,893	$9.67	4.8

Expired	(2,941)	$0.85
Granted	3,187,500	$0.39

Balance June 30, 2016	4,599,452	$3.24	3.2	$8

Exercisable at June 30, 2016	4,599,452	$3.24	3.2	$8

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.09 for our Common Stock on June 30, 2016.

All warrants were vested on the date of grant.

For the three and six months ended June 30, 2016, the Company expensed $49,885 relative to the warrants in addition to previous income or expense related to the warrant liability and for the three and six months ended June 30, 2015, the Company expensed $0 relative to the warrants in addition to previous income or expense related to the warrant liability.

NOTE 10 – OPERATING LEASES

For the three and six months ended June 30, 2016, total rent expense under leases amounted to $1,500 and $11,835.  For the three and six months ended June 30, 2015, total rent expense under leases amounted to $12,642 and $32,011. As of June 30, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 11 – RELATED PARTIES

As of June 30, 2016, the Company owed a Board member $1,313 for expenses, the CFO $22,909 for services rendered and the former CEO $56,667 under his severance package.  All of these amounts are included in accounts payable.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce new services and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”), the Company’s Form S-1 registration statement declared effective on April 29, 2016, the Company’s final prospectus filed pursuant to Securities Act Rule 424 on May 2, 2016, and the Company’s other subsequent filings with the SEC.

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

On May 26, 2016, the Company signed a Memorandum of Understanding with Hewlett Packard Indigo (“HP Indigo”) to launch security ElectroInk for authentication and counterfeit prevention.  This security ElectroInk will be marketed and sold globally by the Company to HP Indigo customers, along with the Company’s readers and authentication tools that can be used in conjunction with security ElectroInk. Both companies will provide support to HP Indigo customers that use security ElectroInk on HP Indigo’s digital printing presses.

The Company’s patented anti-counterfeiting pigment technology can be seamlessly integrated into the digital printing process to produce visible and invisible marks, which enables two levels of authentication. First, consumers are able to see the patented ink without any specialized equipment. Second, manufacturers can use customized devices to view characteristics of non-visible pigments to support their supply and distribution chain security.

On May 31, 2016, Ben Burrell resigned as Chief Operating Officer.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended June 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2016 and 2015, we generated revenues of $11,705 and $68,375.  For the three months ended June 30, 2016 and 2015, we had a net income (loss) of $1,593,386 and $(956,326).

General and Administrative Expenses

General and administrative expenses increased $7,196 to $87,325 for the three months ended June 30, 2016 from $80,129 for the three months ended June 30, 2015. The increase resulted from increased insurance costs.

Legal and Accounting

Legal and accounting fees decreased $99,740 to $117,582 for the three months ended June 30, 2016 from $217,322 for the three months ended June 30, 2015. The decrease in legal and accounting fees between the periods was primarily a result of the costs associated with restructuring in June 2015 and costs associated with the filing of the Registration Statement Form S-1 in 2016, which were less.

Payroll Expenses

Payroll expenses were $683,737 for the three months ended June 30, 2016, an increase of $564,502 from $119,235 for the three months ended June 30, 2015. The increase is the result of option expenses and restricted stock related to officers that were issued between June and August of 2015.

Research and Development

Research and development expenses were $167,846 and $2,016,000 for the three months ended June 30, 2016 and 2015, a decrease of $1,848,154.  The decrease is a result of the additional licensing fees as part of the restructuring transaction in June 2015 that was not replicated in the second quarter of 2016.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016 were $146,443 as compared to $319 for the three months ended June 30, 2015, an increase of $143,124. The Company hired a salesperson in the second quarter and had increased travel expenditures relative to the new collaboration with HP Indigo.

Interest Expense

During the three months ended June 30, 2016, the Company incurred interest expense of $1,000 as compared to $24,904 for the three months ended June 30, 2015, a decrease of $23,904. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the Company’s restructuring transaction in June 2015.

Change in Fair Value of Warrants

During the three months ended June 30, 2016, the Company reported an unrealized gain on the market value of warrants of $1,589,524 as compared to $1,117,369 for the three months ended June 30, 2015, an increase of $472,155. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM. The values of these warrants have decreased during the three months ended June 30, 2016 because the trading price of the Company’s Common Stock has decreased.

Change in Fair Value of Embedded Derivative Liability

During the three months ended June 30, 2016, the Company reported an unrealized gain of $1,202,000 for the change in the fair value of the embedded derivative liability as compared to a gain of $0 for the three months ended June 30, 2015.  This change is related to a decrease in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM.  The decrease in the embedded derivative liability is due to the decrease in the trading price of the Company’s Common Stock.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following discussion analyzes our results of operations for the six months ended June 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2016 and 2015, we generated revenues of $11,705 and $74,625.  For the six months ended June 30, 2016 and 2015, we had a net income (loss) of $77,052 and $(1,219,962).

General and Administrative Expenses

General and administrative expenses increased $41,053 to $205,083 for the six months ended June 30, 2016 from $164,030 for the six months ended June 30, 2015. The increase resulted primarily from employee related expenses and expenses related to consultant options and transfer agent fees due to conversions of preferred shares.

Legal and Accounting

Legal and accounting fees increased $4,492 to $232,927 for the six months ended June 30, 2016 from $228,435 for the six months ended June 30, 2015. The legal and accounting fees were predominantly the same because of the S-1 registration during filed in April and the restructuring transaction during 2015.

Payroll Expenses

Payroll expenses were $1,311,660 for the six months ended June 30, 2016, an increase of $1,021,521 from $290,139 for the six months ended June 30, 2015. The increase is the result of option expenses and restricted stock units related to officers that were issued between June and August of 2015, as well as the hiring of the Chief Operating Officer and Chief Technology Officer in June 2015.  This resulted in full expense for the six months ended June 30, 2016 as opposed to minimal expense for the six months ended June 30, 2015.

Research and Development

Research and development expenses were $257,181 and $2,136,386 for the six months ended June 30, 2016 and 2015, a decrease of $1,879,205.  The decrease is a result of the additional licensing fees as part of the restructuring transaction in June 2015 that was not replicated in the second quarter of 2016.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2016 were $211,774 as compared to $23,127 for the six months ended June 30, 2015, an increase of $188,647. The Company hired a salesperson in the second quarter and had increased travel expenditures relative to the new collaboration with HP Indigo.

Interest Expense

During the six months ended June 30, 2016, the Company incurred interest expense of $2,000 as compared to $55,154 for the six months ended June 30, 2015, a decrease of $53,154. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the Company’s restructuring transaction in June 2015.

Change in Fair Value of Warrants

During the six months ended June 30, 2016, the Company reported an unrealized gain on the market value of warrants of $3,320,457 as compared to $1,286,845 for the six months ended June 30, 2015, an increase of $2,033,612. The change primarily resulted from the valuation of warrants associated with an Investment Agreement entered into on December 31, 2012 with VFM and a Subscription Agreement entered into on January 31, 2013 with VFM. The values of these warrants have decreased during the six months ended June 30, 2016 because the trading price of our Common Stock has decreased.

Change in Fair Value of Embedded Derivative Liability

During the six months ended June 30, 2016, the Company reported an unrealized gain of $739,000 for the change in the fair value of the embedded derivative liability as compared to a gain of $0 for the six months ended June 30, 2015.  This change is related to a decrease in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock (the “Series C Preferred”) issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013.  The decrease in the embedded derivative liability is due to the decrease in the trading price of the Company’s Common Stock.

Fair value of warrants in excess of consideration for convertible preferred stock

In February 2016, upon the issuance of the Series C, the associated warrants were valued and that value exceeded the amount that was received by Company for the Series C in the amount of $1,767,575, fair value.  This value exceeded the amount of proceeds allocated to the Series C by $1,767,575 and was expensed.

Liquidity and Capital Resources

As of August 22, 2016, we had cash on hand of approximately $40,000.

Net cash used in operating activities increased $463,797 to $1,005,142 for the six months ended June 30, 2016 as compared to $541,345 for the six months ended June 30, 2015.  The increase resulted primarily from a decrease in net loss from operations as explained previously.

Net cash used in investing activities was $0 for the six months ended June 30, 2016, compared to $100 for the six months ended June 30, 2015.

Net cash provided by financing activities decreased by $270,543 to $1,217,500 for the six months ended June 30, 2016 from $1,488,043 for the six months ended June 30, 2015.  Cash provided by financing activities during the six months ended June 30, 2016, consisted of our Series C offering which raised $1,217,500 net of stock issuance costs of $17,500, in February 2016 as opposed to the restructuring transaction in 2015 that raised $1,488,043.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.  On February 9, 2016, the Company issued 2,587,500 shares of Series C at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C is convertible into one share of common stock, subject to adjustment.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet arrangements.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

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

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition”, we recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, consisting mainly of pigments and penlights, upon shipment to the customer. Royalty revenue is recognized upon receipt of notification from a customer that the Company’s product has been used in the customer’s production process.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to condensed financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 1, 2016, the Company issued 100,000 warrants to purchase the Company’s common stock to the Chief Executive Officer at an exercise price of $0.01.  The warrants are exercisable immediately.  These warrants were not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

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

3.2
Amended and Restated Bylaws of LaserLock Technologies, Inc., as amended incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2016.

10.1*
Separation Agreement and General Release dated as of April 27, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.2*
Amendment No. 1 to Stock Option Agreement dated as of April 29, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.3*
Amendment No. 1 to Restricted Stock Unit Agreement dated as of April 29, 2016 by and between the Registrant and Paul Donfried(filed as an Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2016 and incorporated herein by reference).

10.4*
Consulting Services Agreement dated as of May 1, 2016 by and between the Registrant and Nicolette Consulting Group Limited (filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2016 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.**

*	Denotes management compensation plan or contract.

**
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
Scott McPherson
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)
Date: August 22, 2016