Form 10-Q
period 2016-09-30
VerifyMe, Inc.
filed 2016-11-21
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

409 Boot Road Downingtown, PA 19335	33009
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,515,207 shares of common stock outstanding at November 21, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VerifyMe, Inc.

VerifyMe, Inc.
Condensed Balance Sheets
September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,539	$4,152
Inventory	59,379	28,687

TOTAL CURRENT ASSETS	65,918	32,839

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $232,966 and $230,621 as of September 30, 2016 and December 31, 2015	5,493	7,838

OTHER ASSETS
Deposits	-	37,197
Patents and Trademark, net of accumulated amortization of $187,401 and $166,894 as of September 30, 2016 and December 31, 2015	238,787	259,294
	238,787	296,491

TOTAL ASSETS	$310,198	$337,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$731,662	$652,973
Customer deposits	5,625	-
Note payable	50,000	50,000
Embedded derivative liability	683,000	-
Warrant liability	1,070,161	1,802,375

TOTAL CURRENT LIABILITIES	2,540,448	2,505,348

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 397,778 shares issued and outstanding
as of September 30, 2016 and 75,000,000 shares authorized; 441,938 issued and outstanding as of December 31, 2015	398	442

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.97 shares issued and outstanding
as of September 30, 2016 and 1 share issued and outstanding as of December 31, 2015	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 2,037,500 shares issued and outstanding
as of September 30, 2016 and 0 shares issued and outstanding as of December 31, 2015	2,038	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 8,357,544 and 6,327,570 shares issued, 8,007,004 and 5,977,030
shares outstanding at September 30, 2016 and December 31, 2015	8,007	5,977

Additional paid in capital	40,028,352	39,779,414

Treasury stock, at cost (350,540 shares at September 30, 2016 and December 31, 2015)	(113,389)	(113,389)

Deferred compensation	(461,517)	(1,842,334)

Accumulated deficit	(41,694,139)	(39,998,290)

STOCKHOLDERS' DEFICIT	(2,230,250)	(2,168,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$310,198	$337,168

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

NET REVENUES
Sales	$-	$138,475	11,705	$200,600
Royalties	-	4,167	-	16,667

TOTAL NET REVENUE	-	142,642	11,705	217,267

COST OF SALES	-	28,689	5,910	64,768

GROSS PROFIT	-	113,953	5,795	152,499

OPERATING EXPENSES
General and administrative	107,340	215,787	357,723	379,817
Legal and accounting	71,005	170,506	303,932	398,941
Payroll expenses	257,712	747,333	1,569,372	1,037,472
Research and development	-	58,415	211,881	2,194,801
Sales and marketing	15,177	37,189	226,951	60,316
Total operating expenses	451,234	1,229,230	2,669,859	4,071,347

LOSS BEFORE OTHER INCOME	(451,234)	(1,115,277)	(2,664,064)	(3,918,848)

OTHER INCOME (EXPENSE)
Interest expense	(1,000)	(4,284)	(3,000)	(59,438)
Gain on extinguishment of debt	-	(19,395)	-	332,523
Change in fair value of warrants	(820,667)	1,355,293	2,499,790	2,642,138
Change in fair value of embedded derivative liability	(500,000)	-	239,000	-
Fair value of warrants in excess of consideration for convertible preferred stock	-	-	(1,767,575)	-
	(1,321,667)	1,331,614	968,215	2,915,223

NET INCOME (LOSS)	$(1,772,901)	$216,337	$(1,695,849)	$(1,003,625)

INCOME (LOSS) PER SHARE
BASIC	$(0.24)	$0.04	$(0.26)	$(0.22)
DILUTED	$(0.24)	$0.03	$(0.26)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	7,420,112	5,859,187	6,415,649	4,474,383
DILUTED	7,420,112	7,462,128	6,415,649	4,474,383

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2016

	Series A		Series B		Series C
	Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance at December 31, 2015 (Audited)	441,938	$442	1.00	$-			5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

Conversion of Series A Convertible Preferred Stock	(44,160)	(44)	-	-	-	-	883,200	883	(839)	-	-	-	-
Effect of Series A Convertible Preferred Stock on
embedded derivative liability	-	-	-	-	-	-	-	-	313,000	-	-	-	313,000
Conversion of Series B Convertible Preferred Stock	-	-	(0.03)	-	-	-	291,780	292	(292)	-	-	-	-
Sale of Series C Convertible Preferred Stock	-	-	-	-	3,087,500	3,088	-	-	1,231,912	-	-	-	1,235,000
Stock issuance costs	-	-	-	-	-	-	-	-	(17,500)	-	-	-	(17,500)
Conversion of Series C Convertible Preferred Stock	-	-	-	-	(1,050,000)	(1,050)	1,050,000	1,050	-	-	-	-	-
Deemed dividend distribution	-	-	-	-	-	-	-	-	(1,235,000)	-	-	-	(1,235,000)
Issuance of stock for services	-	-	-	-	-	-	32,983	33	20,742	-	-	-	20,775
Issuance of restricted stock for services	-	-	-	-	-	-	40,000	40	960	-	89,000	-	90,000
Forfeiture of restricted stock units	-	-	-	-	-	-	(267,989)	(268)	(917,732)	-	637,500	-	(280,500)
Fair value of stock options and warrants	-	-	-	-	-	-	-	-	944,062	-	-	-	944,062
Decrease in fair value of restricted stock units	-	-	-	-	-	-	-	-	(90,375)	-	90,375	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	563,942	-	563,942
Net income	-	-	-	-	-	-	-	-	-	-	-	(1,695,849)	(1,695,849)

Balance at September 30, 2016 (Unaudited)	397,778	$398	0.97	$-	2,037,500	$2,038	8,007,004	$8,007	$40,028,352	$(113,389)	$(461,517)	$(41,694,139)	$(2,230,250)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,695,849)	$(1,003,625)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on conversion of debt	-	(332,523)
Fair value of options issued in exchange for services	944,062	400,721
Fair value of restricted stock issued in exchange for services	90,000	-
Common stock issued for services	20,775	-
Accretion of discount on notes payable	-	10,447
Change in fair value of warrant liability	(732,214)	(2,642,138)
Change in fair value of embedded derivative liability	(239,000)	-
Amortization and depreciation	22,852	64,629
Reversal of expense from forfeiture of restricted common stock	(280,500)	-
Amortization of deferred compensation	563,942	202,908
(Increase) decrease in assets
Accounts receivable	-	(69,237)
Inventory	(30,692)	(1,221)
Prepaid expenses	-	10,033
Increase (decrease) in liabilities
Accounts payable and accrued expenses	115,886	2,155,173
Customer deposits	5,625	-
Deferred revenue	-	(16,667)

Net cash used in operating activities	(1,215,113)	(1,221,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,432)
Purchase of patents	-	(100)

Net cash used in investing activities	-	(2,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	159,542
Repayment of notes payable	-	(50,000)
Proceeds from sale of Series A Convertible Preferred Stock	-	1,278,501
Proceeds from sale of Series C Convertible Preferred Stock	1,235,000	-
Stock issuance costs	(17,500)	-
Proceeds from sale of common stock	-	50,000

Net cash provided by financing activities	1,217,500	1,438,043

NET INCREASE IN CASH AND
CASH EQUIVALENTS	2,387	214,011

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,152	63,956

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,539	$277,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$6,646

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of stock issued for conversion of notes payable and accrued interest	$-	$731,426

Cashless exercise of warrants	$-	$2

Series A Convertible Preferred Stock converted to common stock	$883	$633,333

Issuance of Series A Convertible Preferred Stock for deferred compensation	$-	$35,000

Issuance of Series A Convertible Preferred Stock for stockholder notes payable and accrued interest	$-	$136,813

Issuance of Series B Convertible Preferred Stock for accrued expenses	$-	$6,500,000

Conversion of warrants associated with notes payable	$-	$1,867,417

Conversion of warrants to common stock	$-	$37,000

Conversion of accounts payable and accrued expenses into common stock	$-	$99,447

Common stock issued for deferred compensation	$-	$2,131,650

Series B Convertible Preferred Stock converted to common stock	$292	$-

Series C Convertible Preferred Stock converted to common stock	$1,050	$-

Security deposit offset against accounts payable	$37,197	$-

Forgiveness of stockholder compensation	$-	$175,287

Accretion of discount on preferred stock as deemed dividend distribution	$1,235,000	$-

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$90,375	$-

Forfeited restricted common stock	$918,000	$-

Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$313,000	$-

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

On November 15, 2016, the Company issued 259,435 shares of 0% Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $103,774. In connection with the sale of the Series D Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 1,037,740 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series D Preferred Stock is convertible into one share of common stock. The Series D Preferred Stock provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series D Preferred Stock.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2016 and 2015.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2016, and there was no accrual for uncertain tax positions as of September 30, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2016 and 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

In addition, the embedded derivative liability must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  Series C shareholders converted 1,050,000 shares into 1,050,000 common shares during the second quarter of 2016.  As a result, the embedded derivative liability associated with those shares was adjusted to the fair value ($313,000) and the associated liability was eliminated against additional paid in capital.  As of September 30, 2016, the fair value of the embedded derivative liability was $683,000.  For the three and nine months ended September 30, 2016, the Company realized income (expense) of $(500,000) and $239,000 relative to the embedded derivative liability.

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

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2016 and December 2015, the fair value of the warrant liability was $70,746 and $1,020,632, respectively.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2016 and December 31, 2015, the fair value of the warrants was $58,986 and $626,317.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of Common Stock as consideration for technology received from VFM under the VFM Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the VFM Patent and Technology Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2016, and December 31, 2015, the fair value of the warrant liability was $15,779 and $147,524, respectively.

Warrants to purchase 3,529 shares of Common Stock associated with the notes payable incurred on August 5, 2014, were revalued and at September 30, 2016 and December 31, 2015, the fair value of those warrants was $892 and $7,902.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2016, the fair value of the warrant liability was $923,758.

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

Series A Convertible Preferred Stock

On March 10, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

On June 1, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

On August 23, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$683,000	$683,000
Derivative liability related to fair value of warrants	-	-	1,070,161	1,070,161

Total	$-	$-	$1,753,161	$1,753,161

		Total
Balance at January 1, 2016		$1,802,375
Series C embedded derivative fair value, February, 2016		1,235,000
Effect of conversion of Series C Preferred Stock on embedded derivative liability		(313,000)
Series C warrant liability fair value, February, 2016		1,767,576
Change in fair value of derivative liabilities		(2,738,790)

Balance at September 30, 2016		$1,753,161

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2016.

As of September 30, 2016, the beneficial conversion feature of Series C was treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  Because the fair value of the warrants issued in conjunction with Series C was in excess of the proceeds of Series C, the effective conversion price of the Series C is $0.   The Series C shares are convertible into shares of the Company’s Common Stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing trade price of Common Stock	$0.34
Effective Series A Preferred Stock Conversion price	-
Intrinsic value of conversion option per share	$0.34

As of September 30, 2016, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model and the following assumptions:

September 30, 2016
Annual Dividend Yield	0.0%
Expected Life (Years)	1.3 - 2.8
Risk-Free Interest Rate	0.59% - 0.88%
Expected Volatility	204.9% - 244.7%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

A restricted stock unit (“RSU”) is an award of common shares that is subject to certain restrictions during a specified period. RSU awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest over a period of one year. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period, during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.  RSU’s issued to consultants are revalued every quarter until the end of the term of the agreement.

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

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares were to be issued on January 1, 2016 and 20,000 shares were to be issued on April 1, 2016. The RSUs were originally valued at $195,000.  The Company issued the remaining 40,000 shares in April 2016 and expensed $0 and $124,750 for the three and nine months ended September 30, 2016 relative to these RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs originally valued at $165,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which began vesting on August 1, 2015.  The agreement was terminated on April 29, 2016.  The Company expensed $0 and $18,563 for the three and nine months ended September 30, 2016 relative to these RSUs. Further the individual was to receive a 2% to 5% commission on company sales while this agreement is in effect; however no commissions were earned during April 2016 or the three months ended March 31, 2016.  In addition, the remaining value of the RSUs included in deferred compensation in the amount of $2,750 was reclassified to additional paid in capital as a result of the termination of the agreement.

For the three and nine months ended September 30, 2016 the Company expensed $64,021 and $563,942 and for the three and nine months ended September 30, 2015, the Company expensed $196,710 and $202,908 related to the RSUs.

On February 8, 2016, the Company issued 23,500 shares of Common Stock to a consultant for assistance in raising capital.  The shares were valued at $15,275 based on the closing stock price of the Company’s stock price on February 8, 2016 of $0.65 per share.  The value of the shares was expensed immediately.

On May 24, 2016, the Company issued 9,483 shares of Common Stock to a consultant as a finder’s fee for an employee.  The shares were value at $5,500 based on the closing stock price of the Company’s common stock on March 11, 2016 per the agreement.  The value of the shares was expensed immediately.

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

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.”  There were no outstanding equity-based payments to non-employees as of September 30, 2016.

NOTE 9 – STOCK OPTIONS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a stock option plan. In 2000, the Board superseded that plan and created a new stock option plan, pursuant to which the Board was authorized to grant options to purchase up to 1.5 million shares of Common Stock (the “2000 Plan”). On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 Plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of Common Stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2016, options to purchase 282,353 shares of Common Stock have been issued and are unexercised, and 4,083,808 shares are available for grants under the 2003 Plan.

During 2013, the Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which serves as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of Common Stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of September 30, 2016, under the 2013 Plan grants of restricted stock and options to purchase 760,000 shares of Common Stock have been issued and are unvested or unexercised, and 19,240,000 shares of Common Stock remain available for grants under the 2013 Plan.

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

For the three and nine months ended September 30, 2016 the Company expensed $131,127 and $894,177 and for the three and nine months ended September 30, 2015, the Company expensed $314,960 and $349,055 with respect to the options.

The following table summarizes the activities for our stock options for the nine months ended September 30, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2015	2,157,353	$1.80	5.0

Expired/Cancelled	(525,000)	$0.77
Granted	300,000	$0.55	5.0

Balance September 30, 2016	1,932,353	$1.88	4.3	$-

Exercisable at September 30, 2016	1,074,019	$2.08	4.8	$-

Exercisable at September 30, 2016 and expected to
vest thereafter	1,932,353	$1.88	4.3	$-

(1)	– the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.34 for our common stock on September 30, 2016.

As of September 30, 2016 there was $907,494 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.8 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at September 30, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our warrants for the nine months ended September 30, 2016:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	1,414,893	$9.67	4.8

Expired	(2,941)	$0.85
Granted	3,187,500	$0.39

Balance September 30, 2016	4,599,452	$3.24	2.9	$33

Exercisable at September 30, 2016	4,599,452	$3.24	2.9	$33

(1)	– the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.34 for our common stock on September 30, 2016.

All warrants were vested on the date of grant.

For the three and nine months ended September 30, 2016, the Company expensed $49,885 relative to the warrants in addition to previous income or expense related to the warrant liability and for the three and nine months ended September 30, 2015, the Company expensed $0 relative to the warrants in addition to previous income or expense related to the warrant liability.

NOTE 10 – OPERATING LEASES

For the three and nine months ended September 30, 2016, total rent expense under leases amounted to $0 and $11,835.  For the three and nine months ended September 30, 2015, total rent expense under leases amounted to $23,463 and $55,474. As of September 30, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

 NOTE 11 – RELATED PARTIES

As of September 30, 2016, the Company owed the current CEO $6,250 for services rendered, the CFO $19,400 for services rendered and the former CEO $56,667 under his severance package.  All of these amounts are included in accounts payable.

NOTE 12 – SUBSEQUENT EVENTS

On October 6, 2016, 0.0451 shares of Preferred Series B were converted into 383,203 shares of the Company’s common stock.

On October 14, 2016, 125,000 shares of Preferred Series C were converted into 125,000 shares of the Company’s common stock.

On November 15, 2016, the Company issued 259,435 shares of 0% Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $103,774. In connection with the sale of the Series D Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 1,037,740 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series D Preferred Stock is convertible into one share of common stock. The Series D Preferred Stock provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series D Preferred Stock.

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

On May 31, 2016, Ben Burrell resigned as Chief Operating Officer.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended September 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2016 and 2015, we generated revenues of $0 and $142,642.  For the three months ended September 30, 2016 and 2015, we had a net income (loss) of $(1,772,901) and $216,337.

General and Administrative Expenses

General and administrative expenses decreased $108,447 to $107,340 for the three months ended September 30, 2016 from $215,787 for the three months ended September 30, 2015. The decrease resulted from approximate decreases in bad debt expenses of $62,000, depreciation of $17,000, employee related expenses of $14,000, rent expense $23,000, SEC filing fees of $54,000, website expenses of $24,000 and other expenses of $11,000, offset by an approximate increase in consulting expense of $74,000, and insurance expense of $23,000.

Legal and Accounting

Legal and accounting fees decreased $99,501 to $71,005 for the three months ended September 30, 2016 from $170,506 for the three months ended September 30, 2015. The decrease in legal and accounting fees between the periods was primarily a result of the costs associated costs associated with the beginning a Registration Statement on Form S-1 in the third quarter of 2015.

Payroll Expenses

Payroll expenses were $257,712 for the three months ended September 30, 2016, a decrease of $489,621 from $747,333 for the three months ended September 30, 2015. The decrease is primarily the result of option expenses and restricted stock related to officers that were issued between June and August of 2015.

Research and Development

Research and development expenses were $0 and $58,415 for the three months ended September 30, 2016 and 2015, a decrease of $58,415.  The decrease is a result of cost containment procedures and research and development programs being suspended.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016 were $15,177 as compared to $37,189 for the three months ended September 30, 2015, a decrease of $22,012. The decrease relates to decreases in option issuances, commissions and travel expenses.

Interest Expense

During the three months ended September 30, 2016, the Company incurred interest expense of $1,000 as compared to $4,284 for the three months ended September 30, 2015, a decrease of $3,284. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the Company’s restructuring transaction in June 2015.

Gain (Loss) on Extinguishment of Debt

During the three months ended September 30, 2016 and 2015, the Company incurred a loss of $0 and $19,395. The loss related to conversion of notes payable and accrued interest.

Change in Fair Value of Warrants

During the three months ended September 30, 2016, the Company reported an unrealized loss on the market value of warrants of $820,667 as compared to a gain of 1,355,293 for the three months ended September 30, 2015, a decrease in the gain of $2,175,960. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM. The value of these warrants has decreased during the three months ended September 30, 2016 as a result of the value of the Company’s common stock decreasing relative to the 2012 and 2013 issuances, but offset by the issuance of the February 2016 issuances.

Change in Fair Value of Embedded Derivative Liability

During the three months ended September 30, 2016, the Company reported an unrealized loss of $500,000 for the change in the fair value of the embedded derivative liability as compared to a gain of $0 for the three months ended September 30, 2015.  This change is related to a decrease in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM.  The increase in the embedded derivative liability is due to the increase in the trading price of the Company’s Common Stock.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following discussion analyzes our results of operations for the nine months ended September 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2016 and 2015, we generated revenues of $11,705 and $200,600.  For the nine months ended September 30, 2016 and 2015, we had a net loss of $1,695,849 and $1,003,625.

General and Administrative Expenses

General and administrative expenses decreased $22,094 to $357,723 for the nine months endedSeptember 30, 2016 from $379,817 for the nine months ended September 30, 2015. The decrease resulted primarily from approximate decreases in bad debt expense of $62,000, depreciation and amortization of $42,000, SEC filing fees of $49,000, rent expense of $44,000, and website expense of $40,000, offset by increases in consulting related expenses of $155,000, insurance of $23,000, recruitment fees of $17,000, transfer agent fees of 12,000 and other expenses of $8,000.

Legal and Accounting

Legal and accounting fees decreased $95,009 to $303,932 for the nine months ended September 30, 2016 from $398,941 for the nine months ended June 30, 2015. The legal and accounting fees were reduced as a result of the Company beginning the preparation of a registration statement in the third quarter of 2015 that did not occur in the third quarter of 2016.

Payroll Expenses

Payroll expenses were $1,569,372 for the nine months ended September 30, 2016, an increase of $531,900 from $1,037,472 for the nine months ended September 30, 2015. The increase is the result of option expenses and restricted stock units related to officers that were issued between June and August of 2015, as well as the hiring of the Chief Operating Officer and Chief Technology Officer in June 2015.

Research and Development

Research and development expenses were $211,881 and $2,194,801 for the nine months endedSeptember 30, 2016 and 2015, a decrease of $1,982,920.  The decrease is a result of the additional licensing fees as part of the restructuring transaction in June 2015 that was not replicated in the second quarter of 2016.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2016 were $226,951 as compared to $60,316 for the nine months ended September 30, 2015, an increase of $166,635. The Company hired a salesperson in the second quarter of 2016, issued options to the salesperson and had increased travel expenditures relative to the new collaboration with HP Indigo.

Interest Expense

During the nine months ended September 30, 2016, the Company incurred interest expense of $3,000 as compared to $59,438 for the nine months ended September 30, 2015, a decrease of $56,438. The decrease in interest expense was a result of the conversion of debt to stock pursuant to the Company’s restructuring transaction in June 2015.

Gain (Loss) on Extinguishment of Debt

During the nine months ended September 30, 2016 and 2015, the Company incurred a gain on extinguishment of debt of $0 and $332,523. These resulted from the restructuring of debt in during the nine months ended September 30, 2015.

Change in Fair Value of Warrants

During the nine months ended September 30, 2016, the Company reported an unrealized gain on the market value of warrants of $2,499,790 as compared to $2,642,138 for the nine months ended September 30, 2015, a decrease of $142,348. The change primarily resulted from the valuation of warrants associated with an Investment Agreement entered into on December 31, 2012 with VFM and a Subscription Agreement entered into on January 31, 2013 with VFM. The values of these warrants have decreased during the nine months ended September 30, 2016 because the trading price of our Common Stock has decreased from the price at the beginning of the year. This decrease was offset by an increase in the value of the warrants issued in February 2016 pursuant to the Series C issuance.

Change in Fair Value of Embedded Derivative Liability

During the nine months ended September 30, 2016, the Company reported an unrealized gain of $239,000 for the change in the fair value of the embedded derivative liability as compared to a gain of $0 for the nine months ended September 30, 2015.  This change is related to a decrease in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock (the “Series C Preferred”) issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013.  The decrease in the embedded derivative liability is due to the loss created by the conversion of Series C preferred stock offset by the increase in the trading price of the Company’s Common Stock.

Fair value of warrants in excess of consideration for convertible preferred stock

In February 2016, upon the issuance of the Series C, the associated warrants were valued and that value exceeded the amount that was received by Company for the Series C in the amount of $1,767,575, fair value.  This value exceeded the amount of proceeds allocated to the Series C by $1,767,575 and was expensed immediately.

Liquidity and Capital Resources

As of November 21, 2016, we had cash on hand of approximately $16,000.

Net cash used in operating activities decreased $6,387 to $1,215,113 for the nine months ended September 30, 2016 as compared to $1,221,500 for the nine months ended September 30, 2015.  The increase resulted primarily from a increases in net loss from operations, amortization of deferred compensation and fair value of options offset by changes in the warrant and embedded derivative liability values and reversal of expenses from restricted stock forfeitures.

Net cash used in investing activities was $0 for the nine months ended September 30, 2016, compared to $2,532 for the nine months ended September 30, 2015.

Net cash provided by financing activities decreased by $220,543 to $1,217,500 for the nine months ended September 30, 2016 from $1,438,043 for the nine months ended September 30, 2015.  Cash provided by financing activities during the nine months ended June 30, 2016, consisted of our Series C offering which raised $1,217,500 net of stock issuance costs of $17,500, in February 2016 as opposed to the restructuring transaction in 2015 that raised $1,438,043.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 15, 2016, the Company issued 259,435 shares of 0% Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) at a purchase price of $0.40 per share with gross proceeds to the Company of $103,774. In connection with the sale of the Series D Preferred Stock, the Company issued to the purchasers warrants to purchase in the aggregate 1,037,740 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series D Preferred Stock is convertible into one share of common stock. The Series D Preferred Stock provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series D Preferred Stock.

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
Scott McPherson
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)
Date: November 21, 2016