Form 10-K
period 2016-12-31
VerifyMe, Inc.
filed 2017-04-12
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

409 Boot Road
Downingtown, PA  19335
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $302,596 as of June 30, 2016 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 8,990,696 shares of common stock outstanding as of the close of business on March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

VERIFYME, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2016

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance, including our ability to obtain additional financing and our ability to achieve full functionally in our digital technology products. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, and included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1. BUSINESS.

Overview

 VerifyMe, Inc. (the “Company,” “VerifyMe,” “we,” “us,” or “our”) is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identities in digital transactions. We have the ability to deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

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

Our digital technologies involve the utilization of multiple authentication mechanisms, some of which we own.  These mechanisms include biometric factors, knowledge factors, possession factors and location factors.   Biometric factors include facial recognition with liveness detection, finger print and voice recognition.  Knowledge factors include a personal gesture swipe and a safe and panic color choice.  Possession factor includes devices that the user has in their possession such as a smartphone, smart watch, and other wearable computing devices.  The location factor geo-locates the user during a secure login.  We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism.  We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, fragrances,  pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We can generate sales through licenses of our technology and through direct sales of our technology.

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

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into websites, physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. Counterfeiting is a global problem, and it is a problem that appears to be increasing. According to the International Anti-counterfeiting Coalition (“IACC”) the number of Intellectual Property Rights (“IPR”) – related seizures in 2014 were 23,140.  Direct and indirect U.S. jobs supported by Intellectual Property (“IP”) – intensive industries in 2013 was 55.7 million.  The total value of IPR-infringing goods seized, originating from China in 2014 (including Hong Kong) was $1.08 billion.  The total value of IPR-related seizures based on the Manufacturers’ Suggested Retail Price (“MSRP”) in 2014 was $1.22 billion.  The projected value of global trade in counterfeit and pirated goods in 2015 was $1.77 trillion.  On April 18, 2016, the Organisation for Economic Co-operation and Development reported that imports of counterfeit and pirated goods were worth nearly half a trillion dollars per year, or around 2.5% of global imports, with the US, Italian and French brands hit the hardest.  This report was based on customs seizure data over the period 2011 to 2013.

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

The global anti-counterfeit packaging market is estimated at $107.26 Billion in 2016 and is projected to reach $206.57 Billion by 2021, at a compound annual growth rate of 14.0%. The base year considered for the study is 2015 with the market size projected from 2016 to 2021 based on a report by marketsandmarkets.com.

Based on Technology, the market has been segmented as follows:

•	Coding & printing technology
•	RFID
•	Hologram
•	Security labels
•	Packaging design
•	Others (digital mass sterilization, digital mass encryption, and surveillance technologies)

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

The anticounterfeit packaging industry is segmented into the following:

•	Coding & printing technology
•	Radio Frequency Identification (“RFID”)
•	Hologram
•	Security labels
•	Packaging design
•	Others (digital mass sterilization, digital mass encryption, and surveillance technologies)

We operate in the coding & printing technology, RFID and security labels segments in the anticounterfeit packaging industry.

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

The Organization for Economic Cooperation and Development based on its recently published study in 2016, estimates that global trade related counterfeiting accounts for 2.5% of world trade or approximately $461 billion. They also conclude that millions of consumers are risking their lives by using unsafe and ineffective counterfeit products unknowingly.

Identification Cards and Secure Documents

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. For instance, Havocscope, a company that collects black market intelligence and identifies security threats, reports that the value of counterfeit identification and passports in the United States is approximately $100 million. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. To highlight the size of the problem, in April 2012 the European Parliament estimated that of the 6.5 million biometric passports in circulation in France, between 500,000 and one million are ‘false,’ having been obtained using counterfeit documents. Our overt and covert ink pigment platform can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our pigment solution cans be used for all types of identification and official documents, such as:

•	passports;
•	permanent resident, or “green” cards and visas;
•	drivers’ licenses;
•	Social Security cards;
•	military identification cards;
•	national transportation cards;
•	security cards for access to sensitive physical locations; and
•	other important identity cards, official documents and security-related cards.

The Company has a strategic partnership with AB Corp. based in Boston, Massachusetts, which is the largest manufacturer of plastic cards in North America.  All of our revenue in 2016 was derived from AB Corp.

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

Authentication tools have been developed which we can sell to customers in conjunction with pigments and are tuned to authenticate the unique frequency of each batch. This will allow for customers to instantly authenticate items with a customized beeper which will only positively identify a product bearing their unique anti-counterfeit solution. This authentication is provided in the form of an LED indicator and audible ‘beep’.

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

When we have sufficient working capital, we will devote resources to resolving certain functionality issues, which presently affect our Authenticator technology.

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

The global multifactor authentication (“MFA”) market was valued at $3.6 billion in 2014 and is predicted to reach more than $9.6 billion by 2020 as three-, four- and five-factor authentication systems gain prominence. Part of this growth can be attributed to the rise of biometric security services, such as fingerprint, retina and facial scanning. A recent report found that all authentication methods using more than two factors included some form of biometric scanning.

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

The VerifyMe Authenticator technology requires additional research and development efforts to produce the full array of features described above.  We do not presently have sufficient working capital to resolve certain functionality issues affecting this technology.

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

Our Intellectual Property

Intellectual property is important to our business. Our current patent portfolio consists of nineteen granted patents and six applications pending. While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our patents begin to expire between the years 2019 and 2031.

We continue to develop new anti-counterfeiting technologies and to apply for patent protection for these technologies wherever possible.  When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited.

The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and can be successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that if filed, such a challenge will not be successful.

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

Research and Development

We have been involved in research and development since our inception and intend to continue our research and development activities, funds permitting. Until January 1, 2013, our research and development focused on pigment technologies. Since January 1, 2013, we have allocated research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications. We spent approximately $0.3 million and $2.4 million on research and development during the years ended December 31, 2016 and 2015.

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

Sales and Marketing Strategy

We plan to direct our sales and marketing strategy at multiple target groups as follows:

Consumer Product Security	•Pharmaceuticals •Luxury goods •Tobacco •Alcohol •Auto parts •Aviation parts •Any other packaging requirements

Documents of Value	•Currency •Stock certificates and bonds •Event tickets •Lottery tickets

Homeland Security	•Passports •ID cards •Driver’s licenses •Visas •Container seals •Pallet security

Gaming	•Online gaming sites •Casino chips •Dice •Playing cards •E-proms/critical memory devices •Lottery tickets

Product Diversion Tracking	•Pharmaceuticals •Apparel/licensed merchandise •Cosmetics and fragrances •Watches and jewelry

Financial Services and Products	•Consumer login credentials •Online transaction approval •Credit cards •Bank checks •Financial documents/promissory notes

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

Major Customers/Vendors
During the years ended December 31, 2016 and 2015, one and three customers accounted for 100.0% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2016 and 2015, we purchased 100.0% of our pigment from one vendor.

Facilities
Our principal offices are located at 409 Boot Road, Downingtown, PA  19335.

We believe that our office is suitable and adequate for our current needs but we do anticipate seeking more permanent office.

Employees

As of March 31, 2017, we had one full time employee.

ITEM 1A. RISK FACTORS.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in our Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Lack of working capital has severely curtailed our operations, and if we cannot complete a financing in the near future, we will be required to cease operations.

Due to lack of working capital, we have reduced our personnel to a single employee and our two executive officers, who serve as consultants, and we are marketing SecureLightTM and Rainbow SecureTM, which are the only products we currently have in inventory and available for sale. We incurred a net loss of $1.6 million during the year ended December 31, 2016. As of April 12, 2017, we expect that we can manage our accounts payable and sustain our scaled operations until April 30, 2017. Because small companies like ours generally face more obstacles in obtaining financing, we cannot assure you that we will be successful in raising additional capital if needed.  Aditionally, if we complete a financing it will be very dilutive to shareholders. Further, even if we do raise all or substantially all of the capital we are seeking, it is likely we will need to implement another financing in the future.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we will have to continue to restrict our expenditures. Working capital limitations have impinged on our day-to-day operations, which contribute to continued operating losses.

If we are unable to reach an agreement with certain holders of our securities, any future financing may be very dilutive.

Holders of our preferred stock and certain warrants issued in February 2016 and November 2016 contain anti-dilution provisions that would apply in the event of any lower-priced financing and which would entitle the holders to additional warrants and additional shares of stock upon conversion of the preferred stock. Although we have an oral agreement with the November investors, we must reach a solution with the February investors that would permit a lower-priced financing with less extensive dilution. However, we cannot assure you that we will be successful in reaching an agreement. If we cannot do so, we cannot remain operational.

Because our management team has experienced turnover in recent periods, it may be difficult to evaluate our existing future prospects and the risk of success or failure of our business.

We have had numerous changes to our board of directors and executive officer roles in recent years. To provide stability and guidance, our founder, Norman Gardner, recently returned to the company and became Chairman and CEO. As a result of the turnover, it may be more difficult to project whether we will be successful in growing our business even if we are able to raise capital.

If we cannot expand our operations, or if we cannot manage our growth effectively, we may not become profitable.

As discussed above, due to limited operating capital, we are presently operating on a minimal scale, and we require immediate financing to expand our operations in order to generate revenue. However, businesses which grow rapidly often have difficulty managing their growth. If we successfully obtain financing, we intend to grow rapidly and we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Our competitors in the anti-counterfeiting industry have much greater financial resources than we do and more functional technology offerings than we currently have. Therefore, we may not be able to successfully compete with them.

The market for protection from counterfeiting, diversion, theft and forgery is a mature 25-year-old industry dominated by a number of large, well-established companies, as described under “Competition,” above. To compete effectively, we will need to expend significant resources in technology and marketing. Each of our competitors has substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services effectively, if at all. Further, as described below, our primary digital technology is not currently fully functional. If we cannot bring this product to functionality, we may not be able to compete in the key digital sector, which will harm our operating results.

If we are unable to hire an experienced sales team, or they are unsuccessful, we may not be able to generally material revenue.

Presently our sales personnel consists of one employee.  Our potential customers are large companies which do not impulsively enter into large contracts.  Accordingly, a portion of the proceeds we may receive will be used to hire more sales persons and support the sales effort.  If we are unable to retain the right sales persons or they are unsuccessful, we may be unable to generate material revenue.

In order to market our digital technology, we need to resolve certain functionality issues but we do not presently have resources to engage in research and development activities.

Our VerifyMe Authenticator technology, described above, does not presently function as intended. Due to our lack of operating capital, we have been unable to invest in the research and development needed to bring this product to full functionality. Further, we cannot guarantee that even with sufficient financial resources we would be able to make this product fully functional, or that if functional, it would appeal to customers. If we cannot make the product function, or if it is not appealing to customers, we will not be able to compete in the digital technology sector, and our business may be unable to generate sufficient revenues to be profitable.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

We regard the protection of our trade secrets, copyrights, trademarks, domain names and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

As management deems appropriate, we will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States as we grow and launch our products. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. One of the key provisions of this law, changing the U.S. patent registry from a “first to invent” to a “first inventor to file” system, has only been effective since March 2013, and the effects of this change on small businesses like ours are not yet clear. It is remains possible that the Leahy-Smith Act and its implementation will increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could harm our business.

If we are required to sue third parties who we allege are violating our intellectual property rights, or if we are sued for violating a third party’s patents or other intellectual property rights, we may incur substantial expenses, and we could incur substantial damages, including amounts we cannot afford to pay.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Patent and intellectual property litigation is extremely expensive and beyond our ability to pay.  While third parties do, under certain circumstances, finance litigation for companies that file suit, we cannot assure you we could find a third party to finance any claim we choose to pursue.  Moreover, third parties do not finance companies that are sued.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and inactive entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new feature or product, stop offering certain features or products, pay royalties or significant settlement costs, purchase licenses or modify our products and features while we develop substitutes.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current products to our users, or require us to modify our products, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against companies like ours. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. In addition, our business could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. In particular, the success of our business will be driven by our ability to responsibly use the data that our users share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our users choose to share with us, or regarding the manner in which the express or implied consent of users for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our users voluntarily share with us.

Because we will process and store some of the personal information of our users, including credit card and other payment information, we are potentially vulnerable to security breaches resulting in the theft of confidential information, which would adversely affect our business.

Once we re-launch our digital technology operations, we will receive, store and process personal information and other user data, and we enable our users to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Compliance with these rules may be costly. Further, while we will take steps to protect our users’ confidential information from misuse and theft, we cannot guarantee that our electronic systems for storing and processing personal and credit card information will not be vulnerable to security breaches. Our own errors in the storage, use or transmission of personal information could also result in a breach of user privacy. If our users’ confidential information is stolen or inadvertently disseminated, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions or invasions of privacy. In addition, we could face in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may harm our reputation, discourage users and potential users, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we are, and will continue to be, dependent on certain third party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations.

The Company currently depends on a single vendor of pigment for the inks we sell, and we may continue to be dependent on a small number of third party suppliers in the future, including servicers relating to our electronic technology. We cannot be certain that any of these providers will be willing and able to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. If our potential vendors or service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and our operating results could be materially harmed.

Risks Relating to Our Common Stock

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks.  The “penny stock” designation may continue to have a depressive effect upon our common stock price.

If one of the beneficial owners of our warrants were to exercise his warrants, he would gain control of our company and might be able to exert control over us to the detriment of minority shareholders.

As detailed under Item 12, below, Mr. Laurence J. Blickman, through an affiliated trust and defined benefit plan, holds a number of warrants to purchase common stock which, if exercised, would make him the beneficial owner of over 42% of our outstanding common stock. These warrants are not presently in the money, and we are not aware of any intention by Mr. Blickman to exercise these warrants or exert control over our management. Further, Mr. Blickman has historically been very supportive of our Company. However, investors should be aware that Mr. Blickman, if he did choose to exercise his warrants, would be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock. For more information see Item 12, below.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because we cannot raise capital from conventional bank financing, shareholders will be diluted in the future as a result of the issuance of additional securities.

To meet our working capital needs, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets and their impact on small companies.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since these firms cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not paid dividends in the past and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located at 409 Boot Road, Downingtown, PA  19335.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “VRME”. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTCQB, Inc. Until recently, there was only sporadic and intermittent trading activity of our common stock. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$3.74	$0.85
Quarter ended June 30, 2015	$8.08	$0.54
Quarter ended September 30, 2015	$6.20	$1.31
Quarter ended December 31, 2015	$2.94	$0.50

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$2.5	$0.435
Quarter ended June 30, 2016	$0.75	$0.09
Quarter ended September 30, 2016	$0.44	$0.07
Quarter ended December 31, 2016	$0.39	$0.10

Common Stockholders

As of March 31, 2017, our shares of common stock were held by approximately 1,326 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Recent Sales of Unregistered Securities

On October 24, 2016, the Company issued to certain accredited investors 166,750 shares of 0% Series D Convertible Preferred Stock, par value $0.001 per share (“Series D”) at a purchase price of $0.40 per share with gross proceeds to the Company of $66,700. In connection with the sale of the Series D, the Company issued to the purchasers warrants to purchase in the aggregate 667,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series D is convertible into one share of common stock, subject to adjustment for lower priced issuances.

The foregoing issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 as transactions not involving a public offering.

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

Overview
VerifyMe is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. We can deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

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

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including from currency, passports, ID cards, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation as the crime of the twenty-first century, product counterfeiting accounts for an estimated 2.5% of global trade or $461 billion and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

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

 Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following discussion analyzes our results of operations for the years ended December 31, 2016 and 2015. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception. For the years ended December 31, 2016 and 2015, we generated revenues of $37,055 and $217,268. Our net loss was $1,646,255 for the year ended December 31, 2016, a decrease of $655,630 from a net loss of $2,301,885 for the year ended December 31, 2015, primarily as a result of cost conservation measures, which included reducing the number of employees and salary reductions.

Cost of Sales

For the years ended December 31, 2016 and 2015, we incurred proprietary technology costs of sales of $24,363 and $65,723. Cost of sales was lower for the year end December 31, 2016, since we had lower sales volumes.

General and Administrative Expenses

General and administrative expenses were $1,010,648 for the year ended December 31, 2016 compared to $449,483 for the year ended December 31, 2015, an increase of $561,165. The increase is attributable primarily to increased consulting expenses of approximately $762,000, including non-cash option and warrant expense of approximately $606,000, offset by approximate decreases in bad debt expense of $62,000, depreciation of $67,000, SEC filing fees of $32,000, rent expense of $43,000 and website expenses of $41,000.

Legal and Accounting

Legal and accounting fees decreased $44,769 to $414,032 for the year ended December 31, 2016 from $458,801 for the year ended December 31, 2015. The decrease in legal and accounting fees related to cost containment measures implemented in the last quarter of 2016.

Payroll Expenses

Payroll expenses decreased to $1,789,303 for the year ended December 31, 2016 from $1,875,488 for the year ended December 31, 2015, a decrease of $86,185. The majority of the decrease was the result of reduced sales and marketing payroll expenses during the year ended December 31, 2016.

Research and Development

Research and development expenses decreased $2,162,653 to $250,180 for the year ended December 31, 2016 from $2,412,833 for the year ended December 31, 2015. The decrease in research and development expenses was due to license fees related to the Patent and Technology License Agreement which were $2,000,000 in 2015 and did not reoccur in 2016.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2016 were $282,867 as compared to $197,430 for the year ended December 31, 2015, an increase of $85,437. The increase was related to deferred compensation costs for consultants hired at the end of 2015, for which the expense was incurred primarily in 2016.

Interest Expense

During the year ended December 31, 2016, we incurred interest expense of $12,871, as compared to $61,438 for the year ended December 31, 2015, a decrease of $48,567. The decrease in interest expense relates to the conversion of notes payable and accrued interest into common stock as part of the restructuring transaction in June 2015.

Gain (Loss) on Extinguishment of Debt

The gain from extinguishment of debt was $0 for the year ended December 31, 2016 and $332,523 for the year ended December 31, 2015. The gain on extinguishment of debt was a result of the excess fair value of the notes payable and accrued interest over the value of the common stock issued, and accrued interest thereon, that were part of the restructuring transaction in June 2015.

Change in Fair Value of Warrants

During the year ended December 31, 2016, the Company benefitted from the change in the fair value of warrants in the amount of $3,357,149 as compared to $2,669,520 for the year ended December 31, 2015. The change resulted from the re-valuation of warrants associated with the Investment Agreement entered into on December 31, 2012, the Subscription Agreement entered into on January 31, 2013, the notes payable issued during 2014 and warrants issued in February and October of 2016. The value of the warrant liability has decreased because the value of the Company’s stock has decreased during 2016.

Change in Fair Value Embedded Derivative Liability

During the year ended December 31, 2016, the Company benefitted from the change in fair value of the embedded derivative liability in the amount of $698,303 as compared to $0 for the year ended December 31, 2015. The decrease in the fair value of the embedded derivative liability was due to the decrease in the price of the Company’s common stock from the dates of the Subcription Agreements, February 2016 and October 2016, to December 31, 2016.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the year ended December 31, 2016, the Company issued warrants with convertible preferred stock. The fair value of the warrants were in excess of consideration for the convertible stock and resulted in a loss of $1,949,517. No such transaction occurred during the ended December 31, 2015.

Liquidity and Capital Resources

Net cash used in operating activities increased $1,344,708 to $1,344,708 for the year ended December 31, 2016 as compared to $1,495,315 for the year ended December 31, 2015.  The decrease resulted primarily from operational changes discussed previously.

Net cash used in investing activities was $0 for the year ended December 31, 2016, materially unchanged from $2,532 for the year ended December 31, 2015.

Net cash provided by financing activities increased by $74,843 to $1,363,200 for the year ended December 31, 2016 from $1,438,043 for the year ended December 31, 2015.  Cash provided by financing activities during the year ended December 31, 2016, consisted primarily of our Series C and Series D Preferred Stock offerings which raised $1,284,200  and bridge loans of $79,000.  Financings during the year ended December 31, 2015 related to our Series A Preferred Stock offering.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.

As of April 12, 2017 we had cash resources of approximately $11,000. Our existing cash resources are not sufficient to sustain our operations during the next twelve months, and we may need to raise additional funds in the future. To supply immediate working capital, we are seeking to raise a minimum of $600,000 and a maximum of $1.75 million from the sale of units of common stock and warrants. In order to do so, we must obtain concessions from the purchasers in our Series C Convertible Preferred Stock (the “Series C”) offering as well as the Series D investor and our lender must convert its outstanding notes into common stock. While we have oral agreements with the holders of our Series D and notes, we are uncertain if the Series C investors will agree to the concessions. If we are unsuccessful in obtaining the concessions and raising capital, we will cease operations.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2016. Management’s conclusion was based on a lack of segregation of duties resulting from staff reductions in accordance with cost containment measures. If we are able to obtain additional funding in the future, we intend to hire sufficient staff to enable an appropriate level of segregation of duties and to provide appropriate controls surrounding the financial reporting function.

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

Changes in Internal Control Over Financial Reporting

As of December 31, 2016, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Norman Gardner*	74	Chairman and Chief Executive Officer
Claudio R. Ballard**	58	Director
Lawrence G. Schafran	78	Director
Jonathan Weinberger	40	Director
Scott A. McPherson	55	Chief Financial Officer

*	Appointed Chairman effective December 10, 2016 and Chief Executive Officer effective January 31, 2017
**	Appointed as Director by VerifyMe, Inc. (a Texas Corporation)

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

NORMAN A. GARDNER

Mr. Gardner was appointed Chief Executive Officer on January 31, 2017.  He became Chairman of the Board on December 10, 2016 and has been a consultant to the Company since 2013. Mr. Gardner was the developer of our core technologies.

Mr. Gardner’s experience leading the Company in the past and his familiarity with the Company’s technology strengthens the Board’s collective qualifications, skills and experience.

CLAUDIO R. BALLARD

Claudio R. Ballard has served as a director on our board of directors since March 30, 2013. He currently serves as the Chairman, Founder and one of the Managing Members of VEEDIMS, where he has served since April 2011.

Mr. Ballard’s knowledge of the digital technology strengthens the Board’s collective qualifications, skills and experience.

LAWRENCE G. SCHAFRAN

Lawrence G. Schafran has served as a director on our board of directors since September 30, 2015. Since 2006, Mr. Schafran has served as a director, chairman of the audit committee and member of the compensation committee of Wright Investors’ Service Holdings, Inc., a provider of investment and financial services. Mr. Schafran was previously a director, audit committee chairman and member of the compensation committee of SecureAlert, Inc., now Track Group, Inc. a manufacturer and distributor of tracking systems, from 2006 to 2013.

Mr. Schafran’s experience in finance and with public company boards strengthens the Board’s collective qualifications, skills and experience.

JONATHAN WEINBERGER

Jonathan R. Weinberger has served as a director on our board of directors since November 21, 2012. He has been Vice President of Innovation and Technology at the Alliance of Automobile Manufacturers, based in Washington D.C. since September 2015.  The Alliance is the leading advocacy group for the auto industry and represents 77% of all car and light truck sales in the United States. He previously served as President and Executive Vice President Veedims, LLC, based in Fort Lauderdale, Florida from 2012 to 2015. He also acted as a senior advisor to the owners of the private holding company that owns Veedims.  He held a variety of important jobs in the White House with his most recent position from 2008 – 2012 being Executive Secretary and Associate General Counsel in the office of the United States Trade Representative.

As a result of these and other professional experiences, Mr. Weinberger possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience.

SCOTT MCPHERSON

Scott McPherson has served as our Chief Financial Officer (“CFO”) of VerifyMe, Inc. since December 1, 2014. Mr. McPherson previously served as our Chief Financial Officer from December 2012 to October 2013. Mr. McPherson is currently the CFO of Virtual Piggy, Inc. Mr. McPherson also served as CFO of Cannlabs from April 2014 to June 2015. He also served as Chief Executive Officer of Cannlabs from April 2015 to June 2015.  Prior to his tenure with us, from August 2012 through November 2012, Mr. McPherson served as the CFO of Virtual Piggy, Inc., from August 2012 through November 2012.  In January 2005, Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting and tax services for numerous clients in various industries. The firm also performs in addition to providing litigation support services, primarily involving for clients involved in class action lawsuits and other lawsuits involving accounting malpractice or manipulation.

Composition of our Board of Directors

Our board of directors currently consists of four members, three of whom are non-employee directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

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
Audit Committee. Our audit committee is comprised of Lawrence Schafran, Jonathan Weinberger, and Claudio Ballard.  Mr. Schafran is the chairperson of the committee. Our board of directors has determined that Mr. Schafran is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and satisfies the financial sophistication requirements of applicable NASDAQ rules.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that will apply to all of our employees, officers and directors, including those officers responsible for financial reporting.  The code of business conduct and ethics is available on our website at http://www.verifyme.com.  We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Board Leadership Structure and Board’s Role in Risk Oversight

Our amended and restated by-laws and corporate governance guidelines do not require that our chairman and chief executive officer positions be separate.  Our board of directors believes that having a single person in both positions is the appropriate leadership structure for us at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2016, except for the late filings or failures to file by Norman Gardner, Scott McPherson, Ben Burrell, Sandy Fliderman, Claudio Ballard, Jonathan Weinberger, and Lawrence Schafran set forth below:

With respect to Norman Gardner, he failed to file his Form 3 upon his appointment as a director of the Company in December 2016, and his Form 4 upon his receipt of which included his receipt of 165,000 options at an exercise price of $0.11 per share and 250,000 options at an exercise price of $0.25 per share in December 2016.

With respect to Scott McPherson, he failed to file a Form 4 upon his receipt of 300,000 options at an exercise price of $0.11 per share, and 250,000 options at an exercise price of $0.25 per share in December 2016.

With respect to Jonathan Weinberger, he failed to file a Form 4 upon his receipt of 175,000 options at an exercise price of $0.11 per share, and 250,000 options at an exercise price of $0.25 per share in December 2016.

With respect to Claudio Ballard, he failed to file a Form 4 upon his receipt of 75,000 options at an exercise price of $0.11 per share, and 250,000 options at an exercise price of $0.25 per share in December 2016.

With respect to Lawrence Schafran, he failed to file a Form 4 upon his receipt of 75,000 options at an exercise price of $0.11 per share, and 250,000 options at an exercise price of $0.25 per share in December 2016.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer and named executive officers during the years ended December 31, 2016 and 2015.

					Stock	Option	All Other
		Salary		Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)
Norman Gardner, Chairman, Chief Executive	2016	34,000	*	-	16,125	53,208	-	103,333
Officer (a)	2015	-		-	-	-	-	-
Thomas Nicolette, Chief Executive Officer (b)	2016	72,354		-	-	-	49,885	122,239
	2015	-		-	-	-	-	-
Paul Donfried, Chief Executive Officer, President	2016	88,715		-	-	-		88,715
and Secretary	2015	151,107	**	-	280,000	405,342	-	836,449

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Financial Statements.

(a)	– Mr. Gardner was appointed Chairman on December 10, 2016.
(b)	– Mr. Nicolette was appointed Chief Executive Officer on May 1, 2016.

As of December 31, 2016, the named executive officer had accrued the following:

*	$18,750

As of December 31, 2015, the named executive officer had accrued the following:

**	$4,167
Outstanding Equity Awards At December 31, 2016

The following table sets forth, for each named executive officer had no outstanding equity awards as of the end of our fiscal year ended December 31, 2016.

Director Compensation

					Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Norman Gardner	-	4,875	53,208				58,083
Michael Madon	6,500	-	-	-	-	-	6,500
Claudio Ballard	-	-	39,717	-	-	-	39,717
Lawrence G. Schafran	-	-	39,717	-	-	-	39,717
Jonathan Weinberger	-	-	54,707	-	-	-	54,707

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 13 of our Consolidated Financial Statements.

(2)	Paul Donfried who was a director in 2016 is not included in this table as he was an employee director who did not receive additional compensation for his service as a director.

Narrative Disclosure to Directors Compensation Table

We only paid a fee to the then Chairman of the Board, Michael Madon during 2016 and nothing in 2015. Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Our non-employee directors are eligible to receive options, restricted stock and other equity linked grants under our options plans.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

Security Ownership

The following table sets forth, as of March 28, 2017, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of filing of this Form 10-K upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o VerifyMe, Inc., 409 Boot Road, Downingtown, PA  19335.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership +		class
5% Beneficial Owners
Common	Clydesdale Partners II LLC
	201 Spear Street, Suite 1750
	San Francisco, CA 94105	734,920	(1)	8.6%
Common	Laurence J. Blickman
	233 Alameda de las Pulgas
	Atherton, CA 94027	6,303,529	(2)	42.3%

Executive Officers and Directors
Norman Gardner		436,691	(3)	*
Claudio Ballard		325,000	(4)	*
Jonathan Weinberger		425,000	(5)	*
Lawrence Schafran		325,000	(6)
Scott McPherson		570,000	(7)	6.2%
All officers and directors as a group
(5 people)		2,081,691		19.5%
*	Less than 1 percent
+
In accordance with SEC rules, options, warrants and other securities exercisable for or convertible into shares of our common stock that were exercisable as of March 28, 2017, or would become exercisable within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options, warrants or other securities for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.This table has been prepared based on 8,590,696 shares of our common stock outstanding on March 28, 2017.

(1)
Consists of 600,831 shares of common stock and 134,089 shares owned by PFK Acquisition Group II LLC, which is under common control and 3,700,000 shares of common stock owned by Paul F. Klapper underlying warrants exercisable at $0.40 per share.

(2)
Consists of 3,529 shares of common stock underlying warrants exercisable at $4.25; 50,000 shares of common stock held by the Blickman 2005 Family Trust; 1,250,000 shares, underlying warrants exercisable at $0.40 per share held by the Laurence J. Blickman ’91 Trust; and 5 million shares of common stock underlying options exercisable at $0.40 per share held by the Laurence J. Blickman Defined Benefit Plan. The beneficial ownership table does not include shares underlying warrants that are subject to 4.99% blockers. The Company has no knowledge as to whether Mr. Blickman is disclaiming beneficial ownership relative to any of the disclosed beneficial ownership shares above.

(3)
Includes 21,691 shares of common stock, 165,000 shares of common stock underlying options exercisable at $0.11 per share and 250,000 shares of common stock underlying options exercisable at $0.25 per share.

(4)	Includes 75,000 shares of common stock underlying options exercisable at $0.11 per share and 250,000 shares of common stock underlying options exercisable at $0.25 per share.
(5)	Includes 175,000 shares of common stock underlying options exercisable at $0.11 per share and 250,000 shares of common stock underlying options exercisable at $0.25 per share.
(6)	Includes 75,000 shares of common stock underlying options exercisable at $0.11 per share and 250,000 shares of common stock underlying options exercisable at $0.25 per share..
(7)
Includes 20,000 shares of common stock, 300,000 shares of common stock underlying options exercisable at $0.11 per share and 250,000 shares of common stock underlying options exercisable at $0.25 per share.

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

Upon the occurrence of a “Change in Control”, as defined in the Plans, the Board may take any number of actions. These actions include, providing for all options outstanding under the Plans to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. As of the date of this report, we have issued options and restricted stock units under the Plans to purchase 3,695,148 shares of common stock that are outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2016 and 2015 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2016 and 2015, were $66,900 and $72,400, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2016 and 2015.

Tax Fees

During the fiscal years ended December 31, 2016 and 2015, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2016 and 2015, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

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

We did not have any pre-approval policies for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of LaserLock Technologies, Inc., as amended	10-Q	8-19-15	3.1
3.2	Amended Certificate of Designation of Series A Preferred Stock	8-K	2-6-13	3.1
3.3	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	6-18-15	3.2
3.4	Certificate of Designation for Series B Preferred Stock, dated as of June 2015	8-K	6-18-15	3.3
3.5	Certificate of Designation for Series C Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016	8-K	2-10-16	3.1
3.6	Amended and Restated Bylaws of LaserLock Technologies, Inc. as amended	10-Q	8-19-15	3.2
3.7	Second Amendment to Amended and Restated Bylaws of the Company, dated January 27, 2016	8-K	2-10-16	3.2
3.8	Amended and Restated Bylaws of LaserLock Technologies, Inc. as amended	10-Q	5-18-16	3.2
3.9	Certificate of Designation for Series D Preferred Stock filed with the Nevada Secretary of State on December 5, 2016				Filed
4.1	Form of Warrant for Purchase of Common Stock	8-K	2-10-16	4.1
4.2	Form of Warrant for Purchase of Common Stock				Filed
10.1	Form of Securities Purchase Agreement by and between the Company and each of the Investors	8-K	2-10-16	10.1
10.2	Form of Registration of Rights Agreement by and between the Company and each of the Investors	8-K	2-10-16	10.2
10.3	Master Acquisition Agreement by and among OPC Partners LLC, VerifyMe, Inc., Laserlock Technologies, Inc., Zaah Technologies, Inc. and a Common Stock Investor dated as of June 12, 2015	8-K	6-18-15	10.1
10.4	Form of Promissory Note Conversion Agreement	8-K	6-18-15	10.2
10.5	Form of Warrant Conversion Agreement	8-K	6-18-15	10.3
10.6*	Employment Letter to Paul Donfried from LaserLock Technologies, Inc.	8-K	6-18-15	10.4
10.7*	Employment Letter to Sandy Fliderman from LaserLock Technologies, Inc.	8-K	6-18-15	10.5
10.8	Independent Director’s Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger dated as of June 12, 2015	8-K	6-18-15	10.6
10.9	Independent Director’s Agreement between LaserLock Technologies, Inc. and Claudio Ballard dated as of June 12, 2015	8-K	6-18-15	10.7
10.10*	Employment Letter to Ben Burrell from LaserLock Technologies, Inc. dated as of June 12, 2015	8-K	7-15-15	10.1
10.11	Separation Agreement and General Release dated as of April 27, 2016	8-K	4-29-16
10.12	Amendment No. 1 to Stock Option Agreement dated as of April 29, 2016	8-K	4-29-16
10.13	Amendment No. 1 to Restricted Stock Unit Agreement dated as of April 29, 2016	8-K	4-29-16
10.14	Consulting Services Agreement dated as of May 1, 2016	8-K	5-2-16
10.15	Form of Securities Purchase Agreement by and between the Company and each of the Investors				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Norman Gardner
Norman Gardner Chief Executive Officer
Date: April 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman Gardner	Chairman of the Board and Chief	April 12, 2017
Norman Gardner	Executive Officer (Principal Executive Officer)

Signature	Title	Date

/s/ Scott McPherson	Chief Financial Officer	April 12, 2017
Scott McPherson	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Claudio Ballard	Director	April 12, 2017
Claudio Ballard

Signature	Title	Date

/s/ Jonathan Weinberger	Director	April 12, 2017
Jonathan Weinberger
Signature	Title	Date

/s/ Lawrence Schafran	Director	April 12, 2017
Lawrence Schafran

ITEM 16.  FORM 10-K SUMMARY

Not provided.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
VerifyMe, Inc.

We have audited the accompanying balance sheets of VerifyMe, Inc. as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VerifyMe, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania
April 12, 2017

VerifyMe, Inc.
Balance Sheets
	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,644	$4,152
Prepaid expenses	9,425	-
Inventory	17,093	28,687

TOTAL CURRENT ASSETS	49,162	32,839

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $203,223 and $230,621 as of December 31, 2016 and 2015	-	7,838

OTHER ASSETS
Deposits	-	37,197
Patents and Trademark, net of accumulated amortization of $194,236 and $166,894 as of December 31, 2016 and 2015	231,952	259,294
	231,952	296,491

TOTAL ASSETS	$281,114	$337,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$867,436	$652,973
Note payable, net of discount of $60,931 and $0 as of December 31, 2016 and 2015	68,069	50,000
Embedded derivative liability	228,718	-
Warrant liability	394,744	1,802,375

TOTAL CURRENT LIABILITIES	1,558,967	2,505,348

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 397,778 shares issued and outstanding
as of December 31, 2016; 441,938 issued and outstanding as of December 31, 2015	398	442

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.92 shares issued and outstanding
as of December 31, 2016 and 1 share issued and outstanding as of December 31, 2015	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 1,912,500 shares issued and outstanding
as of December 31, 2016 and 0 shares issued and outstanding as of December 31, 2015	1,913	-

Series D Convertible Preferred Stock, $.001 par value; 6,000,000 shares authorized; 166,750 shares issued and outstanding
as of December 31, 2016 and 0 shares issued and outstanding as of December 31, 2015	167	-

Common stock, $ .001 par value; 675,000,000 shares authorized; 8,681,236 and 6,327,570 shares issued, 8,330,696 and 5,977,030
shares outstanding at December 31, 2016 and 2015	8,331	5,977

Additional paid in capital	40,469,272	39,779,414

Treasury stock, at cost (350,540 shares at December 31, 2016 and 2015)	(113,389)	(113,389)

Deferred compensation	-	(1,842,334)

Accumulated deficit	(41,644,545)	(39,998,290)

STOCKHOLDERS' DEFICIT	(1,277,853)	(2,168,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,114	$337,168

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Operations

	Year Ended
	December 31, 2016	December 31, 2015

NET REVENUES
Sales	37,055	$200,601
Royalties	-	16,667

TOTAL NET REVENUE	37,055	217,268

COST OF SALES	24,363	65,723

GROSS PROFIT	12,692	151,545

OPERATING EXPENSES
General and administrative	1,010,648	449,483
Legal and accounting	414,032	458,801
Payroll expenses	1,789,303	1,875,488
Research and development	250,180	2,412,833
Sales and marketing	282,867	197,430
Total operating expenses	3,747,030	5,394,035

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,734,338)	(5,242,490)

OTHER INCOME (EXPENSE)
Interest expense	(12,871)	(61,438)
Gain on extinguishment of debt	-	332,523
Loss on disposition of fixed assets	(4,981)	-
Change in fair value of warrants	3,357,149	2,669,520
Change in fair value of embedded derivative liability	698,303	-
Fair value of warrants in excess of consideration for convertible preferred stock	(1,949,517)	-
	2,088,083	2,940,605

NET LOSS	$(1,646,255)	$(2,301,885)

LOSS PER SHARE
BASIC	$(0.24)	$(0.47)
DILUTED	$(0.24)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,860,955	4,848,738
DILUTED	6,860,955	4,848,738

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance at December 31, 2014	248,366	$633,333	-	$-					3,618,566	$3,618	$25,047,050	$(113,389)	$-	$(37,696,405)	$(12,125,793)

Conversion of Series A Convertible Preferred Stock into common stock	(248,366)	(633,333)	-	-					248,366	248	633,085	-	-	-	-
Sale of Series A Convertible Preferred Stock	389,668	390	-	-					-	-	1,278,111	-	-	-	1,278,501
Conversion of stockholder deferred compensation into Series A Convertible Preferred Stock	10,667	10	-	-					-	-	34,990	-	-	-	35,000
Conversion of notes payable and accrued interest into Series A Convertible Preferred Stock	41,603	42	-	-					-	-	136,771	-	-	-	136,813
Conversion of accrued expenses into Series B Convertible Preferred Stock	-	-	1.00	-					-	-	8,367,417	-	-	-	8,367,417
Sale of common stock	-	-	-	-					304,785	305	49,695	-	-	-	50,000
Conversion of warrants into common stock	-	-	-	-					51,372	51	36,949	-	-	-	37,000
Conversion of stockholder notes payable and accrued interest into common stock	-	-	-	-					673,706	674	730,752	-	-	-	731,426
Conversion of accounts payable and accrued expenses into common stock	-	-	-	-					116,997	117	99,330	-	-	-	99,447
Cashless exercise of warrants into common stock	-	-	-	-					2,353	2	(2)	-	-	-	-
Issuance of stock for services	-	-	-	-					960,000	960	2,415,690	-	(2,416,650)	-	-
Decrease in fair value of restricted stock units	-	-	-	-							(75,500)	-	75,500	-	-
Forgiveness of stockholder compensation	-	-	-	-					-	-	175,287	-	-	-	175,287
Amortization of deferred compensation	-	-	-	-					-	-	-	-	498,816	-	498,816
Fair value of employee stock options	-	-	-	-					-	-	849,791	-	-	-	849,791
Rounding of partial shares relative to reverse split		-	-	-					885	1	(1)	-	-	-	-
Net loss	-	-	-	-					-	-	-	-	-	(2,301,885)	(2,301,885)

Balance at December 31, 2015	441,938	$442	1.00	$-	-	-	-	-	5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

Conversion of Series A Convertible Preferred Stock	(44,160)	(44)	-	-	-	-	-	-	883,200	883	(839)	-	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.08)	-	-	-	-	-	674,983	675	(675)	-	-	-	-
Sale of Series C Convertible Preferred Stock	-	-	-	-	3,087,500	3,088	-	-	-	-	1,231,912	-	-	-	1,235,000
Stock issuance costs	-	-	-	-	-	-	-	-	-	-	(17,500)	-	-	-	(17,500)
Conversion of Series C Convertible Preferred Stock	-	-	-	-	(1,175,000)	(1,175)	-	-	1,175,000	1,175	-	-	-	-	-
Effect of Conversion of Series C Convertible Preferred
Stock on embedded derivative liability	-	-	-	-	-	-	-	-	-	-	350,500	-	-	-	350,500
Sale of Series D Convertible Preferred Stock	-	-	-	-	-	-	166,750	167	-	-	66,533	-	-	-	66,700
Deemed dividend distribution	-	-	-	-	-	-	-	-	-	-	(1,277,521)	-	-	-	(1,277,521)
Issuance of stock for services	-	-	-	-	-	-	-	-	32,983	33	20,742	-	-	-	20,775
Issuance of restricted stock for services	-	-	-	-	-	-	-	-	40,000	40	(40)	-	-	-	-
Forfeiture of restricted stock units	-	-	-	-	-	-	-	-	(452,500)	(452)	(1,069,256)	-	1,069,708	-	-
Warrants issued in conjunction with notes payable			-	-	-	-	-	-	-	-	69,500	-	-	-	69,500
Fair value of stock options and warrants	-	-	-	-	-	-	-	-	-	-	1,405,877	-	-	-	1,405,877
Decrease in fair value of restricted stock units	-	-	-	-	-	-	-	-	-	-	(89,375)	-	89,375	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	-	-	683,251	-	683,251
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,646,255)	(1,646,255)

Balance at December 31, 2016	397,778	$398	0.92	$-	1,912,500	$1,913	166,750	$167	8,330,696	$8,331	$40,469,272	$(113,389)	$-	$(41,644,545)	$(1,277,853)

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Cash Flows
	Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,646,255)	$(2,301,885)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on sale of fixed assets	4,980	-
Gain on conversion of debt	-	(332,523)
Fair value of options and warrants issued in exchange for services	1,405,877	849,791
Fair value of restricted stock issued in exchange for services	-	-
Common stock issued for services	20,775	-
Accretion of discount on notes payable	8,569	10,447
Warrants issued in conjunction with notes payable	-	-
Change in fair value of warrant liability	(1,407,631)	(2,700,917)
Change in fair value of embedded derivative liability	(698,303)	-
Amortization and depreciation	30,199	94,123
Amortization of deferred compensation	683,251	498,816
Series B Preferreed Stock issue for licensing fees	-	2,000,000
(Increase) decrease in assets
Accounts receivable	-	68,673
Inventory	11,594	4,770
Prepaid expenses	(9,425)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	251,661	330,057
Deferred revenue	-	(16,667)

Net cash used in operating activities	(1,344,708)	(1,495,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,432)
Purchase of patents	-	(100)

Net cash used in investing activities	-	(2,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	79,000	159,542
Repayment of notes payable	-	(50,000)
Proceeds from sale of Series A Convertible Preferred Stock	-	1,278,501
Proceeds from sale of Series C Convertible Preferred Stock	1,235,000	-
Stock issuance costs	(17,500)	-
Proceeds from sale of Series D Convertible Preferred Stock	66,700
Proceeds from sale of common stock	-	50,000

Net cash provided by financing activities	1,363,200	1,438,043

NET INCREASE IN CASH AND
CASH EQUIVALENTS	18,492	(59,804)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,152	63,956

CASH AND CASH EQUIVALENTS - END OF YEAR	$22,644	$4,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$6,646

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of stock issued for conversion of notes payable and accrued interest	$-	$1,028,039

Cashless exercise of warrants	$-	$2

Series A Convertible Preferred Stock converted to common stock	$883	$633,333

Issuance of Series A Convertible Preferred Stock for deferred compensation	$-	$35,000

Issuance of Series A Convertible Preferred Stock for stockholder notes payable and accrued interest	$-	$136,813

Issuance of Series B Convertible Preferred Stock for accrued expenses	$-	$4,500,000

Conversion of warrants associated with notes payable	$-	$1,867,417

Conversion of warrants to common stock	$-	$37,000

Conversion of accounts payable and accrued expenses into common stock	$-	$99,447

Common stock issued for deferred compensation	$-	$2,416,650

Series B Convertible Preferred Stock converted to common stock	$675	$-

Series C Convertible Preferred Stock converted to common stock	$1,175	$-

Security deposit offset against accounts payable	$37,197	$-

Forgiveness of stockholder compensation	$-	$175,285

Accretion of discount on preferred stock as deemed dividend distribution	$1,277,521	$-

Patent costs reclassified from prepaid expenses resulting from purchase of patents	$-	$176,316

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$89,375	$75,500

Forfeited restricted common stock	$1,069,708	$-

Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$350,500	$-

Warrants issued as discount to notes payable	$69,500	$-

The accompanying notes are an integral part to these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On July 14, 2015, LaserLock Technologies, Inc. (“the Company”) changed its name to VerifyMe, Inc., effective July 23, 2015.

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Downingtown, Pennsylvania and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTC QB, organized by the OTC Markets Group, Inc., and the OTC Bulletin Board under the ticker symbol “VRME.”

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, notes payable, embedded derivative liability and warrant liability. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Notes Payable with detachable warrants
In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The portion allocated to the warrants has been accounted for as a discount to the notes payable, and amortized over the term of the notes.

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

Income Taxes
The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $0 and $458 for the years ended December 31, 2016 and 2015 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2016 and 2015 were $250,180 and $2,412,833.

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

Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The amendments were adopted as of December 31, 2016, see Note 2 for management’s evaluation and disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017.  The Company anticipates that the impact of this guidance on the financial statements will not be material.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update specify the accounting for leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company anticipates that the impact of this guidance on the financial statements will not be material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows.  For public companies, the amendments in the ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently assessing the impact of adoption that this guidance will have on the financial statements.

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

In February 2017, the Company raised proceeds of $100,000 through the issuance of notes payable, which included a warrant to purchase 5 million shares of the Company’s common stock at $0.40 per share.  Even with this infusion of capital, the Company does not believe that its existing cash resources will be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:
	December 31.	December 31,
	2016	2015
Software and Furniture and Fixtures	$200,000	$219,871
Equipment	3,223	18,588
	203,223	238,459
Less: Accumulated depreciation	203,223	230,621
	$-	$7,838

Depreciation of property and equipment was $2,856 and $69,415 for the years ended December 31, 2016 and 2015.

NOTE 4 – PATENTS AND TRADEMARK

The current patent portfolio consists of ten granted patents and six applications pending. Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years. The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. During the years ended December 31, 2016 and 2015, the Company capitalized $0 and $200,100 of patent costs and trademarks. Amortization expense for patents and trademarks was $27,343 and $24,707 for the years ended December 31, 2016 and 2015.

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

At December 31, 2016 the Company has a net operating loss (“NOL”) that approximates $32.0 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2019. Due to changes in ownership, a portion of the NOL carryforward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Current	$(960,000)	$(1,802,000)
Deferred	(431,000)	(393,000)
Change in valuation allowance	1,391,000	2,195,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	2016		2015
	Amount	%	Amount	%
U.S federal income tax benefit at federal statutory rate	$(576,000)	(35)	$(826,000)	(50)
State tax, net of federal tax effect	(99,000)	(6)	(138,000)	(8)
Non-deductible changes in derviative liability and share based transactions	(716,000)	(43)	(1,231,000)	(75)
Change in valuation allowance	1,391,000	84	2,195,000	133

	$-	-	$-	-

The primary components of the Company’s December 31, 2016 and 2015 deferred tax assets, liabilities and related valuation allowance are as follows:

	2016	2015

Deferred tax asset for NOL carryforwards	$13,263,000	$12,451,000
Deferred tax liability for intangibles	(165,000)	(165,000)
Share based compensation	5,165,000	4,588,000
Non deductible accrued expenses	12,000	10,000
Valuation allowance	(18,275,000)	(16,884,000)

	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2016 and 2015. The Company did not recognize any interest or penalties during 2016 and 2015 related to unrecognized tax benefits.

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

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following as of December 31:

	2016	2015
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest rate at 5% per annum; principal and accrued interest due at maturity on June 30, 2017	79,000	-
Less: Unamortized discount	(60,931)	-
	68,069	50,000
Less: Current portion	68,069	50,000
	$-	$-

At December 31, 2016 and 2015 accrued interest on notes payable was $29,668 and $23,667.

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

As a result of the Recapitalization Transaction, the note’s principal balance of $250,000 and accrued interest of $20,263 was converted into 176,471 shares (15,000,000 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $120,117, and, because this individual is a stockholder, was recorded as additional paid in capital.

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

As a result of the Recapitalization Transaction, the principal balance of $50,000 and accrued interest of $3,414 was converted into 34,898 shares (2,966,210 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $23,740, which was recorded as a gain on the extinguishment of debt. The remaining $50,000 was paid in full, plus accrued interest in September 2015. The 3,529 warrants (300,000 warrants pre Reverse Stock Split) to purchase shares of Common Stock associated with the $50,000 note payable remain outstanding and must be re-valued at each reporting period with the change in fair value recorded through earnings. As of December 31, 2016 and 2015, the warrants were valued at $262 and $7,902.

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

On December 5, 2014, the Company issued a note payable for $23,000 to a stockholder, which bears interest at 5.0% and was due on April 5, 2015. As a result of the Recapitalization Transaction (see Note 6), the principal balance of $23,000 and accrued interest of $609 was converted into 15,418 shares (1,310,510 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $10,493 and, because this entity is a stockholder, was recorded as additional paid in capital.

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

On February 10, 2015, the Company issued a note payable for $25,000, bearing interest at 5.0% to an accredited investor and director of the Company. As a result of the recapitalization transaction (see Note 6), the principal balance of $25,000 and accrued interest of $417 was converted into 16,608 shares (1,411,720 shares pre Reverse Stock Split at $0.018) of Common Stock. This resulted in a gain of $11,296 and, because this entity is a stockholder, was recorded as additional paid in capital.

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

During the fourth quarter of 2016, the Company issued notes payable in the amount of $79,000 in addition to 3,950,000 warrants to purchase the Company’s common stock at $0.40 and have a term of five years.  The notes bear interest at the rate of 5% per annum and are due on June 30, 2017.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.

The warrants were valued using the Black-Scholes option pricing model, with the following assumptions: no dividend yield, expected volatility of 194.6% to 197.5%, risk free interest rate of 1.26% to 2.03% and expected lives of five years.  The fair value of the warrants was $729,035, of which $69,500 was allocated to the notes payable as discount to the notes payable.

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

Warrants exercisable for 627,451 shares (53,333,333 shares pre Reverse Stock Split) of Common Stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2016 and 2015, the fair value of the warrant liability was $22,063 and $1,020,632.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares (6,349,245 pre Reverse Stock Split) of Common Stock as consideration for technology received from VFM under to the Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2016 and 2015, the fair value of the warrant liability was $4,885 and $147,524.

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

The 392,157 warrants (33,333,333 warrants pre Reverse Stock Split) associated with the Series A Preferred Stock were also classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2016 and 2015, the fair value of the warrants was $18,107 and $626,317.

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

Each of the Series A Preferred Stock and the Series B Preferred Stock have a preference in liquidation that the holders of the Series A Preferred Stock and the Series B Preferred Stock are to be paid out of assets available for distribution prior to holders of Common Stock. The holders of Series A Preferred Stock and the Series B Preferred Stock may cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock and the Series B Preferred Stock can be converted, with certain limitations. In addition, the holders of Series A Preferred Stock and the Series B Preferred Stock are to be paid dividends, based on the number of shares of Series A Preferred Stock and the Series B Preferred Stock, as the case may be, as if the shares had been converted to Common Stock, prior to the holders of Common Stock receiving a dividend.

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

On March 17, 2016, 0.03 shares of Series B Convertible Preferred Stock were converted into 291,780 shares of the Company’s common stock.

On October 5, 2016, 0.05 shares of Series B Convertible Preferred Stock were converted into 383,203 shares of the Company’s common stock.

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

The 3,087,500 warrants associated with the Series C Preferred Stock were classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $1,767,576 at February 9, 2016 and February 29, 2016. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2016, the fair value of the warrants was $285,290.

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

On May 2, 2016, 487,500 shares of Series C were converted into 487,500 shares of the Company’s Common Stock.

On May 3, 2016, 125,000 shares of Series C were converted into 125,000 shares of the Company’s Common Stock.

On May 5, 2016, 353,000 shares of Series C were converted into 353,000 shares of the Company’s Common Stock.

On June 6, 2016, 84,500 shares of Series C were converted into 84,500 shares of the Company’s Common Stock.

On October 14, 2016, 125,000 shares of Series C were converted into 125,000 shares of the Company’s Common Stock.

Series D Convertible Preferred Stock

On October 24, 2016, the Company issued 166,750 shares of Series D, par value $0.001 per share, at a purchase price of $0.40 per share with gross proceeds to the Company of $66,700. In connection with the sale of the Series D, the Company issued to the purchasers warrants to purchase in the aggregate 667,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  Each share of Series D is convertible into one share of common stock. The Series D provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series D.

The 667,000 warrants associated with the Series D Preferred Stock were classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $181,942 at October 24, 2016. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2016, the fair value of the warrants was $64,137.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:
	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$228,718	$228,718	$-	$-	$-	$-
Derivative liability related to fair value of warrants	-	-	394,744	394,744	-	-	1,802,375	1,802,375

Total	$-	$-	$623,462	$623,462	$-	$-	$1,802,375	$1,802,375

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance at January 1, 2015	$6,370,709
Conversion of notes payable, net of interest expense	(31,397)
Conversion of warrants related to licensing fees	(1,867,417)
Change in fair value of derivative liabilities	(2,669,520)
Balance at January 1, 2016	1,802,375
Series C embedded derivative fair value, February 2016	1,235,000
Effect of conversion of Series C Preferred Stock on embedded derivative liability	(350,500)
Series C warrant liability fair value, February 2016	1,767,576
Series D embedded derivative fair value, October 2016	42,521
Series D warrant liability fair value, October 2016	181,942
Change in fair value of derivative liabilities	(4,055,452)

Balance at December 31, 2016	$623,462

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2016.

As of December 31, 2016, some of the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

	December 31, 2016	December 31, 2015
Closing trade price of Common Stock	$0.11	$-
Effective Series C Preferred Stock Conversion price	-	-
Effective Series D Preferred Stock Conversion price	-	-
Intrinsic value of conversion option per share	$0.11	$-

	December 31, 2016	December 31, 2015
Annual Dividend Yield	0.0%	0.0%
Expected Life (Years)	1.5 - 2.8	2.0 - 3.0
Risk-Free Interest Rate	1.2% - 1.5%	1.1% - 1.3%
Expected Volatility	215.8% - 234.1%	178.5% - 179.3%

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

 On June 11, 2015, the Company issued 525,000 Restricted Stock Units (“RSUs”) (44,625,000 pre Reverse Stock Split) to two officers of the Company. The RSUs were valued at the closing stock price of $0.01 on June 11, 2015, at $446,250, fair value. These RSUs are being expensed over the vesting terms.  On December 31, 2016, one of the officers resigned and forfeited 112,500 RSUs.  As a result the Company reversed deferred compensation related to the RSUs in the amount of $95,625.  In addition, the value of the RSUs included in deferred compensation in the amount of $637,500 was reclassified to additional paid in capital.  For the year ended December 31, 2016 and 2015, the Company expensed $270,052 and $80,573 related to the RSUs.

On June 30, 2015, the Company issued 48,761 shares (post Reverse Stock Split) of Common Stock to a vendor to settle an outstanding payable balance of $41,447, net of gain on conversion of $35,153.

On July 9, 2015, the Company hired a Chief Operating Officer (“COO”). The COO will receive 225,000 RSUs (19,125,000 pre Reverse Stock Split), vesting over a three-year period, with one-third vesting the first year and one-twelfth vesting ratably on a quarterly basis thereafter. The RSUs were valued at fair value of $918,000 based on the closing stock price of $4.08 on July 9, 2015. For the year ended December 31, 2015, the Company expensed $127,500 related to the RSUs.  The COO resigned on May 31, 2016, therefore forfeiting his RSUs, and as a result the Company reversed the deferred compensation related to the RSUs in the amount of $637,500.

On July 23, 2015, the Company completed the Reverse Stock Split of its outstanding Common Stock and Preferred Stock, as further described in Note 1 and Note 6 above.

On August 10, 2015, the Company agreed to issue the Chief Financial Officer (“CFO”) 20,000 RSUs vesting over six months and 100,000 RSUs vesting annually over three years. The RSUs were valued at a fair value of $692,400 based on the closing stock price of $5.77 per share on August 10, 2015.  In February 2016, the Company issued 20,000 shares of the Company’s common stock in accordance with this agreement.  On December 31, 2016, the CFO voluntarily forfeited the right to receive the remaining 100,000 RSUs.  As a result the Company reversed the deferred compensation related to the RSUs in the amount of $336,583.  The Company expensed $179,511 and $176,305 during the years ended December 31, 2016 and 2015 relative to these RSUs.

On October 1, 2015, the Company agreed to issue 100,000 RSUs to a consultant for services. Of the 100,000 RSUs, 60,000 were issued upon execution of the agreement, 20,000 shares are to be issued on January 1, 2016 and 20,000 shares are to be issued on April 1, 2016. The RSUs were originally valued at $195,000.  The Company expensed $124,750 and $54,250 for the years ended December 31, 2016 and 2015 relative to these RSUs.  As a result of having to revalue these RSUs until issuance, the Company was able to reclassify $38,000 to additional paid in capital on the final valuation of the RSUs.

On October 7, 2015, the Company agreed to pay $15,000 to a consultant/stockholder as well as an additional $35,000 based on certain milestones being met. Additionally, as of August 1, 2015 the Company agreed to issue the individual 30,000 RSUs originally valued at $165,000 in quarterly installments on November 1, 2015, February 1, 2016, May 1, 2016 and August 1, 2016, which began vesting on August 1, 2015.  The Company expensed $18,563 and $34,687 for the years ended December 31, 2016 and 2015 relative to these RSUs. Further the individual was to receive a 2% to 5% commission on company sales while this agreement is in effect, however no commissions were earned during 2016 or 2015.  The agreement was terminated on April 29, 2016.  In addition, the remaining value of the RSUs included in deferred compensation in the amount of $51,375 was reclassified to additional paid in capital as a result of the termination of the agreement.

For the years ended December 31, 2016 and 2015, the Company expensed $683,251 and $498,816 relative to the RSUs.

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

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.”  There were no outstanding equity-based payments to non-employees as of December 31, 2016.

NOTE 13 – STOCK OPTIONS AND WARRANTS

During 1999, the Board of Directors (“Board”) of the Company adopted, with the approval of the stockholders, a Stock Option Plan. In 2000, the Board superseded that plan and created a new Stock Option Plan, pursuant to which it is authorized to grant options to purchase up to 1.5 million shares of common stock. On December 17, 2003, the Board, with approval of the stockholders, superseded the 2000 plan and created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2003 Plan, which were not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (“Non-Statutory Stock Options”).  The 2003 Plan has expired and therefore no new options will be issued under the 2003 Plan.  As of December 31, 2016, options to purchase 11,765 shares of common stock have been issued and are unexercised, under the 2003 Plan.

During 2013, our Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which will serve as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2016, under the 2013 Plan grants of restricted stock and options to purchase 2,837,500 shares of common stock have been issued and are unvested or unexercised, and 17,162,500 shares of common stock remain available for grants under the 2013 Plan.

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

On June 11, 2015, the Company issued options to purchase an aggregate of 1,225,000 shares (104,125,000 pre Reverse Stock Split) of the Common Stock at an exercise price of $0.85 per share, with a term of five years, to three employees and two members of the Board. The fair value of options issued was $993,083. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.6%, risk-free interest rate of 1.74% to 1.75% and expected option life of five years. The options are being expensed over the vesting terms for the employees and over the Board members’ remaining service terms as that is shorter than the vesting terms.  In December 2016, one of the officers resigned and as part of his severance agreement all of his options vested and the remaining unamortized option expense of $173,113 was expensed.

On July 9, 2015, the Company hired a COO who received 375,000 options (31,875,000 pre Reverse Stock Split) to purchase shares of Common Stock of the Company, with an exercise price of $0.85 ($0.01 pre reverse split) and valued at $1,502,219. The options vest quarterly over three years. The fair value of the options was valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 180.1%, risk free interest rate of 1.58% and expected life of five years. The options were being expensed over the vesting terms.  The COO resigned on May 31, 2016, therefore forfeiting his options and the Company did not reverse any expense related to these options.

On August 10, 2015, the Company hired a CFO who received 200,000 options (17,000,000 pre Reverse Stock Split) to purchase shares of Common Stock vesting annually over three years. The options were valued at fair value of $1,107,857, using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 182.2%, risk free rate interest rate of 1.62% and expected life of five years. The options were being expensed over the vesting terms.  On December 21, 2016, the CFO voluntarily forfeited these options and the Company did not reverse any expense related to these options.

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

 On February 29, 2016, the Company issued options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.57 per share, with a term of five years, to the former Chairman of the Board. The fair value of options issued was $53,731. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 202.9%, risk-free interest rate of 1.22% and expected option life of five years.  The options were being expensed over the Board Chairman’s remaining service terms as that is shorter than the vesting terms.  The former Chairman of the Board resigned on December 1, 2016 and therefore, forfeited the unvested options and the Company did not reverse any expense related to these options.

On March 10, 2016, the Company issued options to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $0.56 per share, with a term of five years, to an employee. The fair value of options issued was $82,113. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 202.9%, risk-free interest rate of 1.45% and expected option life of five years. The options were being expensed over the vesting terms for the employee.  The employee was terminated during 2016 and expense related to the options of $2,281 was reversed.

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

On December 21, 2016, the Company issued 890,000 options in aggregate to purchase shares of the Company’s common stock to the Board of Directors, the CFO and an employee at an exercise price of $0.11, expiring in ten years and vesting immediately.  In conjunction with this issuance the Board of Directors, the CFO and an employee forfeited 789,706 options.    The fair value of the options issued was $133,411.  All of the options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 324.6%, risk-free interest rate of 2.55% and expected option life of ten years. The options were expensed immediately.

On December 22, 2016, the Company issued 1,300,000 options in aggregate to purchase shares of the Company’s common stock, to the Board of Directors, the CFO and an employee at an exercise price of $0.25, expiring in ten years and vesting immediately.  The fair value of the options issued was $148,070.  All of the options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 324.7%, risk-free interest rate of 2.55% and expected option life of ten years. The options were expensed immediately.

For the years ended December 31, 2016 and 2015, the Company expensed $1,355,992 and $849,971 with respect to the options.

During the year ended December 31, 2016 and 2015, the weighted average fair value of stock options granted during the period was $0.18 and $0.04.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

During the year ended December 31, 2016 and 2015, the intrinsic value of stock options exercised during the period was $0.

As of December 31, 2016, there was no unrecognized compensation cost related to outstanding stock options. The difference between the stock options exercisable at December 31, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2016 and 2015:

	2016	2015

Risk Free Interest Rate	2.41%	1.69%
Expected Volatility	310.0%	176.6%
Expected Life (in years)	9.4	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of
options during the period	$0.18	$2.00

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2016 and 2015:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance as of December 31, 2014	598,431	$4.25

Granted	1,875,000	0.85
Exercised	(7,843)	0.05
Forfeited/cancelled	(308,235)	(0.06)

Balance December 31, 2015	2,157,353	$1.80

Expired/cancelled	(1,364,706)	$2.01
Granted	2,490,000	$0.24

Balance December 31, 2016	3,282,647	$0.52	7.9	$-

Exercisable at December 31, 2016	3,282,647	$0.52	7.9	$-

Exercisable at December 31, 2016 and expected to
vest thereafter	3,282,647	$0.52	7.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.11 for our common stock on December 31, 2016.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2016:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value (1)
Balance December 31, 2015	1,531,250	$1.50

Granted	2,490,000	0.18

Vested	(3,231,666)	(0.48)

Cancelled/forfeited/expired	(789,584)	(2.55)

Balance December 31, 2016	-	$-

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

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2016 and 2015:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance, December 31, 2014	1,460,775	$1.01
Exercised	(2,353)	(0.85)
Cancelled/Forfeited	(43,529)	(4.15)

Balance, December 31, 2015	1,414,893	$9.67

Expired	(2,941)	$0.85
Granted	7,804,500	$0.39

Balance, December 31, 2016	9,216,452	$1.82	3.7	$10

Exercisable at December 31, 2016	9,216,452	$1.82	3.7	$10

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.11 for our common stock on December 31, 2016.

All of the options were vested as of December 31, 2015.

NOTE 14 – OPERATING LEASES

For the year ended December 31, 2016 and 2015, total rent expense under leases amounted to $11,835 and $55,153. At December 31, 2016, the Company was not obligated under any non-cancelable operating leases.

NOTE 15 – RELATED PARTY TRANSACTIONS

At June 12, 2015, three stockholders of the Company held $317,000 of the senior secured convertible notes payable and were owed accrued interest of $42,713. The notes and accrued interest were converted into 234,735 shares (19,952,489 pre Reverse Stock Split) of Common Stock as further described in Note 7 and 8.

At December 31, 2016, one shareholder of the Company held $54,000 of notes payable and was owed $298 in accrued interest.

As of December 31, 2016, the Company owed the current Chairman of the Board $19,757 for services and expenses rendered, the CEO $6,250 for services rendered and the CFO $38,006 for services and expenses rendered.  All of these amounts were included in accounts payable.

NOTE 16 – MAJOR CUSTOMERS/VENDORS

During the years ended December 31, 2016 and 2015, one and three customers accounted for 100.0% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2016 and 2015, we purchased 100.0% of our pigment from one vendor.

NOTE 17 – SUBSEQUENT EVENTS

On January 6, 2017, 13,000 shares of Series A were converted into 260,000 shares of the Company’s Common Stock.

On January 31, 2017, the Company issued options to purchase 225,000 shares of the Company’s common stock to a consultant at an exercise price of $0.09, with a term of 5 years and vesting over three months.

On January 24, 2017 and January 31, 2017, the Company issued notes payable and received proceeds in the aggregate amount of $20,000 to an investor, bearing interest at five percent per annum, which also included warrants to purchase 1,000,000 shares of the Company's common stock at $0.40 and that have a term of five years.

On February 6, 2017, the Company issued options to purchase in the aggregate of 500,000 shares of the Company’s common stock to a consultant at an exercise price of $0.068 for 250,000 options and $0.25 for the remaining 250,000 options, all with a term of 5 years and vesting immediately.

On February 13, 2017, the Company issued a promissory note and received proceeds in the amount of $100,000 to an investor, bearing no interest, and which included a warrant to purchase 5 million shares of the Company’s common stock, with an exercise price of $0.40 and a term of 5 years.

On March 28, 2017, the Company issued a promissory note and received proceeds in the amount of $25,000 to an investor, bearing no interest, and which included a warrant to purchase 1,250,000 shares of the Company’s common stock, with an exercise price of $0.40 and a term of 5 years.

On March 30, 2017, an investor converted 20,000 shares of the Company’s Series A Convertible Preferred Stock into 400,000 shares of the Company’s common stock.