Form 10-Q
period 2017-03-31
VerifyMe, Inc.
filed 2017-05-15
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,765,697 shares of common stock outstanding at May 15, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VerifyMe, Inc.
Condensed Balance Sheets
March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,222	$22,644
Prepaid expenses	9,125	9,425
Inventory	15,558	17,093

TOTAL CURRENT ASSETS	47,905	49,162

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $203,223 as of March 31, 2017 and December 31, 2016	-	-

OTHER ASSETS
Patents and Trademark, net of accumulated amortization of $192,025 and $194,236 as of March 31, 2017 and December 31, 2016	234,164	231,952

TOTAL ASSETS	$282,069	$281,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$862,315	$867,436
Note payable, net of discount of $109,988 and $60,931 as of March 31, 2017 and December 31, 2016	164,012	68,069
Embedded derivative liability	250,000	228,718
Warrant liability	423,000	394,744

TOTAL CURRENT LIABILITIES	1,699,327	1,558,967

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 364,778 shares issued and outstanding
as of March 31, 2017 and 397,778 issued and outstanding as of December 31, 2016	365	398

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.92 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 1,912,500 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	1,913	1,913

Series D Convertible Preferred Stock, $.001 par value; 6,000,000 shares authorized; 166,750 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	167	167

Common stock, $ .001 par value; 675,000,000 shares authorized; 9,341,236 and 8,681,236 shares issued, 8,990,696 and 8,330,696
shares outstanding as of March 31, 2017 and December 31, 2016	8,991	8,331

Additional paid in capital	40,633,827	40,469,272

Treasury stock, at cost (350,540 shares at March 31, 2017 and December 31, 2016)	(113,389)	(113,389)

Accumulated deficit	(41,949,132)	(41,644,545)

STOCKHOLDERS' DEFICIT	(1,417,258)	(1,277,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,069	$281,114

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

NET REVENUES
Sales	$-	$-
Royalties	-	-

TOTAL NET REVENUE	-	-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	142,061	117,758
Legal and accounting	9,044	115,345
Payroll expenses	22,810	627,923
Research and development	8,669	89,335
Sales and marketing	5,921	65,331
Total operating expenses	188,505	1,015,692

LOSS BEFORE OTHER INCOME (EXPENSE)	(188,505)	(1,015,692)

OTHER INCOME (EXPENSE)
Interest expense	(66,544)	(1,000)
Change in fair value of warrants	(28,256)	1,730,933
Change in fair value of embedded derivative liability	(21,282)	(463,000)
Fair value of warrants in excess of consideration for convertible preferred stock	-	(1,767,575)
	(116,082)	(500,642)

NET LOSS	$(304,587)	$(1,516,334)

LOSS PER SHARE
BASIC	$(0.04)	$(0.25)
DILUTED	$(0.04)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	8,397,976	6,139,460
DILUTED	8,397,976	6,139,460

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2017

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016 (Audited)	397,778	$398	0.92	$-	1,912,500	$1,913	166,750	$167	8,330,696	$8,331	$40,469,272	$(113,389)	$(41,644,545)	$(1,277,853)

Conversion of Series A Convertible Preferred Stock	(33,000)	(33)	-	-	-	-	-	-	660,000	660	(627)	-	-	-
Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	113,585	-	-	113,585
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	51,597	-	-	51,597
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(304,587)	(304,587)
														-
Balance March 31, 2017 (Unaudited)	364,778	$365	0.92	$-	1,912,500	$1,913	166,750	$167	8,990,696	$8,991	$40,633,827	$(113,389)	$(41,949,132)	$(1,417,258)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(304,587)	$(1,516,334)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options and warrants issued in exchange for services	51,597	335,828
Common stock issued for services	-	15,275
Accretion of discount on notes payable	64,529	-
Change in fair value of warrant liability	28,256	36,643
Change in fair value of embedded derivative liability	21,282	463,000
Amortization and depreciation	(2,212)	7,644
Amortization of deferred compensation	-	202,691
(Increase) decrease in assets
Inventory	1,535	(20,120)
Prepaid expenses	300	-
Decrease in liabilities
Accounts payable and accrued expenses	(5,122)	(101,305)

Net cash used in operating activities	(144,422)	(576,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Employee advances	-	(36,083)

Net cash used in investing activities	-	(36,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	145,000	-
Proceeds from sale of Series C Convertible Preferred Stock	-	1,235,000
Stock issuance costs	-	(17,500)

Net cash provided by financing activities	145,000	1,217,500

NET INCREASE IN CASH AND
CASH EQUIVALENTS	578	604,739

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	22,644	4,152

CASH AND CASH EQUIVALENTS - END OF YEAR	$23,222	$608,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$660	$294

Series B Convertible Preferred Stock converted to common stock	$-	$292

Security deposit offset against accounts payable	$-	$37,197

Accretion of discount on preferred stock as deemed dividend distribution	$-	$1,235,000

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$-	$82,125

Warrants issued as discount to notes payable	$119,651	$-

See the accompanying notes to the condensed financial statements.

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Downingtown, Pennsylvania and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTCQB under the ticker symbol “VRME.”

The Company is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. The Company delivers security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. The products can be used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. In addition, the Company has begun developing comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications. When the Company has sufficient working capital, management intends to devote resources resolving certain functionality issues which presently affect this technology.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows.  For public companies, the amendments in the ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  This pronouncement had no impact on the financial statements since any excess tax benefits were fully offset by the valuation allowance and not recognized for financial statement purposes.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2017, and there was no accrual for uncertain tax positions as of March 31, 2017.  Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest rate at 5% per annum; principal and accrued interest due at maturity on June 30, 2017	99,000	79,000
Notes payable; interest rate at 0% per annum; principal and accrued interest due at maturity on June 30, 2017	125,000	-
Less: Unamortized discount	(109,988)	(60,931)
	164,012	68,069
Less: Current portion	164,012	68,069
	$-	$-

On January 24, 2017 and January 31, 2017, the Company issued notes payable in the amount of $20,000, in addition to warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear interest at the rate of 5% per annum and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.   The warrants were valued at $15,895 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.5% to 197.7%, risk free interest rate of 1.94% to 1.90% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On February 13, 2017, the Company issued a note payable in the amount of $100,000 in addition to a warrant to purchase 5,000,000 shares of the Company’s common stock at at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $76,390 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.4% , risk free interest rate of 1.88% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 28, 2017, the Company issued a note payable in the amount of $25,000 in addition to a warrant to purchase 1,250,000 shares of the Company’s common stock at at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $21,300 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 202.1% , risk free interest rate of 1.97% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

As of March 31, 2017 and December 31, 2016, accrued interest on notes payable was $31,983 and $29,668. Interest expense including accretion of debt discount for the three months ended March 31, 2017 and 2016 was $66,544 and $1,000.

NOTE 5 – EMBEDDED DERIVATIVE LIABILITY

The conversion feature of the 0% Series C Convertible Preferred Stock (“Series C”) is an embedded derivative, which due to anti-dilution adjustments is classified as a liability in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and ASU 2014-16, and was valued in accordance with FASB ASC 470, “Debt”, as a beneficial conversion feature at a combined fair market value of $1,235,000 as of February 2016.  This was classified as an embedded derivative liability and a discount to Series C.  Because the Series C can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Series C and a deemed dividend.

The conversion feature of the 0% Series D Convertible Preferred Stock (“Series D”) is an embedded derivative, which due to anti-dilution adjustments is classified as a liability in accordance with FASB ASC Topic 815, “Derivatives and Hedging” and ASU 2014-16, and was valued in accordance with FASB ASC 470, “Debt”, as a beneficial conversion feature at a combined fair market value of $181,942 as of October 24, 2016.  This was classified as an embedded derivative liability and a discount to Series D.  Because the Series D can be converted at any time, the full amount was accreted and classified as a reduction to the discount on Series D and a deemed dividend.

In addition, the embedded derivative liability must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings.  As of March 31, 2017 and December 31, 2016, the fair value of the embedded derivative liability was $250,000 and $228,718.  For the three March 31, 2017 and 2016, the Company realized expense $21,282 and $463,000 relative to the embedded derivative liability.

NOTE 6 – WARRANT LIABILITY

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

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2017 and December 31, 2016, the fair value of the warrant liability was $21,345 and $22,063.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2017 and December 31, 2016 the fair value of the warrants was $14,722 and $18,107.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of Common Stock as consideration for technology received from VFM under the VFM Patent and Technology License Agreement dated December 31, 2012. The warrants are exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the VFM Patent and Technology Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2017 and December 31, 2016, the fair value of the warrant liability was $5,504 and $4,885.

Warrants to purchase 3,529 shares of Common Stock associated with the notes payable incurred on August 5, 2014, were revalued and at March 31, 2017 and December 31, 2016, the fair value of those warrants was $297 and $262.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2017 and December 31, 2016, the fair value of the warrant liability was $310,757 and $285,290.

In conjunction with the issuance of Series D, the Company issued warrants to purchase 667,000 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $181,942, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2017 and December 31, 2016, the fair value of the warrant liability was $70,375 and $64,137.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe, Inc., a Texas corporation (“VFM”) on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VFM subscribed to purchase 392,157 shares of Series A Convertible Preferred Stock post 85-for-1 reverse stock split and a warrant to purchase 392,157 shares of Common Stock post 85-for-1 reverse stock split at an exercise price of $10.20 per share, for $1 million.

Series A Convertible Preferred Stock

On January 6, 2017, 13,000 shares of Series A Convertible Preferred Stock were converted into 260,000 shares of the Company’s Common Stock.

On March 29, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

There were no conversions of Series B Convertible Preferred Stock during the three months ended March 31, 2017.

Series C Convertible Preferred Stock

On February 9, 2016, the Company issued 2,587,500 shares of Series C, par value $0.001 per share, at a purchase price of $0.40 per share with gross proceeds to the Company of $1,035,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 2,587,500 shares of the Company’s common stock at an exercise price of $0.40 per share. Further, as a part of the same offering, on February 29, 2016, the Company issued 500,000 shares of Series C, at a purchase price of $0.40 per share with gross proceeds to the Company of $200,000. In connection with the sale of the Series C, the Company issued to the purchasers warrants to purchase in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each share of Series C is convertible into one share of common stock. The Series C provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a prescribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series C.  In addition, the Company incurred stock issuance costs of $17,500 related to the issuance of Series C.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$250,000	$250,000	$-	$-	$228,718	$228,718
Derivative liability related to fair value of warrants	-	-	423,000	423,000	-	-	394,744	394,744

Total	$-	$-	$673,000	$673,000	$-	$-	$623,462	$623,462

		Total
Balance at December 31, 2016		$623,462
Change in fair value of derivative liablities		49,538

Balance at March 31, 2017		$673,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2017.

As of March 31, 2017, the beneficial conversion feature of Series C and Series D were treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  Because the fair value of the warrants issued in conjunction with Series C and Series D was in excess of the proceeds of Series C and Series D, the effective conversion price of the Series C and Series D is $0.   The Series C and Series D shares are convertible into shares of the Company’s Common Stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

March 31, 2017
Closing trade price of Common Stock	$0.12
Effective Series C Preferred Stock Conversion price	-
Effective Series D Preferred Stock Conversion price	-
Intrinsic value of conversion option per share	$0.12

As of March 31, 2017, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model and the following assumptions:

March 31, 2017
Annual Dividend Yield	0.0%
Expected Life (Years)	1.3 - 2.6
Risk-Free Interest Rate	1.0% - 1.5%
Expected Volatility	226.2% - 246.0%

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

NOTE 9 – STOCK OPTIONS

The Company has options to purchase 11,765 shares of Common Stock outstanding under the 2003 Stock Option Plan.

During 2013, the Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which serves as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of Common Stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of March 31, 2017, under the 2013 Plan grants of restricted stock and options to purchase 3,512,500 shares of Common Stock have been issued and are unvested or unexercised, and 16,487,500 shares of Common Stock remain available for grants under the 2013 Plan.

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

On January 31, 2017, the Company issued options to purchase 225,000 shares of Common Stock at an exercise price of $0.09 per share, with a term of five years, to a consultant, which vest over three months. The fair value of options issued was $19,727. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 197.7%, risk-free interest rate of 1.90% and expected option life of five years. The options were revalued on February 28, 2017 and March 31, 2017 and it was determined that there was an increase in the value of the options of $2,307, which will be expensed over the remaining term of the options.

On February 6, 2017, the Company issued options to purchase 250,000 shares of Common Stock at an exercise price of $0.068 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $0.25, with a term of five years, to a consultant, which vest immediately. The fair value of options issued was $32,508. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 198.0%, risk-free interest rate of 1.86% and expected option life of five years. The options were expensed immediately.

For the three months ended March 31, 2017 and March 31, 2016 the Company expensed $51,597 and $335,828 with respect to the options.

The following table summarizes the activities for our stock options for the three months ended March 31, 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance as of December 31, 2016	3,282,647	$0.52	7.9

Granted	725,000	0.14
Forfeited/cancelled	(50,000)	(0.57)

Balance March 31, 2017	3,957,647	$0.45	7.2	$29

Exercisable at March 31, 2017	3,882,647	$0.46	7.3	$26

Exercisable at March 31, 2017 and expected to
vest thereafter	3,882,647	$0.46	7.3	$26

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.12 for the Company’s common stock on March 31, 2017.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value (1)
Balance December 31, 2016	-	$-

Granted	725,000	0.07

Vested	(650,000)	(0.07)

Cancelled/forfeited/expired	-	-

Balance March 31, 2017	75,000	$0.07

As of March 31, 2017 there was $2,944 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1 month. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

 The following table summarizes the activities for our warrants for the three months ended March 31, 2017:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance, December 31, 2016	9,216,452	$1.82	3.7	$10

Granted	7,250,000	0.40

Balance, March 31, 2017	16,466,452	$1.19	4.1	$11

Exercisable at March 31, 2017	16,466,452	$1.19	4.1	$11

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.12 for the Company’s common stock on March 31, 2017.

All warrants were vested on the date of grant.

For the three months ended March 31, 2017 and 2016, the Company expensed $0 relative to the warrants in addition to previous income or expense related to the warrant liability.

NOTE 10 – OPERATING LEASES

For the three months ended March 31, 2017 and 2016, total rent expense under leases amounted to $3,000 and $10,335.  As of March 31, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 11 – RELATED PARTIES

As of March 31, 2017, the Company owed the current CEO $10,749 for services rendered, and the CFO $32,099 for services rendered.  All of these amounts are included in accounts payable.

NOTE 12 – SUBSEQUENT EVENTS

On April 26, 2017, the Company issued a secured promissory note (the “Note”) in the principal amount of $30,000 in exchange for a loan bearing 10% annual interest maturing October 31, 2017. The Note is secured by a first lien on all assets of the Company in accordance with a security agreement entered into in connection with the Note. In the event the Company completes a financing of at least $750,000 prior to maturity of the Note, the principal of the Note will automatically convert into a number of shares of common stock of the Company equivalent to an investment of $60,000 under the terms of such financing. In the event of such a conversion or a voluntary prepayment by the Company, the Company will also pay six months of interest payments on the $30,000 principal of the Note.

On April 30, 2017, the Company renewed a consulting agreement for three months for 75,000 options per month, at an exercise price of $0.064, expiring in five years and vesting over three months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

VerifyMe is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. We can deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials. In addition, the Company has begun developing comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications. When the Company has sufficient working capital, management intends to devote resources resolving certain functionality issues which presently affect this technology.

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

With further development, we believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. Our goal is to empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security that can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

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

Our digital technologies will involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license.  These mechanisms may include biometric factors, knowledge factors, possession factors and location factors.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended March 31, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2017 and 2016, we generated revenues of $0.  For the three months ended March 31, 2017 and 2016, we had a net loss of $304,587 and $1,516,334.

General and Administrative Expenses

General and administrative expenses increased $24,303 to $142,061 for the three months ended March 31, 2017 from $117,758 for the three months ended March 31, 2016. The increase resulted primarily from an increase in consulting expenses.

Legal and Accounting

Legal and accounting fees decreased $106,301 to $9,044 for the three months ended March 31, 2017 from $115,345 for the three months ended March 31, 2016. The decrease in legal and accounting fees between the periods was primarily a result of the costs associated costs associated with the Registration Statement on Form S-1 in the first quarter of 2016, which were not incurred during the 2017 period.

Payroll Expenses

Payroll expenses were $22,810 for the three months ended March 31, 2017, a decrease of $605,113 from $627,923 for the three months ended March 31, 2016.  The decrease is the result of the three officers leaving the Company in 2016, subsequent to the first quarter.

Research and Development

Research and development expenses were $8,669 and $89,335 for the three months ended March 31, 2017 and 2016, a decrease of $80,666.  The decrease is a result of cost containment procedures and research and development programs being reduced to a minimum.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 were $5,921 as compared to $65,331 for the three months ended March 31, 2016, a decrease of $59,410. The decrease relates to cost containment procedures associated with travel and minimal marketing activities.

Interest Expense

During the three months ended March 31, 2017, the Company incurred interest expense of $66,544 as compared to $1,000 for the three months ended March 31, 2016, an increase of $65,544. The increase in interest expense was a result of the Company resorting to debt to fund its operations during the fourth quarter of 2016 and the first quarter of 2017.

Change in Fair Value of Warrants

During the three months ended March 31, 2017, the Company reported an unrealized loss on the market value of warrants of $28,256 as compared to a gain of 1,730,933 for the three months ended March 31, 2016, a decrease in the gain of $1,759,189. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM. The value of these warrants has increased during the three months ended March 31, 2017 as a result of the value of the Company’s common stock increasing at March 31, 2017 compared to December 31, 2016.

Change in Fair Value of Embedded Derivative Liability

During the three months ended March 31, 2017, the Company reported an unrealized loss of $21,282 for the change in the fair value of the embedded derivative liability as compared to a loss of $463,000 for the three months ended March 31, 2016.  This change is related to an increase in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM.  The increase in the embedded derivative liability is due to the increase in the trading price of the Company’s Common Stock.

Liquidity and Capital Resources

Net cash used in operating activities decreased $432,256 to $144,422 for the three months ended March 31, 2017 as compared to $576,678 for the three months ended March 31, 2016.  The decrease resulted primarily from operational changes discussed previously.

Net cash used in investing activities was $0 for the three months ended March 31, 2017, compared to $36,083 for the three months ended March 31, 2016.  The decrease was a result of no employee advances being made during the three months ended March 31, 2017.

Net cash provided by financing activities decreased by $1,072,500 to $145,000 for the three months ended March 31, 2017 from $1,217,500 for the three months ended March 31, 2016.  Cash provided by financing activities during the three months ended March 31, 2016, consisted primarily of our Series C Preferred Stock offerings which raised $1,217,500,, net of offering costs, while we only raised bridge loans of $145,000 during the three months ended March 31, 2017.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.

As of May 15, 2017 we had cash resources of approximately $1,000. Our existing cash resources are not sufficient to sustain our operations during the next twelve months. We are presently seeking to borrow up to $1.1 million. In addition, we have had discussions with a placement agent about raising as much as $2.1 million (which includes the repayment of funds we may borrow) in an equity offering.  In order to complete the equity offering we will need to obtain the consents from a specified number of investors in our February 2017 Series C Convertible Preferred Stock (the “Series C”) offering as well as the Series D investor and our lender must convert its outstanding notes into common stock. While we have oral agreements with the holders of our Series D and notes, we are uncertain if the Series C investors will agree to the concessions. If we are unsuccessful in either borrowing $500,000 of the funds described above or obtaining the Series C and D concessions and raising capital, we will cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to raise capital to support our operations and begin meaningful marketing of our products, our ability to reach an accommodation with investors on our  February 2017 preferred stock offering so we can raise equity without significant dilution to additional shareholders and our ability to attract a new Chief Executive officer on acceptable terms. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2016. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

As of three months ended March 31, 2017, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of three months ended March 31, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 6, 2017, an investor converted 13,000 shares of Series A Convertible Preferred Stock into 260,000 shares of the Company’s Common Stock.

On January 24, 2017 and January 31, 2017, the Company issued notes payable in the amount of $20,000, in addition to warrants to purchase 1,000,000 shares of the Company’s common stock at $0.40 and that have a term of five years. The notes bear interest at the rate of 5% per annum and are due on June 30, 2017.

On January 31, 2017, the Company issued options to purchase 225,000 shares of the Company’s Common Stock to a consultant at an exercise price of $0.09 per share, with a term of five years and vesting over three months.

On February 6, 2017, the Company issued options to purchase in the aggregate of 500,000 shares of the Company’s common stock to a consultant at an exercise price of $0.068 for 250,000 options and $0.25 for the remaining 250,000 options, all with a term of 5 years and vesting immediately.

On February 13, 2017, the Company issued a note payable in the amount of $100,000 in addition to a warrant to purchase 5,000,000 shares of the Company’s common stock at $0.40 and that have a term of five years. The notes bear no interest and are due on June 30, 2017.

On March 28, 2017, the Company issued a note payable in the amount of $25,000 in addition to a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.40 and that have a term of five years. The notes bear no interest and are due on June 30, 2017.

On March 30, 2017, an investor converted 20,000 shares of the Company’s Series A Convertible Preferred Stock into 400,000 shares of the Company’s common stock.

All of the above securities were issued and sold to accredited investors in reliance upon the exemption from registration contained in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.1	Form of Note dated January 31, 2017				Filed
10.2	Form of Warrant dated January 24, 2017				Filed
10.3	Form of Option Agreement dated January 31, 2017				Filed
10.4	Form of Option Agreement dated February 6, 2017, exercise price $0.068				Filed
10.5	Form of Option Agreement dated February 6, 2017, exercise price $0.25				Filed
10.6	Form of Note dated February 13, 2017				Filed
10.7	Form of Warrant dated February 13, 2017				Filed
10.8	Form of Note dated March 28, 2017				Filed
10.9	Form of Warrant dated March 28, 2017				Filed
10.10	Form of Note dated April 26, 2017	8-K	5/1/17	10.1
10.11	Form of Security Agreement dated April 26, 2017	8-K	5/1/17	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished**
32.2	Certification of Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to VerifyMe, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFYME, INC.

Date: May 15, 2017	By:	/s/ Scott McPherson
Scott McPherson
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)