Form 10-Q
period 2017-06-30
VerifyMe, Inc.
filed 2017-08-14
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,031,259 shares of common stock outstanding at August 14, 2017.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.
Condensed Balance Sheets
June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$538,317	$22,644
Prepaid expenses	9,125	9,425
Inventory	31,997	17,093

TOTAL CURRENT ASSETS	579,439	49,162

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $203,223 as of June 30, 2017 and December 31, 2016	-	-

OTHER ASSETS
Patents and Trademark, net of accumulated amortization of $200,567 and $194,236 as of June 30, 2017 and December 31, 2016	225,621	231,952

TOTAL ASSETS	$805,060	$281,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$961,183	$867,436
Note payable, net of discount of $0 and $60,931 as of June 30, 2017 and December 31, 2016	50,000	68,069
Embedded derivative liability	-	228,718
Warrant liability	60,887	394,744

TOTAL CURRENT LIABILITIES	1,072,070	1,558,967

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $ .001 par value; 37,564,767 shares authorized; 344,778 shares issued and outstanding
as of June 30, 2017 and 397,778 issued and outstanding as of December 31, 2016	345	398

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.92 shares issued and outstanding
as of June 30, 2017 and December 31, 2016	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized; 0 shares issued and outstanding
as of June 30, 2017 and 1,912,500 issued and outstanding as of December 31, 2016	-	1,913

Series D Convertible Preferred Stock, $.001 par value; 6,000,000 shares authorized; 0 shares issued and outstanding
as of June 30, 2017 and 166,750 shares issued and outstanidng as of December 31, 2016	-	167

Common stock, $ .001 par value; 675,000,000 shares authorized; 37,981,799 and 8,681,236 shares issued, 37,631,259 and 8,330,696
shares outstanding as of June 30, 2017 and December 31, 2016	37,631	8,331

Additional paid in capital	42,266,044	40,469,272

Treasury stock, at cost (350,540 shares at June 30, 2017 and December 31, 2016 )	(113,389)	(113,389)

Accumulated deficit	(42,457,641)	(41,644,545)

STOCKHOLDERS' DEFICIT	(267,010)	(1,277,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	805,060	$281,114

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

NET REVENUES
Sales	$-	$11,705	$-	$11,705
Royalties	-	-	-	-

TOTAL NET REVENUE	-	11,705	-	11,705

COST OF SALES	-	5,910	-	5,910

GROSS PROFIT	-	5,795	-	5,795

OPERATING EXPENSES
General and administrative (a)	482,384	87,325	628,831	205,083
Legal and accounting	82,162	117,582	91,206	232,927
Payroll expenses	20,252	683,737	43,062	1,311,660
Research and development	8,641	167,846	17,310	257,181
Sales and marketing	-	146,443	1,535	211,774
Total operating expenses	593,439	1,202,933	781,944	2,218,625

LOSS BEFORE OTHER INCOME (EXPENSE)	(593,439)	(1,197,138)	(781,944)	(2,212,830)

OTHER INCOME (EXPENSE)
Interest expense	(145,772)	(1,000)	(212,316)	(2,000)
Change in fair value of warrants	130,000	1,589,524	101,744	3,320,457
Change in fair value of embedded derivative liability	100,702	1,202,000	79,420	739,000
Fair value of warrants in excess of consideration for convertible preferred stock	-	-	-	(1,767,575)
	84,930	2,790,524	(31,152)	2,289,882

NET INCOME (LOSS)	(508,509)	1,593,386	(813,096)	77,052

Less: Deemed preferred dividend distributions	(144,219)	-	(144,219)	(1,235,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(652,728)	$1,593,386	$(957,315)	$(1,157,948)

INCOME (LOSS) PER SHARE
BASIC	$(0.05)	$0.24	$(0.09)	$(0.20)
DILUTED	$(0.05)	$0.06	$(0.09)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	12,598,466	6,572,673	10,220,611	5,913,418
DILUTED	12,598,466	26,106,185	10,220,611	5,913,418

(a)	Includes share based compensation of $284,373 and $335,970 for the three and six months ended June 30, 2017 and $0 and $36,343 for the three and six months ended June 30, 2016.

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2017

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2016 (Audited)	397,778	$398	0.92	$-	1,912,500	$1,913	166,750	$167	8,330,696	$8,331	$40,469,272	$(113,389)	$(41,644,545)	$(1,277,853)

Conversion of Series A Convertible Preferred Stock	(53,000)	(53)	-	-	-	-	-	-	1,060,000	1,060	(1,007)	-	-	-
Conversion of Series C Convertible Preferred Stock	-	-	-	-	(1,912,500)	(1,913)	-	-	12,014,286	12,014	(10,101)	-	-	-
Effect of Series C Convertible Preferred Stock
conversion on embedded derivative liability	-	-	-	-	-	-	-	-	-	-	137,625	-	-	137,625
Effect of Series C Convertible Preferred Stock
conversion on warrant liability	-	-	-	-	-	-	-	-	-	-	189,008	-	-	189,008
Converson of Series D Convertible Preferred Stock	-	-	-	-	-	-	(166,750)	(167)	1,810,429	1,810	(1,643)	-	-	-
Effect of Series D Convertible Preferred Stock
conversion on embedded derivative liability	-	-	-	-	-	-	-	-	-	-	11,673	-	-	11,673
Deemed dividend upon issuance of warrants with
conversion of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	43,105	-	-	43,105
Sale of common stock	-	-	-	-	-	-	-	-	7,596,875	7,597	523,653	-	-	531,250
Stock issuance costs			-	-	-	-	-	-	-	-	(15,128)	-	-	(15,128)
Conversion of accounts payable into common stock	-	-	-	-	-	-	-	-	1,154,725	1,155	79,595	-	-	80,750
Converson of notes payable and accrued interest into common stock	-	-	-	-	-	-	-	-	5,664,246	5,664	390,437	-	-	396,101
Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	113,585	-	-	113,585
Fair value of stock options	-	-	-	-	-	-	-	-	-	-	335,970	-	-	335,970
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(813,096)	(813,096)
														-
Balance June 30, 2017 (Unaudited)	344,778	$345	0.92	$-	-	$-	-	$-	37,631,257	$37,631	$42,266,044	$(113,389)	$(42,457,641)	$(267,010)

See the accompanying notes to the condensed financial statements.

VerifyMe, Inc.
Condensed Statements of Cash Flows
 (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(813,096)	$77,052
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options and warrants issued in exchange for services	335,970	812,935
Common stock issued for services	-	20,775
Accretion of discount on notes payable	204,516	-
Change in fair value of warrant liability	(101,744)	(1,552,882)
Change in fair value of embedded derivative liability	(79,420)	(739,000)
Amortization and depreciation	6,331	15,248
Amortization of deferred compensation	-	309,421
(Increase) decrease in assets
Accounts receivable	-	(11,705)
Inventory	300	(13,714)
Prepaid expenses	(14,904)	-
Decrease in liabilities
Accounts payable and accrued expenses	180,598	76,728

Net cash used in operating activities	(281,449)	(1,005,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	281,000	-
Proceeds from sale of common stock	531,250	1,235,000
Stock issuance costs	(15,128)	(17,500)

Net cash provided by financing activities	797,122	1,217,500

NET INCREASE IN CASH AND
CASH EQUIVALENTS	515,673	212,358

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,644	4,152

CASH AND CASH EQUIVALENTS - END OF PERIOD	$538,317	$216,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$1,060	$589

Series B Convertible Preferred Stock converted to common stock	$-	$292

Series C Convertible Preferred Stock converted to common stock	$12,014	$1,050

Series D Convertible Preferred Stock converted to common stock	$1,810	$-

Security deposit offset against accounts payable	$-	$37,197

Accretion of discount on preferred stock as deemed distribution	$-	$1,235,000

Deemed dividend distribution on issuance of common stock for conversion of
Series C and Series D	$525,630	$-

Revaluation of restricted stock units between additional paid in capital and deferred
compensation	$-	$90,375

Forfeited restricted common stock	$-	$637,500

Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$137,625	$313,000

Revaluation of embedded derivative liability upon conversion of Series D Convertible Preferred Stock	$11,673	$-

Revaluation of warrant liability upon conversion of Series C Convertible Preferred Stock	$189,008	$-

Revaluation of warrant liability upon conversion of Series D Convertible Preferred Stock	$43,105	$-

Warrants issued as discount to notes payable	$113,585	$-

Conversion of accounts payable and accrued expenses to common stock	$80,750	$-

Conversion of notes payable and accrued interest to common stock	$396,101	$-

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2017, and there was no accrual for uncertain tax positions as of June 30, 2017.  Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.  The Company had income for the three and six months ended June 30, 2016; however, due to tax adjustments, the Company had a loss for income tax purposes.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest rate at 5% per annum; principal and accrued interest due at maturity on June 30, 2017	-	79,000
Less: Unamortized discount	-	(60,931)
	50,000	68,069
Less: Current portion	50,000	68,069
	$-	$-

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

On February 13, 2017, the Company issued a note payable in the amount of $100,000 in addition to a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The warrants were valued at $76,390 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.4%, risk free interest rate of 1.88% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 28, 2017, the Company issued a note payable in the amount of $25,000 in addition to a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The warrants were valued at $21,300 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 202.1%, risk free interest rate of 1.97% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 13, 2017, the Company issued notes payable in the principal amount of $10,000 in exchange for a loan bearing no interest maturing June 30, 2017.

On April 26, 2017, the Company issued a secured promissory note (the “Note”) in the principal amount of $30,000 in exchange for a loan bearing no interest maturing October 31, 2017. The Note is secured by a first lien on all assets of the Company in accordance with a security agreement entered into in connection with the Note. In the event the Company completes a financing of at least $750,000 prior to maturity of the Note, the principal of the Note will automatically convert into a number of shares of common stock of the Company equivalent to an investment of $60,000 under the terms of such financing. In the event of such a conversion or a voluntary prepayment by the Company, the Company will also pay six months of interest payments on the $60,000 principal of the Note.

In May 2017, the Company issued notes payable in the principal amount of $60,000 in exchange for a loan bearing no interest maturing June 30, 2017.

In June 2017, the Company issued notes payable in the principal amount of $36,000 in exchange for a loan bearing no annual interest maturing June 30, 2017.

On June 30, 2017, all of these notes payable amounting to $360,000 and converting at $390,000 plus accrued interest of $6,101, except for the $50,000 note payable from 2009, were converted into 5,664,246 shares of the Company’s common stock and warrants to purchase 5,664,246 shares of the Company’s common stock at an exercise price of $0.15, with a term of five years (See Note 8).

As of June 30, 2017 and December 31, 2016, accrued interest on notes payable was $31,667 and $29,968. Interest expense including accretion of debt discount for the three and six months ended June 30, 2017 was $143,971 and $204,516.  Interest expense including accretion of debt discount for the three and six months ended June 30, 2016 was $1,000 and $2,000.

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

On April 14, 2017, 375,000 shares of the Series C were converted into 375,000 shares of the Company’s common stock and the associated embedded derivative liability was valued at $45,000 at March 31, 2017 and $30,000 at April 14, 2017.  Therefore, $15,000 was adjusted through earnings and $30,000 was adjusted through additional paid in capital.

On June 30, 2017, the Company cancelled the outstanding warrants to purchase 3,087,500 of the Company’s common stock related to the Series C and issued 6,175,000 shares of the Company’s common stock which is equivalent to two times the previously outstanding warrants for the Series C.  In addition, on June 30, 2017, the remaining 1,537,500 shares of Series C were converted into 5,464,286 shares of the Company’s common stock (See Notes 7 and 8).  The embedded derivative liability was valued as of June 30, 2017 at $107,625 and the difference between the remaining value of $184,990 and $107,625, or $77,365 was adjusted through earnings as of June 30, 2017.  The balance of $107,625 was adjusted through additional paid in capital.  The net effect on the net loss attributable to common stockholders was an increase of $137,625.

On June 30, 2017, the Company cancelled the outstanding warrants to purchase 667,000 shares of the Company’s common stock related to the Series D and issued 1,334,000 shares of the Company’s common stock, which is equivalent to two times the previously outstanding warrants for the Series D. In addition, on June 30, 2017, the 166,750 shares of Series D and the warrants were converted into 467,429 shares of the Company’s common stock (See Notes 7 and 8).  The embedded derivative liability was valued as of June 30, 2017 at $11,673 and the difference between the remaining value of $20,010 and $11,673, or $8,337, was adjusted through earnings as of June 30, 2017.  The balance of $11,673 was adjusted through additional paid in capital.  The net effect on the net loss attributable to common stockholders was an increase of $11,673.

As of June 30, 2017 and December 31, 2016, the fair value of the embedded derivative liability was $0 and $228,718.  For the three and six months ended June 30, 2017, the Company realized income of $100,702 and $79,420 relative to the embedded derivative liability.  For the three and six months ended June 30, 2016, the Company realized income of $1,202,000 and $739,000 relative to the embedded derivative liability.

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

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017 and December 31, 2016, the fair value of the warrant liability was $34,017 and $22,063.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017 and December 31, 2016 the fair value of the warrants was $21,937 and $18,107.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of Common Stock as consideration for technology received from VFM under the VFM Patent and Technology License Agreement dated December 31, 2012. The warrants were exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the VFM Patent and Technology Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017 and December 31, 2016, the fair value of the warrant liability was $4,707 and $4,885.

Warrants to purchase 3,529 shares of Common Stock associated with the notes payable incurred on August 5, 2014, were revalued and at June 30, 2017 and December 31, 2016, the fair value of those warrants was $226 and $262.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017 and December 31, 2016, the fair value of the warrant liability was $189,383 and $285,290.  On June 30, 2017, the Company cancelled the outstanding warrants to purchase 3,087,500 of the Company’s common stock related to the Series C and issued 6,175,000 shares of the Company’s common stock which is equivalent to two times the previously outstanding warrants for the Series C.  The common stock was valued at $432,250 based on the closing price of the Company’s common stock of $0.07 on June 30, 2017 and was recorded as a deemed dividend distribution.  The net effect in additional paid in capital relating to this transactions was $0, as both sides of the entry affected additional paid in capital.  In addition, the warrant liability write off of $189,008 was recorded as a negative deemed dividend distribution.  The net effect of the deemed dividend distribution on the net loss attributable to common stockholders was a decrease of $243,242.

In conjunction with the issuance of Series D, the Company issued warrants to purchase 667,000 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $181,942, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017 and December 31, 2016, the fair value of the warrant liability was $43,105 and $64,137.  On June 30, 2017, the Company cancelled the outstanding warrants to purchase 667,000 shares of the Company’s common stock related to the Series D and issued 1,334,000 shares of the Company’s common stock, which is equivalent to two times the previously outstanding warrants for the Series C.  The common stock was valued at $93,380 based on the closing price of the Company’s common stock of $0.07 on June 30, 2017 and was recorded as a deemed dividend distribution.  The net effect in additional paid in capital relating to this transactions was $0, as both sides of the entry affected additional paid in capital.  In addition, the warrant liability write off of $43,105 was recorded as a negative deemed dividend distribution.  The net effect of the deemed dividend distribution on the net loss attributable to common stockholders was a decrease of $50,275.

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

Series A Convertible Preferred Stock

On January 6, 2017, 13,000 shares of Series A Convertible Preferred Stock were converted into 260,000 shares of the Company’s Common Stock.

On March 29, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

On May 9, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

There were no conversions of Series B Convertible Preferred Stock during the six months ended June 30, 2017.

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

On April 14, 2017, 375,000 shares of the Company’s Series C were converted into 375,000 shares of the Company’s common stock.

On June 30, 2017, the Company converted the remaining 1,537,500 Series C convertible preferred shares into 5,464,286 shares of the Company’s common stock.  In addition, the 3,087,500 outstanding warrants were converted into the Company’s common stock equivalent to two times the outstanding warrants or 6,175,000 shares.  The Company issued a total of 11,639,286 shares of the Company’s common stock relative to this transaction (See Note 6).

Series D Convertible Preferred Stock

On June 30, 2017, the Company converted the remaining 166,750 Series D convertible preferred shares into 476,429 shares of the Company’s common stock.  In addition, the 667,000 outstanding warrants were converted into the Company’s common stock equivalent to two times the outstanding warrants or 1,334,000 shares.  The Company issued a total of 1,810,429 shares of the Company’s common stock relative to this transaction (See Note 6).

NOTE 8 – STOCKHOLDERS’ EQUITY

On January 6, 2017, 13,000 shares of Series A Convertible Preferred Stock were converted into 260,000 shares of the Company’s Common Stock.

On March 29, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

On May 9, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

On April 14, 2017, 375,000 shares of the Company’s Series C were converted into 375,000 shares of the Company’s common stock.

On June 30, 2017, notes payable in the amount of $360,000 and converting at $390,000, were converted into 5,664,246 shares of the Company’s common stock and warrants to purchase 5,664,246 shares of the Company’s common stock (See Note 4).

On June 30, 2017, shareholders of Series C converted 1,537,500 shares of the Company’s common stock and warrants to purchase 3,087,500 shares of the Company’s common stock into 12,014,286 shares of common stock (See Notes 5, 6 and 7).

On June 30, 2017, shareholders of Series D converted 166,750 shares of the Company’s common stock and warrants to purchase 667,000 shares of the Company’s common stock into 1,810,429 shares of common stock (See Notes 5, 6 and 7).

On June 30, 2017, the Company sold 7,596,875 shares of the Company’s common stock and warrants to purchase 7,596,875 of the Company’s common stock for $531,250.  The Company recognized stock issuance costs of $15,128, which were recorded as a reduction to additional paid in capital.

On June 30, 2017, the Company converted $43,750 of Director’s fees payable into 625,625 shares of the Company’s common stock and warrants to purchase 625,625 shares of the Company’s common stock.

On June 30, 2017, the Company converted $26,250 of accounts payable to a consultant into 375,375 shares of the Company’s common stock and warrants to purchase 375,375 shares of the Company’s common stock at an exercise price of $0.15 and a term of five years.  In conjunction with this transaction, the consultant forfeited 450,000 options to purchase shares of the Company’s common stock and has agreed to convert $31,500 of consulting fees into 450,450 shares of the Company’s common stock and warrants to purchase 450,450 shares of the Company’s common stock at an exercise price of $0.15 in equal increments through December 31, 2017.

On June 30, 2017, the Company converted $10,750 of accounts payable to a consultant into 153,725 shares of the Company’s common stock and a warrant to purchase 153,725 shares of the Company’s common stock.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$-	$-	$-	$-	$228,718	$228,718
Derivative liability related to fair value of warrants	-	-	60,886	60,886	-	-	394,744	394,744

Total	$-	$-	$60,886	$60,886	$-	$-	$623,462	$623,462

		Total
Balance at December 31, 2016		$623,462
Reduction in value resulting from conversion of Preferred Series C and D shares		(381,411)
Change in fair value of derivative liablities		(181,164)

Balance at June 30, 2017		$60,887

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2017.

As of June 30, 2017, some of the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2017	December 31, 2015
Annual Dividend Yield	0.0%	0.0%
Expected Life (Years)	1.0 - 2.1	2.0 - 3.0
Risk-Free Interest Rate	1.2% - 1.4%	1.1% - 1.3%
Expected Volatility	231.6% - 244.7%	178.5% - 179.3%

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

NOTE 10 – STOCK OPTIONS

During 2013, the Board adopted a new omnibus incentive compensation plan that was ratified by the shareholders at the 2013 annual meeting, (the “2013 Plan”) which serves as the successor incentive compensation plan to the 2003 Plan. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of Common Stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of June 30, 2017, under the 2013 Plan grants of restricted stock and options to purchase 19,280,147 shares of Common Stock have been issued and are unvested or unexercised, and 719,853 shares of Common Stock remain available for grants under the 2013 Plan.

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

On January 31, 2017, the Company issued options to purchase 225,000 shares of Common Stock at an exercise price of $0.09 per share, with a term of five years, to a consultant, which vest over three months. The fair value of options issued was $19,727. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 197.7%, risk-free interest rate of 1.90% and expected option life of five years. The options were revalued on February 28, 2017 and March 31, 2017 and it was determined that there was an increase in the value of the options of $2,307, which will be expensed over the remaining term of the options.  These options were cancelled on June 30, 2017.

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

On April 30, 2017, the Company issued options to purchase 225,000 shares of Common Stock at an exercise price of $0.064 per share, with a term of five years, to a consultant, which vest over three months. The fair value of options issued was $14,011. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 196.2%, risk-free interest rate of 1.84% and expected option life of five years. The options were revalued during the three months ended June 30, 2017 and the Company expensed $3,986 relative to these options during the three and six months ended June 30, 2017.  All of the options were forfeited as part of renegotiating the agreement, whereby the Company was to pay the consultant $5,250 per month for 11 months in return for forfeiting the options.  Additionally, the consultant has agreed to forgive the associated accounts payable and reinvest the proceeds he would have received in return for 825,825 shares of the Company’s common stock and warrants to purchase 825,825 shares of the Company’s common stock.  As of June 30, 2017, the consultant had earned $26,250 of the total $57,750 consulting fees and converted the earned portion into 375,375 shares of the Company’s common stock and warrants to purchase 375,375 shares of the Company’s common stock.  The remaining $31,500 of consulting fees will be converted into common stock and warrants when the consulting fees are earned (See Note 8).

On June 12, 2017, the Company issued options to purchase 5 million shares of Common Stock at an exercise price of $0.07 per share, with a term of five years, to a consultant, 3 million which vest immediately and the remainder over two years. The fair value of options issued was $242,112. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 196.7%, risk-free interest rate of 1.71% and expected option life of five years. The unvested options were revalued as of June 30, 2017, which resulted in an increase in value of $39,521 and as the consulting agreement had no stated term, the $281,633 fair value was expensed immediately.

On June 29, 2017, the Company issued options to purchase 10 million shares of Common Stock at an exercise price of $0.07 per share, with a term of five years, to the Chairman of the Board of Directors which vest immediately. The fair value of options issued was $583,340. These options were valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 197.9%, risk-free interest rate of 1.85% and expected option life of five years. The options are being expensed over the term of the consulting agreement which is three years.

On June 30, 2017, the Company converted $10,750 of accounts payable to a consultant into 153,725 shares of the Company’s common stock and a warrant to purchase 153,725 shares of the Company’s common stock.

For the three and six months ended June 30, 2017, the Company expensed $284,373 and $335,970 with respect to the options.  For the three and six months ended June 30, 2016, the Company expensed $427,223 and $763,050 with respect to the options.

The following table summarizes the activities for our stock options for the six months ended June 30, 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance as of December 31, 2016	3,282,647	$0.52	7.9

Granted	15,950,000	0.07
Forfeited/cancelled	(500,000)	(0.13)

Balance June 30, 2017	18,732,647	$0.15	5.4	$1

Exercisable at June 30, 2017	16,732,647	$0.16	5.5	$1

Exercisable at June 30, 2017 and expected to
vest thereafter	18,732,647	$0.16	5.5	$1

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.07 for our common stock on June 30, 2017.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value (1)
Balance December 31, 2016	-	$-

Granted	15,950,000	0.06

Vested	(13,500,000)	(0.06)

Cancelled/forfeited/expired	(450,000)	(0.07)

Balance June 30, 2017	2,000,000	$0.07

As of June 30, 2017 there was $583,340 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at June 30, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our warrants for the six months ended June 30, 2017:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance, December 31, 2016	9,216,452	$1.82	3.7	$10

Granted	21,665,846	0.12
Cancelled	(3,754,500)	0.40

Balance, June 30, 2017	27,127,798	$0.11	4.6	$6

Exercisable at June 30, 2017	27,127,798	$0.11	4.6	$6

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.07 for our common stock on June 30, 2017.

All warrants were vested on the date of grant.

For the three and six months ended June 30, 2017, the Company expensed $204,516 relative to the warrants issued as warrant discounts.  For the three and six months ended June 30, 2016, the Company expensed $49,885 relative to the warrants.

NOTE 11 – OPERATING LEASES

For the three and six months ended June 30, 2017, total rent expense under leases amounted to $3,000 and $6,000.  For the three and six months ended June 30, 2016, total rent expense under leases amounted to $1,500 and $11,835.  As of June 30, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 12 – RELATED PARTIES

As of June 30, 2017, the Company owed the CEO $2,467, and the Company owed the CFO $20,419 for services rendered.  All of these amounts are included in accounts payable.

NOTE 13 – SUBSEQUENT EVENTS

In July 2017, the Company sold 2,431,000 shares of the Company’s common stock and issued a warrant to purchase 2,431,000 shares of the Company’s common stock for $170,000.

In August 2017, the Company sold 715,000 shares of the Company’s common stock and issued a warrant to purchase 715,000 shares of the Company’s common stock for $50,000.

Patrick White has been appointed the Chief Executive Officer of the Company effective August 15, 2017. Mr. Gardner will remain as Chairman of the Board.

On August 9, 2017 the Company granted 300,000 shares of restricted common stock to each director except its chairman and new Chief Executive Officer. The shares vest in 75,000 share increments subject to continued board service on applicable vesting dates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended June 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2017 and 2016, we generated revenues of $0.  For the three months ended June 30, 2017 and 2016, we had a net loss of $508,509 and net income of $1,593,386.

General and Administrative Expenses

General and administrative expenses increased $395,059 to $482,384 for the three months ended June 30, 2017 from $87,325 for the three months ended June 30, 2016. The increase resulted primarily from an increase in consulting expenses. During the quarter ended June 30, 2017, we focused on eliminating toxic convertible preferred stock, raising capital and restarting our business under new management.

Legal and Accounting

Legal and accounting fees decreased $35,420 to $82,162 for the three months ended June 30, 2017 from $117,582 for the three months ended June 30, 2016. The decrease in legal and accounting fees between the periods was primarily a result of the costs associated with the Registration Statement on Form S-1 in the second quarter of 2016, which were not incurred during the 2017 period. Our legal fees were high in the most recent quarter as a result of the complexities stemming from our Series C and Series D Convertible Preferred Stock and negotiations to eliminate them.

Payroll Expenses

Payroll expenses were $20,252 for the three months ended June 30, 2017, a decrease of $663,485 from $683,737 for the three months ended June 30, 2016.  The decrease is the result of the three officers leaving the Company in 2016, during 2016. Going forward we expect payroll expenses to increase.

Research and Development

Research and development expenses were $8,641 and $167,846 for the three months ended June 30, 2017 and 2016, a decrease of $159,205.  The decrease is a result of cost containment procedures and research and development programs being reduced to a minimum.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2017 were $0 as compared to $146,443 for the three months ended June 30, 2016. The decrease relates to cost containment procedures associated with travel and minimal marketing activities.

Interest Expense

During the three months ended June 30, 2017, the Company incurred interest expense of $145,772 as compared to $1,000 for the three months ended June 30, 2016, an increase of $144,772. The increase in interest expense was a result of the Company resorting to debt to fund its operations during the fourth quarter of 2016 and the first half of 2017.

Change in Fair Value of Warrants

During the three months ended June 30, 2017, the Company reported an unrealized gain on the market value of warrants of $130,000 as compared to a gain of 1,589,524 for the three months ended June 30, 2016, a decrease in the gain of $1,459,524. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM.  The value of these warrants has decreased less substantially during the three months ended June 30, 2017 than during the three months ended June 30, 2016.

Change in Fair Value of Embedded Derivative Liability

During the three months ended June 30, 2017, the Company reported an unrealized gain of $100,702 for the change in the fair value of the embedded derivative liability as compared to a gain of $1,202,000 for the three months ended June 30, 2016.  This change is related to an increase in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM.  The decrease in the embedded derivative liability is due to the decrease in the trading price of the Company’s Common Stock.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the six months ended June 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2017 and 2016, we generated revenues of $0.  For the six months ended June 30, 2017 and 2016, we had a net loss of $813,096 and net income of $77,052.

General and Administrative Expenses

General and administrative expenses increased $423,748 to $628,831 for the six months ended June 30, 2017 from $205,083 for the six months ended June 30, 2016. The increase resulted primarily from an increase in consulting expenses. During the six months ended June 30, 2017, we focused on eliminating toxic convertible preferred stock, raising capital and restarting our business under new management.

Legal and Accounting

Legal and accounting fees decreased $141,721 to $91,206 for the six months ended June 30, 2017 from $232,927 for the six months ended June 30, 2016. The decrease in legal and accounting fees between the periods was primarily a result of the costs associated costs associated with the Registration Statement on Form S-1 in the first half of 2016, which were not incurred during the 2017 period. Our legal fees were high during the six months ended June 30, 2017 as a result of the complexities stemming from our Series C and D Convertible Preferred Stock and negotiations to eliminate them.

Payroll Expenses

Payroll expenses were $43,062 for the six months ended June 30, 2017, a decrease of $1,268,598 from $1,311,660 for the six months ended June 30, 2016.  The decrease is the result of the three officers leaving the Company during 2016. Going forward we expect payroll expenses to increase.

Research and Development

Research and development expenses were $17,310 and $257,181 for the six months ended June 30, 2017 and 2016, a decrease of $239,871.  The decrease is a result of cost containment procedures and research and development programs being reduced to a minimum.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2017 were $1,535 as compared to $211,774 for the six months ended June 30, 2016, a decrease of $210,239. The decrease relates to cost containment procedures associated with travel and minimal marketing activities.

Interest Expense

During the six months ended June 30, 2017, the Company incurred interest expense of $212,316 as compared to $2,000 for the six months ended June 30, 2016, an increase of $210,316. The increase in interest expense was a result of the Company resorting to debt to fund its operations during the fourth quarter of 2016 and the first half of 2017.

Change in Fair Value of Warrants

During the six months ended June 30, 2017, the Company reported an unrealized gain on the market value of warrants of $101,744 as compared to a gain of 3,320,457 for the six months ended June 30, 2016, a decrease in the gain of $3,218,713. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM.  The value of these warrants has decreased less substantially during the three months ended June 30, 2017 than during the three months ended June 30, 2016.

Change in Fair Value of Embedded Derivative Liability

During the six months ended June 30, 2017, the Company reported an unrealized gain of $79,420 for the change in the fair value of the embedded derivative liability as compared to a gain of $739,000 for the six months ended June 30, 2016.  This change is related to an increase in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM.  The decrease in the embedded derivative liability is due to the decrease in the trading price of the Company’s Common Stock.

Fair value of warrants in excess of consideration for convertible preferred stock

During the six months ended June 30, 2016, upon the issuance of the Series C, the associated warrants were valued and that value exceeded the amount that was received by the Company for the Series C, in the amount of $1,767,575, fair value, and was expensed.

Liquidity and Capital Resources

Net cash used in operating activities increased $723,693 to $(281,449) for the six months ended June 30, 2017 as compared to $(1,005,142) for the six months ended June 30, 2016.  The increase resulted primarily from operational changes discussed previously as well as a reduction in option and warrant expenses and accretion of discounts on notes payable.

Net cash provided by financing activities decreased by $420,378 to $797,122 for the six months ended June 30, 2017 from $1,217,500 for the six months ended June 30, 2016.  Cash provided by financing activities during the six months ended June 30, 2016, consisted primarily of our Series C Preferred Stock offerings which raised $1,217,500, net of offering costs, while we only raised bridge loans of $281,000 during the six months ended June 30, 2017.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.

As of August 14, 2017 we had cash resources of approximately $600,000. If we are unsuccessful in either borrowing raising additional funds, we will not be able to fully implement our operating and marketing plans and we may cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our increase in compensation and our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to raise capital to support our operations and begin meaningful marketing of our products, and the condition of the capital markets for microcap companies. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2016. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

As of the six months ended June 30, 2017, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of six months ended June 30, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2017, the Company issued notes payable in the principal amount of $10,000 in exchange for a loan bearing 10% annual interest maturing June 30, 2017.

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

In May 2017, the Company issued notes payable in the principal amount of $60,000 in exchange for a loan bearing 10% annual interest maturing June 30, 2017.

In June 2017, the Company issued notes payable in the principal amount of $36,000 in exchange for a loan bearing 10% annual interest maturing June 30, 2017.

On June 30, 2017, notes payable in the amount of $360,000 were converted into 5,637,157 shares of the Company’s common stock and warrants to purchase 5,637,157 shares of the Company’s common stock (See Note 4).

On June 30, 2017, shareholders of Series C converted 1,537,500 shares of the Company’s common stock and warrants to purchase 6,175,000 shares of the Company’s common stock into 12,014,286 shares of common stock (See Notes 5, 6 and 7).

On June 30, 2017, shareholders of Series D converted 166,750 shares of the Company’s common stock and warrants to purchase 1,334,000 shares of the Company’s common stock into 1,810,429 shares of common stock (See Notes 5, 6 and 7).

On June 30, 2017, the Company sold 7,596,875 shares of the Company’s common stock for $516,122, net of stock issuance costs of $15,128.

On June 30, 2017, the Company converted $43,750 of Director’s fees payable into 625,625 shares of the Company’s common stock.

On June 30, 2017, the Company converted $68,500 of accounts payable to a consultant into 979,550 shares of the Company’s common stock and warrants to purchase 979,550 shares of the Company’s common stock at an exercise price of $0.15 and a term of five years.  In conjunction with this transaction, the consultant forfeited 450,000 options to purchase shares of the Company’s common stock and will also convert $31,500 of consulting fees into 450,450 shares of the Company’s common stock and warrants to purchase 450,450 shares of the Company’s common stock in equal increments through December 31, 2017.

All of the above securities were issued and sold to accredited investors in reliance upon the exemption from registration contained in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation	10-Q	8/19/15	3.1
3.2	Amended Certificate of Designation of Series A Preferred Stock	8-K	2/6/13	3.1
3.3	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	6/18/15	3.2
3.4	Certificate of Designation for Series B Preferred Stock, dated as of June 2015	8-K	6/18/15	3.3
3.5	Certificate of Designation for Series C Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016	8-K	2/10/16	3.1
3.6	Certificate of Designation for Series D Preferred Stock filed with the Nevada Secretary of State on December 5, 2016	10-K	4/12/17	3.9
3.7	Amended and Restated Bylaws,as amended	8-K	5/18/16	3.2
10.1	Form of Securities Purchase Agreement				Filed
10.2	Form of Warrant				Filed
10.3	Form of Securities Exchange Agreement dated May 30, 2017	8-K	5/31/17	10.1
10.4	Form of Conversion Agreement for Series C and D dated May 17, 2017				Filed
10.5	Business Consulting Services Agreement for Patrick White dated June 2, 2017				Filed
10.6	Consulting Agreement for Norman Gardner dated June 30, 2017				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive (906)				Furnished**
32.2	Certification of Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
———————

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

VERIFYME, INC.
Date: August 14, 2017	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer