Form 10-Q
period 2017-09-30
VerifyMe, Inc.
filed 2017-11-14
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY
14604
(Address of Principal Executive Offices)	(Zip Code)

(585)-736-9400
(Registrant’s Telephone Number, Including Area Code) 409 Boot Road Downingtown, PA, 19335

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,648,497 shares of common stock outstanding at October 24, 2017.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.
Condensed Balance Sheet
September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$759,698	$22,644
Prepaid expenses and other current assets	21,773	9,425
Inventory	31,997	17,093
TOTAL CURRENT ASSETS	813,468	49,162

PROPERTY AND EQUIPMENT
Capital equipment, net of accumulated depreciation of $203,223 as of
September 30, 2017 and December 31, 2016	-	-
OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$206,834 and $194,236 as of September 30, 2017 and December 31, 2016	219,354	231,952

TOTAL ASSETS	$1,032,822	$281,114

LIABILITIES AND STOCKHOLDERS'' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$892,057	$867,436
Notes payable net of discount of $0 and $60,931, as of September 30, 2017
and December 31, 2016	50,000	68,069
Embedded derivative liability	-	228,718
Warrant liability	59,104	394,744
TOTAL CURRENT LIABILITIES	1,001,161	1,558,967

STOCKHOLDERS' DEFICIT
Series A Convertible Prefeed Stock, $.001 par value, 37,164,767 shares authorized; 344,778 shares issued and outstanding as of September 30, 2017 and
397,778 shares issued and outstanding as of December 31, 2016	345	398

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.92 shares issued and outstanding as of September 30, 2017	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2017 and
1,912,500 issued and outstanding as of December 31, 2016	-	1,913

Series D Convertible Preferred Stock, $.001 par value; 6,500,000 shares authorized; 0 shares issued and outstanding as o f September 30, 2017
and 166,750 issued and outstanding as of December 31, 2016	-	167

Common stock of $.001 par value; 675,000,000 authorized; 48,218,497
and 8,681,236 issued, 47,867,957 and 8,330,696 shares outstanding	47,868	8,331
as of September 30, 2017 and December 31, 2016

Additional paid in capital	42,939,461	40,469,272

Treasury stock as cost( 350,540 shares at September 30, 2017 and
December 31, 2016)	(113,389)	(113,389)

Accumulated deficit	(42,842,624)	(41,644,545)

STOCKHOLDERS' EQUITY (DEFICIT)	31,661	(1,277,853)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)	$1,032,822	$281,114

See the accompanying notes to condensed financial statements

VerifyMe, Inc.
Condensed Statement of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

NET REVENUES
Sales	$392	$-	$392	$11,705
Royalties	-	-
TOTAL NET REVENUE	392	-	392	11,705

COST OF SALES	-			5,910

GROSS PROFIT	392	-	392	5,795

OPERATING EXPENSES
General and administrative (a)	242,401	107,340	872,767	357,723
Legal and accounting	51,926	71,005	143,132	303,932
Payroll expenses (a)	71,898	257,712	114,960	1,569,372
Research and development	15,933	-	33,243	211,881
Sales and marketing	-	15,177	-	226,951
Total Operating expenses	382,158	451,234	1,164,102	2,669,859

LOSS BEFORE OTHER INCOME (EXPENSE)	(381,766)	(451,234)	(1,163,710)	(2,664,064)

OTHER INCOME (EXPENSE)
Interest expenses	(5,000)	(1,000)	(217,316)	(3,000)
Change in fair value of warrants	1,783	(820,667)	103,527	2,499,790
Change in fair value of embedded derivative liability	-	(500,000)	79,420	239,000
Fair value of warrants in excess of consideration for
convertible preferred stock	-	-	-	(1,767,575)
	(3,217)	(1,321,667)	(34,369)	968,215

NET LOSS	(384,983)	(1,772,901)	(1,198,079)	(1,695,849)

INCOME (LOSS) PER SHARE
BASIC	$(0.01)	$(0.24)	$(0.06)	$(0.26)
DILUTED	$(0.01)	$(0.24)	$(0.06)	$(0.26)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	42,642,914	7,420,112	21,355,120	6,415,649
DILUTED	42,642,914	7,420,112	21,355,120	6,415,649

(a)	Includes shared based compensation of $101,229 and $ 452,949 for the three and nine months ended September 30, 2017 and $134,127 and $894,177 for the three and nine months ended September 30, 2016.

See the accompanying notes to condensed financial statements

VerifyMe, Inc.
Condensed Statement of Changes in Stockholders' Deficit
For the Nine Months Ended September 30. 2017
(Unaudited)

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2016 ( Audited)	397,778	$398	0.92	$-	1,912,500	$1,913	166,750	$167	8,330,696	$8,331	$40,469,272	$(113,389)	$(41,644,545)	$(1,277,853)

Conversion of Series A Convertible Preferred Stock	(53,000)	(53)	-	-	-	-	-	-	1,060,000	1,060	(1,007)	-	-	$-
Conversion of Series C Convertible Preferred Stock	-	-	-	-	(1,912,500)	(1,913)	-	-	12,014,286	12,014	(10,101)	-	-	$-
Effect of Conversion of Series C Convertible Preferred
Stock on embedded derivative liability	-	-	-	-	-	-	-	-	-	-	137,625	-	-	$137,625
Effect of Conversion of Series C Convertible Preferred														$-
Stock on warrant liability	-	-	-	-	-	-	-	-	-	-	189,008	-	-	$189,008
Conversion of Series D Convertible Preferred Stock	-	-	-	-	-	-	(166,750)	(167)	1,810,429	1,810	(1,643)	-	-	$-
Effect of Conversion of Series D Convertible Preferred														$-
Stock on embedded derivative liability	-	-	-	-	-	-	-	-	-	-	11,673	-	-	$11,673
Deemed dividend distribution upon issuance of warrants with
conversion of D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	43,105	-	-	$43,105
Sale of common stock	-	-	-	-	-	-	-	-	15,733,575	15,734	1,084,516	-	-	$1,100,250
Stock issuance costs	-	-	-	-	-	-	-	-	-	-	(17,453)	-	-	$(17,453)
Conversion of accounts payable into common stock	-	-	-	-	-	-	-	-	1,154,725	1,155	79,595	-	-	$80,750
Conversion of notes payable and accrued interest into common
stock	-	-	-	-	-	-	-	-	5,664,246	5,664	390,437	-	-	$396,101
Warrants issued in conjunction with notes payable	-	-	-	-	-	-	-	-	-	-	113,585	-	-	$113,585
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	440,664	-	-	$440,664
Restricted Stock awards	-	-	-	-	-	-	-	-	2,100,000	2,100	10,185	-	-	$12,285
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,198,079)	$(1,198,079)
	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2017 (Unaudited)	344,778	$345	0.92	$-	-	$-	-	$-	47,867,957	$47,868	$42,939,461	$(113,389)	$(42,842,624)	31,661

See the accompanying notes to condensed financial statements

VerifyMe, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,198,079)	$(1,695,849)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options and warrants issued in exchange for services	440,664	1,034,062
Common stock issued for services	12,285	20,775
Accretion of discount on notes payable	204,516	-
Change in fair value of warrant liability	(103,527)	(732,214)
Change in fair value of embedded derivative liability	(79,420)	(239,000)
Amortization and depreciation	12,598	22,852
Reversal of expense from forfeiture of restricted stock	-	(280,500)
Amortization of deferred compensation	-	563,942
(Increase) decrease in assets
Inventory	(14,904)	(30,692)
Prepaid expenses	(12,348)	5,625
Decrease in liabilities
Accounts payable and accrued expenses	111,472	115,886
Net cash used in operating activities	(626,743)	(1,215,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	281,000	-
Proceeds from sale of common stock	1,100,250	1,235,000
Stock issuance costs	(17,453)	(17,500)
Net cash provided by financing activities	1,363,797	1,217,500

NET INCREASE IN CASH AND
CASH EQUIVALENTS	737,054	2,387

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,644	4,152

CASH AND CASH EQUIVALENTS - END OF PERIOD	$759,698	$6,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$1,060	$883

Series B Convertible Preferred Stock converted to common stock	$-	$292

Series C Convertible Preferred Stock converted to common stock	$12,014	$1,050

Series D Convertible Preferred Stock converted to common stock	$1,810	$-

Security deposit offset against accounts payable	$-	$37,197

Accretion of discount on preferred stock as deemed dividend distribution	$-	$1,235,000

Deemed dividend distribution on issuance of common stock for conversion
of Series C and Series D	$525,630	$-

Revaluation of restricted stock units additional paid in capital and deferred
compensation	$-	$90,375
Forfeited restricted common stock	$-	$918,000
Revaluation of embedded derivative liability upon conversion of Series
C Convertible Preferred Stock	$137,625	$313,000
Revaluation of embedded derivative liability upon conversion of Series
D Convertible Preferred Stock	$11,673	$-
Revaluation of warrant liability upon conversion of Series C
Convertible Preferred Stock	$189,383	$-
Revaluation of warrant liability upon conversion of Series D
Convertible Preferred Stock	$43,105	$-
Warrants issued as discount to notes payable	$113,585	$-
Conversion of accounts payable and accrued expenses into
common stock	$80,750	$-
Conversion of notes payable and accrued interest to common stock	$396,101	$-

See the accompanying notes to condensed financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTCQB under the ticker symbol “VRME.”

The Company is a a pioneer in patented physical, cyber and biometric technologies that authenticate people and products. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting the identity of people in digital transactions. The Company is able to deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. The products can be used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials. In addition, the Company has begun developing comprehensive authentication security software and biometrics to secure physical and logical access to facilities, computer networks, internet sites, secure mobile banking transactions and other mobile applications such as social media verification. The Company has a patented methodology/process that gives a 99% confidence level based on biometrics and other proprietary user data as to the true identity of individuals that require authentication prior to making transactions, gaining access to computer networks or facilities, email, or any other process requiring a verifiable identity. In addition, the Company has secure technologies that authenticate, prevent product diversion and protect counterfeiting of labels, packaging, products, metal objects, secure documents etc. that need this type of technology protection. These particular technologies can be printed using traditional printing presses or high speed digital presses such as the HP Indigo press.  Secret invisible coding can be variable or static and they work in combination with secure QR codes for product checking and business intelligence data gathering. .

The Company has signed a five-year global contract with the Indigo division of HP Inc. HP Indigo incorporates the Company’s proprietary pigments into a security HP Electroink. The combination of the HP Indigo press and the VerifyMe patented ink provides a unique solution for packaging and label authentication against counterfeiting as well as item level serialization for diversion tracking which gives a traceable identity to each product. The Company will receive a royalty for each impression utilizing the ink from printers and brand owners. HP Indigo will market the technology globally to owners of the 6000 series of HP Indigo digital presses.     Management believes that this agreement will impact revenues beginning in 2018.  However, there can be no assurance that any revenues will be generated.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC). Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentations.

Basic and Diluted Net Income per Share of Common Stock

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” when reporting earnings per share resulting in the presentation of basic and diluted earnings per share. . Basic earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the number of additional shares that would have been outstanding if dilutive potential shares had been issued. In a loss period, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

As of September 30, 2017, there were approximately 72.0 million (25.0 million at September 30, 2016) shares potentially issuable pursuant to preferred share agreements, options, and warrants that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September, 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2017, and there was no accrual for uncertain tax positions as of September 30, 2017.  Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Notes payable; interest rate at 5% per annum; principal and accrued interest due at maturity on June 30, 2017	-	79,000
Less: Unamortized discount	-	(60,931)
	50,000	68,069
Less: Current portion	50,000	68,069
	$-	$-

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

On June 30, 2017, all of these notes payable (including the Note) amounting to $360,000 and converting at $390,000 plus accrued interest of $6,101, except for the $50,000 note payable from 2009, were converted into 5,664,246 shares of the Company’s common stock and warrants to purchase 5,664,246 shares of the Company’s common stock at an exercise price of $0.15, with a term of five years (See Note 8).

As of September 30, 2017, and December 31, 2016, accrued interest on notes payable was $32,667 and $29,968. Interest expense including accretion of debt discount for the three and nine months ended September 30, 2017 was $1,000 and $205,516.  Interest expense for the three and nine months ended September 30, 2016 was $1,000 and $2,000.

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

As of September 30, 2017, and December 31, 2016, the fair value of the embedded derivative liability was $0 and $228,718.  For the three and nine months ended September 30, 2017, the Company realized income of $0 and $79,420 relative to the embedded derivative liability.  For the three and nine months ended September 30, 2016, the Company realized loss of $500,000 and income of $239,000 relative to the embedded derivative liability.

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

Warrants exercisable for 627,451 shares of common stock associated with these Agreements are subject to anti-dilution adjustments outlined in the Agreements. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $2.4 million at December 31, 2012. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2017, and December 31, 2016, the fair value of the warrant liability was $33,099 and $22,063.

The 392,157 warrants associated with the Company’s Series A Convertible Preferred Stock were also classified as a liability since they were subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $2,995,791 at January 31, 2013. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2017, and December 31, 2016 the fair value of the warrants was $20,686 and $18,107.

On January 1, 2014, the Company issued warrants to purchase 74,697 shares of Common Stock as consideration for technology received from VFM under the VFM Patent and Technology License Agreement dated December 31, 2012. The warrants were exercisable at $0.10 per share. The warrants are subject to anti-dilution adjustments outlined in the VFM Patent and Technology Agreement. In accordance with FASB ASC 815, the warrants were classified as a liability with an initial fair value of $444,000, which was immediately expensed as research and development costs. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2017, and December 31, 2016, the fair value of the warrant liability was $5,076 and $4,885.

Warrants to purchase 3,529 shares of Common Stock associated with the notes payable incurred on August 5, 2014, were revalued and at September 30, 2017 and December 31, 2016, the fair value of those warrants was $243 and $262.

In conjunction with the issuance of Series C, the Company issued warrants to purchase 3,087,500 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $1,767,576, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017, and December 31, 2016, the fair value of the warrant liability was $189,383 and $285,290.  On June 30, 2017, the Company cancelled the outstanding warrants to purchase 3,087,500 of the Company’s common stock related to the Series C and issued 6,175,000 shares of the Company’s common stock which is equivalent to two times the previously outstanding warrants for the Series C.  The common stock was valued at $432,250 based on the closing price of the Company’s common stock of $0.07 on June 30, 2017 and was recorded as a deemed dividend distribution.  The net effect in additional paid in capital relating to this transactions was $0, as both sides of the entry affected additional paid in capital.  In addition, the warrant liability write off of $189,008 was recorded as a negative deemed dividend distribution.

In conjunction with the issuance of Series D, the Company issued warrants to purchase 667,000 shares of the Company’s Common Stock.  The warrants are subject to anti-dilution adjustments outlined in the warrant agreement. In accordance with FASB ASC 815 and ASU 2014-16, the warrants were classified as a liability with an initial fair value of $181,942, which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2017, and December 31, 2016, the fair value of the warrant liability was $43,105 and $64,137.  On June 30, 2017, the Company cancelled the outstanding warrants to purchase 667,000 shares of the Company’s common stock related to the Series D and issued 1,334,000 shares of the Company’s common stock, which is equivalent to two times the previously outstanding warrants for the Series C.  The common stock was valued at $93,380 based on the closing price of the Company’s common stock of $0.07 on June 30, 2017 and was recorded as a deemed dividend distribution.  The net effect in additional paid in capital relating to this transactions was $0, as both sides of the entry affected additional paid in capital.  In addition, the warrant liability write off of $43,105 was recorded as a negative deemed dividend distribution.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

Subscription Agreement

The Company entered into a Subscription Agreement with VerifyMe, Inc., a Texas corporation (“VFM”) on January 31, 2013 (the “Subscription Agreement”). Under the terms of the Subscription Agreement, VFM purchased 392,157 shares of Series A Convertible Preferred Stock post 85-for-1 reverse stock split and a warrant to purchase 392,157 shares of Common Stock post 85-for-1 reverse stock split at an exercise price of $10.20 per share, for $1 million.

Series A Convertible Preferred Stock

On January 6, 2017, 13,000 shares of Series A Convertible Preferred Stock were converted into 260,000 shares of the Company’s Common Stock.

On March 29, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

On May 9, 2017, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

There were no conversions of Series B Convertible Preferred Stock during the nine months ended September 30, 2017.

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

On June 30, 2017, notes payable in the amount of $360,000 which converted at $390,000, were converted into 5,664,246 shares of the Company’s common stock and warrants to purchase 5,664,246 shares of the Company’s common stock (See Note 4).

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

During the nine months ended September 30, 2017, the Company sold an aggregate of 15,733,575 shares of the Company’s common stock and warrants to purchase an aggregate of 15,733,575 of the Company’s common stock for $1,100,250.  The Company recognized stock issuance costs of $17,453, which were recorded as a reduction to additional paid in capital.

The following table summarizes the activities for our warrants for the nine months ended September 30, 2017:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance, December 31, 2016	9,216,452	$1.82	3.7	$10

Granted	29,802,546	0.12
Cancelled	(3,754,500)	0.40

Balance, September 30, 2017	35,264,498	$0.12	4.4	$158

Exercisable at September 30, 2017	35,264,498	$0.11	4.6	$6

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.08 for our common stock on September 30, 2017.

All warrants were vested on the date of grant.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$-	$-	$-	$-	$228,718	$228,718
Derivative liability related to fair value of warrants	-	-	59,104	59,104	-	-	394,744	394,744

Total	$-	$-	$59,104	$59,104	$-	$-	$623,462	$623,462

		Total
Balance at December 31, 2016		$623,462
Reduction in value resulting from conversion of Preferred Series C and D shares		(381,411)
Change in fair value of derivative liabilities		(182,947)

Balance at September 30, 2017		$59,104

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2017.

As of September 30, 2017, some of the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2017	December 31, 2016
Annual Dividend Yield	0.0%	0.0%
Expected Life (Years)	0.75 - 1.9	2.0 - 3.0
Risk-Free Interest Rate	1.3% - 1.5%	1.1% - 1.3%
Expected Volatility	199%	178.5% - 179.3%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. Theexpected life was based onthe remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

NOTE 10 – STOCK BASED COMPENSATION

 During the nine months ended September 30, 2017, the Company granted 19,950,000 options at an average exercise price of $0.07 and cancelled/ forfeited 1,219,117 options resulting in 22,013,530 options outstanding at September 30, 2017.

During the three and nine months ended September 30, 2017, $101,229 and $452,949 respectively, was charged to operations as stock based compensation costs for the options and the restricted shares granted. At September 30, 2017, there was approximately $883,018 of unrecognized compensation cost related to non-vested options and stock grants that is expected to be recognized over a period of approximately five years.

The Company granted 2,100,000 shares of restricted stock with a fair value of $73,710 to its directors that vest over a year.

A restricted stock award is an award of common shares that are subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares on non-vested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are currently issued and outstanding. The Company’s restricted stock awards vest of a period of one to three years. The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse with corresponding credit to additional paid in capital. For these purposes, the fair market value of the restricted stock is determined on the Closing price of the Company’s common stock on the grant date.

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, the Company sold an aggregate of 1,430,000 shares of the Company’s common stock and warrants to purchase an aggregate of 1,430,000 of the Company’s common stock for $100,000.

In November 2017, the Company adopted the 2017 Equity Incentive Plan Covering 13 million shares of common stock issuable upon exercise of options and grant of restricted stock and other equity awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
VerifyMe is a technology pioneer in patented physical, cyber and biometric technologies that authenticate people and products. . This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of a person’s identity in digital transactions. We can deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials. In addition, the Company has begun developing comprehensive authentication security software which utilizes biometrics and other data pertaining to an individual to provide confidence that the physical access or transactions are properly secured, This includes secure physical and logical access to facilities, computer networks, internet sites, social media, financial banking transactions and mobile applications.

The challenges associated with digital access control and identity theft are problems that are highly relevant in the world today. Businesses, consumers, citizens, employees and government entities   demand comprehensive solutions that are reliable but not intrusive. The current widespread use of passwords or PINs for authentication has been proven insecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, creating banking transactions, using social media, crossing borders, accessing services or logging into online accounts or corporate resources. They expect those experiences to ensure the protection of their privacy and to provide uncompromising confidentiality.

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

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including from currency, passports, ID cards, cosmetics, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation as the crime of the twenty-first century, product counterfeiting accounts for an estimated 2.5% of global trade or $461 billion and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, cosmetics, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through licenses of our technology or through direct sales of our technology.

Our physical technologies involve the utilization of invisible and/or color shifting/changing inks, which are compatible with today’s printing machines including high speed digital presses such as the HP Indigo. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, ink jet and laser. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

Our patented digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license.  These mechanisms may include biometric factors, knowledge factors, possession factors and location factors.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended September 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2017 and 2016, we generated revenue of $392 and $0, respectively.  For the three months ended September 30, 2017 and 2016, we had a net loss of $384,983 and $1,772,901, respectively.

General and Administrative Expenses

General and administrative expenses increased by $135,061 to $242,401 for the three months ended September 30, 2017 from $107,340 for the three months ended September 30, 2016. The increase resulted primarily from an increase in consulting expenses. During the the three months ended September 30, 2017, we focused on raising capital and restarting our business under new management.

Legal and Accounting

Legal and accounting fees decreased $19,079 to $51,926 for the three months ended September 30, 2017 from $71,005 for the three months ended September 30, 2016. The decrease in legal and accounting fees between the periods was primarily a result of transaction costs incurred in the third quarter quarter of 2016, which were not incurred during the 2017 period.

Payroll Expenses

Payroll expenses were $71,898 for the three months ended September 30, 2017, a decrease of $185,814 from $257,712 for the three months ended September 30, 2016.  The decrease is the result of the reduced executives during 2017. Going forward we expect payroll expenses to increase.

Research and Development

Research and development expenses were $15,933 and $0 for the three months ended September 30, 2017 and 2016.  The increase was a result of additional product development activities in 2017.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2017 were $0 as compared to $15,177 for the three months ended September 30, 2016. The decrease relates to cost containment procedures associated with travel and minimal marketing activities.

Interest Expense

During the three months ended September 30, 2017, the Company incurred interest expense of $5,000 as compared to $1,000 for the three months ended September 30, 2016.

Change in Fair Value of Warrants

During the three months ended September 30, 2017, the Company reported an unrealized non-cash loss on the market value of warrants of $1,783 as compared to a loss of 820,667 for the three months ended September 30, 2016.  The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM.  Significant number of warrants were converted as of June 30, 2017, thereby reducing the number of warrants and the resulting valuation.

Change in Fair Value of Embedded Derivative Liability

During the three months ended September 30, 2017, the Company did not have any unrealized gain or loss for the change in the fair value of the embedded derivative liability as compared to a loss of $500,000 for the three months ended September 30, 2016.  The change was due to elimination of derivative liability upon conversion related to host instruments in June 2017.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the nine months ended September 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2017 and 2016, we generated revenues of $392 and $11,705, respectively.  For the nine months ended September 30, 2017 and 2016, we had a net loss of $1,198,079 and $1,695,849.

General and Administrative Expenses

General and administrative expenses increased $515,044 to $872,767 for the nine months ended September 30, 2017 from $357,723 for the nine months ended September 30, 2016. The increase resulted primarily from an increase in consulting expenses. During the nine months ended September 30, 2017, we focused on eliminating toxic convertible preferred stock, raising capital and restarting our business under new management.

Legal and Accounting

Legal and accounting fees decreased $160,800 to $143,132 for the nine months ended September 30, 2017 from $303,9327 for the nine months ended September  30, 2016. The decrease in legal and accounting fees between the periods was primarily a result of transaction costs incurred in 2016, which were not incurred during the 2017 period.  Our legal fees were high during the nine months ended September 30, 2017 as a result of the complexities stemming from our Series C and D Convertible Preferred Stock and negotiations to eliminate them in June 2017.

Payroll Expenses

Payroll expenses were $114,960 for the nine months ended September 30, 2017, a decrease of $1,454,412 from $1,569,372 for the nine months ended September 30, 2017.  The decrease is the result of the reduced executives, during 2017. Going forward we expect payroll expenses to increase.

Research and Development

Research and development expenses were $33,423 and $211,881 for the nine months ended September 30, 2017 and 2016, a decrease of $178,638.  The decrease is a result of cost containment procedures and research and development programs being reduced to a minimum.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2017 were $0 as compared to $226,951 for the nine months ended September 30, 2017, a decrease of $226,951. The decrease relates to cost containment procedures associated with travel and minimal marketing activities.

Interest Expense

During the nine months ended September 30, 2017, the Company incurred interest expense of $217,316 as compared to $3,000 for the nine months ended September 30, 2016, an increase of $214,316. The increase in interest expense was a result of the Company resorting to debt to fund its operations during the fourth quarter of 2016 and the first half of 2017.

Change in Fair Value of Warrants

During the nine months ended September 30, 2017, the Company reported an unrealized gain on the market value of warrants of $103,527 as compared to a gain of $2,499,970 for the nine months ended September 30, 2017, a decrease in the gain of $2,396,263. The change primarily resulted from the valuation of warrants associated with the Investment Agreement entered into on December 31, 2012 with VerifyMe, Inc. – Texas (“VFM”) and the Subscription Agreement entered into on January 31, 2013 with VFM.  The value of these warrants has decreased less substantially during the nine months ended September 30, 2017 than during the nine months ended September 30, 2016.

Change in Fair Value of Embedded Derivative Liability

During the nine months ended September 30, 2017, the Company reported an unrealized gain of $79,420 for the change in the fair value of the embedded derivative liability as compared to a gain of $239,000 for the nine months ended September 30, 2016.  This change is related to an increase in the value of the beneficial conversion option related to the 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C”), issued in February 2016 and the Series A Preferred Stock issued in conjunction with the Subscription Agreement entered into on January 31, 2013 with VFM. The change, in part, was due elimination of derivative liability upon conversion related host instruments in June 2017 and due to the decrease in the trading price of the Company’s Common Stock.

Fair value of warrants in excess of consideration for convertible preferred stock

During the nine months ended September 30, 2016, upon the issuance of the Series C, the associated warrants were valued and that value exceeded the amount that was received by the Company for the Series C, in the amount of $1,767,575, fair value, and was expensed.

Liquidity and Capital Resources

Our working capital deficiency at September 30, 2017 was approximately $188,000 compared to a deficiency of $1,510,000 at December 31, 2016. The decreased in working working capital deficiency was due to additional equity capital we raised in 2017 offset bey operating losses

Our operations used approximately $627,000 of cash during the nine months ended September 30, 2017 compared to approximately $1,215,000 during the comparable period in 2016. During nine months ended September 30, 2017, our operations, adjusted for non-cash items, cash used approximately $711,00 of cash and changes in working capital items provided cash of approximately 84,000. During the nine months ended September 30, 2016, our operations, adjusted for non-cash items, used cash of approximately $1,306,000 and changes in working capital items provided cash of approximately $91,000.

 During the nine months ended September 30, 2017, we sold an aggregate of 15,733,575 shares of our common stock and warrants to purchase an aggregate of 15,733,575 of our common stock for $1,100,250. In addition, we raised bridge loans of $281,000 during the nine months ended  which was settled by conversion to shares of our common stock on June 30, 2017. Cash provided by financing activities during the nine months ended September 30, 2016, consisted primarily of our Series C Preferred Stock offerings which raised $1,217,500, net of offering costs

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.

As of November 6, 2017, we had cash resources of approximately $732,000. To fund our operations for the next 12 months, to allow us to continue the development of its business plans and satisfy its obligations on a timely basis we need to raise additional financing. Should additional financing not be available, we will not be able to implement implement our operating and marketing plans. There can be no assurance that we will be to obtain additional financing.

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

Off-Balance Sheet Arrangements

As of the six months ended September 30, 2017, we do not have any off-balance sheet arrangements.

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

We account for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees”. Under FASB ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of nine months ended September 30, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold an aggregate of  9,849,125 shares of the Company’s common stock and warrants to purchase an aggregate of 9,849,125 of the Company’s common stock for $688,750.

The Company granted a total of 2,100,000 shares of restricted stock to its directors (except its Chairman and Chief Executive Officer) that vest over a year

The Company entered into an consulting agreement with Keith Goldstein dated September 1, 2017 under which the Company granted him 2,000,000 five-year stock options exercisable at $0.04, subject to execution of the Company’s standard Stock Option Agreement.

All of the above-mentioned securities were issued and sold to accredited investors in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder. All of the above-mentioned securities were acquired for the purpose of investment and not with a view to distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

ITEM 6. EXHIBITS		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation	10-Q	8/19/15	3.1
3.2	Amended Certificate of Designation of Series A Preferred Stock	8-K	2/6/13	3.1
3.3	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	6/18/15	3.2
3.4	Certificate of Designation for Series B Preferred Stock, dated as of June 2015	8-K	6/18/15	3.3
3.5	Certificate of Designation for Series C Preferred Stock, filed with the Nevada Secretary of State on January 27, 2016	8-K	2/10/16	3.1
3.6	Certificate of Designation for Series D Preferred Stock filed with the Nevada Secretary of State on December 5, 2016	10-K	4/12/17	3.9
3.7	Amended and Restated Bylaws	8-K	8/15/17	3.1
10.1	Form of Employment Agreement with Patrick White dated 8/9/17 +				Filed
10.2	Form of Consulting Agreement with Vasan Thatham dated 8/16/17 +				Filed
10.3	Form of Compensation Agreement with Howard Goldberg dated 10/6/17 +				Filed
10.4	Form of Consulting Agreement with Keith Goldstein dated 09/1/17 +				Filed
10.5	Form of Consulting Agreement with Norman Gardner dated 6/29/17 +				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive (906)				Furnished**
32.2	Certification of Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
———————
**          This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

 + Compensation Agreement.
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

          VERIFYME, INC.

Date: November 14, 2017	By: /S/ Patrick White Patrick White Chief Executive Officer By/S/ Vasan Thatham Vasan Thatham Chief Financial Officer