Form 10-K
period 2017-12-31
VerifyMe, Inc.
filed 2018-04-16
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 0-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

 75 S. Clinton Avenue Rochester, NY  14604
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (585) 736-9400

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,941,452 as of June 30, 2017 based on the price in which the common stock of the registrant was last sold as reported by the OTCQB. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 84,896,325 shares of common stock outstanding as of the close of business on April 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

VERIFYME, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2017

PART I

ITEM 1. BUSINESS.

Overview

 VerifyMe, Inc. (the “Company,” “VerifyMe,” “we,” “us,” or “our”) is a technology pioneer in the brand protection/anti-counterfeiting industry. The Company was formed as LaserLock Technologies, Inc., in Nevada on November 10, 1999.  For the last three years the Company has been engaged in researching, developing, and monetizing products in the brand protection and anti-counterfeiting industry. This broad market encompasses identifying and preventing counterfeiting of physical and material goods and products, as well as identifying counterfeiting in digital transactions. We have the ability to deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for both digital and physical transactions. Our products can be used to print, secure and covertly serialize labels and packaging for brand owners, manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to securely process digital financial transactions, provide secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

The challenges associated with digital access control and identity theft are problems that are highly relevant in the world today. Consumers, citizens, employees, governments and employers demand comprehensive solutions that are reliable but not intrusive. The current widespread use of passwords and personal identification numbers, or PINs for authentication has proven to be unsecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, creating financial transactions, banking, crossing borders, accessing services or logging into online accounts or corporate resources. They expect those experiences to ensure the protection of their privacy and to provide uncompromising confidentiality.

Our physical technologies we own enable businesses to reconstruct their overall approaches to security—from brand protection and counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., banking,  gaming, apparel, tobacco, fragrances, food, beverages, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We can generate sales through licenses of our technology and through direct sales of our technology to global brand owners, label and packaging printers.

Our physical technologies involve the utilization of invisible and/or color changing inks, which are compatible and printed with today’s digital and standard printing presses. The inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and laser. Based upon our experience, we believe that the ink technologies may be incorporated into most existing manufacturing processes.

In February 2018, we entered into a reseller agreement with a global label manufacturer (the “GLM”). This particular label printer has major brand owners as clients which can utilize our technologies to protect their product labels and packaging from counterfeiting and product diversion. This label printer owns and operates printers and manufacturing equipment which can implement the Company’s technology. This reseller also has manufacturing facilities around the globe.

In March 2018 we entered into a strategic partnership with S-One Labels & Packaging, a division of S-One Holdings Corporation (“S-One”). S-One provides companies with product and sales channels, technical and marketing support, digital development support, and distribution channels through the other companies which have partnered with S-One. S-One will provide the Company with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One will act as a sales and marketing contractor for the Company’s printed products and services on a global basis and will assist the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with global and domestic print providers and brand owners.

Physical Security Technology

In September of 2017 we announced a five-year contract with the Indigo Division of HP Inc. (NYSE:HPQ) ("HP Indigo") a global printing technology leader.  HP Indigo is a leader in manufacturing digital printing presses.  These presses print both static and variable high-quality images such as personalized labels and packaging for major brand owners.  Our technology was tested and approved by HP Indigo for use on the HP Indigo 6000 series press models.

This press is mainly used to print labels and packaging for major world-wide brand owners.  HP Indigo and VerifyMe incorporate VerifyMe's pigment products with HP Indigo's ElectroInk to be used for packaging, label authentication, anti-counterfeiting, anti-diversion and covert item level serialization for supply chain and distribution security.

This solution will be marketed as RainbowSecure™ powered by HP Indigo and sold globally by VerifyMe to HP Indigo customers. The solution includes a HP Indigo security ElectroInk as well as VerifyMe's readers and authentication tools that can be used in conjunction with the security ElectroInk. Both companies will provide support to HP Indigo customers that use the RainbowSecure™ solution on HP Indigo's digital printing presses.

The HP Security ElectroInk containing RainbowSecure™ is in an ink canister that is mounted into the digital Indigo printing press along with the other traditional ink stations.  Since the HP Indigo is a digital press, the VerifyMe RainbowSecure™ technology prints covert serialization numbers, codes or images either fixed or variable mainly on labels and packaging which are revealed when using VerifyMe’s hand-held authentication devices.

As an add-on track and trace feature of our RainbowSecure™ covert imaging, VerifyMe has contracted with Micro Focus International PLC (NYSE:MFGP), a global software developer to utilize their visible QR code system called Global Protected Authentication System (“GPAS”) which is printed on labels and packaging along with our covert RainbowSecure™ to store our hidden covert serial number in the cloud for product diversion investigators to authenticate with a proprietary app on a mobile device.  The Micro Focus “GPAS” Global Product Authentication Service allows customers to use their smartphone to scan a product’s QR code or send the code via a text message. Immediate results help verify whether the product is real or counterfeit. This helps save customers from potential physical harm and businesses from facing lawsuits, loss of revenue and brand erosion.  In addition to the anti-counterfeiting image, the Micro Focus Track and Trace software has a “Big Data” gathering system with real-time analytics which geographically locate and identify counterfeiting activity by using an easily configured rules engine.  VerifyMe’s covert or invisible RainbowSecure™ system works as an extra layer of protection for the GPAS system.  When a professional product investigator scans the Micro Focus visible QR code with a special app on a smart phone it brings him to the VerifyMe secure cloud application to see what the hidden serialization number printed by the HP Indigo is for that particular label or package.  The product investigator then uses the VerifyMe RainbowSecure™ reading device to compare the hidden serialization number against the cloud number to prove authenticity.

Under the contract with Micro Focus, VerifyMe has a re-seller agreement where VerifyMe sells the combined Micro Focus GPAS system with our RainbowSecure™ identifier under the name VeriPAStm.

Under the terms of the Company’s; agreement with the GLM, the GLM will be able to create and print labeling containing the VerifyMe RainbowSecure™ ink technology.

HP has their own QR code track and trace system called, “HP Link Technology”.  HP Link competes with the Micro Focus GPAS system.  VerifyMe is in early discussions to build a similar covert serialization number layer utilized in the Micro Focus GPAS system into HP Indigo’s Link system.

We believe that the physical technologies we own, coupled with our new five-year contract with HP Indigo we will enable brand owners to securely prevent counterfeiting and alleviate the brand owner’s liability from counterfeit knockoffs which physically harm consumers.  Our covert technologies give the brand owner the ability to prove that the product causing an issue is authentic or made by a counterfeiter.

In addition to packaging and labels our physical security printing technologies can be applied to authenticate important credentials such as driver’s licenses, plastics, metal, apparel, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. With our new partnerships described in this annual report (the “Annual Report”), our goal is to generate revenue through licenses and royalties of our technology and through direct sales of our technology.

Anti-Counterfeiting Technologies and Products

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents and products.  We have broken the current state of counterfeiting into two types.  The first type is what we call “Traditional Counterfeiting” These include mainly paper type documents and instruments such as bank checks, birth certificates, credentials, identification documents, stock certificates, currency, lottery tickets, credit cards, driver’s licenses, event and transportation tickets, coupons, and travelers’ checks.  As you can see most of the Traditional Counterfeiting targets are mainly paper type instruments which can be traditionally copied, scanned, color copied, hand drawn, etc. by both professional and consumers alike.  The other type of counterfeiting we call “Modern Counterfeiting”.  Although Traditional Counterfeiting targets are extremely important and cause mainly financial harm, “Modern Counterfeiting” targets on the other hand are much more sophisticated.  Both organized crime, consumers, small and large businesses and even governments partake in Modern Counterfeiting.  Modern Counterfeiting consists of the actual counterfeiting of major brand owner’s products such as expensive luxury items like jewelry, purses, military items (sabotage), drug manufacturing, consumables like tobacco, alcohol, golf clubs and even food and beverages.  Not only is the packaging and labeling counterfeited, the actual products are counterfeited.  The modern counterfeiter has become the scourge of the earth.  There are even reports of whole companies being counterfeited.  People are getting sick and sometimes even killed with counterfeit cough syrup, watered down cancer drugs and even toothpaste containing poisonous substances.

Not only are consumers at risk, brand owners are also at risk.  Normally brand owners feel a financial impact when someone is selling or diverting their products by counterfeiters.  The financial impact seems to be the lesser of the risk factors.  The additional more impactful risk facing brand owners and drug manufacturers is the liability issue.  A brand owner may be called to a court room to prove that a product is authentic or counterfeit to avoid major liability exposure in the form of judgements and fines as well as the extremely severe negative marketing exposure for such issues.

Brand owners do not want their products published as the name of a product that injured or harmed a consumer.  Our covert RainbowSecure™ technology can be utilized by brand owners to authenticate products, labels and packaging in those circumstances.  We believe that losses and liability from such counterfeiting is increasing substantially with improvements in counterfeiting technology as well as the proliferation of highly skilled and well-funded counterfeiters.  It is therefore imperative that all brand owners, beverages, food and drug manufacturers utilize the best counterfeit prevention technologies available for their products.

We believe that our physical and material goods anti-counterfeit technologies may be useful to businesses desiring to authenticate a wide variety of materials and products. The best solution for brand owners and manufacturers is to layer as many technologies as they can to protect their products.  Our technologies include (1) a technology utilizing invisible ink taggant that can be revealed by use of a special calibrated laser light for authentication purposes, (2) an ink technology, which allows invisible codes to be printed and (3) a color changing technology that is activated by certain types of lights. All of those technologies cannot be copied or scanned by the counterfeiter.  We believe the useful life of our technologies on a label or package is at least 20 years.  Our technologies can be printed on labels and packaging and can also be applied to metals, plastics and textiles. Other possible variations of our laser-based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner that permits manufacturers and distributors to track the movement or pinpoint geographically where counterfeiting of products is occurring.  We can track and trace from production to ultimate consumption when coupled with our VeriPAStm proprietary software.

Due to a recently signed contract with HP Indigo and Micro Focus, VerifyMe RainbowSecure™ technology can now be printed variably on high-speed, high-quality labels and packaging.  Our technology cannot be seen by the human eye and requires special authentication equipment to see in labels and packaging which can be authenticated via a secure cloud process.  Brand owners can not only prove the authenticity of a product, but it can also prevent product diversion and enhance track and trace operations which generates business intelligence as to where counterfeiting is occurring around the globe.  These contracts give the Company the ability to secure, protect and identify the labels and packages of drugs, cosmetics, food, beverages and all other consumable products.  We are now working with HP Indigo to roll out the technology to their 6000 series Indigo owners.  Micro Focus is also now marketing our combined track and trace solution. S-One will also provide VerifyMe with a global and sales and marketing reach for this solution.

Physical and Material Goods Anti-Counterfeit Industry — Overview

The U.S. is projected to remain the largest single consumer of security services and products in the world. One of the most important new areas of expansion is in the area of authentication, which is the act of confirming that objects such as currency, passports, casino chips, credit cards, stock certificates, pharmaceuticals, stamps, identification cards, lottery tickets, and so forth, are real and not forgeries. With the advent of new technologies, including the color copier and other printing technologies and templates and the availability of the Internet, counterfeiters have had access to technologies which make it easier to produce counterfeit items. Counterfeiters are often located in foreign nations where counterfeiting is subject to little or no viable threat of prosecution.

While some currency and credit cards have introduced holograms, seals, and embedded strips in order to add a level of protection, most such methodologies are expensive and, in some cases involve a time-consuming production process. In other instances, such as when printing cigarette tax stamps or hundreds of millions of pieces used in a popular restaurant chain’s contest game pieces, the authentication process must be extremely inexpensive and easy to use or it will not be cost effective. Currently many national currencies lack a sufficient layer of protection to deter counterfeiting and can easily be counterfeited.

Two major trends

Major shifts are occurring in how counterfeit products enter the hands of consumers. First, many consumers are purchasing counterfeit products online.

According to the International Trademark Association, $460 billion worth of counterfeit goods were bought and sold last year. Not surprisingly, much of it happened online.

A new study from Red Points, a brand-protection firm based in Barcelona, Spain, shines a light into this shadowy realm. Using data generated by its custom-built web crawlers that search for fake merchandise on behalf of its 200 clients, Red Points compiled a Top 10 list of sites where counterfeit goods are most frequently bought and sold.  In fact, six of the 10 sites on the list are headquartered in the Far East—China in particular, which has a long-standing reputation for counterfeit production and what you might call a relaxed attitude toward intellectual property.

The Red Points’ study also identified the most commonly counterfeited goods. As it turns out, the most knocked-off item isn’t a designer handbag, but sneakers.

Second, biometric technology is becoming increasingly popular which can tie individuals to their documents and transactions. VerifyMe has multi-factor technology using biometrics in their digital verification technology. Credit card manufactures are working on a fingerprint activated card.  Apple has added both fingerprint and face recognition capture technology for access and transactions. The Company’s entry into the biometrics technology business is further described under the section “Digital Technology”.

A report commissioned by the International Trademark Association and the International Chamber of Commerce, said the global economic value of counterfeiting and piracy could reach $2.3 trillion by 2022. The global value of the counterfeit market in 2015 stood at $1.7 trillion. A February 2017 report, by research firm Frontier Economics, said the wider social, investment and criminal enforcement costs could take the total to $4.2 trillion, leaving at risk about 5.4 million "legitimate jobs". A recent report by the U.N. Office on Drugs and Crime says, “counterfeit goods and fraudulent medicines pose a serious risk to public health and safety”.

While deaths and sickness have been reported from key foods such as baby milk powder in Asia, the full human toll as a result of fake mechanical, food and medicines is unclear.

The UNODC and the World Customs Organization estimate 75 percent of counterfeit products seized worldwide in 2010 were manufactured in East Asia, mostly in China.

Counterfeiting is a continuously evolving economic crime. It presents companies, governments and individuals with a unique set of problems and has become a sophisticated network of counterfeiting.  Counterfeiting devalues corporate reputations, hinders investment, and imposes costs upon many people every year.

The Size of the Market Opportunity

The global anti-counterfeit packaging market was estimated at $107.26 Billion in 2016 and is projected to reach $206.57 Billion by 2021, at a compound annual growth rate of 14.0%. The base year considered for the study is 2015 with the market size projected from 2016 to 2021 based on a report by marketsandmarkets.com.

Based on Technology, the label and packaging market has been segmented as follows:
•	Coding & printing technology (Track and Trace)
•	RFID
•	Hologram
•	Security labels
•	Packaging design
•	Others (digital mass sterilization, digital mass encryption, and surveillance technologies)

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

We operate in the chemical technologies and security ink sectors of the industry. Products in this industry change color when exposed to either heat or light and revert to their original color when exposed again. Generally, the effect is reversible as often as required. Inks have also been developed that are invisible to the human eye, but which can be read by bar-code scanners. These have been used in the fragrance and pharmaceutical industries to authenticate products. Other reactive inks change color when brought into contact with specific substances, such as ink from a felt-tipped pen.

The anticounterfeit packaging industry is segmented into the following:
•	Coding
•	Printing technology (Identifiers)
•	Radio Frequency Identification (“RFID”)
•	Hologram
•	Security labels
•	Packaging design
•	Others (digital mass sterilization, digital mass encryption, and surveillance technologies)

We operate in the coding & printing technology, security labels segments in the anti-counterfeit packaging industry.

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

Identification Cards and Secure Documents

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. For instance, Havocscope, a company that collects black market intelligence and identifies security threats, reports that the value of counterfeit identification and passports in the United States is approximately $100 million. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. To highlight the size of the problem, in April 2012 the European Parliament estimated that of the 6.5 million biometric passports in circulation in France, between 500,000 and one million are counterfeit, having been obtained using counterfeit documents. Our overt and covert ink pigment platform can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our pigment solution cans be used for many types of identification and official documents, such as:

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

Based on this growing threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals.  These systems are often referred to as serialization, or in the United States as e-Pedigree (electronic pedigree).  One jurisdiction that has enacted such regulations is California, which passed legislation requiring all “dangerous drugs” (defined as all prescription drugs) that are distributed in California must be serialized and have an electronic pedigree by January 1, 2016 and with limited exceptions cannot be sold by a pharmacy without a pedigree after July 1, 2017.

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

The Federal Drug Administration (“FDA”) is currently implementing Title II of the Drug Quality and Security Act, entitled the “Drug Supply Chain Security Act.” This regulation requires drug manufactures to add product identifiers, such as our RainbowSecure™ technology as well as our VeriPAStm track and trace system, to certain prescription drug packages beginning in November 2017. Re-packagers must begin adding product identifiers in November 2018. We plan on selling directly to the pharmaceutical industry and their printers. We will also engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry. The FDA intends to continue implementing the Drug Supply Chain Security Act to ensure that a full electronic identification system for prescription drugs is implemented by 2023.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer-packaged goods, especially in the luxury retail and apparel industries.  Our unique ink pigments can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well to track products that have been lost in transit, whether misplaced or stolen.

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

The Opportunity

As counterfeiting continues to increase and losses to manufacturers and others continue to escalate, we believe that those entities will seek better technologies to minimize their exposure. These technologies, however, must also be cost-effective, easy to integrate, and highly resistant to counterfeiting themselves. We offer products in two related market segments. We offer security Ink taggants in the Anti-Counterfeiting/Authentication Industry and we offer a software product called VeriPAStm in the identifier/track and trace industry.

Track and Trace Solutions Market worth 3.93 Billion USD by 2023
According to a report prepared and published by Marketandmarkets.com, the track and trace solutions market is projected to reach USD 3.93 Billion by 2023 from USD 1.65 Billion in 2018, at a compound annual growth rate of 18.9%.

Our Solutions
In the areas of authentication and serialization of physical goods, we offer clients the following products as anti-counterfeit systems:
•	RainbowSecure™
•	SecureLight™
•	SecureLight+™
•	Authentication tools
•	VeriPAStm Global Product Identifier, Track and Trace System

RainbowSecure™ technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. It has been widely accepted in the gaming industry, where the technology has been used by casinos to protect their chips, dice, and playing cards from fraud.

In 2017, VerifyMe signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series digital Presses.  In January 2018, VerifyMe signed a contract with Micro Focus to use RainbowSecure™ in their Global Product Authentication, Track and Trace system (software). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure™ is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, labels, packaging, textiles, plastics and metal products which need authentication.

SecureLight™ technology was developed as a result of our investment in new proprietary color changing inks that could penetrate broader markets and result in far greater revenues. During the past nine years, we have refined our technologies and their applications, and now have what we believe to be the easiest, most cost effective and efficient authentication technologies available in the world today. Our technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect apparel, pharmaceuticals, and virtually any other physical product.

SecureLight+™ technology combines the covert characteristics of RainbowSecure and the overt characteristics of SecureLight. This provides a solution which can be authenticated in two different ways - by proprietary tuned laser devices, and also by anyone with fluorescent lighting including end consumers.

VeriPAStm Technology combines the covert identifier of RainbowSecure™ with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products.

Authentication tools have been developed which we can sell to customers in conjunction with pigments and are tuned to authenticate the unique frequency of each batch. This will allow for customers to instantly authenticate items with a customized beeper which will only positively identify a product bearing their unique anti-counterfeit solution. This authentication is provided in the form of an LED indicator, a camera device which reveals the hidden serialization numbers and codes on a viewing screen and audible beeping device when placed on a label, product or package containing the RainbowSecure™ technology.

Raw Material Suppliers

Our security pigments are manufactured from naturally occurring inorganic rare earth materials. The manufacturing process includes both chemical and mechanical elements. In many cases, we produce pigments that are unique to a customer or product line. This uniqueness can be achieved through a variety of techniques, including custom formulation or combination of our proprietary pigments and/or incorporation of other specialized taggants.

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

Digital Authentication Technologies and Products

We believe accurate identification of human beings in electronic transactions, also known as Digital Identity Management, will continue to be a large and rapidly growing market. In today’s world the need for verification of the unique identity of human beings participating in those transactions has become more important as governments and banks are beginning to acknowledge these as valid financial transactions. In general, every electronic transaction has a least two actors – a subject and a relying party. The relying party has a business need to eliminate or reduce risk associated with the identification of the subject.

Electronic financial theft and electronic theft of private information make headlines almost every day. According to a 2018 Identity Fraud Study released by Javelin Strategy & Research $16.8 billion was stolen from 16.7 million U.S. consumers in 2017. The majority of this harm can be traced to weak authentication systems, such as Username/Password, yet these weak systems continue to be used in most of the world’s transactional systems. Cybersecurity is a growing threat requiring continuously evolving forms of electronic security.

Historically, stronger authentication solutions, such as biometric, two-factor and multi-factor solutions have been difficult to use and expensive to deploy and operate. The extraordinary proliferation of smart phones and tablets provide an infrastructure for disruptive solutions that leverage the mobile nature of these devices and the multi-sensor computing capabilities.

VerifyMe Authenticator is a digital identity management software platform that provides extensible authentication mechanisms that can be dynamically invoked to achieve a specified degree of identity assurance. The Authenticator platform incorporates a risk engine that associates individual risk parameters and scores with every unique authentication mechanism. The risk engine then generates aggregate risk scores based on the specific combination of individual authentication mechanisms used to confirm the identity of the human being.

We are now enhancing this product and getting it ready for deployment into the financial services industry.  We cannot assure you we will generate any revenues from these efforts.

Digital Authentication Technology

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

The challenges associated with digital access control and identity theft are problems that are highly relevant in the world today. Consumers, citizens, employees, governments and employers demand comprehensive solutions that are timely, reliable but not intrusive. The current widespread use of passwords and personal identification numbers, or PINs for authentication has proven to be unsecure and inadequate. Individuals increasingly expect anywhere-anytime experiences—whether they are making purchases, crossing borders, accessing services or logging into online accounts or corporate resources. They expect those experiences to ensure the protection of their privacy and to provide uncompromising confidentiality.

Verification is the front door of all access and transactions. The most fundamental action is to identify “who the person is and how you identify yourself” We feel our VerifyMe digital authentication is the building block that answers that question. Our VerifyMe Verification technology ensures that users are who they say they are.  Our technology becomes their virtual credentials which are protected from fraud and theft.  There are literally hundreds of millions of identities stolen annually. It is absolutely crucial to know which users have the right to access particular information or transaction, and whether or not unauthorized users have been prevented from accessing those same critically important items.

In today’s world we have global workforces, customers, systems and data.  Unfortunately, we have the same global sophisticated cybercrime.   Therefore, vetting users and access also means asking important questions about authentication, such as which authentication method is most appropriate given a resource, channel or specific risk factor.

We believe that our digital verification technology meets user expectations for ease of use, privacy and overall experiences especially in financial and healthcare enterprises. For connected organizations, the authentication process is like the front door. To users, it’s important not only to smoothly reach the systems or data they need, but to know that their own account access and data is secured. Authentication is crucial, but it needs to be frictionless to avoid frustrating users whether they are customers, partners, or employees.

Passwords are no longer enough - In isolation, passwords are a brittle measure. It has been proven time and time again that even strong credentials can be stolen, cracked or coaxed from end users. Given today’s threat landscape, good security requires strong authentication practices, one of which is multi-factor authentication (“MFA”). Our MFA system requires no passwords at all.

By using multiple independent factors VerifyMe’s verification system significantly increases the effort that cybercriminals must exert to break in and access the protected transaction or data.  Also attempts that fail for lack of additional factors raises immediate red flags to end users and their financial or data system administrators.

Additionally, our multi-factor authentication does not use tokens or complicated, tiered passwords.  Our digital technologies involve the utilization of multiple authentication mechanisms, some of which we own.  These mechanisms include biometric factors, knowledge factors, possession factors and location factors.   Biometric factors include facial recognition with liveness detection, finger print and voice recognition.  Knowledge factors include a personal gesture swipe and a safe and panic color choice.  Possession factor includes devices that the user has in their possession such as a smartphone, smart watch, and other wearable computing devices.  The location factor geo-locates the user during a secure login.  We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated patented heuristic scoring mechanism.  We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We have software systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility.

In summation we believe that by using a host of factors and our proprietary scoring system gives a 99% assurance that the person behind the transaction is the person they say they are.

The digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security.

Our digital multi-factor verification software solutions can be applied to:
•	Cryptocurrencies
•	Blockchain Authentication
•	Corporate Networks
•	Digital Drop Box Access

•	Physical Access
•	Banking
•	Financial Transaction Services
•	Medical
•	Gaming
•	Retail
•	Notary
•	Digital Wallets
•	Legal
•	Government (e-gov services)
•	Military
•	Pharmaceutical
•	Immigration
•	Entertainment
•	Social Media
•	Mobile Payments
•	Subscription services
•	Employee Time Systems

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

The market is mature, with several vendors offering products that have been continuously offered during the past three decades (although ownership has changed over that time). However, new methods and vendors continue to emerge, with the most rapid growth occurring within the past decade in response to the changing market needs for different trade-offs among trust, user experience and total cost of ownership. The greater adoption of user authentication over a wider variety of use cases, the impact of mobile, cloud and big data analytics, and the emergence of innovative methods continue to be disruptive.

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

The global MFA market was valued at $4.05 billion in 2015 and is predicted to reach more than $13.59 billion by 2022 as three-, four- and five-factor authentication systems gain prominence. Part of this growth can be attributed to the rise of biometric security services, such as fingerprint, retina and facial scanning. A recent report found that all authentication methods using more than two factors included some form of biometric scanning.

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

According to the November 2016 market research report prepared by www.marketsandmarkets.com, the biometric system market size is expected to increase from USD 10.74 billion in 2015 to USD 32.73 billion by 2022, at a compound annual growth rate of 16.79% between 2016 and 2022. Any transaction or action which requires authentication of an individual is a potential opportunity for a strong multi-factor solution such as VerifyMe Authenticator. This is a very large market opportunity, within which we are focused on four specific segments:

•	Subscription services market, where revenue is commonly lost due to multiple individuals sharing user credentials to access information and services;

•	Online gaming market, where financial transactions are performed and geo-location is very important to maintaining compliance with state/country regulations;

•	Financial services market, where there is a large financial risk to identity theft and fraud, including banking, purchases, mobile payments, and digital wallets

•	Access control market, where the identity of individuals is key to allow access to buildings as well as digital access to data

•	Social Media Market to identify people versus robots or imposters

Our Solution

VerifyMe Authenticator delivers an electronic authentication solution for identifying individual human beings. When subject attempts to access an internet resource and asserts an identity, VerifyMe Authenticator attempts to authenticate the asserted identity. It does this utilizing multiple strong authentication mechanisms, involving at least three independent factors. VerifyMe Authenticator can deliver identity assurance consistent with National Institute of Standards and Technology (NIST) Level 4 authentication requirements as specified in Special Publication 800-63-1.

VerifyMe Authenticator is based around mobile apps that incorporate a password manager and single sign on capability. In addition to facilitating strong authentication during the logon process to the enterprise resource or service, VerifyMe Authenticator also lets the user conveniently integrate and protect all of their legacy username and passwords.

Fast and Easy to Use

VerifyMe Authenticator replaces passwords and PINs with a quick, intuitive and user-friendly interface. Our customers can authenticate end users in multiple ways (multi-factor) in the same timeframe as a conventional password login. The service is platform agnostic (available for IOS, Android, Mac and PC), and scalable for use on wearable personal devices.

Support for Any Authentication Method

VerifyMe Authenticator has the ability to authenticate individuals using facial recognition, fingerprint, voice scanning, retina scanning, swipe pattern recognition, location detection and approved IP detection. We believe that Authenticator can provide the highest levels of confidence, security and account protection to a businesses’ customers, all within seconds. VerifyMe Authenticator are not limited to specific authentication factors. Our platform can support any available authentication mechanism, including those that require policy-driven mechanisms.  We are continuing to add new authentication mechanisms, including mechanisms suitable for wearable devices and new biometrics.

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

Secure Platform, Easy to Integrate

VerifyMe Authenticator can be delivered either as managed service from our secure cloud or as licensed software which can be operated with existing infrastructure.  VerifyMe Authenticator also features the following benefits:

•	Available to be white-labeled and integrated into existing digital platforms;
•	Non-Stop, audited, monitored, private cloud service;
•	Three independent, fault tolerant, redundant data centers;
•	Global load balancing and traffic management;
•	High level commercial API’s can be integrated in hours; and
•	Complete audit information, including fresh biometrics.

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

Factor 3 – Something you are – we utilize facial recognition to authenticate images captured in real-time using the registered devices built in camera, with images that were stored in the subject’s profile during registration.

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

Our Technology

Intellectual property is important to our business. Our current patent portfolio consists of 11 granted US patents and two US patent applications pending. In addition, 6 patent applications were abandoned.  The company plans on filing for reinstatement on at least 3 of the abandoned patent applications.

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

Our Intellectual Property

Intellectual property is important to our business. Our current patent portfolio consists of 11 granted patents. While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our patents expire between the years 2019 and 2037.

It is cost prohibitive to file patents worldwide.  We continue to develop new anti-counterfeiting technologies and we apply for patent protection for these technologies in countries with the most market potential and strong patent enforcement tools.  When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited.

The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and can be successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that if filed, such a challenge will not be successful.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. In addition to packaging and labels our physical security printing technologies can be applied to authenticate important credentials such as driver’s licenses, plastics, metal, apparel, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. We can generate revenue through licenses and royalties of our technology and through direct sales of our technology.

Research and Development

We have been involved in research and development since our inception and intend to continue our research and development activities, funds permitting. Until January 1, 2013, our research and development focused on pigment technologies. Since January 1, 2013, we have allocated research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications. We spent approximately $.1 million and $0.3 million on research and development during the years ended December 31, 2017 and 2016.

Our Revenue Model

To date, we have not generated significant revenue. VerifyMe has three potential revenue streams.

RainbowSecure™ We believe that our recent contract with HP Indigo will create demand for our RainbowSecure™ and VeriPAStm products.  Working with HP Indigo and S-One Labels and Packaging, we are creating a co-marketing programs to effectively reaches all 6000 series HP Indigo owners.   We also will reach out to brand owners and make them aware of our physical security solutions which can provide brand owners counterfeit prevention protection. We intend to generate revenues primarily by collecting license fees based on usage fees generated from HP Indigo 6000 series users as well as non-digital press technology usage.  Our revenue is derived utilizing a royalty rate based on the volume of a particular label or package printed with our RainbowSecure™ technology e.g. a royalty on each impression. We also have revenue that will be generated with the sales of authentication devices from manufacturers who incorporate our technologies into their manufacturing processes and user authentication protocols, as well as through the sale of pigments to be incorporated in inks and dyes and the sale of authentication tools.

Our VeriPAStm technology product is an identifier, track and trace system which generates revenue from a contracted usage fee per impression rate based on the number of labels and packages printed with the technology.

Our VerifyMe Digital Authentication technology is a software system.  The revenue to be generated from this product will be in the form of a contracted per transaction fee and or a monthly service fee.

Sales and Marketing Strategy:

Physical Security Technology Marketing Strategy

Due to our 2017 signed five-year contract with HP Indigo we plan on marketing directly with HP Indigo 6000 series owners as well as the label and packaging printing industry including both traditional and digital printers and users to address their clients’ needs for our covert serialization. Those printers will market and resell our technologies to both current and future brand owner clients.

Currently the only HP Indigo model approved for the use of our technology is the HP Indigo 6000.  We plan on working with HP Indigo to expand the number of HP Indigo Models that can utilize our technology.

In addition to the printing industry we will be marketing directly to all brand owners who utilize labels and packaging for their products. Brand owners can be licensed directly by VerifyMe and direct their personal printer to print their labels and packaging with the VerifyMe printing technologies.  The brand owner will therefore pay their royalties directly to VerifyMe based on the number of labels and packages units that their printer applied the technology to.

In addition, VerifyMe will engage third parties to market, sell and support our physical security technologies on a global basis for a contracted fee based on their sales.  Our targeted third parties will already have a successful track record in supporting HP Indigo owners as well as traditional printing clients.

As discussed above, in March 2018 we entered into a strategic partnership with S-One. S-One will provide the VerifyMe with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One will act as a sales and marketing contractor for the Company’s printed products and services on a global basis and will assist the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with various global and domestic print providers and brand owners.

The FDA is currently implementing Title II of the Drug Quality and Security Act, entitled the “Drug Supply Chain Security Act.” This regulation requires drug manufactures to add product identifiers, such as our RainbowSecure™ technology as well as our VeriPAStm track and trace system, to certain prescription drug packages beginning in November 2017. Re-packagers must begin adding product identifiers in November 2018.  We will also engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry. The FDA intends to continue implementing the Drug Supply Chain Security Act to ensure that a full electronic identification system for prescription drugs is implemented by 2023.

Another marketing out-reach is that our track and trace partner, Micro Focus is contracted to cross sell our technologies as part of their Global Product Authentication System called “GPAS”.  We are also contracted with Micro Focus to re-sell their GPAS product with our RainbowSecure™ technology under our own trademarked name, VeriPAStm which stands for VerifyMe Global Product Authentication System.

An additional marketing strategy is to incorporate our technology into the high-speed inkjet hardware that traditional Flexo and Commercial Printers use to add a variable data feature for their clients.

Some of the major brand segments that need our type of label, packaging and serialization identifier products are:

Consumer Product Security
•	Pharmaceuticals
•	Food
•	Beverages
•	Luxury goods
•	Cosmetics
•	Alcohol
•	Auto parts
•	Aviation parts
•	Any other label/ packaging requirements

Documents of Value
•	Currency
•	Stock certificates and bonds
•	Event tickets
•	Lottery tickets

Homeland Security
•	Passports
•	ID cards
•	Driver’s licenses
•	Visas
•	Container seals
•	Pallet security

Military
•	Uniforms
•	Weapons
•	Ammunition

Product Diversion Tracking
•	Pharmaceuticals
•	Apparel/licensed merchandise
•	Cosmetics and fragrances
•	Watches and jewelry

Financial Services and Products
•	Consumer login credentials
•	Online transaction approval
•	Credit cards
•	Bank checks
•	Financial documents/promissory notes

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

Digital VerifyMe Authenticator Technology Marketing Strategy

Our VerifyMe Authenticator Digital software technology will be marketed directly to potential clients through the use of demonstrations and trade shows.

Our initial targeted market segment is the financial services industry.  This includes both the traditional banking and crypto financial transaction industries.  Our second targeted market segment will be the healthcare industry.  The third targeted market is the gaming industry.   The fourth target market segment we will market to will be governments.  Governments can be both foreign and domestic as well as federal, state and local levels.

All of these market outreaches will be made directly by the Company and we are also going to use third party marketing vendors who specialize in software sales.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature more than 25-year old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies where repeating static produced images are commonly used. This is due to the fact that security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) Security Ink Manufacturers. These are generally well-established companies such as SICPA and Sun Chemical, whose core business is manufacturing and selling printing inks; (ii) System Integrators. These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements. The companies in this space include 3M, DuPont, Honeywell, and Avery Dennison; (iii) System Consultancy Groups. These companies offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) Traditional Authentication Technology Providers. These purveyors include companies like American Banknote Holographics, Crown Roll Leaf and Digimarc, which provide holograms and digital watermarking, respectively; (v) Product Diversion Tracking Providers. Applied DNA Sciences Next-Generation Technology Providers LLC falls into this group, along with several companies such as Applied DNA Sciences, Authentix, DNA Technologies, and Identif, Kodak Traceless, which provide on-product and in-product tagging technologies; (vi) Traditional Security Printers. This group includes traditional security printers such as Thomas de la Rue, Canadian Banknote, and Banknote Corporation or America, and Portals, whose core products are printing the world’s currencies; and (vii) Biometric Solution Providers. These companies offer biometric authentication capabilities to be integrated with existing mobile device authentication, such as OT-Morpho and ImageWare Systems.

To compete effectively, we are seeking to establish key relationships with major digital solution equipment and distribution providers such as we have done with HP Indigo.  While leveraging these relationships, we still expect that we will need to expend significant resources in technology and marketing. Many of our competitors have substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively.

We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

•	product performance, features and liability;
•	price; new laws and regulations;
•	product innovation and timing of new product introductions;
•	ability to develop, maintain and protect proprietary products and technologies;
•	sales and distribution capabilities;
•	technical support and service;
•	brand loyalty;
•	applications support; and
•	breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be significantly harmed.

Major Customers/Vendors

During the years ended December 31, 2017 and 2016, between one and three customers accounted for 100% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

In 2018, the company announced 2 re-seller contracts for its RainbowSecure™ technology.  One of these contracts was with a global billion $ label printer.  The company also signed a similar contract for its RainbowSecure™ technology with a leading RFID technology label group.  Both of these customers have clients in the consumer products industry.

On September 6, 2017, we announced a five-year contract with HP to supply HP Indigo Digital press ink canisters containing our technology pigment for use by HP Indigo digital press owners who print our security feature on labels and packages for their brand owners.

On January 17, 2018 we announced a cross re-selling agreement with Micro Focus, a public global software developer.  Micro Focus will be offering our technology to their track and trace clients requiring an identifier to accompany Micro Focuses Track and Trace system.  VerifyMe also can sell GPAS which is printed on labels and packaging along with our covert to store our hidden covert serial number in the cloud for product diversion investigators to authenticate with a proprietary app on a mobile device.

In March 2018 we entered into a strategic partnership with S-One Labels & Packaging, a division of S-One Holdings Corporation (“S-One”). S-One provides companies with product and sales channels, technical and marketing support, digital development support, and distribution channels through the other companies which have partnered with S-One. S-One will provide the VerifyMe with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One will act as a sales and marketing contractor for the Company’s printed products and services on a global basis and will assist the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with various global and domestic print providers and brand owners.

During the years ended December 31, 2017 and 2016, we purchased 100% of our pigment from one vendor.

VerifyMe utilizes multiple vendors including the pigment vendor for engineered RainbowSecure™ authentication devices.

Facilities
Our principal offices are located at 75 S. Clinton Avenue, Suite 1525 Rochester, NY  14604.

We believe that our office is suitable and adequate for our current needs.

We do not own or operate, and have no plans to establish, any manufacturing facilities.

Employees

As of March 31, 2018, we had one full time employee Chief Executive Officer and three outside contractors, including our Chief Operating Officer and our Chairman.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located at 75 S. Clinton Avenue, Suite 1525 Rochester, NY 14604 which we rent on a non-contractual basis for approximately $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Annual Report the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

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

Fiscal Year Ended December 31, 2017	High	Low
Quarter ended March 31, 2017	$0.15	$0.06
Quarter ended June 30, 2017	$0.12	$0.046
Quarter ended September 30, 2017	$0.15	$0.035
Quarter ended December 31, 2017	$0.27	$0.06

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$2.50	$0.435
Quarter ended June 30, 2016	$0.75	$0.09
Quarter ended September 30, 2016	$0.44	$0.07
Quarter ended December 31, 2016	$0.39	$0.10

Common Stockholders

As of March 19, 2018, our shares of common stock were held by approximately 1,366 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors (the “Board”) and will depend upon our earnings (if any), our financial condition, and our capital requirements.  Additionally, state law may restrict us from paying dividends.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 other than the following:

As previously discussed in the Company’s filing on January 25, 2018, on Form 8-K, the Company approved a private placement offering (the “Offering”) with a maximum offering amount of $2,643,000 and had raised $2,635,343 from the sale of shares of common stock and warrants. Each unit sold in the Offering cost $50,000 and consisted of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share. The Company authorized one additional investment of $50,000 in 2018. The Offering has raised a total of $2,685,343. All units sold in the Offering were exempt from registration under Section 4(a)(2) of the Securities Exchange Act of 1933 and Rule 506(b) thereunder as transactions not involving a public offering.

On February 13, 2018, the Company authorized the issuance of 240,000 shares of the Company’s restricted common stock to a consultant. All shares were exempt from registration under Section 4(a)(2) of the Securities Exchange Act of 1933 and Rule 506(b) thereunder as transactions not involving a public offering.

On February 20, 2018, the Company authorized a 30-day warrant reduction program (the “Program”) permitting warrant holders of the Company’s outstanding $0.15 warrants are eligible to exercise their warrants for $0.10 (the “Reduced Price”) under the terms of the Program. As of April 11, 2018, the Company has received total gross proceeds of $1,542,224 from the exercise of warrants under the Program at the Reduced Price. All of the securities under the Program were sold in offerings exempt from registration under Section 4(a)(2) of the Securities Exchange Act of 1933 and Rule 506(b) thereunder as transactions not involving a public offering. The Company has extended the Program for two additional 30-day time periods. The Program is set to expire on May 22, 2018.

Equity compensation plan information

During 2013, the Board adopted, and our shareholders approved, a new comprehensive incentive compensation plan (the “2013 Plan”) which served as the successor incentive compensation plan to a 2003 Stock Option Plan covering (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the 2013 Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan.

The 2013 Plan covers 22,013,530 outstanding options and no longer will be used for future grants.

On November 14, 2017, the Company adopted the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) which provides for the issuance of awards covering 13 million shares of common stock under the 2017 Plan. Awards granted under the 2017 Plan may be Incentive Stock Option, Non-Qualified Stock Options, Stock Appreciation Rights, or Restricted Stock Units which are awarded to all employees, consultants and directors of the Company.

Equity compensation plan information as of December 31, 2017

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	22,013,530	$0.11	n/a
Equity compensation plans not approved by security holders	0	n/a	13,050,000
Total	22,013,530	$0.11	13,050,000

* As of December 31, 2017, under the 2013 Plan and 2017 Plan.

 ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following should be read in conjunction with our annual financial statements contained elsewhere in this Annual Report.

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

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including currency, passports, ID cards, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation as the crime of the twenty-first century, product counterfeiting accounts for an estimated 2.5% of global trade or $461 billion and wreaks dire global health, safety and economic consequences on individuals, corporations, government and society.

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

Our physical technologies involve the utilization of invisible and color changing inks, which are compatible with today’s printing presses. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

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

 Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following discussion analyzes our results of operations for the years ended December 31, 2017 and 2016. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception. For the years ended December 31, 2017 and 2016, we generated revenues of $0 and $37,055, respectively. Our net loss was $3,385,340 for the year ended December 31, 2017, a decrease of $1,739,085 from a net loss of $1,646,255 for the year ended December 31, 2016.  Net loss excluding non-cash charges was $1,005,635 for the year ended December 31, 2017, an improvement of $592,903 from a net loss of $1,598,538 for the year ended December 31, 2016, primarily as a result of cost conservation measures, which included reducing the number of employees and salary reductions.

Cost of Sales

For the years ended December 31, 2017 and 2016, we incurred proprietary technology costs of sales of $0 and $24,363. Cost of sales was lower for the year end December 31, 2017, since we had no sales during the year.

General and Administrative Expenses

General and administrative expenses were $1,689,883 for the year ended December 31, 2017 compared to $1,010,648 for the year ended December 31, 2016, an increase of $679,235. The increase is attributable primarily to increased non-cash stock-based compensation for consultants of approximately $139,800 and an increase of a non-cash charge of $277,032 related to common stock and warrants issued for services.

Legal and Accounting

Legal and accounting fees decreased $167,512 to $246,520 for the year ended December 31, 2017 from $414,032 for the year ended December 31, 2016. The decrease in legal and accounting fees related to cost containment measures implemented in the last quarter of 2016.

Payroll Expenses

Payroll expenses decreased to $767,257 for the year ended December 31, 2017 from $1,789,303 for the year ended December 31, 2016, a decrease of $1,022,046. The majority of the decrease was the result of reduced sales and marketing payroll expenses during the year ended December 31, 2016.

Research and Development

Research and development expenses decreased $122,136 to $128,044 for the year ended December 31, 2017 from $250,180 for the year ended December 31, 2016.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2017 were $3,800 as compared to $282,867 for the year ended December 31, 2016, a decrease of $279,067. The increase was related to deferred compensation costs for consultants hired at the end of 2015, for which the expense was incurred primarily in 2016.

Interest Expense

During the year ended December 31, 2017, we incurred interest expense of $218,316, as compared to $12,871 for the year ended December 31, 2016, an increase of $205,445.  The increase in interest expense relates primary to the non-cash amortization of note discount of $174,517.

Loss on Settlement of Related Party Notes Payable

During the year ended December 31, 2017, we settled related party notes payable outstanding as of June 30, 2017, by issuing common stock and warrants to issue common stock exercisable at $0.15.  The fair value of the warrants resulted in a non-cash loss on settlement of related party notes payable of $331,912 compared to $0 for the year ended December 31, 2016.

Change in Fair Value of Warrants

During the year ended December 31, 2017, the change in the fair value of warrants was $0, as compared to $3,357,149 for the year ended December 31, 2016. This change resulted from the Company’s adoption of ASU 2017-11.  See Note 1 to the Notes accompanying the Financial Statements.

Change in Fair Value Embedded Derivative Liability

During the year ended December 31, 2017, the change in fair value of the embedded derivative liability was $0, as compared to $698,303 for the year ended December 31, 2016. This change resulted from the Company’s adoption of ASU 2017-11.  See Note 1 to the Notes accompanying the Financial Statements.

Fair Value of Warrants in Excess of Consideration for Convertible Preferred Stock

During the year ended December 31, 2017, the excess of consideration for warrants issued for convertible stock resulted in a loss of $0 compared to $1,949,517 for the year ending December 31, 2016.

Liquidity and Capital Resources

Net cash used in operating activities decreased by $408,790 to $935,918 for the year ended December 31, 2017 as compared to $1,344,708 for the year ended December 31, 2016.  The decrease resulted primarily from operational changes discussed previously.

Net cash used in investing activities was $2,650 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016.

Net cash provided by financing activities increased by $245,725 to 1,608,925 for the year ended December 31, 2017 from $1,363,200 for the year ended December 31, 2016.  Cash provided by financing activities during the year ended December 31, 2017, consisted primarily of the private placement held during the year. Financings during the year ended December 31, 2016 related to our Series C and Series D Convertible Preferred Stock offerings which raised $1,284,200 and bridge loans of $79,000.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. As of March 31, 2018, we had cash resources of approximately $2,376,000. Our existing cash resources are sufficient to sustain our operations during the next twelve months, however we may need to raise additional funds in the future in order to expand our business. While we have met our working capital needs since 2017 with funds supplied by and through our directors, we cannot assure you they will continue funding us if we need additional capital, or if they do, how dilutive the financing will be.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to our financial statements included elsewhere herein. We have identified below the accounting policies that are of importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this Annual Report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements including statements regarding liquidity, anticipated cash flows, future capital-raising activity, and the development of anti-counterfeiting technologies. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, anticipated future revenues, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this Annual Report. Other sections of this Annual Report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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

We have had numerous changes to our Board and executive officer roles in recent years. To provide stability and guidance, our founder, Norman Gardner, returned to the Company in 2017 and became Chairman and interim Chief Executive Officer (“CEO”). Patrick White was appointed as President and CEO of the Company effective August 15, 2017 with Mr. Gardner remaining as Chairman and a consultant to the Company. As a result of the turnover, it may be more difficult to project whether we will be successful in growing our business even if we are able to raise capital.

Our success depends on the efforts, abilities and continued service of Patrick White, our President and CEO, and if we are unable to continue to retain the services of Mr. White, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Patrick White, our President and CEO.  On August 15, 2017, we entered into a two-year employment agreement with Mr. White. Loss of the services of Mr. White and any negative market or industry perception arising from the loss of such services could significantly harm our business, future prospects and the price of our common stock. We do not maintain key-person insurance on the life of Mr. White.

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

If our technologies do not work as anticipated once we achieve meaningful sales, we will not be successful.

While we believe that we have world class technologies and major businesses have tested our ink technology in trials, our ink business is just on the verge of market acceptance and without material sales and feedback from customers, we cannot be certain that if we increase revenue, we will be successful.

If our technology cannot be used to successfully prevent counterfeiting, we may not be able to generate material revenue.

Our market is characterized by new and evolving technologies. Counterfeiting is constantly evolving in order to create items which appear to be legitimate and evade regulations which would seize counterfeit items and penalize counterfeiters. In order to stay competitive our technologies will need to be sufficiently complex so that they cannot be reproduced or copied by counterfeiters. If we are unable to develop and integrate effective anti-counterfeiting technologies to address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner, we may not be successful in preventing counterfeiting and we may not be able to generate material revenue.

Because we are relying on our small management team, we lack business development resources which may hurt our ability to increase revenue.

We have a small management team that is focused on sales. In addition, our Chairman who is not involved in sales handles operational matters, legal compliance, board relationships and shareholder relations. Because we have only two officers dedicated to business development, we lack the resources to grow beyond certain levels. We cannot assure you that we will generate cash flow from operations or from a financing which will enable us to grow our revenues.

If we are unable to hire an experienced sales team, or our partners are not successful, we may not be able to generate material revenue.

Presently our personnel consist of one employee and three contractors.  Our agreement with the GLM includes sales support. Our potential customers are large companies which do not impulsively enter into large contracts.  Accordingly, we may be required to hire sales persons.  If our management team, The GLM and any sales persons we hired are unsuccessful, we may be unable to generate material revenue.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of one employee and three contractors. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

A small number of customers account for all of our revenue, and the loss of any of these customers would have a material adverse impact on our operating results and cash flows.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Our revenue in 2017 was nominal. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of these customers could have a material adverse effect on our operating results and cash flows.

Our future growth will depend upon the success of our strategic partners who integrate our solutions into their product offerings.

We rely on strategic partnerships with larger companies which integrate our technologies into their product offerings. This distribution strategy leaves us largely dependent upon the success of our partners. In 2017, we signed a five-year contract with HP Indigo to print RainbowSecure™ technology on packages and labels on their 6000 series digital presses.  In January of 2018, we signed a contract with Micro Focus to use RainbowSecure™ in their Global Product Authentication, Track and Trace system (software). If our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology our business and future growth would be materially and adversely affected.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

Our trade secrets, copyrights, trademarks, domain names and other product rights are critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. It may be expensive and cost prohibitive to file patents worldwide and we may be financially required to file patents in select countries where we see the greatest potential for our technologies.

As management deems appropriate, we will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States as we grow and launch our products. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes several significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. One of the key provisions of this law, changing the U.S. patent registry from a “first to invent” to a “first inventor to file” system, has only been effective since March 2013, and the effects of this change on small businesses like ours are not yet clear. It is remains possible that the Leahy-Smith Act and its implementation will increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could harm our business.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against companies. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. In addition, our business could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our users voluntarily share with us or that We are, and will continue to be, dependent on certain third party vendors for the supply of raw materials and key services, and any disruptions in the supply of these materials or services could adversely affect our results of operations.

Because we are, and will continue to be, dependent on certain third-party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations.

We are relying upon our business partners to assist us including the GLM and S-One. These partners are larger companies any may not necessarily have the same goals as employees although they have key relationships, management, and staff support and greater financial resources than we do. We currently depend on a single vendor of pigment for the inks we sell, and we may continue to be dependent on a small number of third party suppliers in the future including services relating to our electronic technology. We cannot be certain that any of these providers will be willing or able to meet our evolving needs. If our partners, vendors, or service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arraignments for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and operating results could be materially and adversely affected.

Risks Relating to Our Common Stock

Failure to implement and maintain effective internal controls over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our stock price.

Our management determined that as of December 31, 2017, our internal control over financial reporting had a material weakness related to lack of segregation of duties resulting from staff reductions due to cost containment measures.  We have not yet been able to remediate the material weakness related to our internal control over financial reporting.

Additional material weaknesses in our internal control over financial reporting may be identified in the future.  Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

As a result of our recent financings we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

From June 2017 to January 2018, we engaged in a series of private placement transactions issuing $2,683,211 worth of common stock and warrants to accredited investors. This transaction caused us to issue a total of 38,378,011 shares of common stock and 38,378,011 warrants exercisable at $0.15 to investors. For a period of 30-days, beginning on February 20, 2018, holders of our $0.15 warrants were able to exercise their warrants at a reduced exercise price of $0.10 per warrant share. The Program has been extended to May 22, 2018. As of the date of this Annual Report, we issued 15,322,583 shares of common stock upon exercise of warrants. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may continue to have a depressive effect upon our common stock price.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to generate increasing material revenues;
•	Cancellation of key contracts;
•	Regulatory changes including new laws and rules which adversely affect companies in our line of business;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

•	Changes in our management;
•	Our failure to meet financial forecasts we or broker-dealers publicly disclose;
•	The sale of large numbers of shares of common stock which we may register in the future;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Until recently, there has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our outstanding common stock, preferred stock, convertible notes issuable upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of any registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

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

If two of our principal shareholders were to act together they would likely control our Company and might be able to act to the detriment of minority shareholders.

Mr. Laurence J. Blickman, a director, through an affiliated trust and other indirect holdings, holds a number of shares of common stock and warrants to purchase common stock which, if exercised, would make him the beneficial owner of over 20% of our outstanding common stock. Mr. Blickman has exercised a number of his warrants since the beginning of 2018. Mr. Blickman has historically been very supportive of our Company and continues to be involved with the company. However, investors should be aware that Mr. Blickman would be able to exert a significant amount of control over our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Additionally, Mr. Carl Berg, a director and associate of Mr. Blickman, holds a number of shares of common stock which make him the beneficial owner of over 14% of our outstanding common stock. Investors should be aware that Mr. Berg would be able to exert a significant amount of control over our management and affairs and all matters requiring shareholder approval, including significant corporate transactions.

If Messrs. Blickman and Berg were to act together, they would likely control our Company and they could take action to the detriment of shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in the Company’s Form 8-K filed on December 1, 2017, the Audit Committee of the Company approved the dismissal of Morison Cogen LLP (“Former Auditor”) as the Company’s independent registered public accountant on November 27, 2017.

During the Company’s two most recent fiscal years, and through the date of their dismissal: (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). A copy of the Former Auditor’s letter, dated November 27, 2017, is attached as Exhibit 16.1 to this Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017 based on a finding of a material weakness related to a lack of segregation of duties, resulting from staff reductions in accordance with cost containment measures. We have taken measures to improve segregation of duties and the overall effectiveness of internal controls by outsourcing certain functions of the accounting department and by forming an Audit Committee.  If we are able to obtain additional funding in the future, we intend to hire sufficient staff to enable an appropriate level of segregation of duties and to provide appropriate controls surrounding the financial reporting function.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report.

Disclosure Controls and Procedures

As of December 31, 2017, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1(i)	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2(ii)	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
10.1	Form of Securities Purchase Agreement, dated as of November 15, 2016+	10-K	April 12, 2017	10.15
10.2	Form of Warrant for Purchase of Common Stock	10-K	April 12, 2017	4.2
10.3	2017 Equity Incentive Plan	8-K	November 20, 2017	10.1
10.4	Securities Exchange Agreement +	8-K	May 31, 2017	10.1
10.5	Form of Promissory Note dated January 24, 2017	10-Q	May 15, 2017	10.1
10.6	Form of Warrant dated January 24, 2017	10-Q	May 15, 2017	10.2
10.7	Form of Option Agreement dated January 31, 2017	10-Q	May 15, 2017	10.3
10.8	Form of Option Agreement dated February 6, 2017	10-Q	May 15, 2017	10.4
10.9	Form of Option Agreement dated February 6, 2017	10-Q	May 15, 2017	10.5
10.10	Form of Promissory Note dated February 13, 2017	10-Q	May 15, 2017	10.6
10.11	Form of Warrant dated February 13, 2017	10-Q	May 15, 2017	10.7
10.12	Form of Promissory Note dated March 28, 2017	10-Q	May 15, 2017	10.8
10.13	Form of Warrant dated March 28, 2017	10-Q	May 15, 2017	10.9

10.14	Form of Secured Promissory Note dated April 26, 2017	8-K	May 1, 2017	10.1
10.15	Form of Security Agreement	8-K	May 1, 2017	10.2
10.16	Form of Securities Purchase Agreement +	8-K	February 10, 2016	10.1
10.17	Form of Employment Agreement for Patrick White dated 8/9/17 *				Filed
10.18	Form of Compensation Agreement with Howard Goldberg dated 10/6/17*				Filed
10.19	Form of Consulting Agreement, as amended with Keith Goldstein dated 09/1/17 *				Filed
10.20	Form of Consulting Agreement with Norman Gardner dated 6/29/17 *				Filed
10.21	Form of Consulting Agreement for Jay Cardwell*				Filed
10.22	Independent Director’s Agreement between LaserLock Technologies, Inc. and Jonathan Weinberger dated as of June 12, 2015 * +	8-K	June 18, 2015	10.6
10.23	Independent Director’s Agreement between LaserLock Technologies, Inc. and Claudio Ballard dated as of June 12, 2015 * +	8-K	June 18, 2015	10.7
10.24	Separation Agreement and General Release dated as of April 27, 2016	8-K	April 29, 2016	10.1
10.25	Amendment No. 1 to Stock Option Agreement dated as of April 29, 2016	8-K	April 29, 2016	10.2
10.26	Amendment No. 1 to Restricted Stock Unit Agreement dated as of April 29, 2016	8-K	April 29, 2016	10.3
10.27	Consulting Services Agreement dated as of May 1, 2016 *	8-K	May 2, 2016	10.1
10.28	Form of Securities Purchase Agreement dated June 30, 2017				Filed
10.29	Form of Warrant dated June 30, 2017				Filed
10.30	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +				Filed
10.31	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +				Filed
10.32	Registration Rights Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein				Filed
16.1	Former Auditor Letter	8-K	December 1, 2017	16.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+            Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to VerifyMe, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Patrick White
Patrick White Chief Executive Officer
Date: April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer	April 16, 2018
Patrick White	(Principal Executive Officer)

Signature	Title	Date

/s/ James S. Cardwell	Chief Financial Officer	April 16, 2018
James S. Cardwell	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Norman Gardner	Chairman of the Board	April 16, 2018
Norman Gardner

Signature	Title	Date

/s/ Carl Berg	Director	April 16, 2018
Carl Berg

Signature	Title	Date

/s/ Lawrence Schafran	Director	April 16, 2018
Lawrence Schafran

Signature	Title	Date

/s/Laurence Blickman	Director	April 16, 2018
Laurence Blickman

Signature	Title	Date

/s/ Howard Goldberg	Director	April 16, 2018
Howard Goldberg

INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VerifyMe, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2018.
Houston, Texas
April 16, 2018

VerifyMe, Inc.
Balance Sheets

	Year Ended
	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$693,001	$22,644
Prepaid expenses and other current assets	18,668	9,425
Inventory	-	17,093
TOTAL CURRENT ASSETS	711,669	49,162

OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$237,331 and $194,236 as of December 31, 2017 and December 31, 2016	191,507	231,952

TOTAL ASSETS	$903,176	$281,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$923,202	$867,436
Notes payable net of discount of $0 and $60,931, as of December 31, 2017 and December 31, 2016	50,000	68,069
Common stock payable – related party	122,478
Embedded derivative liability	-	228,718
Warrant liability	-	394,744
TOTAL CURRENT LIABILITIES	1,095,680	1,558,967

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 324,778 shares issued and outstanding as of December 31, 2017 and
397,778 shares issued and outstanding as of December 31, 2016	325	398

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.92 shares issued and outstanding as of December 31, 2017 and
December 31, 2016	-	-

Series C Convertible Preferred Stock, $.001 par value; 7,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2017 and
1,912,500 issued and outstanding as of December 31, 2016	-	1,913

Series D Convertible Preferred Stock, $.001 par value; 6,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2017
and 166,750 issued and outstanding as of December 31, 2016	-	167

Common stock of $.001 par value; 675,000,000 authorized; 53,873,872 and 8,681,236 issued, 53,523,332 and 8,330,696 shares outstanding as of December 31, 2017 and December 31, 2016	53,522	8,331

Additional paid in capital	56,198,126	40,469,272

Treasury stock at cost (350,540 shares at December 31, 2017 and December 31, 2016)	(113,389)	(113,389)

Accumulated deficit	(56,331,088)	(41,644,545)

STOCKHOLDERS' DEFICIT	(192,504)	(1,277,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$903,176	$281,114

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Operations

	Year Ended
	December 31, 2017	December 31, 2016

NET REVENUE
Sales	$-	$37,055
TOTAL NET REVENUE	-	37,055

COST OF SALES	-	24,363

GROSS PROFIT	-	12,692

OPERATING EXPENSES
General and administrative (a)	1,689,883	1,010,648
Legal and accounting	246,520	414,032
Payroll expenses (a)	767,257	1,789,303
Research and development	128,044	250,180
Sales and marketing	3,800	282,867
Total Operating expenses	2,835,504	3,747,030

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,835,504)	(3,734,338)

OTHER (EXPENSE) INCOME
Interest expenses	(218,316)	(12,871)
Loss on settlement of related party notes payable	(331,912)	-
Other income	392	-
Loss on disposition of fixed assets	-	(4,981)
Change in fair value of warrants	-	3,357,149
Change in fair value of embedded derivative liability	-	698,303
Fair value of warrants in excess of consideration for convertible preferred stock	-	(1,949,517)
	(549,836)	2,088,083

NET LOSS	$(3,385,340)	$(1,646,255)

Deemed dividend on convertible preferred shares	(596,878)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,982,218)	$(1,646,255)

LOSS PER SHARE
BASIC	$(0.14)	$(0.24)
DILUTED	$(0.14)	$(0.24)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	28,244,361	6,860,955
DILUTED	28,244,361	6,860,955

(a)	Includes share based compensation of $1,800,181 and $1,405,877 for the years ended December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2017 and 2016

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance at December 31, 2015	441,938	$442	1.00	$-		-		-	5,977,030	$5,977	$39,779,414	$(113,389)	$(1,842,334)	$(39,998,290)	$(2,168,180)

Conversion of Series A Convertible Preferred Stock	(44,160)	(44)	-	-		-		-	883,200	883	(839)	-	-	-	-
Conversion of Series B Convertible Preferred Stock			(0.08)	-		-		-	647,983	675	(675)	-	-	-	-
Sale of Series C Convertible Preferred Stock					3,087,500	3,088		-	1,231,912	-	-	-	-	-	1,235,000
Stock issuance costs									(17,500)	-	-	-	-	-	(17,500)
Conversion of Series C Convertible Preferred Stock					(1,175,000)	(1,175)	166,750	167	1,175,000	1,175	-	-	-	-	-
Stock on embedded derivative liability									350,500						350,500
Sale of Series D Convertible Preferred Stock	-	-	-	-		-		-			66,533	-	-	-	66,700
Deemed dividend distribution	-	-	-	-		-		-			(1,277,521)	-	-	-	(1,277,521
Issuance of stock for services	-	-	-	-		-		-	32,983	33	20,742	-	-	-	20,775
Issuance of restricted stock for services	-	-	-	-		-		-	40,000	40	(40)	-	-	-	-
Forfeiture of restricted stock units	-	-	-	-		-		-	(452,500)	(452	(1,069,256)	-	1,069,708	-	-
Warrants issued in conjunction with notes payable			-	-		-		-	-	-	69,500	-	-	-	69,500
Fair value of stock options and warrants									-	-	1,405,877	-	-	-	1,405,877
Decrease in fair value of restricted stock units									-	-	(89,375)	-	89,375	-	-
Amortization of deferred compensation									-	-	-	-	683,251	-	683,251
Net loss											-	-	-	(1,646,255)	(1,646,255)

Balance at December 31, 2016	397,778	398	0.92		1,912,500	1,913	166,750	167	8,330,696	8,331	40,469,272	(113,389)		(41,644,545)	(1,277,853)
Cumulative adjustment related to change in accounting principle (Note 1, Change in Accounting Principle)	-	-	-	-	-	-	-	-	-	-	11,924,665		-	(11,301,203)	623,462
Adjusted balance at January 1, 2017	397,778	398	0.92	-	1,912,500	1,913	166,750	167	8,330,696	8,331	52,393,937	(113,389)	-	(52,945,748)	(654,391)
Conversion of Series A Convertible Preferred Stock	(73,000)	(73)	-	-	-	-	-	-	1,460,000	1,460	(1,387)	-	-	-	-
Conversion of Series C Convertible Preferred Stock	-	-		-	(1,912,500)	(1,913)	-	-	4,767,858	4,768	(2,855)	-	-	-	-
Conversion Preferred C - Warrants	-	-	-	-	-	-	-	-	6,175,000	6,175	(6,175)				-
Conversion of Series D Convertible Preferred Stock	-	-	-	-	-	-	(166,750)	(167)	496,429	496	(329)	-	-	-	-
Conversion Preferred D - Warrants	-	-	-	-	-	-	-	-	1,985,716	1,986	(1,986)				-
Sale of common stock	-	-	-	-	-	-	-	-	19,451,575	19,452	1,340,798	-	-	-	1,360,250
Sale of common stock - Past issuances	-	-	-	-	-	-	-	-	503,432	503	(503)				-
Stock Based Compensation	-	-	-	-	-	-	-	-	2,050,372	2,050	137,758		-		139,808
Stock issuance costs	-	-	-	-	-	-	-	-		-	(32,325)	-	-	-	(32,325)
Conversion of related party notes payable and accrued interest into common stock	-	-	-	-	-	-	-	-	4,402,079	4,402	601,133	-	-	-	605,535
Discount on warrants issued in conjunction with related party notes payable	-	-	-	-	-	-	-	-	-	-	113,586	-	-	-	113,586
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	1,295,741	-	-	-	1,295,741
Restricted Stock units and awards	-	-	-	-	-	-	-	-	2,175,000	2,175	64,650	-	-	-	66,825
Deemed dividend distribution on issuance of common stock for conversion of Series C and Series D	-	-	-	-	-	-	-	-	-	-	(596,878)				(596,878)
Accretion of deemed dividend distribution on issuance of common stock for conversion of Series C and Series D	-	-	-	-	-	-	-	-	-	-	596,878				596,878
Common stock and warrants issued for services	-	-	-	-	-	-	-	-	1,725,175	1,724	296,083				297,807
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,385,340)	(3,385,340)
Balance at December 31, 2017	324,778	$325	0.92	$-	-	$-	-	$-	53,523,332	$53,522	$56,198,126	$(113,389)		$(56,331,088)	$(192,504)

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Statements of Cash Flows

	Year Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,385,340)	$(1,646,255)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on sale of fixed assets	-	4,980
Stock based compensation	139,808	-
Fair value of options issued in exchange for services	1,295,741	1,405,877
Fair value of restricted stock units and awards issued in exchange for services	66,825	-
Common stock and warrants issued for services	297,807	20,775
Accretion of discount on notes payable	-	8,569
Amortization of debt discount	174,517
Interest rolled into principal	30,000
Loss on conversion of related party notes payable and accrued interest	331,912	-
Change in fair value of warrant liability	-	(1,407,631)
Change in fair value of embedded derivative liability		(698,303)
Amortization and depreciation	43,095	30,199
Amortization of deferred compensation	-	683,251
Series B Preferred Stock issue for licensing fees	-	-
(Increase) decrease in assets
Accounts receivable	-	-
Inventory	17,093	11,594
Prepaid expenses and other current assets	(9,243)	(9,425)
Increase in liabilities
Accounts payable and accrued expenses	61,867	251,661
Net cash used in operating activities	(935,918)	(1,344,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(2,650)	-
	-	-
Net cash provided by investing activities	(2,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable		79,000
Proceeds from issuance of related party notes payable	281,000	-
Proceeds from sale of Series C Convertible Preferred Stock		1,235,000
Stock issuance costs		(17,500)
Proceeds from sale of Series D Convertible Preferred Stock		66,700
Proceeds from sale of common stock	1,327,925	-
Net cash provided by financing activities	1,608,925	1,363,200

NET INCREASE IN CASH AND
CASH EQUIVALENTS	670,357	18,492

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,644	4,152

CASH AND CASH EQUIVALENTS - END OF PERIOD	$693,001	$22,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cumulative effect of adoption of ASU 2017-11	$623,462	$-
Series A Convertible Preferred Stock converted to common stock	$1,460	$883
Series B Convertible Preferred Stock converted to common stock	$-	$675
Series C Convertible Preferred Stock converted to common stock	$4,768	$1,175
Series D Convertible Preferred Stock converted to common stock	$496	$-
Conversion Preferred C - warrants into common stock	$6,175	$-
Conversion Preferred D - warrants into common stock	$1,986	$-
Security deposit offset against accounts payable	$-	$37,197
Accretion of discount on preferred stock as deemed dividend distribution	$-	$1,277,521
Deemed dividend distribution on issuance of common stock for conversion of Series C and Series D	$596,878	$-
Revaluation of restricted stock units additional paid in capital and deferred compensation	$-	$89,375
Forfeited restricted common stock	$-	$1,069,708
Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$-	$350,500
Conversion of related party notes payable and accrued interest into common stock	$273,623	$-
Common stock payable for conversion of related party notes payable and accrued interest	$122,478	$-
Warrants issued as discount to related party notes payable	$113,586	$69,500
Sale of common stock - past issuances	$503	$-

The accompanying notes are an integral part to these financial statements.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share (the “Common Stock”), is traded on the over-the-counter market and quoted on the OTCQB.

The Company is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. The Company is able to deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for physical transactions and owns digital patents which are in the same field. The products can be used to manage and issue secure credentials, including national IDs, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to further develop the Company’s patents.

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

In July 2017, the FASB issued ASU 2017-11. Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. In the case where the exception from derivative accounting does not apply, warrants must be accounted for as a liability and recorded at fair value at the date of grant and re-valued at the end of each reporting period.

The Company’s warrants and embedded conversion feature on its preferred stock (see Notes 8 and 9) include anti-dilution provisions characterized as down round features and have previously been accounted for as liabilities, with the fair value of the liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss. The Company had recorded a “Warrant liability” and “Embedded derivative liability” of $623,462, in the aggregate, and gain on the change in fair value of warrants and embedded derivative liability of $11,301,203, in the aggregate, in its “Accumulated deficit” as reported in its Balance Sheets for the year ended December 31, 2016 relating to the warrant liability and embedded derivative liability.

Except for the down round features in the warrants and embedded conversion feature, the warrants and embedded conversion feature would have been classified in equity under the guidance in Subtopic 815-40 and therefore qualify for the scope exception in ASU 2017-11. As permitted, the Company elected to adopt the accounting principles prescribed by ASU 2017-11 for the year ending December 31, 2017 and has recorded a cumulative-effect adjustment stemming from a change in accounting principle in its financial statements for the year ended December 31, 2017 measured retrospectively to the beginning of 2017. The cumulative effect adjustment appears at the beginning of 2017 in the Company’s Statement of Changes in Stockholders Deficit. The results of operations for the Company for year ended December 31, 2017 reflects application of the change in accounting principle from the beginning of 2017.

VerifyMe, Inc.
Notes to the Financial Statements

The following table details the impact stemming from the cumulative effect of the change in accounting principle on the Company’s Consolidated Balance Sheets as of the beginning of 2017.

Balance Sheet Accounts Impacted by Warrants and Embedded Derivative Liability	As Previously Reported December 31, 2016	Cumulative Effect Adjustment at the Beginning of 2017	Reported after the Effect of a Change in Accounting Principle at the Beginning of 2017
Embedded derivative liability	$228,718	$(228,718)	$-
Warrant liability	394,744	(394,744)	-
Additional paid in capital	40,469,272	11,924,665	52,393,937
Accumulated deficit	(41,644,545)	(11,301,203)	(52,945,748)

Because the Company has retroactively applied the change in accounting principle discussed above to the beginning of 2017, the Company is no longer reporting warrant derivative gains or losses for the warrants and embedded conversion feature beginning in 2017. Amounts reported for periods ending on or prior to December 31, 2016 have not been adjusted.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

VerifyMe, Inc.
Notes to the Financial Statements

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

Patents and Trademarks

The current patent portfolio consists of 11 granted US patents, and two US patent applications pending. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 20 years.

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

VerifyMe, Inc.
Notes to the Financial Statements

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

VerifyMe, Inc.
Notes to the Financial Statements

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $550 and $0 for the years ended December 31, 2017 and 2016 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2017 and 2016 were $128,044 and $250,180.

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

For the year ended December 31, 2017 and 2016, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the year ended December 31, 2017 there were approximately 68,612,000 anti-dilutive shares consisting of 32,292,000 relating to warrants, 22,013,000 relating to options and 14,307,000 relating to preferred share agreements.  For the year ended December 31, 2016 there were approximately 22,531,000 anti-dilutive shares consisting of 9,216,000 relating to warrants, 3,282,000 relating to options and 10,033,000 relating to preferred share agreements.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11,“ Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting or certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down Round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and may be applied on a retrospective basis, including in an interim period. The Company early adopted ASU 2017-11 during the interim period ended December 31, 2017 and retrospectively applied the adoption from January 1, 2017 (see Note 1, Change in Accounting Principle).

VerifyMe, Inc.
Notes to the Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2017

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

The FASB issued several updates on Topic 606 “Revenue from Contracts with Customers”, including:

•	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
•	ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”
•	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”
•
ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.”

•	ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
•	ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”
•
ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842). Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has adopted this guidance effective January 1, 2018, as required.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company has adopted ASU 2016-01 on its financial statements and related disclosures as of January 1, 2018.

VerifyMe, Inc.
Notes to the Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company does not plan to elect early adoption for this pronouncement.  The Company is currently evaluating the impact of adoption of ASU 2016-02 and does not expect any material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company has adopted this guidance effective January 1, 2018, as required.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted this guidance effective January 1, 2018, as required.

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	Year ended December 31,
	2017	2016
Software, furniture and fixtures	$200,000	$200,000
Equipment	3,223	3,223
Total	203,223	203,223
Less: accumulated depreciation	(203,223)	(203,223)
Balance	$-	$-

VerifyMe, Inc.
Notes to the Financial Statements

Depreciation of property and equipment was $0 and $2,856 for the years ended December 31, 2017 and 2016.

NOTE 3 – PATENTS AND TRADEMARKS

The current patent portfolio consists of 11 granted patents.  Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the years ended December 31, 2017 and 2016, the Company capitalized $2,650 and $200,100 of patent costs and trademarks. Amortization and impairment expense for patents and trademarks was 30,406 and $24,707 for the years ended December 31, 2017 and 2016.

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31
US	2017	2016

Income before income taxes	$(3,385)	$(1,646)
Taxes under statutory US tax rates	(1,202)	(576)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	1,346	1,391
Foreign tax rate differential
Non-deductible changes in derivative liability and share based transactions	1	(716)
State taxes	(145)	(99)
Income tax expense	$-	$-

The increase in the Company's net increase in the valuation allowance was caused by continued net operating losses from ongoing operations.

VerifyMe, Inc.
Notes to the Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
US
Net operating loss	$7,035	$13,263
Share based compensation	1,800	5,165
Reserves and accruals		12
Gross deferred tax assets	8,835	18,440

Less valuation allowance	(8,835)	(18,275)
Total deferred tax assets	-	165

Deferred tax liabilities:
Amortization of acquired intangibles	-	(165)
Total deferred tax liabilities	-	(165)
Net deferred tax assets / (liabilities)	$-	$-

As of December 31, 2017, the Company had federal and state net operating loss carry forwards of $32.0 million and $5.9 million, respectively that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2019.  No tax benefit has been reported in the December 31, 2017 or 2016 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (IRC) of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. At the time of closing the books, the Company had not yet completed a study to determine the extent of the limitation.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2017 and December 31, 2016, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

VerifyMe, Inc.
Notes to the Financial Statements

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%.  The Tax Act reduced the U.S. corporate income tax rate reduction to 21% becomes effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets and liabilities of  $ 6.2 million, with a corresponding adjustment to the valuation allowance.

There are no taxes payable as of December 31, 2017 or December 31, 2016.

NOTE 5– NOTES PAYABLE

Notes payable consists of the following as of December 31:

	Year ended December 31,
	2017	2016
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	$50,000	$50,000
Notes payable; interest rate at 5% per annum; principal and accrued interest due at maturity on June 30, 2017	-	79,000
Less: unamortized discount	-	(60,931)
Net	50,000	68,069
Less: current portion	(50,000)	(68,069)
Balance	$-	$-

At December 31, 2017 and 2016 accrued interest on notes payable was $33,667 and $29,668.

On October 28, 2009 the Company issued an unsecured note payable for $50,000. The note and accrued interest at 8% per annum were due in full in October 2011. The note and accrued interest at 8% per annum were due in full in October 2011.  The holder has never demanded payment.

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

VerifyMe, Inc.
Notes to the Financial Statements

The warrants were valued using the Black-Scholes option pricing model, with the following assumptions: no dividend yield, expected volatility of 194.6% to 197.5%, risk free interest rate of 1.26% to 2.03% and expected lives of five years.  The fair value of the warrants was $729,035, of which $69,500 was allocated to the notes payable as discount to the notes payable.

On January 24, 2017 and January 31, 2017, the Company issued notes payable to a director of the board in the amount of $20,000, in addition to warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear interest at the rate of 10% per annum and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The warrants were valued at $15,896 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On February 13, 2017, the Company issued a note payable to a director of the board in the amount of $100,000 in addition to a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The warrants were valued at $76,390 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 28, 2017, the Company issued a note payable to a director of the board in the amount of $25,000 in addition to a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.40 per share and a term of five years. The notes bear no interest and are due on June 30, 2017. In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The warrants were valued at $21,300 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 13, 2017, the Company issued notes payable to a director of the board in the principal amount of $10,000 in exchange for a loan bearing no interest maturing June 30, 2017.

On April 26, 2017, the Company issued a secured promissory note (the “Note”) to a relative of director of the board in the principal amount of $30,000 in exchange for a loan bearing 10% interest maturing October 31, 2017. The Note is secured by a first lien on all assets of the Company in accordance with a security agreement entered into in connection with the Note. In the event the Company completes a financing of at least $750,000 prior to maturity of the Note, the principal of the Note will automatically convert into a number of shares of common stock of the Company equivalent to an investment of $60,000 under the terms of such financing. In the event of such a conversion or a voluntary prepayment by the Company, the Company will also pay six months of interest payments on the $60,000 principal of the Note.

VerifyMe, Inc.
Notes to the Financial Statements

In May 2017, the Company issued notes payable to a director of the board in the principal amount of $60,000 in exchange for a loan bearing no interest maturing June 30, 2017.

In June 2017, the Company issued notes payable to a director of the board in the principal amount of $36,000 in exchange for a loan bearing no annual interest maturing June 30, 2017.

On June 30, 2017, all of these notes payable (including the Note) amounting to $360,000 and converting at $390,000 plus accrued interest of $6,101, except for the $50,000 note payable from 2009, were converted into 6,151,762 shares of the Company’s common stock and warrants to purchase 6,151,762 shares of the Company’s common stock at an exercise price of $0.15, with a term of five years.  As of December 31, 2017, from the 6,151,762 shares of common stock and 6,151,762 warrants to purchase shares of the Company, 4,402,079 shares of common stock and 4,402,079 shares of warrants had been issued to convert $270,000 principal (including the Note) and $3,623 accrued interest.

The fair value of the warrants issued in connection with the settlement of the notes payable were valued at $605,535 resulting in a Loss on settlement of related party notes payable of $331,912 included in the Statement of Operations.  An increase of $30,000 in the Note principal upon conversion was included in Interest expenses in the Statement of Operations.

As of December 31, 2017, 1,749,683 shares of common stock and 1,749,683 of warrants issuable upon conversion for $120,000 principal and $2,478 accrued interest had not yet been issued and as such the amount has been recorded as Common Stock payable included on the Balance Sheets.

As of December 31, 2017, and December 31, 2016, accrued interest on notes payable was $33,667 and $29,968, respectively. Interest expense including accretion of debt discount for the year ended December 31, 2017 and 2016 was $218,316 and $12,871.

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of December 31, 2017, there were 37,564,767 authorized and 324,778 outstanding shares of Series A and 85 authorized and 0.92 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

On March 10, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

On June 1, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

On August 23, 2016, 14,720 shares of Series A Convertible Preferred Stock were converted into 294,400 shares of the Company’s Common Stock.

During the year ended December 31, 2017, 73,000 shares of Series A Convertible Preferred Stock were converted into 1,460,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

On March 17, 2016, 0.03 shares of Series B Convertible Preferred Stock were converted into 291,780 shares of the Company’s common stock.

VerifyMe, Inc.
Notes to the Financial Statements

On October 5, 2016, 0.05 shares of Series B Convertible Preferred Stock were converted into 383,203 shares of the Company’s common stock.

During the year ended December 31, 2017, there were no conversions of Series B Convertible Preferred Stock into shares of the Company’s common stock.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (the “Series C”) described below converted on June 30, 2017 and a Certificate of Withdrawal for the Series C Certificate of Designation was subsequently filed.

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

The 3,087,500 warrants associated with the Series C were classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $1,767,576 at February 9, 2016 and February 29, 2016. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2017 and 2016, the fair value of the warrants was $0 and $285,290.

In addition, the Company incurred stock issuance costs of $17,500 related to the issuance of Series C.

On May 30, 2017, the Company entered into Securities Exchange Agreements (the “Agreements”) with the holders of approximately 87% of the outstanding shares of the Company’s 0% Series C and the holders of 100% of the outstanding shares of the Company’s 0% Series D Convertible Preferred Stock (the “Series D”) and certain warrants to purchase the Company’s common stock held by the Series C and Series D holders. The effectiveness of the Agreements was contingent upon the Company raising at least $500,000 in a debt or equity financing transaction which closed on June 30, 2017. Pursuant to the Agreements, the holders exchanged each share of Series C for 2.857 shares of common stock and each warrant for two shares of common stock. The Agreements also eliminate a covenant in the Securities Purchase Agreements with the Series C and Series D investors which adversely affects the Company’s ability to issue securities and incur debt.

On July 19, 2017, the Company authorized the withdrawal of the Certificates of Designation for Series C and Series D and on July 13, 2017, the Company ratified the authorization to issue shares of common stock to the holders of Series C and Series D.

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

On May 3, 2016, 125,000 shares of Series C were converted into 125,000 shares of the Company’s Common Stock.

On May 5, 2016, 353,000 shares of Series C were converted into 353,000 shares of the Company’s Common Stock.

On June 6, 2016, 84,500 shares of Series C were converted into 84,500 shares of the Company’s Common Stock.

On October 14, 2016, 125,000 shares of Series C were converted into 125,000 shares of the Company’s Common Stock.

VerifyMe, Inc.
Notes to the Financial Statements

On April 14, 2017, 375,000 shares of Series C were converted into 375,000 shares of the Company’s Common Stock.

On June 30, 2017, pursuant to the Agreement, 1,537,500 shares of Series C were converted into 4,392,858 shares of the Company’s Common Stock; 3,087,500 shares of warrants were converted into 6,175,000 shares of the Company’s Common Stock, out of which 230,000 shares was issued to a director of the Board . $473,604 deemed dividend to Series C holders was recorded in conjunction with the transaction.

Series D Convertible Preferred Stock

The Series D described below converted on June 30, 2017 and a Certificate of Withdrawal Series D Certificate of Designation was subsequently filed.

On October 24, 2016, the Company issued 166,750 shares of Series D, par value $0.001 per share, at a purchase price of $0.40 per share to a director of the board with gross proceeds to the Company of $66,700. In connection with the sale of the Series D, the Company issued to the purchasers warrants to purchase in the aggregate 667,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  Each share of Series D is convertible into one share of common stock. The Series D provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events or otherwise, including, for a proscribed period of time, upon the issuance of securities at a price that is less than the exercise price of the Series D.

The 667,000 warrants associated with the Series D were classified as a liability since they are subject to anti-dilutive adjustments outlined in the warrant agreement and valued at a fair market value of $181,942 at October 24, 2016. In addition, the warrants must be revalued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2017, and 2016, the fair value of the warrants was $0 and $64,137.

As noted, above, on May 30, 2017, the Company entered into Agreements with the holders of approximately 87% of the outstanding shares of the Company’s Series C and certain warrants to purchase the Company’s common stock held by the Series C holders. The Company had an oral agreement with the holder of the outstanding shares of the Company’s Series D to convert the Series D when the Series C converted. On July 13, 2017, the Company issued the Series D holder 2,482,145 shares of common stock upon conversion of the Series D and exchange of warrants issued with the Series D.

On June 30, 2017, 166,750 shares of Series D were converted into 496,429 shares of the Company’s Common Stock; 667,000 shares of warrants were converted into 1,985,716 shares of the Company’s Common Stock. $123,274 deemed dividend to Series D holders was recorded in conjunction with the transaction.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to beneficial conversion option	$-	$-	$-	$-	$-	$-	$228,718	$228,718
Derivative liability related to fair value of warrants	-	-	-	-	-	-	394,744	394,744
Total	$-	$-	$-	$-	$-	$-	$623,462	$623,462

VerifyMe, Inc.
Notes to the Financial Statements

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance, January 1, 2016	$1,802,375
Series C embedded derivative fair value, February 2016	1,235,000
Effect of conversion of Series C Preferred Stock on embedded derivative liability	(350,500)
Series C warrant liability fair value, February 2016	1,767,576
Series D embedded derivative fair value, October 2016	42,521
Series D warrant liability fair value, October 2016	181,942
Change in fair value of derivative liabilities	(4,055,452)
Balance, December 31, 2016	623,462
Cumulative adjustments related to change in accounting principle, January 1, 2017	(623,462)
Balance, December 31, 2017	$-

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

As of December 31, 2016, some of the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

	December 31, 2017	December 31, 2016
Closing trade price of Common Stock	$-	$0.11
Effective Series C Preferred Stock Conversion Price	-	-
Effective Series D Preferred Stock Conversion Price	-	-
Intrinsic value of conversion option per share	$-	$0.11

	December 31, 2017	December 31, 2016
Annual Dividend Yield	-	0.0%
Expected Life (Years)	-	1.5 – 2.8
Risk-Free Interest Rate	-	1.2% - 1.5%
Expected Volatility	-	215.8% - 234.1%

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

NOTE 8 – STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016, the Company expensed $6,750 and $683,251 relative to Restricted Stock Units.

For the years ended December 31, 2017 and 2016, the Company expensed $60,075 and $0 relative to Restricted Stock awards.

On February 8, 2016, the Company issued 23,500 shares of Common stock to a consultant.  The shares were valued at $15,275 based on the closing stock price of the Company’s stock price on February 8, 2016 of $0.65 per share.  The value of the shares was expensed immediately.

VerifyMe, Inc.
Notes to the Financial Statements

On May 24, 2016, the Company issued 9,483 shares of Common stock to a consultant as a finder’s fee for an employee.  The shares were value at $5,500 based on the closing stock price of the Company’s common stock on March 11, 2016 per the agreement.  The value of the shares was expensed immediately.

On September 8, 2017, the Company entered into a consulting agreement stipulating partial payment in restricted common stock.  As of December 31, 2017, 120,000 shares have been issued.  These shares were valued at the closing price of the Company’s common stock as they became due for a total of $12,000 for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company also issued 1,605,175 shares of common stock and 1,605,175 shares of warrants to two directors of the Board for services already rendered under consulting agreements. The 1,605,175 shares of warrants have an exercise price of $0.15 per share and a term of five years. The common stock and warrants were valued and expensed for $285,807.

On August 9, 2017, the Company granted 300,000 shares of restricted common stock to each of six non-employee directors and one attorney vesting quarterly over one. The common stock was measured at fair value at the grant date and expensed based on the vesting schedule.  Common stock related to the Company’s attorney were revalued as of the year end.  During the year ended December 31, 2017, $60,075 compensation expense was recorded. As of December 31, 2017, there is $84,105 unrecognized compensation cost related to these shares of restricted common stock.

During 2017, 19,451,575 shares of common stock and 19,451,575 shares of warrants to purchase common stock were issued for gross proceeds of $1,360,250 from the sale of units with each unit consisting of 715,000 shares of common stock and 715,00 five-year warrants exercisable at $0.15 per share.  Legal costs related to this offering amounted to $32,325 and were recorded in Additional Paid In Capital.  Net proceeds related to the sale of common stock were $1,327,925 for the year ended December 31, 2017.

In connection with the sale of common stock noted above, 8,712,275 shares were issued and 8,712,275 warrants to purchase common stock were issued for gross proceeds of $609,250 to directors of the Board and relatives of the directors of the Board.

During 2017, 75,000 Restricted Stock Units were vested in relation to a consulting service agreement and a total of $6,750 was expensed.

During 2017, 2,050,372 shares were issued as stock-based compensation with a total non-cash expense of $139,808.  Of this amount 371,800 shares were issued to a director of the Board, for a total non-cash expense of $22,308.

During 2017, 503,432 shares were issued for sale of common stock in prior years.  Of this amount, 479,901 related to two members of the Board.

NOTE 9 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

On December 17, 2003, the Company created the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors. As of December 31, 2016, options to purchase 11,765 shares of common stock have been issued and are unexercised, under the 2003 Plan.

During 2013, the Company adopted a new incentive compensation plan (the “2013 Plan”). Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”) which covers the potential issuance of 13 million shares of common stock. The Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the Plan at the discretion of the Board or the Board’s Compensation Committee. The Board’s Compensation Committee may adopt rules and regulations to carry out the terms of the Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

The 2017 Plan is administered by a committee of the Board (“Compensation Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan, which covers the potential issuance of 13 million shares of common stock. The Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the Plan at the discretion of the Board or the Board’s Compensation Committee. The Board’s Compensation Committee may adopt rules and regulations to carry out the terms of the Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

VerifyMe, Inc.
Notes to the Financial Statements

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

VerifyMe, Inc.
Notes to the Financial Statements

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

During the year ended December 31, 2017, 19,950,000 options were granted a weighted average exercise price of $0.07 with a term of five years.  Of the 19,950,000 options, 450,000 options were issued to a director with a three month vesting period, 10,000,000 to the Chairman of the Board vesting immediately, 7,000,000 were issued to the Chief Executive Officer of which 5,000,000 vested immediately and 2,000,000 vest over a period of two years and 2,000,000 were issued to a director vesting over a six month period. In February 2017, the Company also issued 500,000 options to purchase common stock to a consultant which vested immediately.

During the year ended December 31, 2017, 769,111 options were forfeited from employees no longer with the Company and 450,000 options were forfeited by a director of the Company.

For the years ended December 31, 2017 and 2016, the Company expensed $1,295,741 and $1,355,992 with respect to the options.

As of December 31, 2017, there was $116,832 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.9 years.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2017 and 2016:

	2017	2016

Risk Free Interest Rate	1.90%	2.41%
Expected Volatility	199.20%	310.0%
Expected Life (in years)	5.0	9.4
Dividend Yield	0%	0%
Weighted average estimated fair value of
options during the period	$0.07	$0.18

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2017 and 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(1)

Balance as of December 31, 2015	2,157,353	$1.80

Granted	2,490,000	0.24
Exercised	(7,843)	0.05
Forfeited/cancelled	(308,235)	(0.06)

Balance December 31, 2016	3,282,647	$0.52

Granted	19,950,000	$0.07
Forfeited/cancelled	(1,219,117)	$0.48

Balance December 31, 2017	22,013,529	$0.11	4.8

Exercisable at December 31, 2017	19,346,862	$0.12	4.8	$3,480,567

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.  During the years ended December 31, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3,480,567 and less than $1,000, respectively.

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2016	-	$-

Granted	19,950,000	0.07

Vested	(16,833,333)	0.07

Cancelled/forfeited/expired	(450,000)	0.08

Balance December 31, 2017	2,666,667	$0.06

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2017 and 2016:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance, December 31, 2015	1,414,893	$9.67
Expired	(2,941)	0.85
Granted	7,804,500	0.39

Balance, December 31, 2016	9,216,452	$1.82
Issued	33,080,629	0.20
Cancelled/Forfeited	(10,004,500)	0.40

Balance, December 31, 2017	32,292,580	$0.30	4.30

Exercisable at December 31, 2017	32,292,580	$0.30	4.30	$3,345

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.27 for our common stock on December 31, 2017.

All warrants were vested on the date of grant.

During the year ended December 31, 2017, 3,087,500 warrants to purchase common stock with an exercise price of $0.40 were cancelled and converted into 6,175,000 common stock in connection with the conversion of Series C preferred stock.  See Note 6.

During the year ended December 31, 2017, 667,000 warrants to purchase common stock with an exercise price of $0.40 were cancelled and converted into 1,985,716 common stock in connection with the conversion of Series D preferred stock.  See Note 6.

During the year ended December 31, 2017, the Company issued 19,451,575 warrants to purchase common stock with an exercise price of $0.15 in connection to the sale of units occurring during the year.  See Note 9.

During the year ended December 31, 2017, the Company issued 4,402,079 warrants to purchase common stock with an exercise price of $0.15 in connection with the settlement or related party note payables.  See Note 5.

During the year ended December 31, 2017, a director was issued and then cancelled 6,250,000 warrants to purchase common stock in connection with the settlement of the related party note payable. See Note 5.

During the year ended December 31, 2017, a director was issued 1,000,000 warrants to purchase common stock at an exercise price of $0.40 in connection with the issuance of notes payable. See Note 5.

During the year ended December 31, 2017, the Company issued 1,976,975 warrants to directors of the Board to purchase common stock at an exercise price of $0.15 in connection with services provided. See Note 9.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 10 – OPERATING LEASES

For the year ended December 31, 2017 and 2016, total rent expense under leases amounted to $12,674 and $11,835. At December 31, 2017, the Company was not obligated under any non-cancelable operating leases.

NOTE 11 – MAJOR CUSTOMERS/VENDORS

During the year ended December 31, 2017 there were no sales and during the year ended December 31, 2016, one customer accounted for 100.0% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2017 and 2016, we purchased 100.0% of our pigment from one vendor.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In 2017 the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share.  In January 2018 the Company’s Board of Directors increased the size of the private placement by an additional beyond the $2,100,000 limit. After the reporting period and as of the date of this filing, the Company has raised gross proceeds of $1,145,343 for purchase of 16,370,311 shares of common stock and 16,370,311 shares of warrants. As of April 12, 2018, the Company has issued 15,769,711 shares and 15,769,711 warrants to purchase common stock at the exercise price of $0.15 per share, in connection with this private placement. The remaining 600,600 shares will be issued in the second quarter of 2018.

In relation to the above mentioned private placement, gross proceeds of $365,343 were received and 5,230,611 shares were issued to three directors of the Company and one director of the Company exercised warrants resulting in an issuance of 104,876 shares.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of options related to services in 2017, amounting to an issuance of 4,027,778 shares.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10.  This authorization was since extended until May 22, 2018.

As of April 12, 2018, the Company has received gross proceeds of $1,532,258, in relation to the reduced warrant exercise program and has issued 7,201,583 shares and intends to complete the issuance of the remaining shares related to the gross proceeds of 8,121,000 shares in the second quarter of 2018.  Included in the above amounts are gross proceeds of $907,598 from two directors of the Company attributing to 9,075,983 shares of which 3,355,983 shares have been issued as of the filing date.

On February 17, 2018, Carl Berg was appointed to the Board of Directors and granted 300,000 shares of restricted common stock vesting quarterly over one-year subject to continued service as of each applicable vesting date. Also on March 13, 2018, the Company approved an amendment to a Consulting Agreement with Keith Goldstein, the Chief Operating Officer extending it for one year in exchange for a grant of 1,000,000 options exercisable at approximately $0.21 per share.

On February 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

In March 2018, 0.0706 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of Common Stock and transferred to two Directors of the Company.

On March 31, 2018, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Paul Klapper, a member of the Company’s Board of Directors, Stephen Silver, PFK Development Group, Ltd. (“PFKD”) and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the Company (i) paid a total of $500,000 (the “Settlement Amount”) to PFKD and Mr. Silver and (ii) issued them each 500,000 shares of the Company’s common stock (the “Settlement Shares”). The Settlement Agreement provides for cancellation as of March 31, 2018 of certain revenue sharing agreements between the Company and each of Mr. Klapper, Mr. Silver and PFKD, and terminates the Company’s obligation to issue warrants to purchase 3.7 million shares of the Company’s common stock at an exercise price of $0.40 per share.

Mr. Klapper joined the Board of Directors on July 14, 2017 and resigned as of March 31, 2018.

VerifyMe, Inc.
Notes to the Financial Statements

The Settlement Shares were issued pursuant to a Stock Purchase Agreement entered into in connection with the closing of the Settlement Agreement. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain parties named therein with respect to the Settlement Shares and certain other shares of the Company’s common stock specified in the Registration Rights Agreement and the Settlement Agreement.

In January 2018, the Company issued 1,749,683 shares to Mr. Klapper relating to the Note payable conversion that took place in June 2017.  See Note 5.

On March 28, 2018, the Company accelerated the vesting of 150,000 shares of restricted common stock owned by Mr.  Klapper. See Note 6.

In April 2018, a Consultant of the Company exercised their warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares.

In 2018, the Company issued 120,000 shares in connection with a Consulting Services Agreement for services performed in 2018.