Form 10-K/A
period 2017-12-31
VerifyMe, Inc.
filed 2018-04-17
CIK 1104038

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 16, 2018 (the “2017 Annual Report”). We are filing this Amendment to i) add the Company’s Report of Independent Registered Public Accounting Firm for the year ended December 31, 2016 and ii) edit applicable dates and page numbers of the financial statements to reflect the filing of this Amendment.

Except as described above, no other changes have been made to the 2017 Annual Report. The 2017 Annual Report continues to speak as of the date of filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Annual Report other than as expressly indicated in this Amendment.

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
Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer	April 17, 2018
Patrick White	(Principal Executive Officer)

Signature	Title	Date

/s/ James S. Cardwell	Chief Financial Officer	April 17, 2018
James S. Cardwell	(Principal Financial Accounting Officer)

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
Houston, Texas
April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VerifyMe, Inc.

We have audited the accompanying balance sheet of VerifyMe, Inc. as of December 31, 2016 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VerifyMe, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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