Form 10-Q
period 2018-03-31
VerifyMe, Inc.
filed 2018-05-15
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 000-31927

VERIFYME, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 S. Clinton Avenue Rochester, NY (Address of Principal Executive Offices)	14604 (Zip Code)

(585) 736-9400
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

The registrant had 96,270,888, shares of common stock outstanding as of the close of business on May 8, 2018.

VerifyMe, Inc.
Balance Sheets

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,341,401	$693,001
Prepaid expenses and other current assets	31,234	18,668
Inventory	9,768	-
TOTAL CURRENT ASSETS	2,382,403	711,669

OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$242,365 and $237,331 as of March 31, 2018 and December 31, 2017	187,298	191,507

TOTAL ASSETS	$2,569,701	$903,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$513,191	$923,202
Notes payable	50,000	50,000
Common Stock payable	-	122,478
TOTAL CURRENT LIABILITIES	563,191	1,095,680

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 304,778 shares issued and outstanding as of March 31, 2018 and
324,778 shares issued and outstanding as of December 31, 2017	305	325

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of March 31, 2018 and
0.92 shares issued and outstanding as of December 31, 2017	-	-

Common stock of $.001 par value; 675,000,000 authorized; 92,945,925 and 53,873,872 issued, 92,595,385 and 53,523,332 shares outstanding as of March 31, 2018 and December 31, 2017	92,944	53,522

Additional paid in capital	59,481,371	56,198,126

Treasury stock as cost (350,540 shares at March 31, 2018 and December 31, 2017)	(113,389)	(113,389)

Accumulated deficit	(57,454,721)	(56,331,088)

STOCKHOLDERS' EQUITY (DEFICIT)	2,006,510	(192,504)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,569,701	$903,176

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.
Statements of Operations (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

OPERATING EXPENSES
General and administrative (a)	495,574	142,061
Legal and accounting	133,704	9,044
Payroll expenses (a)	92,051	22,810
Research and development	12,196	8,669
Sales and marketing	8,042	5,921
Total Operating expenses	741,567	188,505

LOSS BEFORE OTHER INCOME (EXPENSE)	(741,567)	(188,505)

OTHER (EXPENSE) INCOME
Interest expenses, net	(791)	(66,544)
Settlement agreement with shareholders	(779,000)	-
Gain on accounts payable forgiveness	397,725	-
Change in fair value of warrants	-	(28,256)
Change in fair value of embedded derivative liability	-	(21,282)
	(382,066)	(116,082)

NET LOSS	$(1,123,633)	$(304,587)

LOSS PER SHARE
BASIC	$(0.01)	$(0.04)
DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	76,278,102	8,397,976
DILUTED	76,278,102	8,397,976

(a)	Includes share related payments of $289,903 and $51,597 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,123,633)	$(304,587)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	32,644	-
Fair value of options and warrants issued in exchange for services	205,969	51,597
Fair value of restricted stock and restricted stock units issued in exchange for services	51,290	-
Gain on accounts payable forgiveness	(397,725)	-
Share-based payment for settlement agreement with shareholders	279,000	-
Accretion of discount on notes payable	-	64,529
Change in fair value of warrant liability	-	28,256
Change in fair value of embedded derivative liability	-	21,282
Amortization and depreciation	5,034	(2,212)
Changes in operating assets and liabilities:
Inventory	(9,768)	1,535
Prepaid expenses and other current assets	(12,566)	300
Accounts payable and accrued expenses	(12,286)	(5,122)
Net cash used in operating activities	(982,041)	(144,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(825)	-
Net cash used in investing activities	(825)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of related party notes payable	-	145,000
Proceeds from exercise of warrants	1,476,489	-
Proceeds from sale of common stock	1,154,777	-
Net cash provided by financing activities	2,631,266	145,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,648,400	578
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	693,001	22,644

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,341,401	$23,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$400	$660
Series B Convertible Preferred Stock converted to common stock	$599	$-
Cashless Exercise of Stock Options	$4,028	$-
Common Stock and Warrants Issued for Common Stock Payable	$122,478	$-
Warrants issued as discount to notes payable	$-	$119,651

The accompanying notes are an integral part of these unaudited financial statements.

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

The accompanying unaudited condensed interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

For the three months ended March 31, 2018 and 2017, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the three months ended March 31, 2018 there were approximately 63,471,000 anti-dilutive shares consisting of 32,143,000 relating to warrants, 18,014,000 relating to options and 13,314,000 relating to preferred share agreements.  For the three months ended March 31, 2017 there were approximately 37,613,000 anti-dilutive shares consisting of 16,466,000 relating to warrants, 3,958,000 relating to options and 17,189,000 relating to preferred share agreements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company does not plan to elect early adoption for this pronouncement.  The Company is currently evaluating the impact of adoption of ASU 2016-02 and does not expect any material impact on the Company’s financial statements.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 2 – PATENTS AND TRADEMARKS

The current patent portfolio consists of 11 granted patents.  Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the three months ended March 31, 2018 and 2017, the Company capitalized $825 and $0 of patent costs and trademarks. Amortization expense for patents and trademarks was $5,034 and $(2,212) for the three months ended March 31, 2018 and 2017.

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended March 31, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2018, and there was no accrual for uncertain tax positions as of March 31, 2018.  Tax years from 2013 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4– NOTES PAYABLE

Notes payable consist of the following as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	$50,000	$50,000
Net	50,000	50,000
Less: current portion	(50,000)	(50,000)
Balance	$-	$-

At March 31, 2018 and December 31, 2017 accrued interest on notes payable was $34,667 and $33,667.

On October 28, 2009 the Company issued an unsecured note payable for $50,000. The note and accrued interest at 8% per annum were due in full in October 2011.  The holder has never demanded payment.

VerifyMe, Inc.
Notes to the Financial Statements

As of December 31, 2017, 1,749,683 shares of common stock and 1,749,683 of warrants issuable upon conversion for $120,000 principal and $2,478 accrued interest had not yet been issued in relation to the conversion of related party note payable held by a member of the Board, and as such the amount has been recorded as Common Stock payable included on the Balance Sheets as of December 31, 2017. During the three months ended March 31, 2018, those shares of common stock and warrants were issued and delivered.

Pursuant to ASC 470-50- 40 Modifications and Extinguishments, the Company assessed the nature of the transaction and based on its assessment concluded it is a capital transaction in essence, and as such accounted for it through Additional Paid-In Capital with no gain or loss recognized in the Income Statement during the period.

Interest expense including accretion of debt discount for the three months ended March 31, 2018 and 2017 was $1,000 and $66,544.

NOTE 5 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of March 31, 2018, there were 37,564,767 authorized and 304,778 outstanding shares of Series A and 85 authorized and 0.85 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the three months ended March 31, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s common Stock.

Series B Convertible Preferred Stock

During the three months ended March 31, 2018, 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s common Stock.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018 and 2017, the Company expensed $8,376 and $0 relative to restricted stock units.

For the three months ended March 31, 2018 and 2017, the Company expensed $42,914 and $0 relative to restricted stock awards.  During the quarter ended March 31, 2018, the Company granted 300,000 restricted stock awards to a director of the company for their services, vesting equally over a one year period.

On September 8, 2017, the Company entered into a consulting agreement stipulating partial payment in restricted common stock.  During the quarter ended March 31, 2018, 120,000 shares have been issued in relation to this agreement.  These shares were valued at the closing price of the Company’s common stock as they became due for a total of $32,644 for the three months ended March 31, 2018.

In 2017 the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share.  In January 2018 the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. For the three months ended March 31, 2018, the Company has raised gross proceeds of $1,154,777 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to directors of and relatives of the directors of the Company.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 7.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10.  This authorization was since extended until the latter of 30 days after the receipt of all Investment Letters, as defined below, in connection with the Settlement Shares, as defined below, or June 30, 2018.  For the three months ended March 31, 2018, 14,607,583 shares of warrants were exercised and a total of 14,607,583 shares of common stock were issued for gross proceeds of $1,460,758. Included in the above amounts are gross proceeds of $1,089,098 from directors which resulted in 10,890,983 warrants converted into the issuance of 10,890,983 common stock.

In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731.

On March 31, 2018, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Paul Klapper, a member of the Company’s Board, Stephen Silver, PFK Development Group, Ltd. (“PFKD”) and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the Company (i) paid a total of $500,000 (the “Settlement Amount”) to PFKD and Mr. Silver and (ii) issued them each 500,000 shares of the Company’s common stock (the “Settlement Shares”). The shares were valued at $279,000 whereby $139,500 related to common stock issued to a related party and $139,500 related to common stock issued to a third party. The Settlement Agreement provides for cancellation as of March 31, 2018 of certain revenue sharing agreements between the Company and each of Mr. Klapper, Mr. Silver and PFKD, and terminates the Company’s obligation to issue warrants to purchase 3.7 million shares of the Company’s common stock at an exercise price of $0.40 per share.
Mr. Klapper joined the Board of Directors on July 14, 2017 and resigned as of March 31, 2018.

The Company is currently in the process of collecting letters (the “Investment Letters”), mailed by Mr. Klapper to the investors in Mr. Klapper’s funds, in order to insure that the transfer of the securities under Section 4(a)(1½) of the Securities Act of 1933 is valid.

VerifyMe, Inc.
Notes to the Financial Statements

The Settlement Shares were issued pursuant to a Stock Purchase Agreement entered into in connection with the closing of the Settlement Agreement. The Company also entered into a Registration Rights Agreement with certain parties named therein with respect to the Settlement Shares and certain other shares of the Company’s common stock specified in the Registration Rights Agreement and the Settlement Agreement.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 shares of warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017. See Note 4.

On March 28, 2018, the Company accelerated the vesting of 150,000 shares of restricted common stock owned by Mr.  Klapper.

NOTE 7– STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

On November 14, 2017, the Executive Committee of the Company’s Board of Directors (the “Executive Committee”) adopted the 2017 Equity Incentive Plan (the “Plan”) which covers the potential issuance of 13 million shares of common stock. The Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the Plan at the discretion of the Board or the Board’s Compensation Committee. The Board’s Compensation Committee may adopt rules and regulations to carry out the terms of the Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

The Plan is administered by a committee of the Board (“Compensation Committee”) which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

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

For the three months ended March 31, 2018 and March 31, 2017 the Company expensed $205,969 and $51,597 with respect to the options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2018:

VerifyMe, Inc.
Notes to the Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2018:

Risk Free Interest Rate	2.39%
Expected Volatility	201.48%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.18

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(1)

Balance as of December 31, 2017	22,013,529	$0.11

Granted	1,000,000	0.21
Exercised	(5,000,000)	0.07
Balance March 31, 2018	18,013,529	$0.13

Exercisable at March 31, 2018	15,513,529	$0.14	4.6	$2,795,335

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.  As of March 31, 2018, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2,795,335.

In the quarter ended March 31, 2018, the Company amended the consulting agreement held with its Chief Operating Officer and granted 1,000,000 stock options with an exercise price of $0.2102 with 500,000 stock options vesting immediately and the remaining 500,000 stock options vesting on February 28, 2019 subject to continuing to provide consulting services.

In January 2018, the Chairman of the Board made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 6.

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2017	2,666,666	$0.06

Granted	1,000,000	0.21

Vested	(1,166,666)	0.11

Balance March 31, 2018	2,500,000	$0.10

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2018:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2017	32,292,580	$0.30
Granted	18,262,994	0.15
Exercised	(14,712,459)	0.10
Cancelled/Forfeited	(4,950,000)	0.40

Balance, March 31, 2018	30,893,116	$0.22	4.4

Exercisable at March 31, 2018	30,893,116	$0.22	4.4	$5,515

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.28 for our common stock on March 31, 2018.

For the three months ended March 31, 2018, the Company has raised gross proceeds of $1,154,777 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants in relation to the private placement.  See Note 6.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 shares of warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017.  Additionally, 3,700,000 warrants were forfeited. See Note 4.

For the three months ended March 31, 2018, 14,607,583 shares of warrants were exercised and a total of 14,607,583 shares of common stock issued for gross proceeds of $1,460,758 pursuant to the warrant discount program.  See Note 6.
In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731, see Note 6.

During the three months ended March 31, 2018 an additional 1,250,000 warrants were forfeited in relation to a note payable conversion occurring in the prior year.

All warrants were vested on the date of grant.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE 8 – RELATED PARTIES

As of March 31, 2018 the Company had $566 due from related party included in Prepaid expenses and other current assets on the Balance Sheet.

As of March 31, 2018 the Company had $30,000 due to related party included in Accounts payable and accrued expenses on the Balance Sheet.  This related to a fee to a Director for his services rendered in connection with procuring the Settlement Agreement described in Note 6.

As of December 31, 2017 the Company did not have any amounts due from or to related parties.

NOTE 9 – DEBT FORGIVENESS

During the first quarter of 2018 the Company negotiated with certain vendors regarding balances outstanding for prior year services resulting in a Gain on accounts payable forgiveness included in the Income Statement for $397,725.

NOTE 10 – SUBSEQUENT EVENTS

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10.  This authorization was since extended until the latter of 30 days after the receipt of all Investment Letters in connection with the Settlement Shares, or June 30, 2018. See Note 6.

Since March 31, 2018 through May 8, 2018 the Company has received gross proceeds of $292,496, in relation to the reduced warrant exercise program and issued 2,924,963 shares of common stock.

In April 2018, the former Chief Executive Officer of the Company exercised his warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares.

On April 25, 2018, the Company granted 300,000 shares of vested restricted stock to a new director.

On April 25, 2018, the Company accelerated the vesting of all restricted stock held by its directors to treat them the same as Paul Klapper.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

VerifyMe is a technology pioneer in the anti-counterfeiting industry. This broad market encompasses counterfeiting of physical and material goods and products, as well as counterfeiting of identity in digital transactions. We can deliver security solutions for identification and authentication of people, products and packaging in a variety of applications in the security field for physical transactions and hold patents with the application to digital transactions. Our products can be used to manage and issue secure credentials, including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

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

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We estimate that we need to spend $150,000 to develop our digital patents. Our goal is to do that in 2018. Our goal is to enable our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

General and Administrative Expenses

General and administrative expenses increased by $353,513 to $495,574 for the three months ended March 31, 2018 from $142,061 for the three months ended March 31, 2017. The increase resulted primarily to non-cash charges for the Chief Operating Officer of $200,000.

Legal and Accounting

Legal and accounting fees increased by $9,044 to $133,704 for the three months ended March 31, 2018 from $124,660 for the three months ended March 31, 2017.  In the quarter ended March 31, 2017 we had released our then attorneys  hence there were no charges related to legal fees.

Payroll Expenses

Payroll expenses were $92,051 for the three months ended March 31, 2018, an increase of $69,241 from $22,810 for the three months ended March 31, 2017.  The increase relates to non-cash compensation expense of $31,330 related primarily to restricted stock awards for the directors.

Research and Development

Research and development expenses were $12,196 and $8,669 for the three months ended March 31, 2018 and 2017.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 were $8,042 as compared to $5,921 for the three months ended March 31, 2017. The increase relates to increases in marketing expenses.

Interest Expense, net

During the three months ended March 31, 2018, the Company incurred interest expense of $791 as compared to $66,544 for the three months ended March 31, 2017.  The decrease in interest expense is related to the settlement of notes payable in the second quarter of 2017.

Change in Fair Value of Warrants

During the three months ended March 31, 2018, the Company did not have any unrealized gain or loss for the change in Fair Value of Warrants as compared to a loss of $28,256 for the three months ended March 31, 2017.  As of June 30, 2017, warrants with derivative liabilities were exchanged for common stock.

Change in Fair Value of Embedded Derivative Liability

During the three months ended March 31, 2018, the Company did not have any unrealized gain or loss for the change in the fair value of the embedded derivative liability as compared to a loss of $21,282 for the three months ended March 31, 2017.

Net Loss

Our net loss increased to $1,123,633 from $304,587.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of AGI nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

The Company defines Adjusted EBITDA as earnings (or loss) from operations before the items in the table below including non-recurring charges. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between VerifyMe, Inc. and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	Three Months Ended March 31,
	2018	2017

Net loss	$(1,123,633)	$(304,587)

Interest expenses, net	791	66,544
Amortization and depreciation	5,034	(2,212)
Total EBITDA (Non-GAAP)	(1,117,808)	(240,255)

Adjustments:

Stock based compensation	32,644	-
Fair value of options and warrants issued in exchange for services	205,969	51,597
Fair value of restricted stock and restricted stock units issued in exchange for services	51,290	-
Share-based payment for settlement agreement with shareholders	279,000	-
Cash payment for settlement agreement with shareholders	500,000	-

Total Adjusted EBITDA(Loss)	$(48,905)	$(188,658)

Liquidity and Capital Resources

Our operations used $982,041 of cash during the three months ended March 31, 2018 compared to $144,422 during the comparable period in 2017 primarily due to a $500,000 payment made related to the Settlement Agreement.

During the quarter ended March 31, 2018, we made a financial strategic decision to end a future revenue sharing program, so that we could benefit entirely from future revenues.  To do this, we paid out cash in relation to the Settlement Agreement mentioned in Note 6 to the financial statements, of $500,000.  Management believes that the potential future savings that will be incurred by this transaction significantly outweigh the costs.

Cash provided by (used) in investing activities was not material in either quarter.

Cash provided by financing activities during the three months ended March 31, 2018, was $2,631,266 compared to $145,000 during March 31, 2017.  During the three months ended March 31, 2018, the Company sold common stock for gross proceeds of $1,154,777.  Additionally, the Company raised $1,476,489 from the exercise of warrants.

As of May 14, 2018, we had $2,504,056 of cash which we expect will meet our working capital needs for more than the next 12 months. Ultimately, we must not only generate revenue from our technologies but we must general positive cash flow from operations. If we do not, we will be required to raise more capital, which will likely be very dilutive or cease operating our current business.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our product development and capabilities, and generation of revenue.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to close sales leads, begin meaningful marketing of our products, and begin generating revenue from our products. Further information on our risk factors is contained in our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2017. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

None.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of three months ended March 31, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
4.3	Certificate of Designation for Series C Preferred Stock	8-K	February 10, 2016	3.1
4.4	Certificate of Designation for Series D Preferred Stock	10-K	April 12, 2017	3.9
4.5	Certificate of Withdrawal of the Series C and Series D Certificate of Designations				Filed
10.1	Form of Consulting Agreement for Jay Cardwell*	10-K	April 16, 2018	10.21
10.2	Form of Securities Purchase Agreement dated June 30, 2017	10-K	April 16, 2018	10.28
10.3	Form of Warrant dated June 30, 2017	10-K	April 16, 2018	10.29
10.4	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +	10-K	April 16, 2018	10.30
10.5	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +	10-K	April 16, 2018	10.31
10.6	Registration Rights Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein	10-K	April 16, 2018	10.32
10.19	Form of Consulting Agreement, as amended with Keith Goldstein dated 09/1/17, as amended *	10-K	April 16, 2018	10.19
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+     Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFYME, INC.

Date: May 15, 2018 Date: May 15, 2018	By: /S/ Patrick White Patrick White Chief Executive Officer By/S/ James Cardwell James Cardwell Chief Financial Officer