Form 10-Q
period 2018-06-30
VerifyMe, Inc.
filed 2018-08-10
CIK 1104038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

585) 736-9400
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,673,206 shares of common stock outstanding at July 31, 2018.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.
Balance Sheets

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,316,301	$693,001
Accounts Receivable	5,667	-
Prepaid expenses and other current assets	18,668	18,668
Inventory	11,769	-
TOTAL CURRENT ASSETS	2,352,405	711,669

OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$248,225 and $237,331 as of June 30, 2018 and December 31, 2017	181,438	191,507

TOTAL ASSETS	$2,533,843	$903,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$440,556	$923,202
Notes payable	50,000	50,000
Common Stock payable	-	122,478
TOTAL CURRENT LIABILITIES	490,556	1,095,680

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 304,778 shares issued and outstanding as of June 30, 2018 and
324,778 shares issued and outstanding as of December 31, 2017	305	325
Inventory
Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2018 and
0.92 shares issued and outstanding as of December 31, 2017	-	-

Common stock of $.001 par value; 675,000,000 authorized; 101,165,202 and 53,873,872 issued, 100,814,662 and 53,523,332 shares outstanding as of June 30, 2018 and December 31, 2017	101,165	53,522

Additional paid in capital	60,305,122	56,198,126

Treasury stock as cost (350,540 shares at June 30, 2018 and December 31, 2017)	(113,389)	(113,389)

Accumulated deficit	(58,249,916)	(56,331,088)

STOCKHOLDERS' EQUITY (DEFICIT)	2,043,287	(192,504)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,533,843	$903,176

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.
Statements of Operations
(Unaudited)

	Three Months ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET REVENUE
Sales	$6,799	$-	$6,799	$-

COST OF SALES	2,000	-	2,000
				-
GROSS PROFIT	4,799	-	4,799	-

OPERATING EXPENSES
General and administrative (a)	525,760	482,384	1,021,334	628,831
Legal and accounting	163,770	82,162	297,474	91,206
Payroll expenses (a)	99,803	20,252	191,854	43,062
Research and development	16,233	8,641	28,429	17,310
Sales and marketing	25	-	8,067	1,535
Total Operating expenses	805,591	593,439	1,547,158	781,944

LOSS BEFORE OTHER INCOME (EXPENSE)	(800,792)	(593,439)	(1,542,359)	(781,944)

OTHER (EXPENSE) INCOME
Interest (expense) income, net	1,074	(145,772)	283	(212,316)
Settlement agreement with shareholders	-	-	(779,000)	-
Gain on accounts payable forgiveness	4,523	-	402,248	-
Change in fair value of warrants	-	130,000	-	101,744
Change in fair value of embedded derivative liability	-	100,702	-	79,420
	5,597	84,930	(376,469)	(31,152)
	-
NET LOSS	(795,195)	(508,509)	(1,918,828)	(813,096)

Less: Deemed dividend on convertible preferred shares	-	(144,219)	-	(144,219)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(795,195)	$(652,728)	$(1,918,828)	$(957,315)

LOSS PER SHARE
BASIC	$(0.01)	$(0.05)	$(0.02)	$(0.09)
DILUTED	$(0.01)	$(0.05)	$(0.02)	$(0.09)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	95,910,130	12,598,466	86,488,400	10,220,611
DILUTED	95,910,130	12,598,466	86,488,400	10,220,611

(a)  Includes non-cash share-based compensation of $215,810 and $505,713 for the three and six months ended June 30, 2018 and $284,373 and $335,970 for the three and six months ended June 30, 2017.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,918,828)	$(813,096)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	44,119	-
Fair value of options and warrants issued in exchange for services	226,188	335,970
Fair value of restricted stock and restricted stock units issued in exchange for services	235,406	-
Gain on accounts payable forgiveness	(402,248)	-
Share-based payment for settlement agreement with shareholders	279,000	-
Accretion of discount on notes payable	-	204,516
Change in fair value of warrant liability	-	(101,744)
Change in fair value of embedded derivative liability	-	(79,420)
Amortization and depreciation	10,894	6,331
Changes in operating assets and liabilities:		-
Accounts Receivable	(5,667)	-
Inventory	(11,769)	300
Prepaid expenses	-	(14,904)
Accounts payable and accrued expenses	(80,398)	180,598
Net cash used in operating activities	(1,623,303)	(281,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(825)	-
		-
Net cash used in investing activities	(825)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	2,093,217	281,000
Proceeds from sale of common stock	1,154,211	531,250
Stock issuance costs	-	(15,128)
Net cash provided by financing activities	3,247,428	797,122

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,623,300	515,673
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	693,001	22,644

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,316,301	$538,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$400	$1,060
Series B Convertible Preferred Stock converted to common stock	$599	$-
Series C Convertible Preferred Stock converted to common stock	$-	$12,014
Series D Convertible Preferred Stock converted to common stock	$-	$1,810
Cashless Exercise of Stock Options	$4,028	$-
Common Stock and Warrants Issued for Common Stock Payable	$122,478	$-
Deemed divided distribution on issuance of common stock for conversion of Series C and Series D	$-	$525,630
Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$-	$137,625
Revaluation of embedded derivative liability upon conversion of Series D Convertible Preferred Stock	$-	$11,673
Revaluation of warrant liability upon conversion of Series C Convertible Preferred Stock	$-	$189,008
Revaluation of warrant liability upon conversion of Series D Convertible Preferred Stock	$-	$43,105
Warrants issued as discount to notes payable	$-	$113,585
Conversion of accounts payable and accrued expenses to common stock	$-	$80,750
Conversion of notes payable and accrued expenses to common stock	$-	$396,101

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, is traded on the over-the-counter market and quoted on the OTCQB.

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

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to further develop the Company’s patents.

Basis of Presentation

The accompanying financial statements are presented in accordance with GAAP.

Revenue Recognition

The Company accounts for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

During the three and six months ended June 30, 2018, the Company’s revenues were primarily made up of canisters sold that will allow our customer to print labels with the Company’s technology.

Basic and Diluted Net Income per Share of Common Stock

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the periods presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

For the three months and six months ended June 30, 2018 and 2017, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the three and six months ended June 30, 2018 there were approximately 42,703,000 anti-dilutive shares consisting of 18,014,000 relating to options, 11,375,000 relating to warrants and 13,314,000 relating to preferred share agreements.  For the three and six months ended June 30, 2017 there were approximately 60,570,000 anti-dilutive shares consisting of 18,733,000 relating to options, 27,128,000 relating to warrants, and 14,709,000 relating to preferred share agreements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2018.

NOTE 2 – PATENTS AND TRADEMARKS

The current granted patent portfolio consists of 12 granted U.S. patents and two pending patents applications. The Company has recently received notice that one of its core printing technology patents has been granted in the European Union and will issue in approximately eight designated countries. Management has also conducted a review of its intellectual patent portfolio and determined that several of the applications, even if issued, were not central to the pursuit of the Company’s anti-counterfeiting and diversion business and thus not cost effective and would not continue to be pursued. Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years.   During the six months ended June 30, 2018 and 2017, the Company capitalized $825 and $0 of patent costs and trademarks. Amortization expense for patents and trademarks was $5,860 and $8,543 for the three months ended June 30, 2018 and 2017 and 10,894 and 6,331 for the six months ended June 30, 2018 and 2017.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	50,000	50,000
Net	50,000	50,000

Less: Current portion	(50,000)	(50,000)
	$-	$-

At June 30, 2018 and December 31, 2017 accrued interest on notes payable was $35,667 and $33,667.

On October 28, 2009 the Company issued an unsecured note payable for $50,000. The note and accrued interest at 8% per annum were due in full in October 2011.  The holder has never demanded payment.

As of December 31, 2017, 1,749,683 shares of common stock and 1,749,683 of warrants issuable upon conversion for $120,000 principal and $2,478 accrued interest had not yet been issued in relation to the conversion of related party note payable held by a member of the Board, and as such the amount has been recorded as Common Stock payable included on the Balance Sheets as of December 31, 2017. During the six months ended June 30, 2018, those shares of common stock and warrants were issued and delivered.

Pursuant to ASC 470-50- 40 Modifications and Extinguishments, the Company assessed the nature of the transaction and based on its assessment concluded it is a capital transaction in essence, and as such accounted for it through Additional Paid-In Capital with no gain or loss recognized in the Income Statement during the period.

Interest expense including accretion of debt discount for the three and six months ended June 30, 2018 was $1,000 and $1,000.  Interest expense including accretion of debt discount for the three and six months ended June 30, 2017 was $143,971 and $204,516.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of June 30, 2018, there were 37,564,767 authorized and 304,778 outstanding shares of Series A and 85 authorized and 0.85 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the six months ended June 30, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

During the six months ended June 30, 2018, 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s Common Stock.

NOTE 5 – STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2018 the Company expensed $248 and $8,625 relative to restricted stock units.  The Company did not have any expenses related to restricted stock units for the three and six months ended June 30, 2017.

During the six months ended, 37,500 restricted stock units were vested in relation to a consulting service agreement and a total of $8,625 was expensed.

During the six months ended June 30, 2018, the Company granted a total of 600,000 restricted stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock, for joining the Board of Directors. On April 25, 2018 the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company.

During the three months ended June 30, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and 150,000 shares to one attorney, vesting quarterly over a one-year period.

For the three and six months ended June 30, 2018, the Company expensed $183,866 and $226,781 relative to restricted common stock.  The Company did not have any expenses related to restricted stock awards for the three and six months ended June 30, 2017.

On September 8, 2017, the Company entered into a consulting agreement stipulating partial payment in restricted common stock.  During the three and six months ended June 30, 2018, 49,500 and 169,500 shares have been issued in relation to this agreement.  These shares were valued at the closing price of the Company’s common stock as they became due for a total expense of $44,119 for the six months ended June 30, 2018.

In 2017 the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share.  In January 2018 the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. During the six months ended June 30, 2018 the Company raised gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,589,545 shares of common stock and 7,590,111 warrants related to directors and relatives of the directors of the Company.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 6.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10 per share.  This authorization was extended until the latter of 30 days after the receipt of all Investment Letters, as defined below, in connection with the Settlement Shares, as defined below, or June 30, 2018.  For the six months ended June 30, 2018, 20,764,860 shares of warrants were exercised and a total of 20,764,860 shares of common stock were issued for gross proceeds of $2,076,486. Included in the above amounts are gross proceeds of $1,205,458 from directors which resulted in 12,054,576 warrants converted into the issuance of 12,054,576 common stock. The offer to exercise $0.15 warrants at $0.10 per share expired on June 30, 2018 and the Company did not extend the offer.

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

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017.
 On March 28, 2018, the Company accelerated the vesting of 150,000 shares of restricted common stock owned by Mr.  Klapper.

In April 2018, the former Chief Executive Officer of the Company exercised his warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares.

NOTE 6– STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

On November 14, 2017, the Executive Committee of the Company’s Board of Directors (the “Executive Committee”) adopted the 2017 Equity Incentive Plan (the “Plan”) which covers the potential issuance of 13 million shares of common stock. The Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the Plan at the discretion of the Board or the Compensation Committee. The Compensation Committee may adopt rules and regulations to carry out the terms of the Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

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

During the three and six months ended June 30, 2018 the Company expensed $20,219 and $226,188 with respect to options.  For the three and six months ended June 30, 2017, the Company expensed $284,373 and $335,970 with respect to the options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2018:

Risk Free Interest Rate	2.39%
Expected Volatility	201.48%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.18

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2017	22,013,529	$0.11

Granted	1,000,000	0.21
Exercised	(5,000,000)	0.07
Balance June 30, 2018	18,013,529	$0.13

Exercisable at June 30, 2018	15,513,529	$0.14	4.4	$1,838,287

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.  As of June 30, 2018, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,838,287.

In the six months ended June 30, 2018, the Company amended the consulting agreement held with its Chief Operating Officer and granted 1,000,000 stock options with an exercise price of $0.2102 with 500,000 stock options vesting immediately and the remaining 500,000 stock options vesting on February 28, 2019 subject to continuing to provide consulting services.

In January 2018, the Chairman of the Board made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 6.

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2017	2,666,666	$0.06

Granted	1,000,000	0.21

Vested	(1,166,666)	0.11

Balance June 30, 2018	2,500,000	$0.10

VerifyMe, Inc.
Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2018:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2017	32,292,580	$0.30
Granted	18,262,994	0.15
Exercised	(20,969,737)	0.10
Expired	(627,451)	0.07
Cancelled/Forfeited	(4,950,000)	0.40

Balance, June 30, 2018	24,008,386	$0.25	4.2

Exercisable at June 30, 2018	24,008,386	$0.25	4.2	$2,620

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.2101 for our common stock on June 30, 2018.

For the six months ended June 30, 2018, the Company has raised gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants in relation to the private placement.  See Note 5.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017.  Additionally, 3,700,000 warrants were forfeited. See Note 5.

For the six months ended June 30, 2018, 20,764,860 shares of warrants were exercised and a total of 20,764,860 shares of common stock issued for gross proceeds of $2,076,486 pursuant to the warrant discount program.  See Note 5.

In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731, see Note 5.

In April 2018, the former Chief Executive Officer of the Company exercised his warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares.

During the six months ended June 30, 2018 an additional 1,250,000 warrants were forfeited in relation to a note payable conversion occurring in the prior year.

All warrants were vested on the date of grant.

VerifyMe, Inc.
Notes to the Financial Statements

NOTE7 – DEBT FORGIVENESS

During the six months ended June 30, 2018 the Company negotiated with certain vendors regarding balances outstanding for prior year services resulting in a Gain on accounts payable forgiveness included in the Income Statement for $402,248.

NOTE 8 – SUBSEQUENT EVENTS

In January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10.  This authorization was since extended until the latter of 30 days after the receipt of all Investment Letters in connection with the Settlement Shares, or June 30, 2018. On July 19, 2018 the Company authorized certain holders whom have sent in their exercise notices an extension until July 27, 2018 to submit payment. As of July 27, 2018, the Company received gross proceeds of $2,616 and has issued 26,163 shares.

On July 27, 2018 the Company cancelled 607,143 in relation to private placement in 2017.

On July 31, 2018, Laurence Blickman, one of our directors, exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929.

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

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We estimate that we need to spend $150,000 to develop our digital patents. Our goal is to do that in the current year. Our goal is to enable our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including currency, passports, ID cards, pharmaceuticals, apparel, cosmetics, accessories, music, software, food, wine, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation as the crime of the twenty-first century, product counterfeiting accounts for an estimated 2.5% of global trade or $461 billion and creates global health, safety and economic consequences for individuals, corporations, government and society.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, luxury goods, tobacco, fragrances and cosmetics, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through licenses of our technology or through direct sales of our technology.

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

We believe that our physical technologies will play a role in the supply chain management process.  Our invisible ink can be used as a unique identifier in a digital serialization application.

Serialization or Unique identification helps brand owners identify who manufactured the product, which wholesaler has sold the product  to retailers or hospitals and other pertinent information concerning the products supply chain.  The implementation of serialization and track and trace provides the ability to track and trace the lifecycle of products in the system end-to-end.  Our invisible ink is applied during the printing process of product labels and packaging and can be used as a unique invisible serialization identifying number or code on labels and packaging.   The invisibleness of our ink acts as an additional layer of security since the ink needs to be revealed with special equipment.

A track and trace system improves security by:

1.	Knowing the life cycle of a product or prescription drug, from where it is manufactured, who is repackaging it, who is distributing, when it is prescribed and when it is sold
2.	Meeting accurate regulatory and compliance requirement questions such as “What, Where, When and Who”
3.	Locating prescription drug batches and precisely where they are distributed
4.	Enabling the option to recall a particular batch or entire batches which are reported as having a product/batch failure or having not met standards
5.	Identify if the prescribed drug is counterfeit, stolen, contaminated etc.
6.	Know about the multi-container packaging item level details

Track and trace works in the following ways:

1.	Generate and apply unique serialization number for manufactured drugs.
2.	Capture unique serialization number and store in centralized database (distributed or non-distributed).
3.	Update serialization data in EPCIS centralized database.
4.	Wholesalers, Repackagers and Pharmacies can have the ability to validate the serialization when they perform transactions.

Each time a transaction for serialized drugs is carried out, the transaction drug history is updated in the e-pedigree system.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue

We generated revenue of $6,799 for the three months ended June 30, 2018. This compares to no revenue in 2017.We were engaged for an order for the printing of 10 million labels with VerifyMe’s authentication serialization technology for a large global brand owner. The $6,799 primarily represents canisters that were sold to allow our customer to print labels with our technology. It is expected that the technology usage revenue for the 10 million label order will be booked during the third and fourth quarters of 2018.  The revenue is recognized as the labels are printed.

General and Administrative Expenses

General and administrative expenses increased by $43,376 to $525,760 for the three months ended June 30, 2018 from $482,384 for the three months ended June 30, 2017. The increase resulted primarily to an increase in non-cash charges related to restricted stock awards.

Legal and Accounting

Legal and accounting fees increased by $81,608 to $163,770 for the three months ended June 30, 2018 from $82,162 for the three months ended June 30, 2017.  In the quarter ended March 31, 2017 we had released our then attorneys and hired our current attorneys in the second quarter of 2017.

Payroll Expenses

Payroll expenses were $99,803 for the three months ended June 30, 2018, an increase of $79,551 from $20,252 for the three months ended June 30, 2017.  The increase relates to compensation for our Chief Executive Officer.

Research and Development

Research and development expenses were $16,233 and $8,641 for the three months ended June 30, 2018 and 2017, respectively.

Interest Expense, net

During the three months ended June 30, 2018, the Company incurred interest income, net of $1,074 as compared to interest expense, net of $145,772 for the three months ended June 30, 2017.  The decrease in interest expense is related to the settlement of notes payable in the second quarter of 2017.

Change in Fair Value of Warrants

During the three months ended June 30, 2018, the Company did not have any unrealized gain or loss for the change in Fair Value of Warrants as compared to a gain of $130,000 for the three months ended June 30, 2018.  As of June 30, 2017, warrants with derivative liabilities were exchanged for common stock.

Change in Fair Value of Embedded Derivative Liability

During the three months ended June 30, 2018, the Company did not have any unrealized gain or loss for the change in the fair value of the embedded derivative liability as compared to a gain of $100,702 for the three months ended June 30, 2017.

Net Loss

Our net loss decreased to $795,195 from $652,728.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue

Wegenerated revenue of $6,799 for the three months ended June 30, 2018. We were engaged for an order for the printing of 10 million labels with VerifyMe’s authentication serialization technology for a large global brand owner. The $6,799 primarily represents canisters that were sold to allow our customer to print labels with our technology.  It is expected that the technology usage revenue for the 10 million label order will be booked during the third and fourth quarters of 2018.  The revenue is recognized  as the labels are printed.

General and Administrative Expenses

General and administrative expenses increased by $392,503 to $1,021,334 for the six months ended June 30, 2018 from $628,831 for the six months ended June 30, 2017. The increase resulted primarily to an increase in non-cash charges related to restricted stock awards and options to consultants and our directors for $200,000.  Additionally, our Chief Executive Officer received wages in the second half of 2017, resulting in an increase of $90,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The remaining increases related primarily to consulting expenses for our Chief Operating Officer offset by a decrease in accounting fees.

Legal and Accounting

Legal and accounting fees increased by $206,268 to $297,474 for the six months ended June 30, 2018 from $91,206 for the six months ended June 30, 2017.  In the quarter ended March 31, 2017 we had released our then attorneys and hired our current attorneys in the second quarter of 2017.

Payroll Expenses

Payroll expenses were $191,854 for the six months ended June 30, 2018, an increase of $148,792 from $43,062 for the six months ended June 30, 2017.  The increase relates to compensation for our Chief Executive Officer.

Research and Development

Research and development expenses were $28,429 and $17,310 for the six months ended June 30, 2018 and 2017, respectively.

Interest Expense, net

During the six months ended June 30, 2018, the Company incurred interest income, net of $283 as compared to interest expense, net of $212,316 for the six months ended June 30, 2017.  The decrease in interest expense is related to the settlement of notes payable in the second quarter of 2017.

Change in Fair Value of Warrants

During the six months ended June 30, 2018, the Company did not have any unrealized gain or loss for the change in Fair Value of Warrants as compared to a gain of $101,744 for the six months ended June 30, 2017.  As of June 30, 2017, warrants with derivative liabilities were exchanged for common stock.

Change in Fair Value of Embedded Derivative Liability

During the six months ended June 30, 2018, the Company did not have any unrealized gain or loss for the change in the fair value of the embedded derivative liability as compared to a gain of $79,420 for the six months ended June 30, 2017.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000.

Net Loss

Our net loss increased to $1,918,828 from $957,315 for the six months ended June 30, 2018 and 2017, respectively.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of AGI nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us  and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
ADJUSTED EBITDA (Non-GAAP)	2018	2017	2018	2017

Net loss	$(795,195)	$(652,728)	$(1,918,828)	$(957,315)

Interest expenses, net	(1,074)	145,772	(283)	212,316
Amortization and depreciation	5,860	8,543	10,894	6,331
Total EBITDA (Non-GAAP)	(790,409)	(498,413)	(1,908,217)	(738,668)

Adjustments:

Stock based compensation	11,475	-	44,119	-
Fair value of options and warrants issued in exchange for services	20,219	284,373	226,188	335,970
Fair value of restricted stock and restricted stock units issued in exchange for services	184,116	-	235,406	-
Change in fair value of warrants	-	(130,000)	-	(101,744)
Change in fair value of embedded derivative liability	-	(100,702)	-	(79,420)
Share-based payment for settlement agreement with shareholders	-	-	279,000	-
Cash payment for settlement agreement with shareholders	-	-	500,000	-

Total Adjusted EBITDA (Non-GAAP)	$(574,599)	$(444,742)	$(623,504)	$(583,862)

Liquidity and Capital Resources

Our operations used $1,623,303 of cash during the six months ended June 30, 2018 compared to $281,449 during the comparable period in 2017 due to a $500,000 payment made related to the Settlement Agreement and due to changes in operations occurring in the first half of 2017.

In March 2018, we made a financial strategic decision to end a future revenue sharing program, so that we could benefit entirely from future revenues.  To do this, we paid out cash in relation to the Settlement Agreement mentioned in Note 6 to the financial statements, of $500,000.  Management believes that the potential future savings that will be incurred by this transaction significantly outweigh the costs.

Cash provided or used in investing activities was not material in either quarter.

Cash provided by financing activities during the six months ended June 30, 2018, was $3,247,428 compared to $797,122 during the six months ended June 30, 2017.  During the six months ended June 30, 2018, the Company sold common stock for gross proceeds of $1,154,211.  Additionally, the Company raised $2,093,217 from the exercise of warrants.

As of July 31, 2018, we had $2,371,387 of cash which we expect will meet our liquidity and working capital needs for more than the next 12 months. Ultimately, we must not only generate revenue from our technologies but we must general positive cash flow from operations. If we do not, we will be required to raise more capital, which will likely be very dilutive or cease operating our current business.

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

Revenue Recognition

We account for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of three months ended June 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10 per share.  This authorization was extended until June 30, 2018 and the Company did not extend the offer past June 30, 2018. As of the date of this report 20,764,860 warrants were exercised and a total of 20,764,860 shares of common stock were issued for gross proceeds to the Company of $2,076,486.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
10.1	Form of Restricted Stock Agreement*				Filed
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished**
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

VERIFYME, INC.

Date: August 10, 2018	By: /S/ Patrick White

Patrick White

Chief Executive Officer

Date: August 10, 2018	By/S/ Margaret Gezerlis

Margaret Gezerlis

Chief Financial Officer