Form 10-Q
period 2018-09-30
VerifyMe, Inc.
filed 2018-11-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,203,166 shares of common stock outstanding at November 2, 2018.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,124,272	$693,001
Accounts Receivable	28,462	-
Prepaid expenses and other current assets	18,668	18,668
Inventory	35,102	-
TOTAL CURRENT ASSETS	2,206,504	711,669

OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$253,259 and $237,331 as of September 30, 2018 and December 31, 2017	192,269	191,507
Capitalized Software	30,223	-

TOTAL ASSETS	$2,428,996	$903,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$442,737	$923,202
Notes payable	-	50,000
Common Stock payable	-	122,478
TOTAL CURRENT LIABILITIES	442,737	1,095,680

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 304,778 shares issued and outstanding as of September 30, 2018 and
324,778 shares issued and outstanding as of December 31, 2017	305	325

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of September 30, 2018 and
0.92 shares issued and outstanding as of December 31, 2017	-	-

Common stock of $.001 par value; 675,000,000 authorized; 102,546,708 and 53,873,872 issued, 102,196,168 and 53,523,332 shares outstanding as of September 30, 2018 and December 31, 2017	102,196	53,522

Additional paid in capital	60,726,539	56,198,126

Treasury stock as cost (350,540 shares at September 30, 2018 and December 31, 2017)	(113,389)	(113,389)

Accumulated deficit	(58,729,392)	(56,331,088)

STOCKHOLDERS' EQUITY (DEFICIT)	1,986,259	(192,504)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,428,996	$903,176

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

NET REVENUE
Sales	$28,273	$392	$35,072	$392

COST OF SALES	12,281	-	14,281
				-
GROSS PROFIT	15,992	392	20,791	392

OPERATING EXPENSES
General and administrative (a)	357,665	242,401	1,378,999	872,767
Legal and accounting	64,897	51,926	362,371	143,132
Payroll expenses (a)	77,664	71,898	269,518	114,960
Research and development	73,843	15,933	102,272	33,243
Sales and marketing	9,150	-	17,217
Total Operating expenses	583,219	382,158	2,130,377	1,164,102
	-
LOSS BEFORE OTHER INCOME (EXPENSE)	(567,227)	(381,766)	(2,109,586)	(1,163,710)

OTHER (EXPENSE) INCOME
Interest (expenses) income, net	1,084	(5,000)	1,367	(217,316)
Gain on derecognition of note payable and accrued interest	86,667	-	86,667	-
Settlement agreement with shareholders	-		(779,000)	-
Gain on accounts payable forgiveness	-		402,248
Change in fair value of warrants	-	1,783	-	103,527
Change in fair value of embedded derivative liability	-		-	79,420
	87,751	(3,217)	(288,718)	(34,369)
	-
NET LOSS	$(479,476)	$(384,983)	$(2,398,304)	$(1,198,079)

LOSS PER SHARE
BASIC	$(0.00)	$(0.01)	$(0.03)	$(0.06)
DILUTED	$(0.00)	$(0.01)	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	101,186,416	42,642,914	91,453,702	21,355,120
DILUTED	101,186,416	42,642,914	91,453,702	21,355,120

(a)	Includes share-based compensation of $204,227 and $709,940 for the three and nine months ended September 30, 2018 and $101,229 and $452,949 for the three and nine months ended September 30, 2017.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,398,304)	$(1,198,079)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	44,120	12,285
Fair value of options and warrants issued in exchange for services	270,339	440,664
Fair value of restricted stock and restricted stock units issued in exchange for services	395,481	-
Gain on accounts payable forgiveness	(402,248)	-
Share-based payment for settlement agreement with shareholders	279,000	-
Gain on derecognition of note payable and accrued interest	(86,667)	-
Accretion of discount on notes payable	-	204,516
Change in fair value of warrant liability	-	(103,527)
Change in fair value of embedded derivative liability	-	(79,420)
Amortization and depreciation	15,928	12,598
Changes in operating assets and liabilities:
Accounts Receivable	(28,462)
Inventory	(35,102)	(14,904)
Prepaid expenses	-	(12,348)
Accounts payable and accrued expenses	(41,550)	111,472
Net cash used in operating activities	(1,987,465)	(626,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(16,690)	-
Capitalized Software Costs	(30,223)	-
Net cash used in investing activities	(46,913)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	2,311,438	-
Proceeds from issuance of notes payable	-	281,000
Proceeds from sale of common stock	1,154,211	1,100,250
Stock issuance costs	-	(17,453)
Net cash provided by financing activities	3,465,649	1,363,797

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,431,271	737,054
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	693,001	22,644

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,124,272	$759,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$400	$1,060
Series B Convertible Preferred Stock converted to common stock	$599	$-
Series C Convertible Preferred Stock converted to common stock	$-	$12,014
Series D Convertible Preferred Stock converted to common stock	$-	$1,810
Cashless Exercise of Stock Options	$4,028	$-
Cashless Exercise of Warrants	$176	$-
Common Stock and Warrants Issued for Common Stock Payable	$122,478	$-
Deemed divided distribution on issuance of common stock for conversion of Series C and Series D	$-	$525,630
Revaluation of embedded derivative liability upon conversion of Series C Convertible Preferred Stock	$-	$137,625
Revaluation of embedded derivative liability upon conversion of Series D Convertible Preferred Stock	$-	$11,673
Revaluation of warrant liability upon conversion of Series C Convertible Preferred Stock	$-	$189,383
Revaluation of warrant liability upon conversion of Series D Convertible Preferred Stock	$-	$43,105
Warrants issued as discount to notes payable	$-	$113,585
Conversion of accounts payable and accrued expenses to common stock	$-	$80,750
Conversion of notes payable and accrued expenses to common stock	$-	$396,101

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

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

During the three and nine months ended September 30, 2018, the Company’s revenues were primarily made up of revenue generated from printing labels with the Company’s technology.

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

For the three and nine months ended September 30, 2018 and 2017, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the three and nine months ended September 30, 2018 there were approximately 41,237,000 anti-dilutive shares consisting of 18,014,000 shares issuable upon exercise of options, 9,909,000 shares issuable upon exercise of warrants and 13,314,000 shares issuable upon conversion of preferred stock.  For the three and nine months ended September 30, 2017 there were approximately 71,987,000 anti-dilutive shares consisting of 22,014,000 shares issuable upon exercise of options, 35,264,000 shares issuable upon exercise of warrants, and 14,709,000 shares issuable upon conversion of preferred stock.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through September 30, 2018.

NOTE 2 – OTHER ASSETS

Patents and Trademarks

The current granted patent portfolio consists of 10 granted U.S. patents, 3 pending patents applications, one registered trademark and four pending trademark applications. The Company has recently received notice that one of its core printing technology patents has been granted in the European Union and will issue in approximately eight designated countries. Management has also conducted a review of its intellectual patent portfolio and determined that several of the applications, even if issued, would not be central to the pursuit of the Company’s anti-counterfeiting and diversion business and thus not cost effective hence the Company did not continue to pursue the applications. Accordingly, costs associated with the registration and legal defense of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years.   During the nine months ended September 30, 2018 and 2017, the Company capitalized $16,690 and $0 of patent costs and trademarks. Amortization expense for patents and trademarks was $5,034 and $6,267 for the three months ended September 30, 2018 and 2017 and $15,928 and $12,598 for the nine months ended September 30, 2018 and 2017.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally three years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. As of September 30, 2018, the Company capitalized $30,223. As of December 31, 2017, the Company had not capitalized any software development costs.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	-	50,000
Net	-	50,000

Less: Current portion	-	(50,000)
	$-	$-

At September 30, 2018 and December 31, 2017 accrued interest on notes payable was $0 and $33,667.

On October 28, 2009 the Company issued an unsecured note payable for $50,000. The note and accrued interest at 8% per annum were due in full in October 2011.  The holder has never demanded payment. Since the note matured on September 30, 2011, the holder cannot commence an action to enforce payment of the note as the statute of limitations for the note expired on September 30, 2017. Applying guidance from ASC Topic 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon expiration of the statute of limitations. The carrying value of the note payable of $50,000 and accrued interest of $36,667 was derecognized in the three months ended September 30, 2018 and recorded as ‘Gain on derecognition of note payable and accrued interest’ and included in the Statement of Operations.

As of December 31, 2017, 1,749,683 shares of common stock and 1,749,683 shares underlying warrants issuable upon conversion for $120,000 principal and $2,478 accrued interest had not yet been issued in relation to the conversion of related party note payable held by a member of the Board, and as such the amount has been recorded as Common Stock payable included on the Balance Sheets as of December 31, 2017. During the nine months ended September 30, 2018, those shares of common stock and warrants were issued and delivered.

Pursuant to ASC 470-50- 40 Modifications and Extinguishments, the Company assessed the nature of the transaction and based on its assessment concluded it is a capital transaction in essence, and as such accounted for it through Additional Paid-In Capital with no gain or loss recognized in the Income Statement during the period.

Interest expense including accretion of debt discount for the three and nine months ended September 30, 2018 was $1,000 and $3,000.  Interest expense including accretion of debt discount for the three and nine months ended September 30, 2017 was $1,000 and $205,516.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of September 30, 2018, there were 37,564,767 authorized and 304,778 outstanding shares of Series A and 85 authorized and 0.85 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the nine months ended September 30, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2018, 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s Common Stock.

NOTE 5 – STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2018 the Company expensed $0 and $8,625 relative to restricted stock units.  The Company did not have any expenses related to restricted stock units for the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2018, 37,500 restricted stock units were vested in relation to a consulting service agreement and a total of $8,625 was expensed.

During the nine months ended September 30, 2018, the Company granted a total of 600,000 restricted stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock, for joining the Board of Directors. On April 25, 2018 the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company.

During the nine months ended September 30, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and 150,000 shares to one attorney, vesting over a one-year period.

For the three and nine months ended September 30, 2018, the Company expensed $160,077 and $386,856 relative to restricted common stock.  For the three and nine months ended September 30, 2017 the Company expensed $12,285 and $12,285, respectively.

On September 8, 2017, the Company entered into a consulting agreement stipulating partial payment in restricted common stock.  During the three and nine months ended September 30, 2018, 49,500 and 169,500 shares have been issued in relation to this agreement.  These shares were valued at the closing price of the Company’s common stock as they became due for a total expense of $44,120 for the nine months ended September 30, 2018.

In 2017 the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share.  In January 2018 the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. During the nine months ended September 30, 2018 the Company raised gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to directors and relatives of the directors of the Company.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 6.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10 per share.  This authorization was extended until June 30, 2018.  The Company authorized certain holders, who had sent in their exercise notices prior to June 30, 2018, to submit payment before July 27, 2018 and exercise their warrants at $0.10 per share. For the nine months ended September 30, 2018, 20,787,784 warrants were exercised and a total of 20,787,784 shares of common stock were issued for gross proceeds of $2,078,778. Included in the above amounts are gross proceeds of $1,205,458 from directors in exchange for exercise of 12,054,576 warrants and issuance of 12,054,576 shares of common stock.

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

On July 27, 2018 the Company cancelled 607,143 shares as a result of an over-issuance of shares to an investor in connection with the Company’s 2017 exchange.

On July 31, 2018, a member of the Board exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929.

In August 2018, a warrant holder, made a cashless exercise of 366,047 warrants, whereby the warrant holder disposed of 190,386 shares to the Company as part of this exercise, amounting to an issuance of 175,661 shares, see Note 6.

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

Incentive Stock Options under all plans of the Company shall not exceed $1,000,000 per calendar year. If any employee shall have the right to first exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Statutory Stock Options, including prices, duration, transferability and limitations on exercise.

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

During the three and nine months ended September 30, 2018 the Company expensed $44,151 and $270,339 with respect to options.  For the three and nine months ended September 30, 2017, the Company expensed $101,229 and $452,949 with respect to the options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2018:

Risk Free Interest Rate	2.54%
Expected Volatility	202.25%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.26

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2017	22,013,529	$0.11

Granted	1,000,000	0.21
Exercised	(5,000,000)	0.07
Balance September 30, 2018	18,013,529	$0.13

Exercisable at September 30, 2018	16,513,529	$0.13	4.1	$4,269,150

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period. As of September 30, 2018, the aggregate intrinsic value of options exercisable under the Company’s stock option plans was $4,269,150.

In the nine months ended September 30, 2018, the Company amended the consulting agreement held with its Chief Operating Officer and granted him 1,000,000 stock options with an exercise price of $0.2102 with 500,000 stock options vesting immediately and the remaining 500,000 stock options vesting on February 28, 2019 subject to continuing to provide consulting services.

In January 2018, the Chairman of the Board made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 6.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the nine months ended September 30, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2017	2,666,666	$0.06

Granted	1,000,000	0.21

Vested	(2,166,666)	0.09

Balance September 30, 2018	1,500,000	$0.12

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2018:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2017	32,292,580	$0.30
Granted	18,262,994	0.15
Exercised	(22,798,231)	0.10
Expired	(1,019,608)	0.07
Cancelled/Forfeited	(4,950,000)	0.40

Balance, September 30, 2018	21,787,735	$0.27	4.0

Exercisable at September 30, 2018	21,787,735	$0.27	4.0	$4,741

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.36 for our common stock on September 30, 2018.

For the nine months ended September 30, 2018, the Company has received gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants in relation to the private placement.  See Note 5.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017.  Additionally, 3,700,000 warrants were forfeited. See Note 5.

For the nine months ended September 30, 2018, 20,787,784 shares of warrants were exercised and a total of 20,787,784 shares of common stock were issued for gross proceeds of $2,078,778. See Note 5.

In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731, see Note 5.

In April 2018, the former Chief Executive Officer of the Company exercised 100,000 warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares.

On July 31, 2018, a member of the Board exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929. See note 5.

In August 2018, a warrant holder, made a cashless exercise of 366,047 warrants, whereby the warrant holder disposed of 190,386 shares to the Company as part of this exercise, amounting to an issuance of 175,661 shares, see Note 5.

During the nine months ended September 30, 2018 an additional 1,250,000 warrants were forfeited in relation to a note payable conversion occurring in the prior year.

All warrants were vested on the date of grant.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 7 – DEBT FORGIVENESS

During the nine months ended September 30, 2018 the Company negotiated with certain vendors regarding balances outstanding for prior year services resulting in a Gain on accounts payable forgiveness included in the Statement of Operations for $402,248.

NOTE 8 – CONCENTRATIONS

Revenue

For the three and nine months ended September 30, 2018, two customers represented more than 10.0% of revenues.

Accounts Receivable

As of September 30, 2018, two customers represented more than 10.0% of consolidated accounts receivable.

NOTE 9 – SUBSEQUENT EVENTS

On November 2, 2018, an investor made a cashless exercise of 11,678 warrants and was issued 6,998 shares of the Company’s common stock.

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

We believe that the digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We are on target to complete development of our digital patents by the end of the year. Our goal is to enable our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security. These solutions can be applied to corporate networks, financial services, e-gov services, digital wallets, mobile payments, entertainment, subscription services, and social media.

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

Our physical and digital technologies include the following products:

RainbowSecure™ Print Technology – Invisible ink technology that only our special VeriPAS Mobile phone Authenticator device can see and read variable codes into the cloud. This technology is made and supported by HP Indigo for use by brand owners and printers with 6000 series HP Indigo digital printing presses. It is ideal for producing labels and packaging requiring counterfeit prevention, authentication, serialization and traceability. RainbowSecure works with our new Smart Phone reading device as well as the “VeriPAS” global product authentication software.

VeriPAS Mobile Phone Authenticator – This is our Smart Phone Authenticator Device designed to read RainbowSecure invisible codes into a powerful cloud based Global Product authentication, track and trace system called, “VeriPAS”. Investigators will be able to use their personal smart phones with this device to authenticate and track products.

VeriPAS Track and Trace Software: VeriPAS is a serialization, track and trace system for both consumers and brand owners to verify a product’s authenticity. In addition, brand owners can access powerful data intelligence, GPS hot spots of counterfeited product awareness, and track a product’s complete “life cycle.”

VeriPAS Quick-Check –This product is a hand-held device which instantly verifies the actual products authenticity. This technology can verify the authenticity of products made of metal, plastic, ceramic or even fabric. This is a quick press of a button notification for product investigators to validate the actual products authenticity rather than just a product’s packaging and or labels.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended September 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue

We generated revenue of $28,273 for the three months ended September 30, 2018. This compares to $392 revenue in 2017. We were engaged for an order for the printing of labels with VerifyMe’s authentication serialization technology for a large global brand owner. The $28,273 primarily represents a portion of this order of labels printed with our technology.

General and Administrative Expenses

General and administrative expenses increased by $115,264 to $357,665 for the three months ended September 30, 2018 from $242,401 for the three months ended September 30, 2017. The increase resulted primarily to an increase in non-cash charges related to restricted stock awards.

Legal and Accounting

Legal and accounting fees increased by $12,971 to $64,897 for the three months ended September 30, 2018 from $51,926 for the three months ended September 30, 2017.

Payroll Expenses

Payroll expenses were $77,664 for the three months ended September 30, 2018, an increase of $5,766 from $71,898 for the three months ended September 30, 2017.

Research and Development

Research and development expenses were $73,843 and $15,933 for the three months ended September 30, 2018 and 2017, respectively.

Gain on derecognition of note payable and accrued interest

Gain on derecognition of note payable and accrued interest was $86,667 and $0 for the three months ended September 30, 2018 and 2017, respectively. The release related to a note payable that had matured in 2011. We were not able to contact the holder, nor had the holder reached out us. As a result, we derecognized the amounts payable once the applicable statute of limitations expired.

Net Loss

Our net loss increased to $479,476 for the three months ended September 30, 2018 from $384,983 for the three months ended September 30, 2017.

Comparison of the Nine months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the nine months ended September 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue

We generated revenue of $35,072 for the nine months ended September 30, 2018 and $392 for the nine months ended September 30, 2017. We were engaged for an order for the printing of labels with VerifyMe’s authentication serialization technology for a large global brand owner. The $35,072 primarily represents a portion of this order of labels printed with our technology.

General and Administrative Expenses

General and administrative expenses increased by $506,232 to $1,378,999 for the nine months ended September 30, 2018 from $872,767 for the nine months ended September 30, 2017. The increase resulted primarily to an increase in non-cash charges related to restricted stock awards and options to consultants and our directors for $200,000.  The remaining increases related to increase in consulting charges and expenses related to activities that will expand our operations.

Legal and Accounting

Legal and accounting fees increased by $219,239 to $362,371 for the nine months ended September 30, 2018 from $143,132 for the nine months ended September 30, 2017.  In the quarter ended March 31, 2017 we had released our then attorneys and hired our current attorneys in the second quarter of 2017.

Payroll Expenses

Payroll expenses were $269,518 for the nine months ended September 30, 2018, an increase of $154,558 from $114,960 for the nine months ended September 30, 2017.  The increase relates to compensation for our Chief Executive Officer.

Research and Development

Research and development expenses were $102,272 and $33,243 for the nine months ended September 30, 2018 and 2017, respectively. The increase relates to the expenditure for our developed technologies.

Interest Expense, net

During the nine months ended September 30, 2018, the Company incurred interest income, net of $1,367 as compared to interest expense, net of $217,316 for the nine months ended September 30, 2017.  The decrease in interest expense is related to the settlement of notes payable in the second quarter of 2017.

Change in Fair Value of Warrants

During the nine months ended September 30, 2018, the Company did not have any unrealized gain or loss for the change in Fair Value of Warrants as compared to a gain of $103,527 for the nine months ended September 30, 2017.  As of September 30, 2017, warrants with derivative liabilities were exchanged for common stock.

Change in Fair Value of Embedded Derivative Liability

During the nine months ended September 30, 2018, the Company did not have any unrealized gain or loss for the change in the fair value of the embedded derivative liability as compared to a gain of $79,420 for the nine months ended September 30, 2017.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000.

Gain on derecognition of note payable and accrued interest

Gain on derecognition of note payable and accrued interest was $86,667 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The release related to a note payable that had a matured in 2011. We were not able to contact the holder, nor had the holder reached out us. As a result, we derecognized the amounts payable once the applicable statute of limitations expired.

Net Loss

Our net loss increased to $2,398,304 from $1,198,079 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) allocable to common shareholders, a GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,

ADJUSTED EBITDA (Non-GAAP)	2018	2017	2018	2017

Net loss	$(479,476)	$(384,983)	$(2,398,304)	$(1,198,079)

Interest expenses (income), net	(1,084)	5,000	(1,367)	217,316
Amortization and depreciation	5,034	6,267	15,928	12,598
Total EBITDA (Non- GAAP)	(475,526)	(373,716)	(2,383,743)	(968,165)

Adjustments:

Stock based compensation	1	12,285	44,120	12,285
Fair value of options and warrants issued in exchange for services	44,151	104,694	270,339	440,664
Fair value of restricted stock and restricted stock units issued in exchange for services	160,077	-	395,481	-
Change in fair value of warrants		(1,783)		(103,527)
Change in fair value of embedded derivative liability				(79,420)
Share-based payment for settlement agreement with shareholders	-	-	279,000	-

Cash payment for settlement agreement with shareholders	-	-	500,000	-

Total Adjusted EBITDA (Non-GAAP)	$(271,297)	$(258,520)	$(894,803)	$(698,163)

Liquidity and Capital Resources

Our operations used $1,987,465 of cash during the nine months ended September 30, 2018 compared to $626,743 during the comparable period in 2017 due to a $500,000 payment made related to the Settlement Agreement and due to changes in operations occurring in the first half of 2017.

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

Cash used in investing activities was $46,913 during the nine months ended September 30, 2018 compared to nil during the nine months ended September 30, 2017. Cash used in investing activities primarily related to capitalized software costs.

Cash provided by financing activities during the nine months ended September 30, 2018, was $3,465,649 compared to $1,363,797 during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, the Company sold common stock for gross proceeds of $1,154,211.  Additionally, the Company raised $2,311,438 from the exercise of warrants.

As of October 31, 2018, we had approximately $1,957,000 of cash which we expect will meet our liquidity and working capital needs for more than the next 12 months. Ultimately, we must not only generate revenue from our technologies but we must generate positive cash flow from operations. If we do not, we will be required to raise more capital, which will likely be very dilutive or cease operating our current business.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to complete development of our digital patents, to close sales leads, begin meaningful marketing of our products, and begin generating revenue from our products. Further information on our risk factors is contained in our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2017. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of three months ended September 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in filings with the SEC, we have issued shares of common stock which are not registered under the Securities Act of 1933, as described below.

The Company’s offer to holders of the Company’s outstanding $0.15 warrants to exercise their warrants at the reduced price of $0.10 expired on June 30, 2018. On July 19, 2018 the Company authorized certain holders (the “Extension Holders”) who had sent in their exercise notices prior to June 30, 2018, an extension until July 27, 2018 to submit payment. As of September 30, 2018, the Company received gross proceeds of $2,292 and has issued 22,924 shares to the Extension Holders.

On July 27, 2018 the Company cancelled 607,143 shares of common stock as a result of an over issuance from 2017.

On July 31, 2018, Laurence Blickman, one of our directors, exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929.

On August 29, 2018, an investor cashlessly exercised 1,250,000 warrants and was issued 175,662 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
10.1	Form of Consulting Agreement for Margaret Gezerlis*				Filed
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished**
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

VERIFYME, INC.

Date: November 14, 2018	By: /S/ Patrick White

Patrick White

Chief Executive Officer

Date: November 14, 2018	By/S/ Margaret Gezerlis

Margaret Gezerlis

Chief Financial Officer

