Form 10-K
period 2018-12-31
VerifyMe, Inc.
filed 2019-04-01
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $13,434,238 as of June 30, 2018 based on the price in which the common stock of the registrant was last sold as reported by the OTCQB. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 103,963,166 shares of common stock outstanding as of the close of business on March 29, 2019.

2

VERIFYME, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2018

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (the “Company,” “VerifyMe,” “we,” “us,” or “our”) is a technology pioneer in the brand protection/anti-counterfeiting industry. The Company was formed as LaserLock Technologies, Inc., in Nevada on November 10, 1999. For the last three years the Company has been engaged in researching, developing, and monetizing products in the brand protection, authentication, serialization, track and trace and anti-counterfeiting industries. This broad market encompasses identifying and preventing counterfeiting of physical and material goods and products, prevent product diversion enable brand owners to monitor, control and protect their products life cycle, as well as authenticating people in digital transactions. We have the ability to deliver security solutions for identification and authentication of people and products in a variety of applications in the security fields of authentication, counterfeit prevention and product diversion. Our products can be used to print, secure and covertly serialize labels and packaging for brand owners, manage and issue secure credentials including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to securely process digital financial transactions, provide secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

Our physical printing technologies we own enable businesses to reconstruct their overall approaches to security—from brand protection, product diversion and counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., banking, gaming, apparel, tobacco, cosmetics, food, beverages, plastics, metal, event and transportation tickets, manufactured goods, fabrics, parts, driver’s licenses, insurance cards, passports, computer software, and credit cards. We can generate sales through re-seller agreements of our technology and through direct sales of our technology to global brand owners, label and packaging printers.

Our physical printing technologies involve the utilization of invisible and/or color changing inks, which are compatible and printed with today’s digital and standard printing presses. The inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and laser. The inks can be printed in both a static image and variable image utilizing digital printing presses and third party digital inkjet systems which are attached to traditional printing presses. Our invisible ink can be a fixed image, variable image or a serialized code, bar code or QR code. We have developed a product which attaches to a smart-phone that reads our invisible ink codes into sophisticated cloud based track and trace software. We also have a product that informs users that our invisible ink is present for authentication. Based upon our experience, we believe that the ink technologies may be incorporated into most existing manufacturing processes.

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

In February 2018, we entered into a reseller agreement with a global label manufacturer (the “GLM”). This particular label printer began printing our technology in July of 2018 and has major brand owners as clients which can utilize our technologies to protect their product labels and packaging from counterfeiting and product diversion. This label printer owns and operates printers and manufacturing equipment which can implement the Company’s technology. This reseller also has manufacturing facilities around the globe.

In 2018, we entered into two other reseller agreements with print service providers (“PSP”). One of these PSPs is testing for a global consumer products company.

In March 2018 we entered into a strategic partnership with S-One Labels & Packaging, a division of S-One LP (“S-One”). S-One provides companies with product and sales channels, technical and marketing support, digital development support, and distribution channels through the other companies which have partnered with S-One. S-One will provide the Company with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One will act as a sales and marketing contractor for the Company’s printed products and services on a global basis and will assist the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with global and domestic print providers and brand owners.

Business Update

2018 can be categorized as a year of continued product development and early stage revenue generation. In order to penetrate the security printing market, the company had to modernize its invisible ink technology, called RainbowSecure™. The company had to create the ability to utilize RainbowSecure™ as an invisible code that contained data that could be read into sophisticated software that resides in the cloud. To accomplish this task, the company created a device that attaches to a smart phone. After several prototypes, this device was successfully tested in 2018 and is now being manufactured. The first units are expected to be received and ready for leasing to brand owners, inspectors and print service providers in April 2019.

In conjunction with the new smart phone reading device, we finalized our “VeriPAS” software which is based in the cloud and gives brand owners the ability to monitor, control and protect their products life cycle. This software resides in the cloud and brand owners access it over the internet. The software generates serialization codes which the brand owner purchases from VerifyMe. These codes are then printed on labels and packaging in both visible codes for consumers to engage and invisible codes known as RainbowSecure™ which trained brand inspectors review with our reading device.

The company signed 3 contracts with print service providers in 2018. This is the beginning of revenue generation. We feel revenue will ramp up in 2019 due to the manufacturing of our new smart phone reading devices which are scheduled for delivery in April 2019, the addition of our new VP of Business Development who was hired in late 2018, the completed training of our marketing and sales partner, S-One LP, and the installation of our products into the HP Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, GA  where customers can perform tests and get hands on experience with the Company’s technologies.

Physical Printing Security Technology

In September of 2017 we announced a five-year contract with the Indigo Division of HP Inc. (NYSE:HPQ) ("HP Indigo") a global printing technology leader.  HP Indigo is a leader in manufacturing digital printing presses.  These presses print both static and variable high-quality images such as personalized labels and packaging for major brand owners.  Our technology was tested and approved by HP Indigo for use on the HP Indigo 6000 series press models. It is currently being qualified for the larger HP Indigo 30,000 series.

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

Under the terms of the Company’s; agreement with the Label Manufacturer, the Label Manufacturer will be able to create and print labeling containing the VerifyMe RainbowSecure™ ink technology.

HP has their own QR code track and trace system called, “HP Link Technology”.  HP Link competes with the Micro Focus GPAS system.  VerifyMe is in continuing discussions to build a similar covert serialization number layer utilized in the Micro Focus GPAS system into HP Indigo’s Link system.

We believe that the physical printing technologies we own, coupled with our contract with HP Indigo we will enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products and alleviate the brand owner’s liability from counterfeit knockoffs which physically harm consumers. Our covert technologies give the brand owner the ability to control, monitor and protect their products life cycle. Also, our technologies allow the brand owner to prove that the product causing an issue is authentic or made by a counterfeiter.

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

Due to a signed contract with HP Indigo and Micro Focus, VerifyMe RainbowSecure™ technology can now be printed variably on high-speed, high-quality labels and packaging.  Our technology cannot be seen by the human eye and requires special authentication equipment to see in labels and packaging which can be authenticated via a secure cloud process.  Brand owners can not only prove the authenticity of a product, but it can also prevent product diversion and enhance track and trace operations which generates business intelligence as to where counterfeiting is occurring around the globe.  These contracts give the Company the ability to secure, protect and identify the labels and packages of drugs, cosmetics, food, beverages and all other consumable products.  We are now working with HP Indigo to roll out the technology to their 6000 series Indigo owners.  HP has also informed the Company that they will be expanding the use of the technology in 2019 on the 4000 series of HP Indigo presses which are used for packaging substrates. In addition to the Micro Focus GPAS serialization, track and trace software system, the company is able to incorporate its RainbowSecure™ invisible codes with other serialization, track and trace software systems, such as HP’s LINK system. The company is negotiating with HP LINK for such combination of technologies. Micro Focus is also now marketing our combined track and trace solution. S-One will also provide VerifyMe with a global and sales and marketing infrastructure for this solution.

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

According to “Research and Markets.com”, $1.2 trillion worth of counterfeit goods were bought and sold last year. Not surprisingly, much of it happened online.

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

The Size of the Market Opportunity

The global anti-counterfeit packaging market was estimated at $105.9 Billion in 2018 and is projected to reach $182.2 Billion by 2023, at a compound annual growth rate of 11.5%. The market size projected from 2018 to 2023 based on a report by marketsandmarkets.com.

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

ePedigree and FDA mandated serialization requirements were implemented in November 2018 and are now required in all aspects of the pharmaceutical supply chain, from the manufacturer to the packager, wholesaler, distributor and final dispensing entity. The ePedigree provides an “audit trail,” or documented evidence, to help to identify and catch counterfeiting and diversion. Serialization requires manufacturers, or third-party packagers in some virtual supply chains, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8-10% of a medicine pack’s total production cost only on solutions to protect it from duplication and counterfeiting, according to company executives. Our unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market.

The Federal Drug Administration (“FDA”) implemented Title II of the Drug Quality and Security Act, entitled the “Drug Supply Chain Security Act.” This regulation requires drug manufactures to add product identifiers, such as our RainbowSecure™ technology as well as our VeriPAS™ track and trace system, to certain prescription drug packages beginning in November 2018.. Some pharmaceutical companies are still evaluating the FDA outline. The FDA has not made clear what penalties will be implemented on pharmaceutical companies who do not participate in the identifier program. We expect all pharmaceutical companies will eventually comply with the legislation at some point in the future. We plan on selling directly to the pharmaceutical industry and their printers. We will also engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry. The FDA intends to continue implementing the Drug Supply Chain Security Act to ensure that a full electronic identification system for prescription drugs is implemented by 2023.

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

SecureLight™ technology was developed as a result of our investment in new proprietary color changing inks that could penetrate broader markets and result in far greater revenues. During the past decade, we have refined our technologies and their applications, and now have what we believe to be the easiest, most cost effective and efficient authentication technologies available in the world today. Our technology, known as SecureLight™, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technologies can also be used to protect apparel, pharmaceuticals, and virtually any other physical product. In 2018 we received notice that patents involving this technology have been approved in various European nations.

SecureLight+™ technology combines the covert characteristics of RainbowSecure and the overt characteristics of SecureLight. This provides a solution which can be authenticated in two different ways - by proprietary tuned laser devices, and also by anyone with fluorescent lighting including end consumers. In 2018 we received notice that patents involving this technology have been approved in various European nations.

VeriPAStm Technology combines the covert identifier of RainbowSecure™ with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. The company is speaking with other Serialization, track and trace software providers and expects to add alternatives to clients beyond the Micro Focus GPAS system.

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

Verification is the front door of all access and transactions. The most fundamental action is to identify “who the person is and how you identify yourself”. We feel our VerifyMe digital authentication is the building block that answers that question. Our VerifyMe Verification technology ensures that users are who they say they are.  Our technology becomes their virtual credentials which are protected from fraud and theft.  There are literally hundreds of millions of identities stolen annually. It is absolutely crucial to know which users have the right to access particular information or transaction, and whether or not unauthorized users have been prevented from accessing those same critically important items.

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

Additionally, our multi-factor authentication (“MFA”) does not use tokens or complicated, tiered passwords. Passwords are replaced by our MFA technology. Passwords are lost, stolen, forgotten, constantly changed, etc. Our MFA removes the need for passwords. The person’s biometrics combined with other non-password factors become their password.

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

Our digital multi-factor verification software solutions can be applied to:

•	Cryptocurrencies
•	Blockchain Authentication
•	Corporate Networks
•	Digital Drop Box Access
•	Physical Access
•	Banking
•	Financial Transaction Services
•	Medical Insurance
•	Gaming
•	Retail
•	Notary
•	Digital Wallets
•	Legal
•	Government (e-gov services)
•	Military

•	Pharmaceutical
•	Immigration
•	Entertainment
•	Social Media
•	Mobile Payments
•	Purchaser Authentication
•	Notary Authentication
•	Electronic Forms
•	Voting Systems
•	Subscription services
•	Employee Time Systems

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

Currently, 90% of the MFA market belongs to two-factor authentication. These “standard” methods include passwords, hardware tokens and PINs, although some systems do employ a secondary biometric scan. With a predicated compound annual growth rate of 19.67 percent over the next two years, however, it’s clear that the other 10 percent — and the biometric technology needed to support them — will play a large role. As it stands, three-factor authentication is mostly used in bank lockers and immigration, while four- and five-step methods only make an appearance in high-level government operations. Part of the problem is cost since it’s often prohibitive for a small business to roll out full facial recognition or install high-level fingerprint scanners.

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

According to a market research report prepared by www.marketsandmarkets.com, the biometric system market size is expected to increase from USD 105.9 billion in 2018 to USD 182.2 billion by 2023, at a compound annual growth rate of 11.5% between 2018 and 2023. Any transaction or action which requires authentication of an individual is a potential opportunity for a strong multi-factor solution such as VerifyMe Authenticator. This is a very large market opportunity, within which we are focused on four specific segments:

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

The VerifyMe Authenticator technology has essentially been completed and the first commercial units have been ordered and are expected to be received in April 2019. The company spent approximately $24,000 on hosting of our MFA software and $0.3 million on software and hardware development. We had no sales in 2018 in relation to our MFA technologies due to further refinement to address new smart phone capabilities. Our MFA can now work of both Apple IOS and Android phone systems. In 2018 we developed APPs which are used in conjunction with the MFA technology. These APPS are now fully functional except we expect to enhance and upgrade the visual appearance and functionality of the APP to enhance a customer’s experience.

MFA Marketing and Sales:

We have presented the technology to approximately 10 different inquires we have had. To date we have had zero sales.

Several of the inquires informed us they wanted to merge their digital company into our company to make use of MFA.  Since these opportunities are almost all early development stage start-ups we did not pursue these opportunities since it would have been a lengthy process with significant capital requirements. The Company is seeking business partners with revenue and proven business models.

The following types of companies have approached us on our MFA technology and are in various early stages of the sales process:

1.	Company specializing in technology to replace passwords with codes
2.	Digital Forms company who wanted to use our MFA to sign Electronic Forms
3.	Notary Company to use our MFA to Electronically Authenticating people for Notary Services
4.	Background Check Company using MFA to authenticate resumes and background history
5.	Banking technology service bureau space explored offering MFA to its small banks that do not have internal data processing facilities.
6.	Group working with a foreign government to establish a bank in the cloud is interested in offering our MFA for bank transactions.
7.	Crypto Coin Consulting company inquiring for use of our MFA for Crypto client transactions
8.	Pharmaceutical – Medical Insurance Authentication for Prescriptions.

Our Technology

Intellectual property is important to our business. The current patent and trademark portfolios consist of 10 granted US patents and 1 granted European patent validated in 4 countries, 3 pending US and foreign patent applications, 1 registered US trademark, and 13 pending US and foreign trademark applications.

 In addition, 7 patent applications were abandoned.  The company plans on is considering the filing for reinstatement on some of the abandoned patent applications.

Our patents expire between the years 2019 and 2033.

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

Our Intellectual Property

Intellectual property is important to our business.  While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our patents expire between the years 2019 and 2033.

It is cost prohibitive to register patents in every country.  We continue to develop new anti-counterfeiting technologies and we apply for patent protection for these technologies in countries with the most market potential and strong patent enforcement tools.  When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited.

The issuance of a patent is considered prima facie evidence of validity.  The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are not uncommon and can be successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that if filed, such a challenge will not be successful.

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

Research and Development

We have been involved in research and development since our inception and intend to continue our research and development activities, funds permitting. Until January 1, 2013, our research and development focused on pigment technologies. Since January 1, 2013, we have allocated research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications. We spent approximately $0.2 million and $0.1 million on research and development during the years ended December 31, 2018 and 2017, respectively.

Our Revenue Model

To date, we have not generated material revenue. VerifyMe has three potential revenue streams.

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

Our VeriPAStm technology product is an identifier, track and trace system which generates revenue from a contracted usage fee per impression rate based on the number of codes which are purchased for application on labels and packages printed with the technology.

Our VerifyMe Digital Authentication technology is a software system.  The revenue to be generated from this product will be in the form of a contracted per transaction fee and or a monthly service fee.

Sales and Marketing Strategy:

Physical Security Technology Marketing Strategy

Due to our signed five-year contract with HP Indigo, we plan on marketing directly with HP Indigo 6000 series owners as well as the label and packaging printing industry including both traditional and digital printers and users to address their clients’ needs for our covert serialization. Those printers will market and resell our technologies to both current and future brand owner clients.

Currently the only HP Indigo model approved for the use of our technology is the HP Indigo 6000.  It is currently being expanded to include the larger HP Indigo 30,000.

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

As discussed above, in March 2018 we entered into a strategic partnership with S-One. S-One provides VerifyMe with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One acts as a sales and marketing contractor for the Company’s printed products and services on a global basis and assists the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with various global and domestic print providers and brand owners.

The FDA is implemented the identifier track and trace portion of the Title II of the Drug Quality and Security Act in November 2018, entitled the “Drug Supply Chain Security Act.” This regulation requires drug manufactures to add product identifiers, such as our RainbowSecure™ technology as well as our VeriPAStm track and trace system, to certain prescription drug packages beginning in November 2018. Re-packagers must begin adding product identifiers in November 2018. We will also engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry. The FDA intends to continue implementing the Drug Supply Chain Security Act to ensure that a full electronic identification system for prescription drugs is implemented by 2023.

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

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature more than 25-year old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies where repeating static produced images are commonly used. This is due to the fact that security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) Security Ink Manufacturers. These are generally well-established companies such as SICPA and Sun Chemical, whose core business is manufacturing and selling printing inks; (ii) System Integrators. These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements. The companies in this space include 3M, DuPont, Opsec, Honeywell, and Avery Dennison; (iii) System Consultancy Groups. These companies offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) Traditional Authentication Technology Providers. These purveyors include companies like American Banknote Holographics, Crown Roll Leaf and Digimarc, which provide holograms and digital watermarking, respectively; (v) Product Diversion Tracking Providers. Applied DNA Sciences Next-Generation Technology Providers LLC falls into this group, along with several companies such as Applied DNA Sciences, Authentix, DNA Technologies, and Identif, Kodak Traceless, which provide on-product and in-product tagging technologies; (vi) Traditional Security Printers. This group includes traditional security printers such as Thomas de la Rue, Canadian Banknote, and Banknote Corporation or America, and Portals, whose core products are printing the world’s currencies; and (vii) Biometric Solution Providers. These companies offer biometric authentication capabilities to be integrated with existing mobile device authentication, such as OT-Morpho and ImageWare Systems.

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

Major Customers/Vendors

During the years ended December 31, 2018 and 2017, between one and four customers accounted for 100% of total sales.  Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

In 2018, the Company announced two re-seller contracts for its RainbowSecure™ technology.  One of these contracts was with a global billion dollar label printer.  The Company also signed a similar contract for its RainbowSecure™ technology with a leading RFID technology label group.  Both of these customers have clients in the consumer products industry.

On September 6, 2017, we announced a five-year contract with HP to supply HP Indigo Digital press ink canisters containing our technology pigment for use by HP Indigo digital press owners who print our security feature on labels and packages for their brand owners. In 2018, our customers used our technology to print product labels using HP RainbowSecure technology.

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

In March 2018 we entered into a strategic partnership with S-One. S-One provides companies with product and sales channels, technical and marketing support, digital development support, and distribution channels through the other companies which have partnered with S-One. S-One will provide the VerifyMe with global sales, distribution, and promotion support for the Company’s products and will employ a representative that will be solely dedicated to promoting the Company’s products. Under the terms of the Company’s agreement with S-One, S-One will act as a sales and marketing contractor for the Company’s printed products and services on a global basis and will assist the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with various global and domestic print providers and brand owners.

During the years ended December 31, 2018 and 2017, we purchased 100% of our pigment from one vendor.

VerifyMe utilizes multiple vendors including the pigment vendor for engineered RainbowSecure™ authentication devices.

Facilities

Our principal offices are located at 75 S. Clinton Avenue, Suite 1525 Rochester, NY  14604.

We believe that our office is suitable and adequate for our current needs.

We do not own or operate, and have no plans to establish, any manufacturing facilities.

Employees

As of March 31, 2019, we had two full-time employees, our Chief Executive Officer and our Vice President of Sales, one part-time employee, our Chief Financial Officer, and two outside contractors, including our Chief Operating Officer and our Chairman.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal offices are currently located at 75 S. Clinton Avenue, Suite 1525, Rochester, NY 14604 which we rent on a non-contractual basis for approximately $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Annual Report the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “VRME”.

Common Shareholders

As of March 25, 2019, our shares of common stock were held by approximately 1,460 shareholders of record.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 except for the following:

On November 2, 2018, an investor cashlessly exercised 11,678 warrants and was issued 6,998 shares of the Company’s common stock.

On November 12, 2018, the Company issued Mr. Keith Cutri 500,000 five-year options to purchase shares of the Company’s common stock at $0.38 per share subject to execution of the Company’s standard stock option agreement.

On November 15, 2018, the Company issued Ms. Margaret Gezerlis 100,000 five-year options to purchase shares of the Company’s common stock at $0.321 per share subject to execution of the Company’s standard stock option agreement.

On January 24, 2019 the Company issued an investor 143,000 shares of the Company’s common stock relating to investments made in the Company.

In January 2019, the Company issued 400,000 shares upon conversion of 20,000 shares of Series A Convertible Preferred Stock.

In March 2019, the Company issued a total 960,000 shares to four directors of the Company.

In March 2019, the Company issued 400,000 shares upon conversion 20,000 shares of Series A Convertible Preferred Stock.

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

On November 14, 2017, the Company adopted the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) which provides for the issuance of awards covering 13 million shares of common stock under the 2017 Plan. Awards granted under the 2017 Plan may be Incentive Stock Option, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units which are awarded to all employees, consultants and directors of the Company.

Except for the grant to Keith Cutri, all of the sales of common stock and options were to accredited investors and exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 thereunder. Mr. Cutri’s grant was exempt under Section 4(a)(2).

Equity compensation plan information as of December 31, 2018

See Item 11 to this Annual Report.

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

Overview

VerifyMe, Inc. is a technology pioneer in the brand protection/anti-counterfeiting industry. For the last three years the Company has been engaged in researching, developing, and monetizing products in the brand protection, authentication, serialization, track and trace and anti-counterfeiting industries. This broad market encompasses identifying and preventing counterfeiting of physical and material goods and products, prevent product diversion, enable brand owners to monitor, control and protect their products life cycle, as well as authenticating people in digital transactions. We have the ability to deliver security solutions for identification and authentication of people and products in a variety of applications in the security fields of authentication, counterfeit prevention and product diversion. Our products can be used to print, secure and covertly serialize labels and packaging for brand owners, manage and issue secure credentials including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to securely process digital financial transactions, provide secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including currency, passports, ID cards, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation, “counterfeiting” has been labeled as the crime of the twenty-first century. According to the "Global Brand Counterfeiting Report, 2018" written by “Research and Markets” the amount of total counterfeiting globally has reached to $1.2 Trillion USD.

We believe that the physical technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, cosmetics, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through re-seller agreements of our technology or through direct sales of our technology.

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

 Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following discussion analyzes our results of operations for the years ended December 31, 2018 and 2017. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated material revenue since our inception. For the years ended December 31, 2018 and 2017, we generated revenues of $74,844 and $0, respectively. Our net loss was $2,932,462 for the year ended December 31, 2018, a decrease of $452,878 from a net loss of $3,385,340 for the year ended December 31, 2017.  Net loss included non-cash charges of $1,107,203 for the year ended December 31, 2018, in comparison to non-cash charges of $1,800,181 for the year ended December 31, 2017. The increase in our net loss excluding non-cash charges, was primarily a result of a settlement agreement with two shareholders which resulted in a cash payment of $500,000 and a non-cash charge of $279,000 related to common stock issuance. The remaining increases related to increase in research and development and sales and marketing expenses related to activities that we expect will expand our operations.

Cost of Sales

For the years ended December 31, 2018 and 2017, we incurred proprietary technology costs of sales of $28,802 and $0. Cost of sales was lower for the year ended December 31, 2017, since we had no sales during the year.

General and Administrative Expenses

General and administrative expenses were $1,585,329 for the year ended December 31, 2018 compared to $1,689,883 for the year ended December 31, 2017, a decrease of $104,554. The decrease is attributable primarily to a decrease in non-cash stock-based compensation for consultants.

Legal and Accounting

Legal and accounting fees increased $170,252 to $416,772 for the year ended December 31, 2018 from $246,520 for the year ended December 31, 2017. In the beginning of 2017 we had released our then attorneys and hired our current attorneys in the second quarter of 2017. Thus, charges in 2018 for legal feels include a full year, in comparison to half year charges in 2017.

Payroll Expenses

Payroll expenses decreased to $316,837 for the year ended December 31, 2018 from $767,257 for the year ended December 31, 2017, a decrease of $450,420. The majority of the decrease was the result of lower non-cash charges related to stock-based compensation.

Research and Development

Research and development expenses increased $59,611 to $187,655 for the year ended December 31, 2018 from $128,044 for the year ended December 31, 2017.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2018 were $135,290 as compared to $3,800 for the year ended December 31, 2017, an increase of $131,490. The increase was related to the hiring of our VP of Sales, and expenses for travel and costs related to various trade shows and other sales and marketing activities.

Interest Expense

During the year ended December 31, 2018, we incurred interest income of $6,664, as compared to a net interest expense of $218,316 for the year ended December 31, 2017, a variance of $224,980.  The variance is related to the settlement of notes payable in the second quarter of 2017.

Gain on derecognition of note payable and accrued interest

Gain on derecognition of note payable and accrued interest was $83,667 and $0 for the year ended December 31, 2018 and 2017, respectively. The release related to a note payable that had matured in 2011. We were not able to contact the holder, nor had the holder reached out us.

Gain on Accounts Payable Forgiveness

Gain on Accounts Payable Forgiveness was $352,008 and $0 for the year ended December 31, 2018 and 2017, respectively and consisted of primarily a settlement reached with our previous attorneys.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000.

Loss on Settlement of Related Party Notes Payable

During the year ended December 31, 2017, we settled related party notes payable outstanding as of June 30, 2017, by issuing common stock and warrants to issue common stock exercisable at $0.15.  The fair value of the warrants resulted in a non-cash loss on settlement of related party notes payable of $0 and $331,912 for the years ended December 31, 2018 and 2017, respectively.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of VerifyMe nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on Adjusted EBITDA, which is a non-GAAP financial measure. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measure has inherent limitations because of the described excluded items.

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

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between us  and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) allocable to common shareholders, a Non-GAAP financial measure:

	Year Ended
ADJUSTED EBITDA (Non-GAAP)	2018	2017

Net loss	$(2,932,462)	$(3,385,340)

Interest income (expenses), net	(6,664)	218,316
Amortization and depreciation	20,963	43,095
Total EBITDA (Non-GAAP)	(2,918,163)	(3,123,929)

Adjustments:

Stock based compensation	44,120	139,808
Fair value of options and warrants issued in exchange for services	329,193	1,295,741
Fair value of restricted stock and restricted stock units issued in exchange for services	454,890	66,825
Common stock and warrants issued for services	-	297,807
Share-based payment for settlement agreement with shareholders	279,000	-
Cash payment for settlement agreement with shareholders	500,000	-

Total Adjusted EBITDA (Non-GAAP)	$(1,310,960)	$(1,323,748)

Liquidity and Capital Resources

Net cash used in operating activities increased by $1,440,796 to $2,376,714 for the year ended December 31, 2018 as compared to $935,918 for the year ended December 31, 2017.  The increase resulted primarily from a settlement payout with shareholders of $500,000 and from operational changes discussed previously.

Net cash used in investing activities was $108,735 for the year ended December 31, 2018, compared to $2,650 for the year ended December 31, 2017.  Increase investing activities relates to the purchase of patents which is vital for our business, and for software costs related to the development of our products.

Net cash provided by financing activities increased by $1,856,724 to $3,465,649 for the year ended December 31, 2018 from $1,608,925 for the year ended December 31, 2017.  Cash provided by financing activities during the year ended December 31, 2018, and 2017 consisted primarily of the private placement and our warrant discount program authorized in the year ended December 31, 2018.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. As of March 31, 2019, we had cash resources of approximately $1,055,000, a decrease from our December 31, 2018 cash balance, primarily due to the manufacturing and deployment of authenticators and beepers which account for $0.2 million of the spend. Our existing cash resources are not sufficient to sustain our operations during the next twelve months unless we have material increase in revenue.

Going Concern

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities.  While we have met our working capital needs since 2017 with funds supplied by and through our directors and former directors, we cannot assure you they will continue funding us if we need additional capital, or if they do, how dilutive the financing will be.Further, our principal investments during this period came from two former directors (and associates). See “Risk Factors.”

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our existing cash resources are sufficient to sustain our operations during the next six months, however we may need to raise additional funds in the future in order to expand our business or if sales do not meet our internal budget.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in shareholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this Annual Report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements including statements regarding liquidity, future capital-raising activity, future revenues, the potential markets for our products and services, pharmaceutical industry compliance with FDA rules, the delivery and implementation of our Authenticators, our future plans with HP Indigo, our marketing strategy and the development of anti-counterfeiting technologies. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, anticipated future revenues, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this Annual Report. Other sections of this Annual Report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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

Risks Relating to Our Business

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. The report of our independent auditors dated April 1, 2019 on our financial statements for the year ended December 31, 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We have a history of losses and can make no assurance that we will be able to generate a profit or cash flow from operations in the future.

We have incurred net losses, including a net loss of $2,932,462 for the year ended December 31, 2018. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our shareholders’ equity and working capital.

In order to remain operational, we expect that we may have to raise capital in 2019. If we fail to raise the capital or we raise it on oppressive terms, investors will be materially and adversely affected.

Based upon our current budget and forecasted expenditures, we may need to complete a financing in 2019. The Company has signed three new contracts in the past twelve months which are expected to generate revenues. Whether we have sufficient cash to support our current operations for 12 months will depend upon future sales and the collections from customers. In the past, we relied upon two former directors to provide significant financing. At least one of these former directors has expressed hostility to our management and is not likely not provide further financing. However, certain of our Board members have expressed a willingness to either directly provide capital or refer investment banking sources. We do not have any agreements or oral understandings from potential investors including these Board members or broker-dealers for any future financing. We cannot assure you that we will be able to obtain any financing or if we do, the terms of any financing. We may only be able to raise debt on very unfair terms combined with dilutive warrants. Further if we are able to raise capital through the issuance of equity, it may be on very dilutive terms combined with dilutive warrants. In either of these events, investors will be materially and adversely affected.

If two of our principal shareholders act together, they may be able to control our Company and might be able to act to the detriment of many of our other shareholders.

Mr. Laurence J. Blickman, a former director, through an affiliated trust and other indirect holdings, holds a number of shares of common stock and warrants to purchase common stock which make him the beneficial owner of over 14% of the Company’s common stock. Mr. Blickman may be able to exert a significant amount of control over all matters requiring shareholder approval, including significant corporate transactions. He recently resigned as a director after continuing disagreements with the Company’s management and a majority of its directors. The Company is uncertain as to his future plans. Mr. Blickman claims he is not a member of any “group.”

Mr. Carl Berg, is the beneficial owner of over 9% of our outstanding common stock. Mr. Berg has advised the Company that while he has often invested with Mr. Blickman, any comments about acting together are not based upon any communications, arrangements or understandings with Mr. Blickman. Mr. Berg also said he did not resign from the Board of directors as a result of Mr. Blickman’s disagreements or any other disagreement with the Company and advised the Company that he is not a member of any “group”.

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

While we believe that we have world class technologies and major businesses have tested our ink technology in trials, our ink business is just on the verge of market acceptance and without material sales and feedback from customers, we will not be successful. Further, we made a significant investment in our new authenticators. If customers do not find them useful or decline to lease them, our business may suffer.

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

Our success depends to a significant extent upon the continued service of Patrick White, our Chief Executive Officer.  On August 15, 2017, we entered into a two-year employment agreement with Mr. White. Loss of the services of Mr. White and any negative market or industry perception arising from the loss of such services could significantly harm our business, future prospects and the price of our common stock. We do not maintain key-person insurance on the life of Mr. White.

Because we are relying on our small management team, we lack business development resources which may hurt our ability to increase revenue.

We have a small management team that is focused on sales. In addition, our Chairman who is not involved in sales handles operational matters, legal compliance, board relationships and shareholder relations. Because we have only three people dedicated to business development, we lack the resources to grow beyond certain levels. We cannot assure you that we will generate cash flow from operations or from a financing which will enable us to grow our revenues.

If we are unable to hire an experienced sales team, or our partners are not successful, we may not be able to generate material revenue.

Presently our personnel consist of two fulltime employees, one part-time employee and two contractors.  Our agreement with the Label Manufacturer includes sales support. Our potential customers are large companies which do not impulsively enter into large contracts.  Accordingly, we may be required to hire sales persons.  If our management team, the Label Manufacturer and any sales persons we hired are unsuccessful, we may be unable to generate material revenue.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of three employee and two contractors. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because a small number of customers account for all of our revenue, the loss of any of these customers would have a material adverse impact on our operating results and cash flows.

We derive our revenue from a limited number of customers. Our revenue in 2018 was nominal. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these customers could have a material adverse effect on our operating results and cash flows. We must materially increase the number of customers and be able to have our customer increase the number of products for which they use our service.

Our future growth will depend upon the success of our strategic partners who integrate our solutions into their product offerings.

We rely on strategic partnerships with larger companies which integrate our technologies into their product offerings. This distribution strategy leaves us largely dependent upon the success of our partners. In 2017, we signed a five-year contract with HP Indigo to print RainbowSecure™ technology on packages and labels on their 6000 series digital presses.  In January 2018, we signed a contract with Micro Focus to use RainbowSecure™ in their Global Product Authentication, Track and Trace system (software). If our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology our business and future growth would be materially and adversely affected.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

Our patent rights, trade secrets, copyrights, trademarks, domain names and other product rights are critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. It may be expensive and cost prohibitive to file patents worldwide and we may be financially required to file patents in select countries where we see the greatest potential for our technologies.

As management deems appropriate, we will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States as we grow and launch our products. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes several significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. One of the key provisions of this law, changing the U.S. patent registry from a “first to invent” to a “first inventor to file” system, has only been effective since March 2013, and the effects of this change on small businesses like ours are not yet clear. It remains possible that the Leahy-Smith Act and its implementation will increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could harm our business.

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

From time-to-time, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and inactive entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new feature or product, stop offering certain features or products, pay royalties or significant settlement costs, purchase licenses or modify our products and features while we develop substitutes.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current products to our users, or require us to modify our products, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against companies. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union recently made sweeping reforms to its existing data protection legal framework, which resulted in a greater compliance burden for many companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. In addition, our business could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our users voluntarily share with us or that We are, and will continue to be, dependent on certain third party vendors for the supply of raw materials and key services, and any disruptions in the supply of these materials or services could adversely affect our results of operations.

Because we are, and will continue to be, dependent on certain third-party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations.

We are relying upon our business partners to assist us including the Label Manufacturer and S-One. These partners are larger companies and may not necessarily have the same goals as employees although they have key relationships, management, and staff support and greater financial resources than we do. We currently depend on a single vendor of pigment for the inks we sell, and we may continue to be dependent on a small number of third party suppliers in the future including services relating to our electronic technology. We cannot be certain that any of these providers will be willing or able to meet our evolving needs. If our partners, vendors, or service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arraignments for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and operating results could be materially and adversely affected.

Risks Relating to Our Common Stock

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as the result of the material weaknesses in our internal control over financial reporting identified in this Annual Report. Other weaknesses in our disclosure controls and internal control over financial reporting may be identified in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. We have not yet been able to remediate the material weakness related to our internal control over financial reporting.

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

If the SEC investigates us and the SEC sues us due to our inability to remediate, or a delay in remediating, identified material weaknesses in our internal control over financial reporting, it may have a material adverse effect on our business and financial condition.

Recently the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses. We have identified and disclosed material weaknesses in internal control over financial reporting beginning with the year ended December 31, 2016. While we are taking steps to remediate any material weaknesses we have not yet fully remediated our internal control failures. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we had not remediated our material weaknesses for a number of consecutive annual reporting periods, we will face the following risks:

•	It will divert our management’s attention from our core business;
•	We will incur substantial legal fees in connection with both the investigation and the lawsuit if it is filed;
•	If we are sued, we may be required to pay a civil monetary penalty in addition to other remedies the SEC or a court may impose;
•	Any public disclosure may cause investors to sell our stock which may result in a material decline in our stock price that will cause investors to lose money; and
•	Our existing shareholders will experience more dilution as we are required to raise capital at a lower price per share.

As a result of our recent financings we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

From June 2017 to January 2018, we engaged in a series of private placement transactions issuing $2,683,211 worth of common stock and warrants to accredited investors. This transaction caused us to issue a total of 38,378,011 shares of common stock and 38,378,011 warrants exercisable at $0.15 to investors. During the first half of 2018 the Company extended holders of the Company’s $0.15 warrants the option to exercise their warrants at $0.10 per share. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	The loss of one or more members of our management team;
•	Our failure to generate material revenues;
•	Regulatory changes including new laws and rules which adversely affect companies in our line of business;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Cancellation of key contracts;

•	A proxy contest a former director may launch;
•	Our failure to meet financial forecasts we or broker-dealers publicly disclose;
•	The sale of large numbers of shares of common stock by former directors and their associates;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2018 based on a finding of a material weakness related to a lack of segregation of duties, resulting from staff reductions in accordance with cost containment measures. If we are able to obtain additional funding in the future, we intend to hire sufficient staff to enable an appropriate level of segregation of duties and to provide appropriate controls surrounding the financial reporting function.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report.

Disclosure Controls and Procedures

As of December 31, 2018, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table represents the Company’s current directors and their current position on the Board, if any:

Directors

Name	Age	Position
Norman Gardner	76	Chairman and Director
Marshall Geller	80	Director
Howard Goldberg	73	Director
Eugene Robin	35	Director
Arthur Laffer	78	Director
Patrick White	65	Director

Director Biographies

Norman Gardner- Mr. Gardner, the Company’s founder, was appointed as Chairman of the Board on January 28, 2017. Mr. Gardner was previously a director and Vice-Chairman of the Company from the Company’s inception in November 1999 until January 1, 2013.  Mr. Gardner was appointed to the Company’s Board for his experience with the Company in the past and his familiarity with the Company’s products. Mr. Gardner served as Chief Executive Officer of the Company from November 1999 until January 1, 2013, and from January 28, 2017 until August 9, 2017. Mr. Gardner has been a consultant to the Company since June 2017 and was previously a consultant to the Company from January 2013 until January 2017.

Marshall Geller - Mr. Geller has served as a director of the Company since July 12, 2017. Mr. Geller was appointed to the Company’s Board for his experience as a managing partner of a private equity fund his many years of experience and expertise as an investor in and adviser to companies in various sectors as well as his experience with serving on the board of directors of other companies. Mr. Geller has been a director and a member of the audit committee of GP Strategies Corp. since 2002, and a director of Wright Investors’ Service Holdings Inc. from January 2015 until October 4, 2018. Mr. Geller was a founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the Board of Directors of COR Capital LLC, UCLA Health System and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Previously Mr. Geller was a director of Guidance Software, Inc., National Holdings Corporation and California Pizza Kitchen.

Howard Goldberg - Mr. Goldberg has served as a director of the Company since July 12, 2017. Mr. Goldberg was appointed to the Board for his experience with being a director of other public companies and his legal expertise. Mr. Goldberg served as a director of Winthrop Realty Trust from 2003 until August 2016 when it converted to a trust called Winthrop Realty Liquidating Trust. Thereafter he served as a trustee of that Trust. Mr. Goldberg was a director of New York REIT, Inc. from March 2017 until October 26, 2018, when it converted to a limited liability company called New York REIT LLC. Since that date Mr. Goldberg has been a manager of New York REIT LLC. He has been retired since 1994 after a long career as a lawyer. He provided consulting services to the Company through December 31, 2017.

Eugene Robin – Mr. Eugene Robins has served as a director of the Company since March 5, 2019. Mr. Robin is currently a principal of Cove Street Capital (“CSC”), a registered investment adviser. Mr. Robin has been employed at CSC since its founding in 2011, becoming a principal in 2014, and serves as the Senior Analyst on both the Small Cap Value and Micro Cap Value strategies of CSC. Mr. Robin was appointed to the Board for his investment analysis experience as well as his software and security background.

Arthur Laffer - Dr. Laffer has served as a director of the Company since March 23, 2019. Dr. Laffer is the founder and chairman of Laffer Associates, an institutional economic research and consulting firm, as well as Laffer Investments, an institutional investment management firm utilizing diverse investment strategies. Dr. Laffer has served as a director of EVO Transportation & Energy Services since August 2018, GEE Group since January 2015, and NexPoint Residential Trust since May 2015. Dr. Laffer’s economic acumen and influence in triggering a world-wide tax-cutting movement in the 1980s have earned him the distinction in many publications as “The Father of Supply-Side Economics.” Dr. Laffer was a member of President Reagan’s Economic Policy Advisory Board for both of his two terms (1981-1989). Dr. Laffer was a member of the Executive Committee of the Reagan/Bush Finance Committee in 1984 and was a founding member of the Reagan Executive Advisory Committee for the presidential race of 1980. Dr. Laffer also advised Prime Minister Margaret Thatcher on fiscal policy in the UK during the 1980s. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget under Mr. Shultz. Additionally, Dr. Laffer served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago. Dr. Laffer is the author or co-author of a number of books, including The End of Prosperity: How Higher Taxes Will Doom the Economy—If We Let it Happen, which was a nominee for the F.A. Hayek book award in 2009, Return to Prosperity: How America Can Regain Its Economic Superpower Status, Eureka! How to Fix California, New York Times Best Seller An Inquiry into the Nature and Causes of the Wealth of States, and its sequel Wealth of States: More Ways to Enhance Freedom, Opportunity and Growth and Trumponomics: Inside the America First Plan to Revive Our Economy. The Board believes Dr. Laffer is qualified to serve on the Board because of his expertise in economics and his experience as a director of multiple companies.

Patrick White - Mr. White has served as a director of the Company since July 12, 2017. Mr. White was previously a business consultant to Document Security Systems, Inc. from 2012 to 2015 and has been a director of U-Vend, Inc. since 2009. Mr. White was a Financial Adviser for the Monroe County Government from April 2016 until May 2017. Mr. White worked as an independent consultant from March 2015 until March 2016 and as a Consultant for Document Security Systems, Inc. from 2012 until March 2015. Mr. White was a consultant to the Company from June 1, 2017 through August 14, 2017, when he was appointed Chief Executive Officer. Mr. White was appointed to the Board for his knowledge of our business and public company experience.

Executive Officers

Name	Age	Position
Patrick White	65	Chief Executive Officer and President
Margaret Gezerlis	38	Chief Financial Officer
Keith Goldstein	50	Chief Operating Officer

Patrick White - See above for Mr. Patrick White’s biography.

Margaret Gezerlis - Ms. Gezerlis has been the Company’s Chief Financial Officer since May 2018. In November 2018 Ms. Gezerlis became an employee of the Company. Ms. Gezerlis was an employee of the CFO Squad LLC from February 2018 until November 2018 where she worked as an independent contractor for the Company. Previously, Ms. Gezerlis was a Financial Reporting Manager at Bankrate.com from March 2017 until February 2018. Prior to her position at Bankrate.com, Ms. Gezerlis held positions at Westport Fuel Systems from March 2014 to November 2016 and Workiva from June 2012 to March 2014. Ms. Gezerlis holds an international accounting qualification from the Association of Chartered Certified Accountants.

Keith Goldstein – Mr. Goldstein has served as the Chief Operating Officer of the Company since September 2017. Mr. Goldstein was also Chief Executive Officer of Infinacom from March 2018, until February 2019. He was previously Chief Executive Officer of ABCorp North America from September 1998, until April 2017.

Family Relationships

There are no family relationships among the Company’s directors and/or executive officers.

Board responsibilities

The Board oversees, counsels, and directs management in regard to the long-term interests of the Company and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not involved in the operating details on a day-to-day basis.

Board committees and charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees.  On September 5, 2017, the Board established three committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. In June 2018 the Company established the Finance and Uplisting Committee.

The following table identifies the current committee members:

Name	Audit	Compensation	Governance and Nominating	Finance and Uplisting

Marshall Geller	X	X	X	X
Howard Goldberg	X (1)	X (1)	X	X (1)
Eugene Robin	X

(1) - Mr. Goldberg is an ex-officio member of all of the Company’s Committees as a result of his status as the Company’s lead independent director.

Director Independence

With the exception of Mr. White and Mr. Gardner, our Board determined that all of our present directors are independent in accordance with standards under the Nasdaq Listing Rules.

Our Board determined that as a result of being a consultant to the Company, Mr. Gardner is not an independent director and, because he is an employee, Mr. White is not an independent director under the Nasdaq Listing Rules.

Our Board has determined that Eugene Robin and Howard Goldberg are independent under the Nasdaq Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that Marshall Geller and Howard Goldberg are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members. Our Board has also determined that Marshall Geller and Howard Goldberg are independent under the Nasdaq Listing Rules independence standards for Governance and Nominating committee members. Our Board has also determined that Marshall Geller and Howard Goldberg are independent under the Nasdaq Listing Rules independence standards for Finance and Uplisting committee members.

Committees of the Board of Directors

Audit Committee

Until the recent resignation of Laurence Blickman as a director and Chairman of the Audit Committee, this Committee held frequent calls without the auditors to permit Mr. Blickman and Harvey Eisen, another former director, to monitor all Company expenditures. The Audit Committee, which currently consists of Eugene Robin (current Audit Committee Chairman) Howard Goldberg and Marshall Geller, will monitor the integrity of the financial statements of the Company, monitor the independent registered public accounting firm’s (the “Auditors”) qualifications and independence, monitor the performance of the Company’s internal audit function and the Auditors, and monitor the compliance by the Company with legal and regulatory requirements. It will also meet with our Auditors to review the results of their audit and review of our annual and interim consolidated financial statements. The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements. It also provides advice on general corporate matters. The Audit Committee held nine meetings in 2018.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Eugene Robin, an independent director, is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee, which currently consists of Marshall Geller and Howard Goldberg, is to review VerifyMe’s compensation of our executive officers and make recommendations to the Company regarding compensation. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the Company’s Equity Incentive Plans. The Compensation Committee held no meetings in 2018.

Governance and Nominating Committee

The Governance and Nominating Committee, which consists of Marshall Geller and Howard Goldberg, is required to review the management of the Company and make recommendations to the Board concerning the Company’s corporate governance and nominate members of the Board. The Governance and Nominating Committee held no meetings in 2018.

Finance and Uplisting Committee

The Finance and Uplisting Committee, which consists of Marshall Geller and Howard Goldberg, is required to review the business of the Company and make recommendations to the Board concerning the Company’s prospects regarding uplisting to a national securities exchange. The Finance and Uplisting Committee held one meeting in 2018.

Number of meetings of the Board for fiscal year 2018

For 2018, the Board had four meetings and executed seven unanimous written consents. There were no directors who attended fewer than 75 percent of the total meetings or committee meetings of the Board for 2018. Further, prior to the election of directors in June 2018, the Company had an Executive Committee which had the power to act on all matters requiring Board approval. The Executive Committee had five meetings and executed 15 unanimous written consents in 2018.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular director’s contributions to that mix.  The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders.  Although there are many other factors, the Board seeks individuals with experience on operating and growing businesses.

Board Leadership Structure

Mr. Norman Gardner serves as the Chairman of the Board and actively interfaces with management, the Board and counsel on a daily basis.  We believe that this Board leadership structure is the most appropriate for the Company.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Norman Gardner works closely together with the other members of the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us is the Company’s ability to generate revenue.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior. The Code of Ethics is available on the Company’s website at http://www.verifyme.com/code-conduct and the Company will provide a copy, without charge, to anyone that requests one in writing to VerifyMe, Inc., Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY 14604 Attention: Corporate Secretary.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and changes in ownership of the Company’s common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that the following Company current and former officers, directors and 10% beneficial owners failed to comply with Section 16(a) as of the end of fiscal year 2018: Laurence Blickman (one transaction); Marshall Geller (one transaction ).

Communication with the Company’s Board

Although VerifyMe does not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at VerifyMe, Inc., Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY 14604 Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term company results;

Awards are not tied to formulas that could focus executives on specific short-term outcomes;

Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2018 and 2017 to our Named Executive Officers. Our Chairman, Mr. Norman Gardner, is a consultant who assists the Company with managing the Board and interfacing with the Chief Executive Officer. Mr. Gardner is not a Named Executive Officer due to the fact that he is not an officer, however, he would be a Named Executive Officer is he were considered an officer of the Company.

Summary Compensation Table

Name and			Option	All Other	Total
Principal		Salary	Awards	Compensation	Compensation
Position	Year	($)	($)(1)	($)	($)

Patrick White (2)	2018	200,000	48,466	14,400	262,866
CEO	2017	75,291	240,631	25,000	340,922

Keith Goldstein (3)	2018	145,000	271,745	14,400	431,145
COO	2017	41,000	318,818	1,000	359,818

 (1) Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 of the Financial Statements to our Form 10-K for the year ended December 31, 2018.

 (2) - Mr. White was appointed Chief Executive Officer on August 15, 2017.

(3) - Mr. Goldstein was appointed Chief Operating Officer on September 1, 2017. The sum of salary represents consulting fees.

Named Executive Officer Employment and Compensation Agreements

Patrick White entered into a two-year Employment Agreement with the Company in August 2017. Under that Employment Agreement, Mr. White receives annual compensation of $200,000 per year of which $50,000 is being deferred until the earlier of: (i) the Company receiving positive cash flow from operations; (ii) approval by the Board’s Compensation Committee; or (iii) August 9, 2019. Mr. White received a grant of 5,000,000 five-year stock options exercisable at $0.07 per share of which 3,000,000 vested upon execution of the Company’s standard Stock Option Agreement and the remaining 2,000,000 vest annually, in equal increments over a two year period. Mr. White received an additional grant of 2,000,000 five-year vested stock options exercisable at $0.07 per share. In the event of termination of Mr. White’s Employment Agreement without cause, Mr. White is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his salary at the rate in effect on the date of such termination, and a continuation of benefits for a period of six-months. Additionally, in the event of termination, all options granted to Mr. White shall immediately vest and he shall be entitled to exercise those options for a period of one-year from the date of termination.

On September 1, 2017, the Company entered into a six-month Consulting Agreement with Mr. Goldstein under which Mr. Goldstein served as the Company’s Chief Operating Officer and received a monthly salary of $10,000 per month plus 4% of any sales made by Mr. Goldstein on behalf of the Company. Mr. Goldstein was granted 2,000,000 five-year options to purchase shares of the Company’s common stock, vesting in equal monthly increments over the initial six-month term, subject to execution of the Company’s standard stock option agreement. Mr. Goldstein’ Consulting Agreement may be terminated at any time for cause. If Mr. Goldstein’s Consulting Agreement is terminated without cause Mr. Goldstein is entitled to (i) any unpaid salary and (ii) any unpaid and accrued expenses. Mr. Goldstein’s Consulting Agreement contains non-compete provisions prohibiting Mr. Goldstein from competing with the Company during the term of the Consulting Agreement and for one year after termination. On March 1, 2018, the Company amended Mr. Goldstein’s Consulting Agreement (the “Goldstein Amendment”) for a one-year term which expired on February 28, 2019, under which Mr. Goldstein received a monthly salary of $12,500 per month. The Goldstein Amendment provides Mr. Goldstein with an additional 1,000,000 five-year options to purchase shares of the Company’s common stock with half of the options vesting upon execution of the Goldstein Amendment and half of the option vesting on February 28, 2019, subject to execution of the Company’s standard stock option agreement. In February 2019 the Company agreed to renew Mr. Goldstein’s Employment Agreement on a month-to-month basis on the terms of the Goldstein Amendment, pending Board approval of a new Employment Agreement.

Other Consulting Agreement

On June 29, 2017, the Company entered into a Consulting Agreement with Norman Gardner. Under the terms of the Consulting Agreement Norman Gardner will receive a monthly consulting fee of $12,500 over a three-year term beginning June 30, 2017. The Consulting Agreement provides that the Company will reimburse Mr. Gardner for up to $1,000 a month for health insurance and other medical expenses and will provide Mr. Gardner with a grant of 10,000,000 stock options exercisable at $0.07 per share which are fully vested and exercisable over a five-year term. In the event of termination without cause, Mr. Gardner is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his consulting fee, and a continuation of benefits for a period of six-months. The Consulting Agreement further provides for 12 months of severance and health insurance reimbursement if it is terminated without cause and 18 months of severance and health insurance reimbursement upon a change of control if Mr. Gardner terminates the Agreement within one year of the change of control.

Outstanding equity awards at fiscal year-end

The table below sets forth the outstanding equity awards for the Company’s Named Executive Officers as of the end of our fiscal year ended December 31, 2018.

The table in the “Director Compensation” below sets forth the outstanding equity awards for the Company’s Directors as of the end of our fiscal year ended December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Patrick White	6,000,000	1,000,000	618,219	0.07	5/16/2020
Keith Goldstein	2,500,000	500,000	166,667	0.10	10/31/2022

Director Compensation for the Fiscal Year ended 2018

		Stock	Other	Total
Name and Principal		Awards	Compensation	Compensation
Position	Year	($)	($)	($)
Norman Gardner	2018	16,240	162,000	178,240
Carl Berg (2)	2018	81,318	-	81,318
Laurence Blickman (2)	2018	31,585	30,000	61,585
Harvey Eisen (2)	2018	108,236	-	108,236
Marshall Geller	2018	28,337	-	28,337
Howard Goldberg	2018	36,457	-	36,457
Lawrence G. Schafran (2)	2018	6,143	-	6,143
Patrick White	2018	16,240	-	16,240

(1) Represents grants of restricted common stock in June 2018, vesting quarterly over a one-year period, subject to continued service as a director and the portion vesting in 2018 for restricted common stock granted in August 2017. See the “Related Person Transactions” section above for a description of the accelerated vesting of the restricted common stock.

(2) Former director.

Our non-employee directors are eligible to receive options, restricted stock and other equity linked grants under our equity incentive plans.

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

On November 14, 2017, the Board adopted and in 2018 our shareholders ratified the Company’s 2017 Equity Incentive Plan (the “Plan”) which provides for the issuance of awards covering 13,000,000 shares of common stock under the Plan. Awards granted under the Plan may be Incentive Stock Option, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units which are awarded to all employees, consultants and directors of the Company.

Equity compensation plan information as of December 31, 2018

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,854,362	$0.23	11,400,000
Total*	40,854,362	$0.23	11,400,000

Restricted Stock. Does not include 240,000 shares of common stock granted to each of our four independent directors in March 2019.

* As of December 31, 2018, under the 2013 Plan and the 2017 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

During the time he was a director of the Company, Laurence Blickman often told certain other directors and the Company’s counsel that if management and the Board did not make certain changes he requested, two other directors including Carl Berg, another principal shareholder and former director, would act together as shareholders and directors and seek to make changes to the management and direction of the Company. The Company’s counsel advised Mr. Blickman that if he was correct about Mr. Berg, they needed to amend their Schedule 13Ds and disclose the existence of this group. No amendments were made. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Factors.” Mr. Blickman and Mr. Berg were provided this footnote prior to the filing of this Report. Each of Mr. Berg and Mr. Blickman have advised that they are not a “group”. The numbers in the table below do not aggregate the holdings of Messrs. Blickman and Berg, nor those of Mr. Harvey Eisen, the third former director. If they are deemed to be a group, they would beneficially own approximately 24% of our outstanding common stock.

Voting securities and principal holders thereof

The following table sets forth the number of shares of VerifyMe common stock beneficially owned as of March 29, 2019, by (i) those persons known by VerifyMe to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) VerifyMe’ executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: VerifyMe, Inc., Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY 14604 Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Patrick White (2)	6,150,000	5.04%
Common Stock	Keith Goldstein (3)	3,000,000	2.46%

Non-Officer Directors:
Common Stock	Norman Gardner (4)	8,964,469	7.35%
Common Stock	Marshall Geller (5)	7,895,000	6.47%
Common Stock	Howard Goldberg (6)	4,306,755	3.53%
Common Stock	Arthur Laffer (7)	240,000	*
Common Stock	Eugene Robin (8)	240,000	*
Common Stock	All directors and executive officers as a group (8 persons)	30,846,224	25.28%
5% Shareholders:

Common Stock	Carl Berg (9)	11,837,500	9.70%
Common Stock	Laurence Blickman (10)	17,650,761	14.47%

* indicates less than 1%

(1)	Based on 122,001,195 shares of common stock issued and outstanding as of March 29, 2019 adjusted for stock options vested or vesting within 60 days and conversion of outstanding warrants into shares of common stock. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, VerifyMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days. As for the 5% shareholders, the Company is relying upon Reports filed by each 5% shareholder with the SEC.
(2)	Patrick White - Mr. White has been the Company’s Chief Executive Officer since August 15, 2017. Consists of 150,000 shares of common stock and 6,000,000 shares of common stock underlying stock options exercisable at $0.07 per share held by Mr. White directly.
(3)	Keith Goldstein - Consists of 2,000,000 shares of common stock underlying stock options exercisable at $0.04 per share and 1,000,000 shares of common stock underlying stock options exercisable at $0.2102 per share held by POC Advisory Group LLC, an entity that Mr. Goldstein controls.
(4)	Norman Gardner - Mr. Gardner was previously the Company’s Chief Executive Officer from February 1, 2017 until August 15, 2017. Consists of 4,049,469 shares of common stock, 165,000 shares of common stock underlying stock options exercisable at $0.11 per share, 250,000 shares of common stock underlying stock options exercisable at $0.25 per share, and 4,500,000 stock options exercisable at $0.07 per share held directly by Mr. Gardner. Does not include Mr. Gardner’s minority ownership of an entity that holds the Company’s Series A Convertible Preferred Stock which currently equates to 44,820 shares.
(5)	Marshall Geller - Consists of 445,000 shares of common stock held individually; 2,475,000 shares of common stock underlying warrants exercisable at $0.15 per share and 4,975,000 shares of common stock held by the Marshall & Patricia Geller Living Trust which are beneficially owned by Mr. Geller.
(6)	Howard Goldberg - Consists of 1,884,500 shares of common stock underlying warrants exercisable at $0.15 and 2,422,255 shares of common stock held by Mr. Goldberg.
(7)	Arthur Laffer – Consists of 240,000 shares of common stock held individually.
(8)	Eugene Robin - Consists of 240,000 shares of common stock held individually.
(9)	Carl Berg - Consists of 397,500 shares of common stock held directly by Mr. Berg and 11,440,000 shares of common stock held by Berg & Berg Enterprises, LLC (“BB”), which are beneficially owned by Mr. Berg, the managing member and primary owner of BB. The address for Mr. Berg and BB is 10050 Bandley Dr., Cupertino CA, 95014.
(10)	Laurence Blickman - Consists of 3,529 warrants to purchase common stock at $5.00 per share and 17,647,232 shares of common stock beneficially owned by Mr. Blickman individually or by affiliates. The address for Mr. Blickman is 233 Alameda de las Pulgas, Atherton, CA 94027.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to Employment and Consulting Agreements disclosed elsewhere in this report, we engaged in a number of transactions with our executive officers and directors.

In January 2018, the Company issued 1,749,683 shares to Paul Klapper, a former member of the Board, relating to a note payable conversion that took place in June 2017 prior to the time he became a director.

In February 2018 the Company authorized the transfer of 500,000 stock options from Norman Gardner to Lawrence Schafran, a former director of the Company.

On February 19, 2018, the Company authorized a warrant reduction program (the “Program”) permitting warrant holders of the Company’s outstanding $0.15 warrants to exercise their warrants for $0.10 (the “Reduced Price”) under the terms of the Program. The Company received total gross proceeds of approximately $2,079,345 from the exercise of warrants under the Program at the Reduced Price. Included in the above amounts are gross proceeds of $1,205,458 from then directors of the Company including $572,000 from Carl Berg, $110,000 from Marshall Geller, $71,500 from Harvey Eisen, and $451,958 from Laurence Blickman.

In March 2018, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Paul Klapper, who was at the time a member of the Company’s Board, and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the Company (i) paid a total of $500,000 (the “Settlement Amount”) to a fund controlled by Paul Klapper and an additional party and (ii) issued a total of 1,000,000 shares of the Company’s common stock to  the fund and the third party (the “Settlement Shares”). The Settlement Agreement provides for the cancellation of certain revenue sharing agreements, as of March 31, 2018, between the Company and Mr. Klapper (or an affiliate) and the third party, and terminates the Company’s obligation to issue Mr. Klapper or affiliates warrants to purchase 3,700,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  As a condition of entering into the Settlement Agreement, the Company accelerated the vesting of 150,000 shares of restricted common stock held by Mr. Klapper which were part of the 300,000 share August 2017 grant.  Mr. Klapper joined the Board on July 14, 2017 and resigned as of March 31, 2018.

On April 25, 2018, the Company approved the payment of $30,000 to Mr. Laurence Blickman for the services he rendered in connection with negotiating and resolving the transactions pertaining to the Settlement Agreement. On the same date the Company granted 300,000 shares of restricted common stock to Harvey Eisen in connection with his service as a member of the Board. On the same date the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company and Company approved a new grant of 150,000 shares of vested restricted common stock to the estate of Claudio Ballard, a former director of the Company. The 150,000 previously unvested shares of restricted common stock granted to Claudio Ballard were forfeited upon his death and the Board approved the grant of 150,000 restricted common stock to the estate of Claudio Ballard.

On June 27, 2018, the Company authorized a grant of restricted common stock, vesting quarterly over a one-year period, to the Company’s then directors wherein the directors received the following number of shares:

Laurence Blickman	235,000
Marshall Geller	205,000
Patrick White	150,000
Howard Goldberg	280,000
Harvey Eisen	210,000
Carl Berg	195,000
Norman Gardner	150,000

In 2017 the Company authorized a private placement with a maximum offering amount of $2,100,000 (the “Offering”) allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share. As previously discussed in the Company’s filing on January 25, 2018, on Form 8-K, in January 2018 the Company approved an increase in the offering. The following directors or former directors of the Company purchased the following securities in connection with the Offering:

•	Carl Berg - $400,000 for 5,720,000 shares and 5,720,000 warrants;
•	Laurence Blickman $291,777 for 4,172,411 shares and 4,172,411 warrants;
•	Harvey Eisen - $50,000 for 715,000 shares and 715,000 warrants;
•	Marshall Geller - $250,000 for 3,575,000 shares and 3,575,000 warrants;
•	Howard Goldberg - $115,000 for 1,644,500 shares and 1,644,500 warrants ;
•	Larry Schafran - $115,000 for 1,644,500 shares and 1,644,500 warrants (including shares issued to a member of Schafran’s household);
•	Paul Klapper - $26,000 for 371,800 shares and 371,800 warrants.

In connection with the conversion of the Company’s Series D Convertible Preferred Stock and warrants the Company issued a total of 2,482,145 shares of common stock to entities owned by Laurence Blickman.

In August 2017, the Company granted Laurence Blickman, Marshall Geller, Howard Goldberg, Claudio Ballard, Lawrence Schafran, and Paul Klapper each 300,000 shares of restricted common stock vesting quarterly over one-year period subject to continued service as of each applicable vesting date (the “August Grant”). In February 2018, Carl Berg was appointed to the Board and granted 300,000 shares of restricted common stock vesting quarterly over one-year period subject to continued service as of each applicable vesting date (the “February Grant”). Effective April 23, 2018, the Board approved the immediate vesting of all restricted stock grants made in the August Grant (except Mr. Klapper) and the February Grant.

In August 2017, the Company issued Norman Gardner 10,000,000 stock options, exercisable at $0.07 per share, in accordance with the terms of his Consulting Agreement. In January 2018, Norman Gardner made a cashless exercise of options related to services in 2017, amounting to an issuance of 4,027,778 shares

On October 19, 2017, the Company issued 464,775 shares of common stock to Paul Klapper, a former director, in connection with a $25,000 loan made to the Company on October 9, 2014, by an entity he controls.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a summary of March 2019 Restricted Stock grants to independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

All of the services provided and fees charged by MaloneBailey, LLP, our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to MaloneBailey, LLP for the fiscal year ended December 31, 2018.

	Year Ended December 31, 2018 ($)	Year Ended December 31, 2017 ($)

Audit Fees – MaloneBailey (1)	44,000	38,000
Audit Related Fees (2)	-	4,000
Tax Fees	5,000	-
All Other Fees	3,000	59,500
Total	52,000	101,500

———————

(1)	Audit fees – these fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees – these fees relate to audit related consulting.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. All of the services provided and fees charged by MaloneBailey, LLP were approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1(i)	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2(ii)	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
4.3	Certificate of Withdrawal of Certificate of Designation for Series C and D Convertible Preferred Stock	10-Q	May 15, 2018	4.5
10.1	Form of Securities Purchase Agreement, dated as of November 15, 2016+	10-K	April 12, 2017	10.15
10.2	Form of Warrant for Purchase of Common Stock	10-K	April 12, 2017	4.2
10.3	2017 Equity Incentive Plan	8-K	November 20, 2017	10.1
10.4	Securities Exchange Agreement +	8-K	May 31, 2017	10.1
10.5	Form of Promissory Note dated January 24, 2017	10-Q	May 15, 2017	10.1
10.6	Form of Warrant dated January 24, 2017	10-Q	May 15, 2017	10.2
10.7	Form of Option Agreement dated January 31, 2017	10-Q	May 15, 2017	10.3
10.8	Form of Option Agreement dated February 6, 2017	10-Q	May 15, 2017	10.4
10.9	Form of Option Agreement dated February 6, 2017	10-Q	May 15, 2017	10.5
10.10	Form of Promissory Note dated February 13, 2017	10-Q	May 15, 2017	10.6
10.11	Form of Warrant dated February 13, 2017	10-Q	May 15, 2017	10.7
10.12	Form of Promissory Note dated March 28, 2017	10-Q	May 15, 2017	10.8
10.13	Form of Warrant dated March 28, 2017	10-Q	May 15, 2017	10.9
10.14	Form of Secured Promissory Note dated April 26, 2017	8-K	May 1, 2017	10.1
10.15	Form of Security Agreement	8-K	May 1, 2017	10.2
10.17	Form of Employment Agreement for Patrick White dated 8/9/17 *	10-K	April 16, 2018	10.17
10.18	Form of Compensation Agreement with Howard Goldberg dated 10/6/17*	10-K	April 16, 2018	10.18
10.19	Form of Consulting Agreement, as amended with Keith Goldstein dated 09/1/17 *	10-K	April 16, 2018	10.19
10.20	Form of Consulting Agreement with Norman Gardner dated 6/29/17 *	10-K	April 16, 2018	10.20
10.21	Form of Consulting Agreement for Jay Cardwell*	10-K/A	April 17, 2018	10.21
10.28	Form of Securities Purchase Agreement dated June 30, 2017	10-K	April 16, 2018	10.28
10.29	Form of Warrant dated June 30, 2017	10-K	April 16, 2018	10.29
10.30	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +	10-K	April 16, 2018	10.30
10.31	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +	10-K	April 16, 2018	10.31
10.32	Registration Rights Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein	10-K	April 16, 2018	10.32
10.33	Restricted Stock Agreement	10-Q	August 10, 2018	10.1
10.34	CFO Consulting Agreement for Margaret Gezerlis*	10-Q	November 14, 2018	10.1
16.1	Former Auditor Letter	8-K	December 1, 2017	16.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer	April 1, 2019
Patrick White	(Principal Executive Officer)

Signature	Title	Date

/s/ Margaret Gezerlis	Chief Financial Officer	April 1, 2019
Margaret Gezerlis	(Principal Financial Accounting Officer)

Signature	Title	Date

/s/ Norman Gardner	Chairman of the Board	April 1, 2019
Norman Gardner

Signature	Title	Date

/s/ Marshall Geller	Director	April 1, 2019
Marshall Geller

Signature	Title	Date

/s/ Howard Goldberg	Director	April 1, 2019
Howard Goldberg

Signature	Title	Date

/s/ Eugene Robin	Director	April 1, 2019
Eugene Robin

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VerifyMe, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 1, 2019

VerifyMe, Inc.

Balance Sheets

	As of
	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,673,201	$693,001
Accounts Receivable	30,373	-
Prepaid expenses and other current assets	25,781	18,668
Inventory	41,982	-
TOTAL CURRENT ASSETS	1,771,337	711,669

OTHER ASSETS
Patents and Trademarks, net of accumulated amortization of
$258,294 and $237,331 as of December 31, 2018 and December 31, 2017	209,049	191,507
Capitalized Software Costs	70,231	-

TOTAL ASSETS	$2,050,617	$903,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$411,211	$923,202
Accrued Payroll	$69,041	$-
Notes payable	-	50,000
Common Stock payable	-	122,478
TOTAL CURRENT LIABILITIES	480,252	1,095,680

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 304,778 shares issued and outstanding as of December 31, 2018 and
324,778 shares issued and outstanding as of December 31, 2017	305	325

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of December 31, 2018 and
0.92 shares issued and outstanding as of December 31, 2017	-	-

Common stock of $.001 par value; 675,000,000 authorized; 102,553,706 and 53,873,872 issued, 102,203,166 and 53,523,332 shares outstanding as of December 31, 2018 and December 31, 2017	102,203	53,522

Additional paid in capital	60,844,796	56,198,126

Treasury stock as cost (350,540 shares at December 31, 2018 and December 31, 2017)	(113,389)	(113,389)

Accumulated deficit	(59,263,550)	(56,331,088)

STOCKHOLDERS' EQUITY (DEFICIT)	1,570,365	(192,504)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,050,617	$903,176

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017
NET REVENUE
Sales	$74,884	$-

COST OF SALES	28,802	-

GROSS PROFIT	46,082	-

OPERATING EXPENSES
General and administrative (a)	1,585,329	1,689,883
Legal and accounting	416,772	246,520
Payroll expenses (a)	316,837	767,257
Research and development	187,655	128,044
Sales and marketing	135,290	3,800
Total Operating expenses	2,641,883	2,835,504

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,595,801)	(2,835,504)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	6,664	(218,316)
Gain on derecognition of note payable and accrued interest	83,667	-
Settlement agreement with shareholders	(779,000)	-
Gain on accounts payable forgiveness	352,008	-
Loss on settlement of related party notes payable	-	(331,912)
Other income	-	392
	(336,661)	(549,836)
NET LOSS	$(2,932,462)	$(3,385,340)

Less: Deemed dividend on convertible preferred shares	-	(596,878)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,932,462)	$(3,982,218)

LOSS PER SHARE
BASIC	$(0.03)	$(0.14)
DILUTED	$(0.03)	$(0.14)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	93,851,170	28,244,361
DILUTED	93,851,170	28,244,361

(a)  Includes share-based compensation of $828,203 and $1,800,181 for the years ended December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Cash Flows

	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,932,462)	$(3,385,340)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	44,120	139,808
Fair value of options and warrants issued in exchange for services	329,193	1,295,741
Fair value of restricted stock and restricted stock units issued in exchange for services	454,890	66,825
Common stock and warrants issued for services	-	297,807
Gain on accounts payable forgiveness	(352,008)	-
Share-based payment for settlement agreement with shareholders	279,000	-
Gain on derecognition of note payable and accrued interest	(83,667)	-
Amortization of debt discount	-	174,517
Interest rolled into principal	-	30,000
Loss on conversion of related party notes payable and accrued interest	-	331,912
Amortization and depreciation	20,963	43,095
Changes in operating assets and liabilities:
Accounts Receivable	(30,373)	-
Inventory	(41,982)	17,093
Prepaid expenses and other current assets	(7,113)	(9,243)
Accounts payable and accrued expenses	(57,275)	61,867
Net cash used in operating activities	(2,376,714)	(935,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(38,505)	(2,650)
Capitalized Software Costs	(70,231)	-
Net cash used in investing activities	(108,736)	(2,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	2,312,005	-
Proceeds from issuance of related party notes payable	-	281,000
Proceeds from sale of common stock	1,153,645	1,327,925
Net cash provided by financing activities	3,465,650	1,608,925

NET INCREASE IN CASH AND
CASH EQUIVALENTS	980,200	670,357
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	693,001	22,644

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,673,201	$693,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cumulative effect of adoption of ASU 2017-11	$-	$623,462
Series A Convertible Preferred Stock converted to common stock	$400	$1,460
Series B Convertible Preferred Stock converted to common stock	$599	$-
Series C Convertible Preferred Stock converted to common stock	$-	$4,768
Series D Convertible Preferred Stock converted to common stock	$-	$496
Cashless Exercise of Stock Options	$4,028	$-

Cashless Exercise of Warrants	$183	$-
Common Stock and Warrants Issued for Common Stock Payable	$122,478	$-
Deemed divided distribution on issuance of common stock for conversion of Series C and Series D	$-	$596,878
Warrants issued as discount to notes payable	$-	$113,586
Conversion Preferred C - warrants into common stock	$-	$6,175
Conversion Preferred D - warrants into common stock	$-	$1,986
Conversion of related party notes payable and accrued interest into common stock	$-	$273,623
Common stock payable for conversion of related party notes payable and accrued interest	$-	$122,478
Sale of common stock - past issuances	$-	$503

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2016	397,778	398	0.92		1,912,500	1,913	166,750	167	8,330,696	8,331	40,469,272	(113,389)	(41,644,545)	(1,277,853)
Cumulative adjustment related to change in accounting principle (Note 1, Change in Accounting Principle)	-	-	-	-	-	-	-	-	-	-	11,924,665		(11,301,203)	623,462
Adjusted balance at January 1, 2017	397,778	398	0.92	-	1,912,500	1,913	166,750	167	8,330,696	8,331	52,393,937	(113,389)	(52,945,748)	(654,391)
Conversion of Series A Convertible Preferred Stock	(73,000)	(73)	-	-	-	-	-	-	1,460,000	1,460	(1,387)	-	-	-
Conversion of Series C Convertible Preferred Stock	-	-		-	(1,912,500)	(1,913)	-	-	4,767,858	4,768	(2,855)	-	-	-
Conversion Preferred C - Warrants	-	-	-	-	-	-	-	-	6,175,000	6,175	(6,175)			-
Conversion of Series D Convertible Preferred Stock	-	-	-	-	-	-	(166,750)	(167)	496,429	496	(329)	-	-	-
Conversion Preferred D - Warrants	-	-	-	-	-	-	-	-	1,985,716	1,986	(1,986)			-
Sale of common stock	-	-	-	-	-	-	-	-	19,451,575	19,452	1,340,798	-	-	1,360,250
Sale of common stock - Past issuances	-	-	-	-	-	-	-	-	503,432	503	(503)			-
Stock Based Compensation	-	-	-	-	-	-	-	-	2,050,372	2,050	137,758			139,808
Stock issuance costs	-	-	-	-	-	-	-	-		-	(32,325)	-	-	(32,325)
Conversion of related party notes payable and accrued interest into common stock	-	-	-	-	-	-	-	-	4,402,079	4,402	601,133	-	-	605,535
Discount on warrants issued in conjunction with related party notes payable	-	-	-	-	-	-	-	-	-	-	113,586	-	-	113,586
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	1,295,741	-	-	1,295,741
Restricted Stock awards	-	-	-	-	-	-	-	-	2,175,000	2,175	64,650	-	-	66,825
Deemed dividend distribution on issuance of common stock for conversion of Series C and Series D	-	-	-	-	-	-	-	-	-	-	(596,878)			(596,878)
Accretion of deemed dividend distribution on issuance of common stock for conversion of Series C and Series D	-	-	-	-	-	-	-	-	-	-	596,878			596,878
Common stock and warrants issued for services	-	-	-	-	-	-	-	-	1,725,175	1,724	296,083			297,807
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,385,340)	(3,385,340)
Balance at December 31, 2017	324,778	325	0.92	-	-	-	-	-	53,523,332	53,522	56,198,126	(113,389)	(56,331,088)	(192,504)
Conversion of Series A Convertible Preferred Stock	(20,000)	(20)	-	-	-	-	-	-	400,000	400	(380)	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.07)	-	-	-	-	-	599,362	599	(599)	-	-	-
Sale of common stock	-	-	-	-	-	-	-	-	15,906,168	15,906	1,137,739	-	-	1,153,645
Settlement Agreement	-	-	-	-	-	-	-	-	1,000,000	1,000	278,000	-	-	279,000
Conversion of notes payable	-	-	-	-	-	-	-	-	1,749,683	1,750	120,728	-	-	122,478
Cash Exercise of Warrants	-	-	-	-	-	-	-	-	22,432,184	22,432	2,289,573	-	-	2,312,005
Cashless Exercise of Warrants	-	-	-	-	-	-	-	-	182,659	183	(183)	-	-	-
Cashless Exercise of Stock Options	-	-	-	-	-	-	-	-	4,027,778	4,028	(4,028)	-	-	-
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	329,193	-	-	329,193
Restricted Stock awards and Restricted Stock Units	-	-	-	-	-	-	-	-	2,212,500	2,213	452,677	-	-	454,890
Common stock issued for services	-	-	-	-	-	-	-	-	169,500	170	43,950			44,120
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,932,462)	(2,932,462)
Balance at December 31, 2018	304,778	305	0.85	-	-	-	-	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365

The accompanying notes are an integral part of these financial statements.

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

The Company’s warrants and embedded conversion feature on its preferred stock (see Notes 6 and 7) include anti-dilution provisions characterized as down round features and have previously been accounted for as liabilities, with the fair value of the liabilities remeasured at each reporting date and the change in liabilities recorded as other non-operating income or loss. The Company had recorded a “Warrant liability” and “Embedded derivative liability” of $623,462, in the aggregate, and gain on the change in fair value of warrants and embedded derivative liability of $11,301,203, in the aggregate, in its “Accumulated deficit” as reported in its Balance Sheets for the year ended December 31, 2016 relating to the warrant liability and embedded derivative liability.

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 inputs:

Total
Balance, January 1, 2016	$1,802,375
Series C embedded derivative fair value, February 2016	1,235,000
Effect of conversion of Series C Preferred Stock on embedded derivative liability	(350,500)
Series C warrant liability fair value, February 2016	1,767,576
Series D embedded derivative fair value, October 2016	42,521
Series D warrant liability fair value, October 2016	181,942
Change in fair value of derivative liabilities	(4,055,452)
Balance, December 31, 2016	623,462
Cumulative adjustments related to change in accounting principle, January 1, 2017	(623,462)
Balance, December 31, 2017	$—

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

VerifyMe, Inc.

Notes to the Financial Statements

The following table details the impact stemming from the cumulative effect of the change in accounting principle on the Company’s Balance Sheets as of the beginning of 2017.

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

Allowance for Doubtful Accounts

The Company considers allowances for doubtful accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required.

Inventory

Inventory principally consists of canisters and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or market.

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

Patents and Trademarks

The current patent and trademark portfolios consist of 10 granted US patents and 1 granted European patent validated in 4 countries, 3 pending US and foreign patent applications, 1 registered US trademark, and 13 pending US and foreign trademark applications. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years.

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

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. During the year ended December 31, 2018, the Company incurred $30,000 related to consulting services performed by a Director of the Board included in General and administrative on the Statement of Operations.

VerifyMe, Inc.

Notes to the Financial Statements

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally three years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2018, the Company capitalized $70,231. As of December 31, 2017, the Company had not capitalized any software development costs. The Company has not incurred a depreciation charge as the software was not available for use as of December 31, 2018.

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

During the year ended December 31, 2018, the Company’s revenues were primarily made up of revenue generated from printing labels with the Company’s technology.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $3,987 and $550 for the years ended December 31, 2018 and 2017 and are included in Sales and Marketing on the Statement of Operations.

VerifyMe, Inc.

Notes to the Financial Statements

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2018 and 2017 were $187,655 and $128,044.

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

For the year ended December 31, 2018 and 2017, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the year ended December 31, 2018 there were approximately 54,173,000 anti-dilutive shares consisting of 22,241,000 relating to warrants, 18,614,000 relating to options and 13,318,000 relating to preferred share agreements.  For the year ended December 31, 2017 there were approximately 68,612,000 anti-dilutive shares consisting of 32,292,000 relating to warrants, 22,013,000 relating to options and 14,307,000 relating to preferred share agreements.

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

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. The Company’s business plans are dependent on the ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company’s existing cash resources are sufficient to sustain the Company’s operations during the next six months, however the Company may need to raise additional funds in the future in order to expand our business or if sales do not meet our internal budget.

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	Year ended December 31,
	2018	2017
Software, furniture and fixtures	$200,000	$200,000
Equipment	3,223	3,223
Total	203,223	203,223
Less: accumulated depreciation	(203,223)	(203,223)
Balance	$-	$-

Depreciation of property and equipment was $0 and $0 for the years ended December 31, 2018 and 2017.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 3 – PATENTS AND TRADEMARKS

During the years ended December 31, 2018 and 2017, the Company capitalized $38,505 and $2,650, respectively, for patent costs and trademarks. Amortization and impairment expense for patents and trademarks was $20,963 and $43,095 for the years ended December 31, 2018 and 2017.

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31
US	2018	2017

Income before income taxes	$(2,932)	$(3,385)
Taxes under statutory US tax rates	(616)	(1,202)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	(92)	1,346
Non-deductible changes in derivative liability and share based transactions	-	1
All other	857	-
State taxes	(149)	(145)
Income tax expense	$-	$-

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

VerifyMe, Inc.

Notes to the Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
US
Net operating loss	$8,316	$7,035
Share based compensation	447	1,800
Reserves and accruals	(21)	-
Gross deferred tax assets	8,742	8,835

Less valuation allowance	(8,742)	(8,835)
Total deferred tax assets	-	-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

As of December 31, 2018, the Company had federal and state net operating loss carry forwards of $36.9 million and $10.6 million, respectively that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2019.  No tax benefit has been reported in the December 31, 2018 or 2017 financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

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

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2018 and December 31, 2017, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

VerifyMe, Inc.

Notes to the Financial Statements

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%.  The Tax Act reduced the U.S. corporate income tax rate reduction to 21% becomes effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets and liabilities of  $6.2 million, with a corresponding adjustment to the valuation allowance.

There are no taxes payable as of December 31, 2018 or December 31, 2017.

NOTE 5– NOTES PAYABLE

Notes payable consists of the following as of December 31:

	Year ended December 31,
	2018	2017
Series A notes payable; interest at 8% per annum; principal and accrued interest due at maturity in October 2011 (past due)	$-	$50,000
Less: current portion	-	(50,000)
Balance	$-	$-

At December 31, 2018 and 2017 accrued interest on notes payable was $0 and $33,667.

On October 28, 2009 the Company issued an unsecured note payable for $50,000. The note and accrued interest at 8% per annum were due in full in October 2011.  The holder has never demanded payment. Since the note matured on September 30, 2011, the holder cannot commence an action to enforce payment of the note as the statute of limitations for the note expired on September 30, 2017. Applying guidance from ASC Topic 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon expiration of the statute of limitations. The carrying value of the note payable of $50,000 and accrued interest of $33,667 was derecognized in the year ended December 31, 2018 and recorded as Gain on derecognition of note payable and accrued interest included on the Statement of Operations.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

VerifyMe, Inc.

Notes to the Financial Statements

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

As of December 31, 2017, 1,749,683 shares of common stock and 1,749,683 of warrants issuable upon conversion for $120,000 principal and $2,478 accrued interest had not yet been issued and as such the amount has been recorded as Common Stock payable included on the Balance Sheets. During the year ended December 31, 2018, those shares of common stock and warrants were issued and delivered.

Pursuant to ASC 470-50- 40 Modifications and Extinguishments, the Company assessed the nature of the transaction and based on its assessment concluded it is a capital transaction in essence, and as such accounted for it through Additional Paid-In Capital with no gain or loss recognized in the Income Statement during the period.

Interest expense including accretion of debt discount for the years ended December 31, 2018 and 2017 was $0 and $218,316.

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of December 31, 2018, there were 37,564,767 authorized and 304,778 outstanding shares of Series A and 85 authorized and 0.85 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the year ended December 31, 2017, 73,000 shares of Series A Convertible Preferred Stock were converted into 1,460,000 shares of the Company’s Common Stock.

During the year ended December 31, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

Series B Convertible Preferred Stock

During the year ended December 31, 2017, there were no conversions of Series B Convertible Preferred Stock into shares of the Company’s common stock.

VerifyMe, Inc.

Notes to the Financial Statements

During the year ended December 31, 2018 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s Common Stock.

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

On April 14, 2017, 375,000 shares of Series C were converted into 375,000 shares of the Company’s Common Stock.

On June 30, 2017, pursuant to the Agreement, 1,537,500 shares of Series C were converted into 4,392,858 shares of the Company’s Common Stock; 3,087,500 shares of warrants were converted into 6,175,000 shares of the Company’s Common Stock, out of which 230,000 shares was issued to a director of the Board. $473,604 deemed dividend to Series C holders and $473,604 accretion of deemed distribution to Series C holders was recorded in conjunction with the transaction.

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

On June 30, 2017, 166,750 shares of Series D were converted into 496,429 shares of the Company’s Common Stock; 667,000 shares of warrants were converted into 1,985,716 shares of the Company’s Common Stock. $123,274 deemed dividend to Series D holders and $123,274 accretion of deemed distribution to Series D holders was recorded in conjunction with the transaction.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017, the Company expensed $8,625 and $6,750 relative to Restricted Stock Units.

For the years ended December 31, 2018 and 2017, the Company expensed $446,265 and $60,075 relative to Restricted Stock awards.

On September 8, 2017, the Company entered into a consulting agreement stipulating partial payment in restricted common stock.  As of December 31, 2017, 120,000 shares have been issued.  These shares were valued at the closing price of the Company’s common stock as they became due for a total of $12,000 for the year ended December 31, 2017. During the year ended December 31, 2018, the Company issued 49,500 shares and incurred $44,120 related to this agreement.

During the year ended December 31, 2017, the Company also issued 1,605,175 shares of common stock and 1,605,175 shares of warrants to two directors of the Board for services already rendered under consulting agreements. The 1,605,175 shares of warrants have an exercise price of $0.15 per share and a term of five years. The common stock and warrants were valued and expensed for $285,807.

VerifyMe, Inc.

Notes to the Financial Statements

On August 9, 2017, the Company granted 300,000 shares of restricted common stock to each of six non-employee directors and one attorney vesting quarterly over one year. The common stock was measured at fair value at the grant date and expensed based on the vesting schedule.  Common stock related to the Company’s attorney were revalued as of the year end.  During the year ended December 31, 2017, $60,075 compensation expense was recorded. During the year ended December 31, 2018, $111,105 compensation expense was recorded in relation to these awards. Of this amount $36,855 was related to the compensation of the six non-employee directors. As of December 31, 2018 and 2017, there is $0 and $84,105 unrecognized compensation cost related to these shares of restricted common stock.

VerifyMe, Inc.

Notes to the Financial Statements

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

During 2017, 503,432 shares were issued for sale of common stock in prior years.  Of this amount, 479,901 were related to two members of the Board.

During the year ended December 31, 2018, 37,500 restricted stock units were vested in relation to a consulting service agreement and a total of $8,625 was expensed.

During the year ended December 31, 2018, the Company granted a total of 600,000 restricted stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock, for joining the Board of Directors. On April 25, 2018 the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company. During the year ended December 31, 2018, $160,500 compensation expense was recorded in relation to this issuance. As of December 31, 2018, there is $0 unrecognized compensation cost related to these shares of restricted common stock.

During the year ended December 31, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and 150,000 shares to one attorney, vesting over a one-year period. During the year ended December 31, 2018, $174,660 compensation expense was recorded in relation to this issuance. As of December 31, 2018, there is $161,311 unrecognized compensation cost related to these shares of restricted common stock.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 8.

In relation to the 2017 private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share, the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. During the year ended December 31, 2018 the Company raised gross proceeds of $1,153,645 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to current and then directors and relatives of the directors of the Company.

On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10 per share.  This authorization was extended until June 30, 2018.  The Company authorized certain holders, who had sent in their exercise notices prior to June 30, 2018, to submit payment before July 27, 2018 and exercise their warrants at $0.10 per share. For the year ended December 31, 2018, 20,787,784 warrants were exercised and a total of 20,787,784 shares of common stock were issued for gross proceeds of $2,079,345. Included in the above amounts are gross proceeds of $1,205,458 from current and then directors in exchange for exercise of 12,054,576 warrants and issuance of 12,054,576 shares of common stock.

In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731.

VerifyMe, Inc.

Notes to the Financial Statements

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

NOTE 8 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2018 and 2017:

	2018	2017

Risk Free Interest Rate	2.30%	1.90%
Expected Volatility	200.50%	199.20%
Expected Life (in years)	5.0	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of
options during the period	$0.17	$0.07

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2018 and 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value (in 000’)
	Shares	Exercise Price	(in years)	(1)

Balance as of December 31, 2016	3,282,647	$0.52

Granted	19,950,000	0.07
Forfeited/cancelled	(1,219,117)	0.48

Balance December 31, 2017	22,013,529	$0.11

Granted	1,600,000	$0.27
Exercised	(5,000,000)	$0.07

Balance December 31, 2018	18,613,529	$0.14	3.9

Exercisable at December 31, 2018	16,596,863	$0.13	3.9	$2,113

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period. During the years ended December 31, 2018 and 2017, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2,113,368 and $3,480,567, respectively.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2018 and 2017:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2016	-	$-

Granted	19,950,000	0.07

Vested	(16,833,333)	0.07

Cancelled/forfeited/expired	(450,000)	0.08

Balance December 31, 2017	2,666,667	$0.06

Granted	1,600,000	0.27

Vested	(2,250,001)	0.10

Balance December 31, 2018	2,016,666	$0.18

VerifyMe, Inc.

Notes to the Financial Statements

During the year ended December 31, 2017, 19,950,000 options were granted a weighted average exercise price of $0.07 with a term of five years.  Of the 19,950,000 options, 450,000 options were issued to a director with a three-month vesting period, 10,000,000 to the Chairman of the Board vesting immediately, 7,000,000 were issued to the Chief Executive Officer of which 5,000,000 vested immediately and 2,000,000 vest over a period of two years and 2,000,000 were issued to a director vesting over a six month period. In February 2017, the Company also issued 500,000 options to purchase common stock to a consultant which vested immediately.

During the year ended December 31, 2017, 769,117 options were forfeited from employees no longer with the Company and 450,000 options were forfeited by a director of the Company.

During the year ended December 31, 2018, the Company amended the consulting agreement held with its Chief Operating Officer and granted him 1,000,000 stock options with an exercise price of $0.2102 with 500,000 stock options vesting immediately and the remaining 500,000 stock options vesting on February 28, 2019 subject to continuing to provide consulting services.

In January 2018, the Chairman of the Board made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 7.

In November 2018, 600,000 options were granted a weighted average exercise price of $0.37 with a term of five years.  Of the 600,000 options, 500,000 options were issued to an employee of the Company vesting monthly over a six-month period, 100,000 to the Chief Financial Officer vesting quarterly over a one-year period.

For the years ended December 31, 2018 and 2017, the Company expensed $329,193 and $1,295,741 with respect to the options.

As of December 31, 2018, there was $198,438 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 3.9 years.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2018 and 2017:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance, December 31, 2016	9,216,451	$1.82
Issued	33,080,629	0.20
Cancelled/Forfeited	(10,004,500)	0.40

Balance, December 31, 2017	32,292,580	$0.30
Issued	18,727,769	0.15
Exercised	(22,809,908)	0.11
Expired	(1,019,608)	0.07
Cancelled/Forfeited	(4,950,000)	0.40

Balance, December 31, 2018	22,240,833	$0.31	3.70

Exercisable at December 31, 2018	22,240,833	$0.31	3.70	$1,858

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.22 for our common stock on December 31, 2018.

All warrants were vested on the date of grant.

During the year ended December 31, 2017, holders of Series C Preferred Stock and 3,087,500 warrants exchanged these securities for 6,175,000 shares of common stock.  See Note 7.

During the year ended December 31, 2017, holders of Series D Preferred Stock and 667,000 warrants exchanged these securities for 1,985,716 shares of common stock.  See Note 7.

During the year ended December 31, 2017, the Company issued 19,451,575 warrants to purchase common stock with an exercise price of $0.15 in connection to the sale of units occurring during the year.  See Note 7.

During the year ended December 31, 2017, the Company issued 4,402,079 warrants to purchase common stock with an exercise price of $0.15 in connection with the settlement or related party note payables.  The fair value of the warrants accounted for in Additional Paid in Capital, for the year ended December 31, 2017, was $113,586. See Note 7.

VerifyMe, Inc.

Notes to the Financial Statements

During the year ended December 31, 2017, a director was issued and then cancelled 6,250,000 warrants to purchase common stock in connection with the settlement of the related party note payable.

During the year ended December 31, 2017, a director was issued 1,000,000 warrants to purchase common stock at an exercise price of $0.40 in connection with the issuance of notes payable.

During the year ended December 31, 2017, the Company issued 1,976,975 warrants to directors of the Board to purchase common stock at an exercise price of $0.15 in connection with services provided. See Note 7.

For the year ended December 31, 2018, the Company has received gross proceeds of $1,153,645 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants in relation to the private placement.  See Note 7.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 warrants with an exercise price of $0.15 to Mr. Klapper relating to the Note payable conversion that took place in June 2017.  Additionally, 3,700,000 warrants were forfeited. See Note 5.

During the year ended December 31, 2018, in relation to the Settlement Agreement, the Company issued 464,775 warrants at an exercise price of $0.15 which were paid for in 2014 but had not been previously issued. See Note 7.

For the year ended December 31, 2018, 20,787,784 shares of warrants were exercised and a total of 20,787,784 shares of common stock were issued for gross proceeds of $2,079,345. See Note 7.

In January 2018, a member of the Board exercised 104,876 warrants with an exercise price of $0.15 and a total of 104,876 shares of common stock were issued for gross proceeds of $15,731, see Note 7.

In April 2018, the former Chief Executive Officer of the Company exercised 100,000 warrants at an exercise price of $0.01 for gross proceeds of $1,000 resulting in an issuance of 100,000 shares, see Note 7.

On July 31, 2018, a member of the Board exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929. See note 7.

In August 2018, a warrant holder, made a cashless exercise of 366,047 warrants, whereby the warrant holder disposed of 190,386 shares to the Company as part of this exercise, amounting to an issuance of 175,661 shares.

In October 2018, a warrant holder, made a cashless exercise of 11,678 warrants, whereby the warrant holder disposed of 4,680 shares to the Company as part of this exercise, amounting to an issuance of 6,998 shares.

During the year ended December 31, 2018 an additional 1,250,000 warrants were forfeited in relation to a note payable conversion occurring in the prior year.

NOTE 9 – DEBT FORGIVENESS

During the year ended December 31, 2018 the Company negotiated with certain vendors regarding balances outstanding for prior year services resulting in a Gain on accounts payable forgiveness included in the Statement of Operations for $352,008.

NOTE 10 – OPERATING LEASES

For the year ended December 31, 2018 and 2017, total rent expense under leases amounted to $12,395 and $12,674. At December 31, 2018, the Company was not obligated under any non-cancelable operating leases.

NOTE 11 – MAJOR CUSTOMERS/VENDORS

During the year ended December 31, 2018, four customers accounted for 100.0% of total sales.  During the year ended December 31, 2017 there were no sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2018 and 2017, the Company purchased 100.0% of pigment from one vendor. Additionally, during the years ended December 31, 2018 and 2017, the Company purchased 100.0% of canisters from one vendor.

As of December 31, 2018, two customers accounted for 100% of total accounts receivable.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In January 2019, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

On February 27, 2019 three Board Members provided their resignations as members of the Company’s Board of Directors, effective March 1, 2019.

On March 5, 2019 the Company appointed Mr. Eugene Robin to the Company’s Board of Directors.

On March 20, 2019 the Company granted three directors the option of each receiving 240,000 shares of restricted stock or 240,000 restricted units, either of which shall vest over a one-year period in equal increments from March 15, 2019. Each of the directors elected to receive restricted stock awards.

In March 2019, the Company appointed Dr. Arthur Laffer to its Board of Directors and granted 240,000 shares of restricted which shall vest over a one-year period in equal quarterly increments from March 15, 2019.

In March 2019, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s Common Stock.

