Form 10-Q
period 2019-03-31
VerifyMe, Inc.
filed 2019-05-15
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	NA	NA

  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,143,611 shares of common stock outstanding at May 10, 2019.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,055,585	$1,673,201
Accounts Receivable	28,262	30,373
Deposits on Equipment	163,090	-
Prepaid expenses and other current assets	29,981	25,781
Inventory	30,374	41,982
TOTAL CURRENT ASSETS	1,307,292	1,771,337

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$264,001 and $258,294 as of March 31, 2019 and December 31, 2018	227,777	209,049
Capitalized Software Costs	70,231	70,231
TOTAL ASSETS	$1,605,300	$2,050,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$377,786	$411,211
Accrued Payroll	81,370	69,041
TOTAL CURRENT LIABILITIES	459,156	480,252

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 264,778 shares issued and outstanding as of March 31, 2019 and
304,778 shares issued and outstanding as of December 31, 2018	265	305

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of March 31, 2019 and 2018	-	-

Common stock of $.001 par value; 675,000,000 authorized; 103,993,706 and 102,553,706 issued, 103,643,166 and 102,203,166 shares outstanding as of March 31, 2019 and December 31, 2018	103,643	102,203

Additional paid in capital	60,932,481	60,844,796

Treasury stock as cost (350,540 shares at March 31, 2019 and December 31, 2018)	(113,389)	(113,389)

Accumulated deficit	(59,776,856)	(59,263,550)
STOCKHOLDERS' EQUITY	1,146,144	1,570,365

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,605,300	$2,050,617

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
NET REVENUE
Sales	$46,454	$-

COST OF SALES	14,767	-

GROSS PROFIT	31,687	-

OPERATING EXPENSES
General and administrative (a)	232,682	495,574
Legal and accounting	62,364	133,704
Payroll expenses (a)	104,789	92,051
Research and development	3,643	12,196
Sales and marketing (a)	143,143	8,042
Total Operating expenses	546,621	741,567

LOSS BEFORE OTHER INCOME (EXPENSE)	(514,934)	(741,567)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	1,628	(791)
Settlement agreement with shareholders	-	(779,000)
Gain on accounts payable forgiveness	-	397,725
	1,628	(382,066)
NET LOSS	$(513,306)	$(1,123,633)

LOSS PER SHARE
BASIC	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	94,092,049	76,278,102
DILUTED	94,092,049	76,278,102

(a)	Includes share based compensation of $89,085 and $289,903 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(513,306)	$(1,123,633)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	-	32,644
Fair value of options and warrants issued in exchange for services	123,711	205,969
Fair value of restricted stock and restricted stock units issued in exchange for services	(34,626)	51,290
Gain on accounts payable forgiveness	-	(397,725)
Share-based payment for settlement agreement with shareholders	-	279,000
Amortization and depreciation	5,707	5,034
Changes in operating assets and liabilities:
Accounts Receivable	2,111	-
Deposit on Equipment	(163,090)	-
Inventory	11,608	(9,768)
Prepaid expenses and other current assets	(4,200)	(12,566)
Accounts payable and accrued expenses	(21,096)	(12,286)
Net cash used in operating activities	(593,181)	(982,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(24,435)	(825)
Net cash used in investing activities	(24,435)	(825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	1,476,489
Proceeds from sale of common stock	-	1,154,777
Net cash provided by financing activities	-	2,631,266

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(617,616)	1,648,400
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,673,201	693,001

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,055,585	$2,341,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$800	$400
Series B Convertible Preferred Stock converted to common stock	$-	$599
Cashless Exercise of Warrants	$-	$4,028
Common Stock and Warrants Issued for Common Stock Payable	$-	$122,478

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	324,778	325	0.92	-	-	-	-	-	53,523,332	53,522	56,198,126	(113,389)	(56,331,088)	(192,504)
Conversion of Series A Convertible Preferred Stock	(20,000)	(20)	-	-	-	-	-	-	400,000	400	(380)	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.07)	-	-	-	-	-	599,362	599	(599)	-	-	-
Sale of common stock	-	-	-	-	-	-	-	-	16,513,311	16,513	1,138,264	-	-	1,154,777
Settlement Agreement	-	-	-	-	-	-	-	-	1,000,000	1,000	278,000	-	-	279,000
Conversion of notes payable	-	-	-	-	-	-	-	-	1,749,683	1,750	120,728	-	-	122,478
Exercise of Warrants	-	-	-	-	-	-	-	-	14,712,459	14,712	1,461,777	-	-	1,476,489
Cashless Exercise of Stock Options		-	-	-	-	-	-	-	4,027,778	4,028	(4,028)	-	-	-
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	205,969	-	-	205,969
Restricted Stock awards and Restricted Stock Units	-	-	-	-	-	-	-	-	300,000	300	50,990	-	-	51,290
Common stock and warrants issued for services	-	-	-	-	-	-	-	-	120,000	120	32,524			32,644
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,123,633)	(1,123,633)
Balance at March 31, 2018	304,778	305	0.85	-	-	-	-	-	92,945,925	92,944	59,481,371	(113,389)	(57,454,721)	2,006,510

	Series A		Series B		Series C		Series D
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred		Common
	Stock		Stock		Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	304,778	305	0.85	-	-	-	-	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(40,000)	(40)	-	-	-	-	-	-	800,000	800	(760)	-	-	-
Fair value of stock option	-	-	-	-	-	-	-	-	-	-	123,711	-	-	123,711
Restricted Stock awards	-	-	-	-	-	-	-	-	640,000	640	(35,266)	-	-	(34,626)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(513,306)	(513,306)
Balance at March 31, 2019	264,778	265	0.85	-	-	-	-	-	103,643,166	103,643	60,932,481	(113,389)	(59,776,856)	1,146,144

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

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s patents.

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

During the three months ended March 31, 2019, the Company’s revenues were made up of revenue generated from printing labels with the Company’s technology.

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

For the three months ended March 31, 2019 and 2018, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the three months ended March 31, 2019 there were approximately 54,373,000 anti-dilutive shares consisting of 19,614,000 shares issuable upon exercise of options, 22,241,000 shares issuable upon exercise of warrants and 12,518,000 shares issuable upon conversion of preferred stock.  For the three months ended March 31, 2018 there were approximately 63,471,000 anti-dilutive shares consisting of 32,143,000 relating to warrants, 18,014,000 relating to options and 13,314,000 relating to preferred share agreements.

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares. The Company’s business plans are dependent on the ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company’s existing cash resources are sufficient to sustain the Company’s operations during the next six months, however the Company needs to raise additional funds in the future in order to remain operational until October 2019.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

NOTE 2 – INTANGIBLE ASSETS

Patents and Trademarks

The current patent and trademark portfolios consist of 10 granted US patents and 1 granted European patent validated in 4 countries, 3 pending US and foreign patent applications, 4 registered US trademark, and 9 pending US and foreign trademark applications. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the three months ended March 31, 2019 and 2018, the Company capitalized $24,435 and $825 of patent costs and trademarks. Amortization expense for patents and trademarks was $5,707 and $5,034 for the three months ended March 31, 2019 and 2018, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally three years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company had Capitalized Software of $70,231 and $70,231 as of March 31, 2019 and December 31, 2018, respectively. The Company has not incurred a depreciation charge as the software was not available for use as of March 31, 2019.

NOTE 3 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of March 31, 2019, there were 264,778 outstanding shares of Series A and 0.85 outstanding shares of Series B. Each share of Series A and B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the three months ended March 31, 2019, 40,000 shares of Series A were converted into 800,000 shares of the Company’s common stock.

During the three months ended March 31, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s common Stock.

Series B Convertible Preferred Stock

During the three months ended March 31, 2018, 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s common Stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018 the Company expensed $0 and $8,376 relative to restricted stock units.

During the three months ended March 31, 2019, the Company granted a total of 960,000 restricted stock awards to four directors of the Company, for their services vesting quarterly over a one-year period. On February 27, 2019 three persons resigned as members of the Company’s Board of Directors, effective March 1, 2019.

This resulted in a cancellation of 320,000 shares related to the portion of the unvested restricted stock awards the retired directors had received.

The Company expensed $48,182 and $42,914 in related to restricted stock awards for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company corrected the vesting schedule relating to restricted stock awards awarded to the Company’s attorney, resulting in a credit of $82,808 for the three months ended March 31, 2019.

NOTE 5 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

During the three months ended March 31, 2019 and 2018, the Company expensed $123,711 and $205,969 with respect to options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2019:

Risk Free Interest Rate	2.14%
Expected Volatility	424.69%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.27

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2018	18,613,529	$0.14

Granted	1,000,000	0.20

Balance March 31, 2019	19,613,529	$0.14

Exercisable at March 31, 2019	17,121,863	$0.13	3.6	$3,203

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2019:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of Unvested	Date Exercise Price
	Options
Balance December 31, 2018	2,016,666	$0.18

Granted	1,000,000	0.20

Vested	(525,000)	0.21

Balance March 31, 2019	2,491,666	$0.18

During the three months ended March 31, 2019, the Company amended the Consulting Agreement held with its Chief Operating Officer and granted him 1,000,000 stock options with an exercise price of $0.195 vesting annually in equal increments over a two-year period.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2019:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2018	22,240,833	$0.31

Granted	-	-

Balance, March 31, 2019	22,240,833	$0.31	3.5

Exercisable at March 31, 2019	22,240,833	$0.31	3.5	$3,387

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.29 for our common stock on March 31, 2019.

NOTE 6 – CONCENTRATIONS

Revenue

For the three months ended March 31, 2019, one customer represented 100% of revenues.

Accounts Receivable

As of March 31, 2019, two customers represented 100% of accounts receivable.

NOTE 7 – SUBSEQUENT EVENTS

In April 2019, 20,000 shares of Series A were converted into 400,000 shares of the Company’s common stock.

In April 2019, a former member of the Board exercised 100,445 warrants with an exercise price of $0.15 and a total of 100,445 shares of common stock were issued for gross proceeds of $15,067.

In May 2019, the Company appointed Chris Gardner to its Board. On May 10, 2019, the Company granted Mr. Gardner the option of receiving 240,000 shares of restricted stock or 240,000 restricted stock units, either of which shall vest over a one year period in equal quarterly increments from May 8, 2019, subject to continued service as a director of the Company on each applicable vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

VerifyMe, Inc. (the “Company” or “VerifyMe”) is a technology pioneer in the brand protection/anti-counterfeiting industry. For the last three years the Company has been engaged in researching, developing, and monetizing products in the brand protection, authentication, serialization, track and trace and anti-counterfeiting industries. This broad market encompasses identifying and preventing counterfeiting of physical and material goods and products, prevent product diversion, enable brand owners to monitor, control and protect their products life cycle, as well as authenticating people in digital transactions. We have the ability to deliver security solutions for identification and authentication of people and products in a variety of applications in the security fields of authentication, counterfeit prevention and product diversion. Our products can be used to print, secure and covertly serialize labels and packaging for brand owners, manage and issue secure credentials including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to securely process digital financial transactions, provide secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

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

We believe that the physical and digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from counterfeit identification to employee or customer monitoring. Potential applications of our technologies are available in different types of products and industries—e.g., gaming, apparel, tobacco, cosmetics, pharmaceuticals, event and transportation tickets, driver’s licenses, insurance cards, passports, computer software, and credit cards. We generate sales through re-seller agreements of our technology or through direct sales of our technology.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended March 31, 2019 and 2018. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue

We generated revenue of $46,454 for the three months ended March 31, 2019. This compares to $0 revenue in the three months ended March 31, 2018. The revenue relates to an order for the printing of labels with our authentication serialization technology for a large global brand owner.

General and Administrative Expenses

General and administrative expenses decreased by $262,892 to $232,682 for the three months ended March 31, 2019 from $495,574 for the three months ended March 31, 2018. The decrease resulted primarily to a decrease in non-cash charges related to restricted stock awards and stock options.

Legal and Accounting

Legal and accounting fees decreased by $71,340 to $62,364 for the three months ended March 31, 2019 from $133,704 for the three months ended March 31, 2018.

Payroll Expenses

Payroll expenses were $104,789 for the three months ended March 31, 2019, an increase of $12,738 from $92,051 for the three months ended March 31, 2018.

Research and Development

Research and development expenses were $3,643 and $12,196 for the three months ended March 31, 2019 and 2018, respectively.

Sales and Marketing

Sales and marketing expenses were $143,143 and $8,042 for the three months ended March 31, 2019 and 2018, respectively. The increase in sales and marketing relates to the hiring of our VP of Global Business Development and our increased participation in trade shows.

Net Loss

Our net loss decreased to $513,306 for the three months ended March 31, 2019 from $1,123,633 for the three months ended March 31, 2018. The loss decreased primarily due to the settlement agreement with shareholders which was made in the three months ended March 31, 2018 resulting in a loss $779,000 offset by our gain on accounts payable forgiveness of $397,725.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss allocable to common shareholders, a Non-GAAP financial measure:

	Three Month Ended March 31,
	2019	2018

Net loss	$(513,306)	$(1,123,633)

Interest expense (income), net	(1,628)	791
Amortization and depreciation	5,707	5,034
Total EBITDA (Non-GAAP)	(509,227)	(1,117,808)

Adjustments:

Stock based compensation	-	32,644
Fair value of options and warrants issued in exchange for services	123,711	205,969
Fair value of restricted stock and restricted stock units issued in exchange for services	(34,626)	51,290
Common stock and warrants issued for services	-	-
Share-based payment for settlement agreement with shareholders	-	279,000
Cash payment for settlement agreement with shareholders	-	500,000

Total Adjusted EBITDA (Non-GAAP)	$(420,142)	$(48,905)

Liquidity and Capital Resources

Our operations used $593,181 of cash during the three months ended March 31, 2019 compared to $982,041during the comparable period in 2018 due to a $500,000 payment made related to the Settlement Agreement and due to changes in operations occurring in the first half of 2018 offset by an increase in research and development charges made in 2019 related to the development of our digital and physical technologies.

Cash used in investing activities was $24,435 during the three months ended March 31, 2019 compared to $825 during three months ended March 31, 2018. Cash used in investing activities primarily related to the purchase of patents.

Cash provided by financing activities during the three months ended March 31, 2019, was nil compared to $2,631,266 during the three months ended March 31, 2018.  During the three months ended March 31, 2018, the Company sold common stock for gross proceeds of $1,154,777.  Additionally, the Company raised $1,476,489 from the exercise of warrants.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. As of May 10, 2019, we had cash resources of approximately $926,000, a decrease from our December 31, 2018 cash balance, primarily due to the manufacturing and deployment of authenticators and beepers which account for $0.2 million of the spend. Our existing cash resources are not sufficient to sustain our operations during the next 12 months unless we have material increase in revenue and collections of any revenue. We estimate that we have sufficient cash to support our operations until October 2019. We cannot assure you that we will obtain any necessary financing.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our product development and capabilities, generation and collection of revenue and liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to to close sales leads, begin meaningful marketing of our products, begin generating material revenue from our products and business relationships and factors which affect the capital markets in general and microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of three months ended March 31, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2019, the Company issued 400,000 shares of common stock upon conversion of 20,000 shares of Series A Convertible Preferred Stock.

In April 2019, the Company issued 100,445 shares of common stock upon exercise of 100,445 warrants by a former member of the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
4.3	Certificate of Withdrawal of Certificate of Designation for Series C and D Convertible Preferred Stock	10-Q	May 15, 2018	4.5
10.1	Form of Consulting Agreement for Margaret Gezerlis*	10-Q	November 14, 2018	10.1
10.2	Amendment to the 2017 Equity Incentive Plan	8-K	April 29, 2019	10.1

31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished**
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

VERIFYME, INC.

Date: May 15, 2019	By: /S/ Patrick White

Patrick White

Chief Executive Officer

Date: May 15, 2019	By/S/ Margaret Gezerlis

Margaret Gezerlis

Chief Financial Officer

