Form 10-Q
period 2019-06-30
VerifyMe, Inc.
filed 2019-08-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:109,955,166 shares of common stock outstanding at August 9, 2019.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$585,193	$1,673,201
Accounts Receivable	22,024	30,373
Deposits on Equipment	163,090	-

Prepaid expenses and other current assets	29,981	25,781

Inventory	43,266	41,982

TOTAL CURRENT ASSETS	843,554	1,771,337

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$269,929 and $258,294 as of June 30, 2019 and December 31, 2018	225,988	209,049
Capitalized Software Costs	116,427	70,231

TOTAL ASSETS	$1,185,969	$2,050,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$351,722	$411,211
Accrued Payroll	93,836	69,041
TOTAL CURRENT LIABILITIES	445,558	480,252

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and
304,778 shares issued and outstanding as of December 31, 2018	-	305

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-

Common stock of $.001 par value; 675,000,000 authorized; 109,672,373 and 102,553,706 issued, 109,321,833 and 102,203,166 shares outstanding as of June 30, 2019 and December 31, 2018	109,322	102,203

Additional paid in capital	61,186,990	60,844,796

Treasury stock as cost (350,540 shares at June 30, 2019 and December 31, 2018)	(113,389)	(113,389)

Accumulated deficit	(60,442,512)	(59,263,550)

STOCKHOLDERS' EQUITY	740,411	1,570,365

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,185,969	$2,050,617

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

NET REVENUE
Sales	$40,479	$6,799	$86,933	$6,799

COST OF SALES	7,085	2,000	21,852	2,000

GROSS PROFIT	33,394	4,799	65,081	4,799

OPERATING EXPENSES
General and administrative (a)	418,195	525,760	650,877	1,021,334
Legal and accounting	68,335	163,770	130,699	297,474
Payroll expenses (a)	101,786	99,803	206,575	191,854
Research and development	2,608	16,233	6,251	28,429
Sales and marketing (a)	109,158	25	252,301	8,067
Total Operating expenses	700,082	805,591	1,246,703	1,547,158

LOSS BEFORE OTHER INCOME (EXPENSE)	(666,688)	(800,792)	(1,181,622)	(1,542,359)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	1,032	1,074	2,660	283
Settlement agreement with shareholders	-	-	-	(779,000)
Gain on accounts payable forgiveness	-	4,523	-	402,248
	1,032	5,597	2,660	(376,469)

NET LOSS	$(665,656)	$(795,195)	$(1,178,962)	$(1,918,828)

LOSS PER SHARE
BASIC	$(0.01)	$(0.01)	$(0.01)	$(0.02)
DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	97,520,779	95,910,130	96,434,361	86,488,400
DILUTED	97,520,779	95,910,130	96,434,361	86,488,400

(a)	Includes share-based compensation of $259,923 and $349,008 for the three and six months ended June 30, 2019 and $215,810 and $505,713 for the three and six months ended June 30, 2018.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,178,962)	$(1,918,828)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	15,000	44,119
Fair value of options and warrants issued in exchange for services	249,788	226,188
Fair value of restricted stock and restricted stock units issued in exchange for services	84,220	235,406
Gain on accounts payable forgiveness	-	(402,248)
Share-based payment for settlement agreement with shareholders	-	279,000

Amortization and depreciation	11,635	10,894
Changes in operating assets and liabilities:
Accounts Receivable	8,349	(5,667)
Deposit on Equipment	(163,090)	-
Inventory	(1,284)	(11,769)
Prepaid expenses and other current assets	(4,200)	-
Accounts payable and accrued expenses	(34,694)	(80,398)
Net cash used in operating activities	(1,013,238)	(1,623,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(28,574)	(825)
Capitalized Software Costs	(46,196)	-
Net cash used in investing activities	(74,770)	(825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	2,093,217
Proceeds from sale of common stock	-	1,154,211

Net cash provided by financing activities	-	3,247,428

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(1,088,008)	1,623,300
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,673,201	693,001

CASH AND CASH EQUIVALENTS - END OF PERIOD	$585,193	$2,316,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$6,096	$400
Series B Convertible Preferred Stock converted to common stock	$-	$599
Cashless Exercise of Stock Options	$-	$4,028
Cashless Exercise of Warrants	$72	$-
Common Stock and Warrants Issued for Common Stock Payable	$-	$122,478

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at April 1, 2018	304,778	305	0.85	-	92,945,925	92,944	59,481,371	(113,389)	(57,454,721)	2,006,510
Exercise of Warrants	-	-	-	-	6,257,277	6,258	609,904	-	-	616,162
Fair value of stock option	-	-	-	-	-	-	20,219	-	-	20,219
Restricted Stock awards and Restricted Stock Units	-	-	-	-	1,912,500	1,913	182,203	-	-	184,116
Common stock and warrants issued for services	-	-	-	-	49,500	50	11,425	-	-	11,475
Net loss	-	-	-	-	-	-	-	-	(795,195)	(795,195)
Balance at June 30, 2018	304,778	305	0.85	-	101,165,202	101,165	60,305,122	(113,389)	(58,249,916)	2,043,287

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at April 1, 2019	264,778	265	0.85	-	103,643,166	103,643	60,932,481	(113,389)	(59,776,856)	1,146,144
Conversion of Series A Convertible Preferred Stock	(264,778)	(265)	-	-	5,295,569	5,296	(5,031)	-	-	-
Fair value of stock option	-	-	-	-	-	-	126,077	-	-	126,077
Restricted Stock awards and Restricted Stock Units	-	-	-	-	240,000	240	118,606	-	-	118,846
Cashless Exercise of Warrants	-	-	-	-	71,774	72	(72)	-	-	-
Common stock issued for services	-	-	-	-	71,324	71	14,929	-	-	15,000
Net loss	-	-	-	-	-	-	-	-	(665,656)	(665,656)
Balance at June 30, 2019	-	-	0.85	-	109,321,833	109,322	61,186,990	(113,389)	(60,442,512)	740,411

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2017	324,778	325	0.92	-	53,523,332	53,522	56,198,126	(113,389)	(56,331,088)	(192,504)
Conversion of Series A Convertible Preferred Stock	(20,000)	(20)	-	-	400,000	400	(380)	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.07)	-	599,362	599	(599)	-	-	-
Sale of common stock	-	-	-	-	16,513,311	16,513	1,137,698	-	-	1,154,211
Settlement Agreement	-	-	-	-	1,000,000	1,000	278,000	-	-	279,000
Conversion of notes payable	-	-	-	-	1,749,683	1,750	120,728	-	-	122,478
Exercise of Warrants	-	-	-	-	20,969,736	20,970	2,072,247	-	-	2,093,217
Cashless Exercise of Stock Options		-	-	-	4,027,778	4,028	(4,028)	-	-	-
Fair value of stock option	-	-	-	-	-	-	226,188	-	-	226,188
Restricted Stock awards and Restricted Stock Units	-	-	-	-	2,212,500	2,213	233,193	-	-	235,406
Common stock and warrants issued for services	-	-	-	-	169,500	170	43,949			44,119
Net loss	-	-	-	-	-	-	-	-	(1,918,828)	(1,918,828)
Balance at June 30, 2018	304,778	305	0.85	-	101,165,202	101,165	60,305,122	(113,389)	(58,249,916)	2,043,287

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	304,778	305	0.85	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(304,778)	(305)	-	-	6,095,569	6,096	(5,791)	-	-	-
Fair value of stock option	-	-	-	-	-	-	249,788	-	-	249,788
Restricted Stock awards and Restricted Stock Units	-	-	-	-	880,000	880	83,340	-	-	84,220
Cashless Exercise of Warrants	-	-	-	-	71,774	72	(72)	-	-	-
Common stock issued for services	-	-	-	-	71,324	71	14,929	-	-	15,000
Net loss	-	-	-	-	-	-	-	-	(1,178,962)	(1,178,962)
Balance at June 30, 2019	-	-	0.85	-	109,321,833	109,322	61,186,990	(113,389)	(60,442,512)	740,411

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, is traded on the over-the-counter market and quoted on the OTCQB.

The Company is a developmental stage technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. We deliver security solutions for identification and authentication of packaging, labels and products in a variety of applications. Leveraging our covert luminescent pigment, RainbowSecure®, which we began commercializing in 2018, we also developed the patent pending VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a products “life cycle” for brand owners. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – allowing investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programmable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” We have not yet derived any revenue from our VeriPAS™ software system and have derived minimal revenue from the sale of our RainbowSecure® technology.

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

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

During the three and six months ended June 30, 2019, the Company’s revenues consisted of revenue generated from customer’s printing labels utilizing the Company’s technology.

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

For the three and six months ended June 30, 2019 and 2018, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three and six months ended June 30, 2019 there were approximately 48,877,000 anti-dilutive shares consisting of 19,614,000 shares issuable upon exercise of options, 22,041,000 shares issuable upon exercise of warrants and 7,222,000 shares issuable upon conversion of preferred stock.  For the three and six months ended June 30, 2018 there were approximately 42,703,000 anti-dilutive shares consisting of 18,014,000 shares relating to options, 11,375,000 shares relating to warrants and 13,314,000 shares relating to preferred share agreements.

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by the sale of common shares. The Company’s business plans are dependent on the ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offering of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company’s existing cash resources are sufficient to sustain the Company’s operations through the third quarter of 2019. The Company needs to raise additional funds in the future in order to remain operational past that date.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

NOTE 2 – INTANGIBLE ASSETS

Patents and Trademarks

The current patent and trademark portfolios consist of 10 granted US patents and 1 granted European patent validated in 4 countries, 4 pending US and foreign patent applications, 4 registered US trademark, and 9 pending US and foreign trademark applications. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the six months ended June 30, 2019 and 2018, the Company capitalized $28,574 and $825 of patent and trademarks costs. Amortization expense for patents and trademarks was $5,928 and $5,860 for the three months ended June 30, 2019 and 2018, and $11,635 and $10,984 for the six months ended June 30, 2019 and 2018, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally three years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company had Capitalized Software of $116,427 and $70,231 as of June 30, 2019 and December 31, 2018, respectively. The Company has not incurred a depreciation charge as the software was not available for use as of June 30, 2019.

NOTE 3 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of June 30, 2019, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

Series A Convertible Preferred Stock

During the six months ended June 30, 2019, 304,778 shares of Series A were converted into 6,095,569 shares of the Company’s common stock.

During the six months ended June 30, 2018, 20,000 shares of Series A were converted into 400,000 shares of the Company’s common stock.

Series B Convertible Preferred Stock

During the six months ended June 30, 2018, 0.07 of a share of Series B was converted into 599,362 shares of the Company’s common stock.

NOTE 4 – STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019 the Company expensed $0 relative to restricted stock units. For the three and six months ended June 30, 2018 the Company expensed $248 and $8,625 relative to restricted stock units.

During the six months ended June 30, 2019, the Company granted a total of 1,200,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vest in equal quarterly installments over a one-year period. On February 27, 2019 three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 320,000 shares related to the portion of the unvested restricted stock awards these directors had received.

The Company expensed $118,846 and $84,220 in costs related to restricted stock awards for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company expensed $183,866 and $226,781 relative to restricted common stock.

During the six months ended June 30, 2019, the Company issued 71,324 shares of restricted common stock for a total expense of $15,000 related to consulting services. During the six months ended June 30, 2018, the Company issued 169,500 shares of restricted common stock for a total expense of $44,119 related to consulting services.

During the six months ended June 30, 2018, 37,500 restricted stock units vested in relation to a consulting services agreement and a total of $8,625 was expensed.

During the six months ended June 30, 2018, the Company granted a total of 600,000 shares of restricted common stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock, for joining the Board of Directors. On April 25, 2018, the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company.

During the three months ended June 30, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and 150,000 shares to one attorney, that vested quarterly over a one-year period.

In 2017, the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share. In January 2018 the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. During the six months ended June 30, 2018, the Company raised gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to purchases by directors and relatives of the directors of the Company.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services rendered in 2017, resulting in the issuance of 4,027,778 shares of common stock, see Note 5.

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

On March 31, 2018, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Paul Klapper, a member of the Company’s Board at that time, and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the Company (i) paid a total of $500,000 (the “Settlement Amount”) to a fund controlled by Paul Klapper and an additional party, and (ii) issued a total of 1,000,000 shares of the Company’s common stock to the fund and the third party (the “Settlement Shares”). The shares were valued at $279,000 whereby $139,500 related to common stock issued to a related party and $139,500 related to common stock issued to a third party. The Settlement Agreement provides for cancellation as of March 31, 2018 of certain revenue sharing agreements between the Company and each of Mr. Klapper (or an affiliate) and the third party, and terminates the Company’s obligation to issue warrants to purchase 3.7 million shares of the Company’s common stock at an exercise price of $0.40 per share. Mr. Klapper joined the Board of Directors on July 14, 2017 and resigned as of March 31, 2018.

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

NOTE 5 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

During 2013, the Company adopted an incentive compensation plan (the “2013 Plan”). Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options. All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options are deemed to be non-statutory stock options. The 2013 Plan is no longer used for future grants.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which covers the potential issuance of 13,000,000 shares of common stock. The 2017 Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the 2017 Plan at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee may adopt rules and regulations to carry out the terms of the 2017 Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

The 2017 Plan is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 2017 Plan.

In connection with incentive stock options issuable under the 2017 Plan, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

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

During the six months ended June 30, 2019 and 2018, the Company expensed $249,788 and $226,188, respectively, with respect to options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2019:

Risk Free Interest Rate	2.14%
Expected Volatility	424.69%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.27

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2018	18,613,529	$0.14

Granted	1,000,000	0.20

Balance June 30, 2019	19,613,529	$0.14

Exercisable at June 30, 2019	17,230,196	$0.13	3.5	$937

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2019:

	Unvested Options

		Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance December 31, 2018	2,016,666	$0.18

Granted	1,000,000	0.20

Vested	(633,333)	0.24

Balance June 30, 2019	2,383,333	$0.17

During the six months ended June 30, 2019, the Company amended the Consulting Agreement it has with its Chief Operating Officer and granted him options to purchase 1,000,000 shares of common stock with an exercise price of $0.195 that vest annually in equal increments over a two-year period.

The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2019:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2018	22,240,833	$0.31

Granted	85,255	0.15
Exercised	(200,000)	0.15

Balance, June 30, 2019	22,126,088	$0.32

Exercisable at June 30, 2019	22,126,088	$0.32	3.2	$231

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.14 for our common stock on June 30, 2019.

During the six months ended June 30, 2019, the Company recorded 85,255 warrants related to past issuances.

In May 2019, a former director made a cashless exercise of 200,000 warrants, whereby the warrant holder disposed of 128,226 shares of common stock to the Company as part of this exercise, amounting to an issuance of 71,774 shares of common stock.

NOTE 6 – CONCENTRATIONS

Revenue

For the three and six months ended June 30, 2019, three customers represented 100% of revenues.

Accounts Receivable

As of June 30, 2019, two customers represented 100% of accounts receivable.

NOTE 7 – SUBSEQUENT EVENTS

In July 2019, the Company granted 33,333 shares of restricted common stock in relation to investor relation services.

In August 2019, the Company granted 200,000 shares of restricted common stock in relation to consulting services.

In August 2019, the Company granted 400,000 shares of restricted common stock in relation to consulting services.

In August 2019, the Company entered into an amendment (the “Amendment”) to the Employment Agreement, dated August 15, 2017, with Patrick White, the Chief Executive Officer of the Company (the “Employment Agreement”), which Employment Agreement automatically renewed on July 16, 2019, effective on August 15, 2019. Pursuant to the Amendment, the term was reduced to one year and Mr. White agreed to defer receipt of sums due him to improve the Company’s liquidity. Mr. White was due to receive $100,000 on August 15, 2019 representing deferred salary (the “Deferral Amount”) that he had previously agreed to defer over the two years of the initial term of his Employment Agreement. In the Amendment, Mr. White agreed to extend receipt of the Deferral Amount until August 15, 2020. In addition, he agreed to continue deferring 25% of his base salary over the one-year term until August 15, 2020. In connection with entering into the Amendment, the Company granted Mr. White 500,000 five-year fully vested incentive stock options under the Company’s 2017 Equity Incentive Plan exercisable at $0.14 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” or “us”) is a developmental stage technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. We deliver security solutions for identification and authentication of packaging, labels and products in a variety of applications. Leveraging our covert luminescent pigment, RainbowSecure®, which we began commercializing in 2018, we also developed the patent pending VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a products “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – allowing investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programmable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” We have not yet derived any revenue from our VeriPAS™ software system and have derived minimal revenue from the sale of our RainbowSecure® technology.

Our brand protection technologies involve the utilization of invisible and color changing inks, which are compatible with today’s printing presses. In 2017, we signed a five-year contract with the Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series digital presses. In 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In addition, the inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and toner based laser printers. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. Further, we believe that some of our patents may have non-security applications, and we are attempting to commercialize these opportunities.

We believe that our brand protection will play a role in the supply chain management process. Our invisible ink can be used as a unique identifier in a digital serialization application.

Serialization or unique identification helps brand owners identify who manufactured the product, which wholesaler has sold the product to retailers or hospitals and other pertinent information concerning the product’s supply chain.  The implementation of serialization and track and trace provides the ability to track and trace the lifecycle of products in the system end-to-end.  Our invisible ink is applied during the printing process of product labels and packaging and can be used as a unique invisible serialization identifying number or code on labels and packaging.   The invisibleness of our ink acts as an additional layer of security since the ink needs to be revealed with special equipment.

A track and trace system improves security by:

•	Knowing the life cycle of a product or prescription drug, from where it is manufactured, who is repackaging it, who is distributing it, when it is prescribed and when it is sold.

•	Meeting accurate regulatory and compliance requirement questions such as “What, Where, When and Who.”

•	Locating product or batches and precisely where they are distributed.

•	Enabling the option to recall a particular product or entire batches which are reported as having a product/batch failure or having not met standards.

•	Identifying if the product or drug is counterfeit, stolen, contaminated, etc.

•	Knowing about the multi-container packaging item level details.

•	Identifying same code scan clusters by GPS location to identify possible counterfeiting.

Track and trace works in the following ways:

•	Generate and print unique codes, serialization number or barcodes, on product labels and/or packaging during the printing process.
•	Codes are purchased and then a digital file is generated for a digital printing press or digital ink jet device to print the variable numbers or codes contained in the file on labels and packaging.
•

The unique codes are applied at the point of product fulfillment and scanned throughout the distribution chain, including at the point of dispensing to the consumer, and ultimately by the consumer to ensure it is authentic or engage the consumer for additional data and or marketing.

•	Capture unique serialization number and store in centralized database (distributed or non-distributed).
•	Update serialization data in electronic product code information services (“EPCIS”) centralized database.
•	Distributors, wholesalers, repackagers and retail stores have the ability to validate the visible serialization when they use a smart phone application to perform authentication reviews, monitor product life cycle and/or transactions.

Each time a transaction for serialized drugs is carried out, the transaction drug history is updated in the e-pedigree system.

Our technologies include the following products:

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series digital presses. In January 2018, we signed a contract with Micro Focus International PLC (“Micro Focus”) to use RainbowSecure® in their Global Product Authentication, Track and Trace system (software).

In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure® is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, labels, packaging, textiles, plastics and metal products which need authentication. This technology is commercialized and is currently in use in the public domain. We have derived minimal revenue from the sale of our RainbowSecure® technology.

VeriPASTM  technology combines the covert identifier of RainbowSecure® with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Based on our discussions with other serialization, track and trace software providers, we expect to add alternatives to clients beyond the Micro Focus Global Protected Authentication System (“GPAS”). This technology is currently being co-marketed with RainbowSecure® and our Smart Phone Authenticator product. Several clients are in the testing stage with this product. To date, we have not derived revenue from this technology.

SecureLight® technology was developed as a result of our investment in new proprietary color changing inks that could penetrate broader markets. During the past decade, we have refined our technology and its applications, and now have what we believe to be the easiest, most cost effective and efficient authentication technology available in the world today. Our technology, known as SecureLight®, takes advantage of the new ubiquitous energy efficient fluorescent lighting to change the color of ink, resulting in hundreds of new applications ranging from credit cards to driver’s licenses, passports, stock certificates, clothing labels, currency, ID cards, and tax stamps. The technology can also be used to protect apparel, pharmaceuticals, and virtually any other physical product, such as fabrics, plastics, ceramics and metal. In 2018, we received notice that patents involving this technology were approved in various European nations. We are attempting to commercialize this product.

SecureLight+® technology combines the covert characteristics of RainbowSecure® and the overt characteristics of SecureLight®. This provides a solution which can be authenticated in two different ways - by proprietary tuned laser devices, and also by anyone with fluorescent lighting, including end consumers. In 2018, we received notice that patents involving this technology were approved in various European nations. SecureLight+® has been successfully deployed in one country’s drivers’ licenses and another country’s voter registration card program. We have begun to commercialize this product.

Smart Phone Authenticator™ technology is a piece of hardware with a built in lighting system and software that scans invisible RainbowSecure® codes. Product investigators attach their smart phone to this device which then reveals the hidden RainbowSecure® images on the smart phone screen which are then sent to the VeriPASTM software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length.

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. Authentication is provided in the form of an LED indicator, a camera device which reveals the hidden serialization numbers and codes on a viewing screen and an audible beeping device when placed on a label, product or package containing the RainbowSecure® technology. The hand held beeping device is tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink technology. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers.

Our digital technologies involve the utilization of multiple authentication mechanisms, some of which we own and some of which we license. These mechanisms include biometric factors, knowledge factors, possession factors and location factors. Biometric factors include facial recognition with liveness detection, finger print and voice recognition. Knowledge factors include a personal gesture swipe and a safe and panic color choice. Possession factors include devices that the user has in their possession such as a smartphone, smart watch, and other wearable computing devices. The location factors geo-locate the user during a secure login. We surround these authentication mechanisms with proprietary systems that improve the usability and the security of the solutions. Our solutions allow the assessment and quantification of risk using a sophisticated heuristic scoring mechanism. We have specialized systems that perform ‘liveness’ detection to insure the subject of authentication is in fact a live human being. We also have systems that introduce learning capabilities into our solutions to improve the ease of use and flexibility. We are continuing to develop and market this technology but it has not yet been commercialized.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended June 30, 2019 and 2018.

Revenue

We generated revenue of $40,479 for the three months ended June 30, 2019 compared to $6,799 for the three months ended June 30, 2018. The revenue primarily related to security printing with our authentication serialization technology for a large global brand owner. For the three months ended June 30, 2019, three customers represented 100% of revenues.

General and Administrative Expenses

General and administrative expenses decreased by $107,565 to $418,195 for the three months ended June 30, 2019 from $525,760 for the three months ended June 30, 2018. The decrease resulted primarily from a decrease in non-cash charges related to restricted stock awards and stock options of approximately $40,000 while the remaining positive impact was a result of continued efficiencies within the Company.

Legal and Accounting

Legal and accounting fees decreased by $95,435 to $68,335 for the three months ended June 30, 2019 from $163,770 for the three months ended June 30, 2018. The decrease related primarily to a decrease in attorney fees.

Payroll Expenses

Payroll expenses were $101,786 for the three months ended June 30, 2019, an increase of $1,983 from $99,803 for the three months ended June 30, 2018.  The increase relates to non-cash stock-based compensation.

Research and Development

Research and development expenses were $2,608 and $16,233 for the three months ended June 30, 2019 and 2018, respectively. The decline is primarily due to investments in developing our VeriPASTM Mobile Authenticator technology in 2018 while in the three months ended June 30, 2019, our products are nearly completely developed.

Sales and Marketing

Sales and marketing expenses were $109,158 and $25 for the three months ended June 30, 2019 and 2018, respectively. The increase in sales and marketing expenses related to the hiring of our VP of Global Business Development and our increased participation in trade shows.

Net Loss

Our net loss decreased by $129,539 to $665,656 for the three months ended June 30, 2019 from $795,195 for the three months ended June 30, 2018. The decrease primarily related to a decrease in non-cash share-based compensation which amounted to $89,085.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the six months ended June 30, 2019 and 2018.

Revenue

We generated revenue of $86,933 for the six months ended June 30, 2019 compared to $6,799 for the six months ended June 30, 2018. The revenue primarily related to security printing with our authentication serialization technology for a large global brand owner. For the six months ended June 30, 2019, three customers represented 100% of revenues.

General and Administrative Expenses

General and administrative expenses decreased by $370,457 to $650,877 for the six months ended June 30, 2019 from $1,021,334 for the six months ended June 30, 2018. The decrease resulted primarily from a decrease in non-cash charges related to restricted stock awards and stock options of approximately $300,000 while the remaining variance was due to efficiencies within the Company.

Legal and Accounting

Legal and accounting fees decreased by $166,775 to $130,699 for the six months ended June 30, 2019 from $297,474 for the six months ended June 30, 2018. The decrease related primarily to a decrease in legal fees.

Payroll Expenses

Payroll expenses were $206,575 for the six months ended June 30, 2019, an increase of $14,721 from $191,854 for the six months ended June 30, 2018. The increase relates to non-cash stock-based compensation.

Research and Development

Research and development expenses were $6,251 and $28,429 for the six months ended June 30, 2019 and 2018, respectively. The decline is primarily due to investments in developing our VeriPASTM Mobile Authenticator technology in 2018 , while in the six month period ended June 30, 2019, our products are nearly completely developed.

Sales and Marketing

Sales and marketing expenses were $252,301 and $8,067 for the six months ended June 30, 2019 and 2018, respectively. The increase in sales and marketing relates to the hiring of our VP of Global Business Development and our increased participation in trade shows.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000 with certain of our shareholders (the “Settlement Agreement”).

Net Loss

Our net loss decreased by $739,866 to $1,178,962 for the six months ended June 30, 2019, from $1,918,828 for the six months ended June 30, 2018. The decrease related primarily to the Settlement Agreement with shareholders which occurred in the six months ended March 31, 2018 resulting in a total expense of $779,000.

Liquidity and Capital Resources

Our operations used $1,013,238 of cash during the six months ended June 30, 2019 compared to $1,623,303 during the comparable period in 2018, primarily due to a $500,000 payment made related to the Settlement Agreement during the six months ended June 30, 2018.

Cash used in investing activities was $74,770 during the six months ended June 30, 2019 compared to $825 during the six months ended June 30, 2018, which was attributed primarily to software costs related to our products during the six months ended June 30, 2019.

Cash provided by financing activities during the six months ended June 30, 2019, was nil compared to $3,247,428 during the six months ended June 30, 2018.  During the six months ended June 30, 2018, we sold common stock for gross proceeds of $1,154,211.  Additionally, we raised $2,093,217 from the exercise of warrants during the six months ended June 30, 2018.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offerings of our securities. As of August 9, 2019, we had cash resources of approximately $450,000, a decrease from our December 31, 2018 cash balance, primarily due to the manufacturing and deployment of authenticators and beepers which account for $0.2 million of the spend. Our existing cash resources are not sufficient to sustain our operations during the next 12 months unless we have a material increase in revenue and collections of any revenue. Management's plans include efforts to increase sales of our products and raising additional capital through incurrence of debt and the sale of equity securities. Our primary focus is to raise capital through the sale of indebtedness. As of the date of this Report, we have no commitments from any investors. We cannot assure you that we will be able to meet our working capital needs. Further, if we are able to raise capital, it will likely be through the issuance of convertible debt. Any such financing may be very dilutive and otherwise have unfavorable terms. We estimate that we have sufficient cash to support our operations through the third quarter of 2019. We cannot assure you that we will be successful in raising additional capital.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future success of our products and our liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to close sales leads, begin meaningful marketing of our products, begin generating material revenue from our products and business relationships, our ability to close a bridge financing and factors which affect the capital markets in general and microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Revenue Recognition

We account for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to the financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1943, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended June 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30 2019, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2019, the Company issued 4,895,569 shares of common stock upon conversion of 244,778 shares of Series A Convertible Preferred Stock. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In August 2019, the Company entered into an amendment (the “Amendment”) to the Employment Agreement, dated August 15, 2017, with Patrick White, the Chief Executive Officer of the Company (the “Employment Agreement”), which Employment Agreement automatically renewed on July 16, 2019, effective on August 15, 2019. Pursuant to the Amendment, the term was reduced to one year and Mr. White agreed to defer receipt of sums due to him to improve the Company’s liquidity. Mr. White was due to receive $100,000 on August 15, 2019 representing deferred salary (the “Deferral Amount”) that he had previously agreed to defer over the two years of the initial term of his Employment Agreement. In the Amendment, Mr. White agreed to extend receipt of the Deferral Amount until August 15, 2020. In addition, he agreed to continue deferring 25% of his base salary over the one-year term until August 15, 2020. In connection with entering into the Amendment, the Company granted Mr. White 500,000 five-year fully vested incentive stock options under the Company’s 2017 Equity Incentive Plan exercisable at $0.14 per share.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.1(b)	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
3.1(c)	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
3.1(d)	Certificate of Withdrawal of Certificate of Designation for Series C and D Convertible Preferred Stock	10-Q	May 15, 2018	4.5
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1

10.1	Amendment to the 2017 Equity Incentive Plan	8-K	April 29, 2019	10.1
10.2	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +	10-K	April 16, 2018	10.30
10.3	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +	10-K	April 16, 2018	10.31
10.4	Registration Rights Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein	10-K	April 16, 2018	10.32
10.5	Second Amendment to Consulting Agreement with Keith Goldstein dated April 9, 2019 *				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 14, 2019	By: /s/ Patrick White

Patrick White

Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By: /s/ Margaret Gezerlis

Margaret Gezerlis

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

