Form 10-Q
period 2019-09-30
VerifyMe, Inc.
filed 2019-11-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:111,215,166 shares of common stock outstanding at November 11, 2019.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$671,011	$1,673,201
Accounts Receivable	51,415	30,373
Deposits on Equipment	163,090	-
Prepaid expenses and other current assets	29,981	25,781
Inventory	37,962	41,982
TOTAL CURRENT ASSETS	953,459	1,771,337
INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$275,591 and $258,294 as of September 30, 2019 and December 31, 2018	228,705	209,049
Capitalized Software Costs	141,656	70,231

TOTAL ASSETS	$1,323,820	$2,050,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$228,478	$-
Derivative Liability	207,534	-
Accounts payable and other accrued expenses	354,766	411,211
Accrued Payroll	106,438	69,041
TOTAL CURRENT LIABILITIES	897,216	480,252

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and
304,778 shares issued and outstanding as of December 31, 2018	-	305

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of September 30, 2019 and	-	-
December 31, 2018

Common stock of $.001 par value; 675,000,000 authorized; 111,252,373 and 102,553,706 issued, 110,901,833 and 102,203,166 shares outstanding as of September 30, 2019 and December 31, 2018	110,902	102,203

Additional paid in capital	61,578,151	60,844,796

Treasury stock as cost (350,540 shares at September 30, 2019 and December 31, 2018)	(113,389)	(113,389)

Accumulated deficit	(61,149,060)	(59,263,550)

STOCKHOLDERS' EQUITY	426,604	1,570,365

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,323,820	$2,050,617

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

NET REVENUE
Sales	$56,225	$28,273	$143,158	$35,072

COST OF SALES	8,471	12,281	30,323	14,281

GROSS PROFIT	47,754	15,992	112,835	20,791

OPERATING EXPENSES
General and administrative (a)	350,851	357,665	1,001,728	1,378,999
Legal and accounting	41,977	64,897	172,676	362,371
Payroll expenses (a)	167,807	77,664	374,382	269,518
Research and development	804	73,843	7,055	102,272
Sales and marketing (a)	148,416	9,150	400,717	17,217
Total Operating Expenses	709,855	583,219	1,956,558	2,130,377
		-
LOSS BEFORE OTHER INCOME (EXPENSE)	(662,101)	(567,227)	(1,843,723)	(2,109,586)

OTHER (EXPENSE) INCOME
Interest income (expenses), net (a)	(8,338)	1,084	(5,678)	1,367
Change in fair value of embedded derivative	(36,109)	-	(36,109)	-
Gain on derecognition of note payable and accrued interest		86,667	-	86,667
Settlement agreement with shareholders	-	-	-	(779,000)
Gain on accounts payable forgiveness	-	-	-	402,248
	(44,447)	87,751	(41,787)	(288,718)
		-
NET LOSS	$(706,548)	$(479,476)	$(1,885,510)	$(2,398,304)

LOSS PER SHARE
BASIC	$(0.01)	$(0.00)	$(0.02)	$(0.03)
DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	98,137,735	101,186,416	98,209,139	91,453,702
DILUTED	98,137,735	101,186,416	98,209,139	91,453,702

(a)	Includes share-based compensation of $322,641 and $671,649 for the three and nine months ended September 30, 2019 and $204,227 and $709,940 for the three and nine months ended September 30, 2018.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,885,510)	$(2,398,304)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	103,167	44,120
Fair value of options and warrants issued in exchange for services	399,828	270,339
Fair value of restricted stock and restricted stock units issued in exchange for services	168,654	395,481
Gain on accounts payable forgiveness	-	(402,248)
Share-based payment for settlement agreement with shareholders	-	279,000
Gain on derecognition of note payable and accrued interest	-	(86,667)
Amortization of debt discount	8,696	-
Change in Fair Value of Embedded Derivative	36,109	-
Amortization and depreciation	17,297	15,928
Changes in operating assets and liabilities:
Accounts Receivable	(21,042)	(28,462)
Deposit on Equipment	(163,090)	-
Inventory	4,020	(35,102)
Prepaid expenses and other current assets	(4,200)	-
Accounts payable and accrued expenses	(19,048)	(41,550)
Net cash used in operating activities	(1,355,119)	(1,987,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(36,953)	(16,690)
Capitalized Software Costs	(71,425)	(30,223)
Net cash used in investing activities	(108,378)	(46,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt, net of costs	461,307	-
Proceeds from exercise of warrants	-	2,311,438
Proceeds from sale of common stock	-	1,154,211

Net cash provided by financing activities	461,307	3,465,649

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(1,002,190)	1,431,271
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,673,201	693,001

CASH AND CASH EQUIVALENTS - END OF PERIOD	$671,011	$2,124,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$6,096	$400
Series B Convertible Preferred Stock converted to common stock	$-	$599
Common Stock issued in relation to convertible debt	$70,100	$-
Recognition of embedded derivative liability	$171,425	$-
Cashless Exercise of Stock Options	$-	$4,028
Cashless Exercise of Warrants	$72	$176
Common Stock and Warrants Issued for Common Stock Payable	$-	$122,478

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at July 1, 2018	304,778	305	0.85	-	101,165,202	101,165	60,305,122	(113,389)	(58,249,916)	2,043,287
Cancellation of common stock	-	-	-	-	(607,143)	(607)	607	-	-	-
Exercise of Warrants	-	-	-	-	1,638,109	1,638	216,583	-	-	218,221
Fair value of stock option	-	-	-	-	-	-	44,151	-	-	44,151
Restricted Stock awards and Restricted Stock Units	-	-	-	-	-	-	160,076	-	-	160,076
Net loss	-	-	-	-	-	-	-	-	(479,476)	(479,476)
Balance at September 30, 2018	304,778	305	0.85	-	102,196,168	102,196	60,726,539	(113,389)	(58,729,392)	1,986,259

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at July 1, 2019	-	-	0.85	-	109,321,833	109,322	61,186,990	(113,389)	(60,442,512)	740,411
Fair value of stock option	-	-	-	-	-	-	150,040	-	-	150,040
Restricted Stock awards and Restricted Stock Units	-	-	-	-	(120,000)	(120)	84,554	-	-	84,434
Common stock issued for services	-	-	-	-	700,000	700	87,467	-	-	88,167
Common stock issued in relation to Bridge Financing	-	-	-	-	1,000,000	1,000	69,100	-	-	70,100
Net loss	-	-	-	-	-	-	-	-	(706,548)	(706,548)
Balance at September 30, 2019	-	-	0.85	-	110,901,833	110,902	61,578,151	(113,389)	(61,149,060)	426,604

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at January 1, 2018	324,778	325	0.92	-	53,523,332	53,522	56,198,126	(113,389)	(56,331,088)	(192,504)
Conversion of Series A Convertible Preferred Stock	(20,000)	(20)	-	-	400,000	400	(380)	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.07)	-	599,362	599	(599)	-	-	-
Sale of common stock	-	-	-	-	15,906,168	15,906	1,138,305	-	-	1,154,211
Settlement Agreement	-	-	-	-	1,000,000	1,000	278,000	-	-	279,000
Conversion of notes payable	-	-	-	-	1,749,683	1,750	120,728	-	-	122,478
Exercise of Warrants	-	-	-	-	22,607,845	22,608	2,288,830	-	-	2,311,438
Cashless Exercise of Stock Options		-	-	-	4,027,778	4,028	(4,028)	-	-	-
Fair value of stock option	-	-	-	-	-	-	270,339	-	-	270,339
Restricted Stock awards and Restricted Stock Units	-	-	-	-	2,212,500	2,213	393,268	-	-	395,481
Common stock and warrants issued for services	-	-	-	-	169,500	170	43,950			44,120
Net loss	-	-	-	-	-	-	-	-	(2,398,304)	(2,398,304)
Balance at September 30, 2018	304,778	305	0.85	-	102,196,168	102,196	60,726,539	(113,389)	(58,729,392)	1,986,259

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2019	304,778	305	0.85	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(304,778)	(305)	-	-	6,095,569	6,096	(5,791)	-	-	-
Cashless Exercise of Warrants					71,774	72	(72)	-	-	-
Fair value of stock option	-	-	-	-	-	-	399,828	-	-	399,828
Restricted Stock awards and Restricted Stock Units	-	-	-	-	760,000	760	167,894	-	-	168,654
Common stock issued for services	-	-	-	-	771,324	771	102,396	-	-	103,167
Common stock issued in relation to Bridge Financing	-	-	-	-	1,000,000	1,000	69,100	-	-	70,100
Net loss	-	-	-	-	-	-	-	-	(1,885,510)	(1,885,510)
Balance at September 30, 2019	-	-	0.85	-	110,901,833	110,902	61,578,151	(113,389)	(61,149,060)	426,604

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, is traded on the over-the-counter market and quoted on the OTCQB.

The Company is a developmental stage technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. Leveraging our covert luminescent pigment, RainbowSecure®, which we began commercializing in 2018, we also developed the patent pending VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” We have not yet derived any revenue from our VeriPAS™ software system and have derived minimal revenue from the sale of our RainbowSecure® technology.

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U. S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

Basis of Presentation

The accompanying financial statements are presented in accordance with GAAP.

Revenue Recognition

The Company accounts for revenues according to Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligations are satisfied.

During the three and nine months ended September 30, 2019, the Company’s revenues consisted of revenue primarily generated from customer’s printing labels utilizing the Company’s technology.

Equity-linked Financial Instruments

Certain of the Company’s debt instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815, Derivatives and Hedging. Under this guidance, the Company recognizes the embedded derivatives at fair value and records a gain or loss resulting from the change in fair values at the end of each reporting period. In connection with issuance of the Debentures, described in Note 4 – Convertible Debt, after March 17, 2020, the Company could become contingently obligated to issue shares potentially in excess of its authorized share limit. Consequently, the ability to settle these obligations with shares would be unavailable causing these and other share-settled obligations to potentially be settled in cash. The Company applies a sequencing policy regarding share settlement wherein equity-linked financial instruments with the earliest issuance date would be settled first. Thus, all equity-linked financial instruments, which are convertible or exercisable into common stock, issued concurrent or subsequent to the Debentures are classified as derivative liabilities, with the exception of instruments related to employee share-based compensation.

Sequencing

As of September 19, 2019, the Company adopted a sequencing policy whereby all equity-linked instruments issued prior to the closing of the $600,000 secured Convertible Debentures on September 19, 2019 may be classified as equity and all future equity-linked instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

For each of the three and nine months ended September 30, 2019 and 2018, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For each of the three and nine months ended September 30, 2019, there were approximately 56,699,000 anti-dilutive shares consisting of 20,114,000 shares issuable upon exercise of options, 21,963,000 shares issuable upon exercise of warrants, 7,222,000 shares issuable upon conversion of preferred stock and 4,400,000 shares issuable upon conversion of convertible debentures.  For the three and nine months ended September 30, 2018, there were approximately 41,237,000 anti-dilutive shares consisting of 18,014,000 shares issuable upon exercise of options, 9,909,000 shares issuable upon exercise of warrants and 13,314,000 shares issuable upon conversion of preferred stock.

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and raising additional capital through incurrence of debt and the sale of our common stock and other equity securities. On September 19, 2019, the Company received net proceeds of $461,307 from the Bridge Financing, described below in Note 4 – Convertible Debt. The Company’s business plans are dependent on the ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through the future public offerings of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. As a result of the Bridge Financing, the Company’s existing cash resources are sufficient to sustain our operations through December 2019. The Company needs to raise additional funds in the future in order to remain operational past that date.

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02 – “Lease (Topic 842)” and the series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”) using the modified retrospective approach. The adoption of Topic 842 did not have a material impact on the Company’s financial statements.

NOTE 2 – INTANGIBLE ASSETS

Patents and Trademarks

The current patent and trademark portfolios consist of 10 granted U.S. patents and 1 granted European patent validated in 4 countries, 4 pending US and foreign patent applications, 4 registered U.S. trademarks, 1 registered EU foreign registration, and 8 pending U.S. and foreign trademark applications.  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the nine months ended September 30, 2019 and 2018, the Company capitalized $36,953 and $16,690, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $5,662 and $5,034 for the three months ended September 30, 2019 and 2018, respectively, and $17,297 and $15,928 for the nine months ended September 30, 2019 and 2018, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally three years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company had capitalized software costs of $141,656 and $70,231 as of September 30, 2019 and December 31, 2018, respectively. The Company has not incurred a depreciation charge because the software was not available for use as of September 30, 2019.  The Company expects the software to be available for use in the fourth quarter of 2019.

NOTE 3 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of September 30, 2019, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

Series A Convertible Preferred Stock

During the nine months ended September 30, 2019, 304,778 shares of Series A were converted into 6,095,569 shares of the Company’s common stock.

During the nine months ended September 30, 2018, 20,000 shares of Series A were converted into 400,000 shares of the Company’s common stock.

Series B Convertible Preferred Stock

During the nine months ended September 30, 2018, 0.07 of a share of Series B was converted into 599,362 shares of the Company’s common stock.

NOTE 4 – CONVERTIBLE DEBT

September 30, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$600,000
Debt discount	(371,522)
Carrying value of convertible notes	228,478
Total short-term carrying value of Convertible Debentures	$228,478

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2018	$-
Fair value of derivative liability at issuance recorded as debt Discount	171,425
Change in fair value of derivative liability	36,109
Fair value of derivative liability, September 30, 2019	$207,534

On September 19, 2019, we completed the closing of $600,000 of secured Convertible Debentures (the “Debentures”) for gross proceeds of $540,000 after original issue discounts. As of September 18, 2019 (the “Effective Date”), we entered into two substantially identical securities purchase agreements (the “Securities Purchase Agreements”) with two purchasers (the “Purchasers”), which provided for the issuance of up to an aggregate of $1.2 million in principal amount of Debentures (the “Bridge Financing”) of which the first tranche of $600,000 has been issued. The Securities Purchase Agreements provided for the issuance of the Debentures due one year from the dates of issuance in two $600,000 tranches: the first tranche as described above, and the second tranche, at the discretion of the Purchasers and us, to occur any time after November 17, 2019. If, at any time after November 17, 2019, the Purchasers elect not to consummate the closing of the second tranche, then we may raise up to $600,000 from additional investors (including our affiliates) who will have a security interest on a pari passu basis with the Purchasers in the first tranche, so long as such investors agree not to convert the securities received until the Purchasers in the first tranche have completely converted the Debentures or been fully repaid.

In connection with the Bridge Financing, each of the Purchasers received commitment fees of $5,000 and 500,000 restricted shares (the “Commitment Shares”) of our common stock. The placement agent for the Debentures received a cash fee of 8% of the gross proceeds received at each closing and is entitled to receive warrants for 5% of the total number of securities received by the holders upon the conversion of the Debentures, or upon the conversion value of the Debentures if the Debentures are cash settled. These warrants will be exercisable at a price per share equal to 110% of the price of the securities paid by the Purchasers and will expire in five years.

The first tranche of the Debentures will mature on September 18, 2020, and may be redeemed by us prior to the maturity date as described below. All unpaid principal due and payable on the maturity date will be paid in the form of common stock. Any principal or interest that is due under each of the Debentures, which is not paid by the respective maturity date, will bear interest at the rate of 18% per annum until it is satisfied in full.

The Debentures are senior secured obligations secured pursuant to the terms of security agreements dated as of September 18, 2019 (the “Security Agreements”) by all of the Company’s assets.

Each Purchaser is entitled, at any time, to convert all or any portion of the outstanding principal amount of its Debenture(s) plus any accrued interest into restricted shares of common stock. If we consummate a public offering within 180 calendar days of the Effective Date, then the conversion price will be the lesser of (a) $0.15 or (b) 70% multiplied of the price per share of the common stock we issue in the public offering (the “QPI Discounted Price”), subject to further adjustment as provided in the Debenture as well as subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. Further, if we consummate a public offering of common stock which results in us receiving gross proceeds of at least $5 million within 180 calendar days of the Effective Date then we are obligated to repay the outstanding amounts owed under the Debentures, to the extent they are not converted and including the applicable redemption premium then in effect, within three days of consummation of such an offering.

If any portion of the Debentures are outstanding on the 181st calendar day after the Effective Date, then the conversion price shall equal the lesser of (a) $0.15, (b) the QPI Discounted Price, or (c) 70% of the lowest volume-weighted average price (as reported by Bloomberg LP) of the common stock on any trading day during the 20 trading days immediately preceding the date of conversion of the Debenture (provided, further, that if either we are not DWAC operational at the time of conversion, the common stock is traded on the OTC Pink at the time of conversion, or the conversion price is less than $0.01 per share, then 70% will automatically adjust to 60%).

The Debentures are subject to a “conversion blocker” such that the each of the Purchasers cannot convert the Debentures to the extent that the conversion would result in the Purchaser and its affiliates holding more than 4.99% of the outstanding common stock (which the Purchaser can increase to 9.99% upon at least 61 days prior written notice to us).

So long as no event of default has occurred and is continuing under the Debentures, we may at our option call for redemption all or part of the Debentures prior to the maturity date, upon not more than two calendar days written notice, for an amount equal to: (i) if the redemption date is 90 calendar days or less from the date of issuance of the Debentures, 110% of the sum of the principal amount; (ii) if the redemption date is greater than or equal to 91 calendar days from the date of issuance of the Debentures and less than or equal to 150 calendar days from the date of issuance of the Debentures, 120% of the sum of the principal amount; (iii) if the redemption date is greater than or equal to 151 calendar days from the date of issuance of the Debentures and less than or equal to 180 calendar days from the date of issuance of the Debentures, 125% of the sum of the principal amount; and (iv) if either (1) the Debentures are in default but the holder consents to the redemption notwithstanding such default or (2) the redemption date is greater than or equal to 181 calendar days from the date of issuance of the Debentures, 130% of the sum of the principal amount.

The Debentures include an adjustment provision that, subject to certain exceptions, reduces, at the Purchaser’s option, the conversion price if we issue common stock or common stock equivalents (including in variable rate transactions) at a price lower than the then-current conversion price of the Debentures. Any reverse stock split of our outstanding shares will also result in an adjustment of the conversion price of the Debentures.

The Securities Purchase Agreements contain customary representations, warranties and covenants. In addition, pursuant to the Securities Purchase Agreements, the Purchasers were granted piggy-back registration rights such that, from September 18, 2019 until the earlier of March 18, 2021 or the date the Debentures have been converted and/or repaid in the entirety, if we contemplate making an offering of our common stock or securities convertible into our common stock registered for sale under the Securities Act of 1933, as amended, or propose to file a registration statement covering any of our securities (other than a registration statement filed by us within 45 days of the signing closing date with the placement agent in the Bridge Financing acting as the underwriter), then each of the Purchasers will have the right to include all or a pro rata share of its Commitment Shares, the common stock issuable upon conversion of the Debentures (the “Conversion Shares”), and, to the extent applicable, any other shares of capital stock or other securities of ours that are issued upon exchange of Conversion Shares and/or restricted stock held by the Purchaser (collectively, the “Purchaser’s Securities”).

The conversion option, the QPI put and the put exercisable upon certain financing events are embedded derivatives that are collectively bifurcated at fair value, with subsequent changes in fair value recognized in the Statement of Operations. The fair value estimate is a Level 3 measurement as defined by ASC Topic 820, Fair Value Measurements and Disclosures, as it is based on significant inputs not observable in the market. The Company estimated the fair value of the monthly payment provision using a Monte Carlo Simulation, with 10,000 trials, with the following key inputs:

September 30, 2019
Stock price	$0.08-$0.10
Terms (years)	0.97-1.00
Volatility	153.9%-158.2%
Risk-free rate	1.75%-1.87%
Probability of QPI	50%

The Company recorded a total of $380,218 debt discount upon the closing of Convertible Debt, including the $171,425 fair value of the embedded derivative liability, $70,100 fair value of the common stock issued, $78,693 of direct transaction costs incurred, and $60,000 original issue discount. The Debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the Debentures was $8,696 for the three-month and nine-month periods ended September 30, 2019 and was included in interest expense in the accompanying Statements of Operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

For each of the three and nine months ended September 30, 2019, the Company expensed $0 relative to restricted stock units. For the three and nine months ended September 30, 2018 the Company expensed $0 and $8,625, respectively, relative to restricted stock units.

During the nine months ended September 30, 2019, the Company granted a total of 1,200,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vest in equal quarterly installments over a one-year period. On February 27, 2019, three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 320,000 shares related to the portion of the unvested restricted stock awards these directors had received. On September 18, 2019 a director resigned from the Company’s Board of Directors, effective immediately, resulting in a cancellation of 120,000 related to the portion of unvested restricted stock awards this director had received.

On March 15, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the "Agreement"). Pursuant to the Agreement, we agreed to pay in advance of services a monthly fee of $5,000 in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the 1st or preceding day of each month, if the 1st were to fall on a weekend or holiday. However, if the stock were to trade below $0.15, the calculation would be based on $0.15. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the nine months ended September 30, 2019, the Company issued 171,324 shares of restricted common stock for a total expense of $26,167 related to these services.

The Company expensed $84,434 and $168,654 in costs related to restricted stock awards for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company expensed $160,077 and $386,856, respectively, relative to restricted common stock.

On May 29, 2019, a former director completed a cashless exercise of 200,000 warrants and was issued 71,774 shares of the Company’s common stock. See Note 6 – Stock Options, Restricted Stock and Warrants.

During the nine months ended September 30, 2019, the Company issued 600,000 shares of restricted common stock for a total expense of $77,000 related to consulting services. During the nine months ended September 30, 2018, the Company issued 169,500 shares of restricted common stock for a total expense of $44,120 related to consulting services.

On September 19, 2019, in connection with the Bridge Financing, the Company issued a total of 1,000,000 restricted shares of common stock with a fair value of $70,100. See Note 4 – Convertible Debt.

During the nine months ended September 30, 2018, 37,500 restricted stock units vested in relation to a consulting services agreement and a total of $8,625 was expensed.

During the nine months ended September 30, 2018, the Company granted a total of 600,000 shares of restricted common stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock upon joining the Board of Directors. On April 25, 2018, the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company.

During the three months ended September 30, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and 150,000 shares to one attorney, that vested quarterly over a one-year period.

In 2017, the Company authorized a private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share. In January 2018 the Company’s Board of Directors increased the size of the private placement. During the nine months ended September 30, 2018, the Company raised gross proceeds of $1,154,211 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to purchases by directors and relatives of the directors of the Company.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services rendered in 2017, resulting in the issuance of 4,027,778 shares of common stock. See Note 6 – Stock Options, Restricted Stock and Warrants.  On January 30, 2018, the Company authorized a 30-day offer, beginning on February 20, 2018, to the holders of the Company’s outstanding warrants exercisable at $0.15 to exercise their warrants at $0.10 per share.  This authorization was extended until the latter of 30 days after the receipt of all Investment Letters, as defined below, in connection with the Settlement Shares, as defined below, or September 30, 2018.  For the nine months ended September 30, 2018, 20,764,860 shares of warrants were exercised and a total of 20,764,860 shares of common stock were issued for gross proceeds of $2,076,486. Included in the above amounts are gross proceeds of $1,205,458 from directors which resulted in 12,054,576 warrants converted into the issuance of 12,054,576 common stock. The offer to exercise $0.15 warrants at $0.10 per share expired on September 30, 2018 and the Company did not extend the offer.

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

In August 2018, a warrant holder, made a cashless exercise of 366,047 warrants, whereby the warrant holder disposed of 190,386 shares to the Company as part of this exercise, amounting to an issuance of 175,661 shares. See Note 6 - Stock Options, Restricted Stock and Warrants.

NOTE 6 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

During 2013, the Company adopted, and the shareholders approved, an incentive compensation plan (the “2013 Plan”) which served as the successor incentive compensation plan to a 2003 Stock Option Plan covering (i) 20,000,000 new shares of our common stock, plus (ii) the number of shares of our common stock subject to outstanding grants under the 2003 Plan as of the date of the 2013 Annual Meeting, plus (iii) the number of shares of our common stock remaining available for issuance under the 2003 Plan. Outstanding options for 7,990,000 shares of common stock have been issued under the 2013 Plan and the 2013 Plan will no longer be used for future grants.

On November 14, 2017, the Company’s Board of Directors adopted and in 2018 our shareholders ratified the 2017 Equity Incentive Plan (the “2017 Plan”) which provides for the issuance of awards covering 13,000,000 shares of common stock under the Plan. The 2017 Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the 2017 Plan at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee may adopt rules and regulations to carry out the terms of the 2017 Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

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

During the nine months ended September 30, 2019 and 2018, the Company expensed $399,828 and $270,339, respectively, with respect to options.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2019:

Risk Free Interest Rate	2.03%
Expected Volatility	433.91%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.25

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2018	18,613,529	$0.14

Granted	1,500,000	0.18

Balance September 30, 2019	20,113,529	$0.14

Exercisable at September 30, 2019	19,005,197	$0.14	3.2	$488

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the nine months ended September 30, 2019:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance December 31, 2018	2,016,666	$0.18

Granted	1,500,000	0.18

Vested	(2,408,334)	0.16

Balance September 30, 2019	1,108,332	$0.21

During the nine months ended September 30, 2019, the Company amended the Consulting Agreement it has with its Chief Operating Officer and granted him options to purchase 1,000,000 shares of common stock with an exercise price of $0.195 that vest annually in equal increments over a two-year period.  Additionally, during the nine months ended September 30, 2019, the Company amended the Chief Operating Officer’s consulting agreement to provide, among other things, for a monthly consulting fee of $14,500 for services provided and to extend the term of the consulting agreement to March 1, 2021.

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

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2019:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)

Balance, December 31, 2018	22,240,833	$0.31

Exercised	(200,000)	0.15

Expired	(78,225)	0.26

Balance, September 30, 2019	21,962,608	$0.32

Exercisable at September 30, 2019	21,962,608	$0.32	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.10 for our common stock on September 30, 2019.

In May 2019, a former director made a cashless exercise of 200,000 warrants, whereby the warrant holder disposed of 128,226 shares of common stock to the Company as part of this exercise, amounting to an issuance of 71,774 shares of common stock.

NOTE 7 – CONCENTRATIONS

Revenue

For the three and nine months ended September 30, 2019, one customer represented 90% and 93% of revenues, respectively.

Accounts Receivable

As of September 30, 2019, one customer represented 20% of accounts receivable and one customer represented 76% of accounts receivable.

NOTE 8 – SUBSEQUENT EVENTS

In October 2019, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

In November 2019, the Company issued 280,000 shares of restricted common stock in relation to consulting services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” or “us”) is a developmental stage technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. Leveraging our covert luminescent pigment, RainbowSecure®, which we began commercializing in 2018, we also developed the patent pending VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a products “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” We have not yet derived any revenue from our VeriPAS™ software system and have derived minimal revenue from the sale of our RainbowSecure® technology.

Our brand protection technologies involve the utilization of invisible and color changing inks, which are compatible with today’s printing presses. In 2017, we signed a five-year contract with the Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series digital presses. In 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In addition, the inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and toner based laser printers. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. Further, we believe that some of our patents may have non-security applications that we may attempt to commercialize in the future.

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

A track and trace system improves security by:

•	Knowing the life cycle of a product or prescription drug, from where it is manufactured, who is repackaging it, who is distributing it, when it is prescribed and when it is sold.
•	Meeting accurate regulatory and compliance requirement questions such as “What, Where, When and Who.”

•	Locating product or batches and precisely where they are distributed.
•	Enabling the option to recall a particular product or entire batches which are reported as having a product/batch failure or having not met standards.
•	Identifying if the product or drug is counterfeit, stolen, contaminated, etc.
•	Knowing about the multi-container packaging item level details.
•	Identifying same code scan clusters by GPS location to identify possible counterfeiting.

Track and trace works in the following ways:

•	Generate and print unique codes, serialization number or barcodes, on product labels and/or packaging during the printing process.
•	Codes are purchased and then a digital file is generated for a digital printing press or digital ink jet device to print the variable numbers or codes contained in the file on labels and packaging.

•	The unique codes are applied at the point of product fulfillment and scanned throughout the supply chain, including at the point of dispensing to the consumer, and ultimately by the consumer to ensure it is authentic or engage the consumer for additional data and/or marketing.
•	Capture unique serialization number and store in centralized database (distributed or non-distributed).
•	Update serialization data in electronic product code information services (“EPCIS”) centralized database.
•	Distributors, wholesalers, repackagers and retail stores have the ability to validate the visible serialization when they use a smart phone application to perform authentication reviews, monitor product life cycle and/or transactions.

Each time a transaction for serialized drugs is carried out, the transaction drug history is updated in the e-pedigree system.

Our technologies include the following products:

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series digital presses. In December 2017, we signed a contract with Micro Focus International PLC (“Micro Focus”) to use RainbowSecure® in their Global Product Authentication, Track and Trace system (software).

In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure® is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, labels, packaging, textiles, plastics and metal products which need authentication. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We have not yet derived any revenue from our VeriPAS™ software system and have derived minimal revenue from the sale of our RainbowSecure® technology.

VeriPASTM  technology combines the covert identifier of RainbowSecure® with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Based on our discussions with other serialization, track and trace software providers, we expect to add alternatives to clients beyond the Micro Focus Global Protected Authentication System (“GPAS”). This technology is currently being co-marketed with RainbowSecure® and our Smart Phone Authenticator™ product. Several clients are in the testing stage with this product. To date, we have not derived revenue from this technology.

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

VeriPASTM Smart Phone Authenticator technology is a piece of hardware with a built in lighting system and software that scans invisible RainbowSecure® codes. Product investigators attach their smart phone to this device which then reveals the hidden RainbowSecure® images on the smart phone screen which are then sent to the VeriPASTM software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended September 30, 2019 and 2018.

Revenue

Revenue for the three months ended September 30, 2019 was $56,225, a 99% increase as compared to $28,273 for the three months ended September 30, 2018. The revenue primarily related to security printing with our authentication serialization technology for a large global brand owner. For the three months ended September 30, 2019, three customers represented 99% of revenues.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $47,754, compared to $15,992 for the three months ended September 30, 2018. The resulting gross margin was 84.9% for the three months ended September 30, 2019, compared to 56.6% for the three months ended September 30, 2018. This was a result of more efficient usage of our RainbowSecure® invisible ink. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses decreased by $6,814 to $350,851 for the three months ended September 30, 2019 from $357,665 for the three months ended September 30, 2018.  The decrease primarily related to continued efficiencies within the Company offset by an increase in non-cash stock based compensation.

Legal and Accounting

Legal and accounting fees decreased by $22,920 to $41,977 for the three months ended September 30, 2019 from $64,897 for the three months ended September 30, 2018. The decrease related primarily to a decrease in legal fees.

Payroll Expenses

Payroll expenses were $167,807 for the three months ended September 30, 2019, an increase of $90,143 from $77,664 for the three months ended September 30, 2018.  The increase related primarily to non-cash stock-based compensation and the transition of the Chief Financial Officer and Chief Technology Officer from consultants to part-time employees.

Research and Development

Research and development expenses were $804 and $73,843 for the three months ended September 30, 2019 and 2018, respectively. The decline is primarily due to investments in developing our VeriPASTM Smart Phone Authenticator technology in 2018 while in the three months ended September 30, 2019, our products were nearly completely developed.

Sales and Marketing

Sales and marketing expenses were $148,416 and $9,150 for the three months ended September 30, 2019 and 2018, respectively. The increase in sales and marketing expenses related to the hiring of our VP of Global Business Development and our increased participation in trade shows.

Operating Loss

Operating loss for the three months ended September 30, 2019 was $662,101, an increase of $94,874 compared to $567,227 for the three months ended September 30, 2018. The increase primarily related to an increase in non-cash stock-based compensation and the addition of our VP of Global Business Development offset by lower research and development costs.

Net Loss

Our net loss increased by $227,072 to $706,548 for the three months ended September 30, 2019 from $479,476 for the three months ended September 30, 2018. The increase primarily related to an increase in non-cash stock-based compensation and the addition of our VP of Global Business Development offset by lower research and development costs. The resulting loss per share for the three months ended September 30, 2019 was $0.01 per diluted share, compared to $0.00 per diluted share for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following discussion analyzes our results of operations for the nine months ended September 30, 2019 and 2018.

Revenue

We generated revenue of $143,158 for the nine months ended September 30, 2019 compared to $35,072 for the nine months ended September 30, 2018. The revenue primarily related to security printing with our authentication serialization technology for a large global brand owner. For the nine months ended September 30, 2019, three customers represented 99% of revenues.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $112,835, compared to $20,791 for the nine months ended September 30, 2018. The resulting gross margin was 78.8% for the nine months ended September 30, 2019, compared to 59.3% for the nine months ended September 30, 2019. This was a result of more efficient usage of our RainbowSecure® invisible ink. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses decreased by $377,271 to $1,001,728 for the nine months ended September 30, 2019 from $1,378,999 for the nine months ended September 30, 2018. The decrease resulted primarily from a decrease in non-cash charges related to restricted stock awards and stock options of approximately $50,000 while the remaining variance was primarily due to efficiencies within the Company.

Legal and Accounting

Legal and accounting fees decreased by $189,695 to $172,676 for the nine months ended September 30, 2019 from $362,371 for the nine months ended September 30, 2018. The decrease related primarily to a decrease in legal fees and a decrease in accounting fees related to the hiring of our Chief Financial Officer.

Payroll Expenses

Payroll expenses were $374,382 for the nine months ended September 30, 2019, an increase of $104,864 from $269,518 for the nine months ended September 30, 2018. The increase related primarily to non-cash stock-based compensation and the transition of the Chief Financial Officer and Chief Technology Officer from consultants to part-time employees.

Research and Development

Research and development expenses were $7,055 and $102,272 for the nine months ended September 30, 2019 and 2018, respectively. The decline is primarily due to investments in developing our VeriPASTM Smart Phone Authenticator technology in 2018, while in the nine months ended September 30, 2019, our products were nearly completely developed.

Sales and Marketing

Sales and marketing expenses were $400,717 and $17,217 for the nine months ended September 30, 2019 and 2018, respectively. The increase in sales and marketing relates to the hiring of our VP of Global Business Development and our increased participation in trade shows.

Operating Loss

Operating loss for the nine months ended September 30, 2019 was $1,843,723, a decrease of $265,863, compared to $2,109,586 for the nine months ended September 30, 2018 primarily related to great efficiencies within the Company, decreases in Research & Development offset by the increase related to the hiring of our VP of Global business Development and increased participation in trade shows.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000 (the “Settlement Agreement”).

Net Loss

Our net loss decreased by $512,794 to $1,885,510 for the nine months ended September 30, 2019, from $2,398,304 for the nine months ended September 30, 2018. The decrease related primarily to the Settlement Agreement which occurred in the nine months ended March 31, 2018 resulting in a total expense of $779,000. The resulting loss per share for the nine months ended September 30, 2019 was $0.02 per diluted share, compared to $0.03 per diluted share for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our operations used $1,355,119 of cash during the nine months ended September 30, 2019 compared to $1,987,465 during the comparable period in 2018, primarily due to a $500,000 payment made related to the Settlement Agreement during the nine months ended September 30, 2018.

Cash used in investing activities was $108,378 during the nine months ended September 30, 2019 compared to $46,913 during the nine months ended September 30, 2018, which was attributed primarily to software costs related to our products during the nine months ended September 30, 2019.

Cash provided by financing activities during the nine months ended September 30, 2019, was $461,307 compared to $3,465,649 during the nine months ended September 30, 2018.  During the nine months ended September 30, 2019 we issued convertible debt to two investors. During the nine months ended September 30, 2018, we sold common stock for gross proceeds of $1,154,211.  Additionally, we raised $2,311,438 from the exercise of warrants during the nine months ended September 30, 2018.

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offerings of our securities.  However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. On September 19, 2019, we sold $600,000 of Debentures for gross proceeds of $540,000 after original issue discounts. As of September 18, 2019, we entered into the Securities Purchase Agreements with the purchasers, which provided for the issuance of up to an aggregate of $1.2 million in principal amount of Debentures in two $600,000 tranches: the first tranche as described above, and the second tranche, at the discretion of the purchasers and us, to occur any time after November 17, 2019. If, at any time after November 17, 2019, the purchasers elect not to consummate the closing of the second tranche, then we may raise up to $540,000 from additional investors (including our affiliates) who will have a security interest on a pari passu basis with the purchasers  in the first tranche, so long as such investors agree not to convert the securities received until the purchasers  in the first tranche have completely converted the Debentures or been fully repaid. As of November 9, 2019, we had cash resources of approximately $470,000, which we anticipate will fund our operations through January 2020. Our existing cash resources are not sufficient to sustain our operations during the next 12 months even if we raise an additional $540,000 in gross proceeds from the sale of the Convertible Debentures. We recently filed a Registration Statement with the Securities and Exchange Commission and, if our stock price rebounds from the current $0.0948 stock price, we anticipate conducting a public offering of our securities during the first quarter of 2020 because the public offering is contingent on our ability to meet Nasdaq’s listing requirements including market capitalization. We have been advised that a former affiliate and associates had sold, and may be planning to sell, substantial blocks of our stock which may have contributed to our current low stock price and may continue to affect it.  We can provide no assurance that our stock price will rebound which will adversely affect our ability to conduct the public offering.  We also may raise capital in other private offerings of our securities during the remainder of 2019 or first quarter of 2020.  We cannot assure you that we will be successful in completing the public offering or other private offerings of our securities to raise the additional capital we need.  The purchasers of our Convertible Debentures have a security interest that may make it harder to raise the needed capital through a private placement of our securities. If we are unable to raise the necessary capital, we will not be able to operate our business.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future success of our products and our liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, among other things, statements about:

•	our ability to continue as a going concern and our history of losses;
•	our ability to obtain additional financing, including through a possible public offering of our common stock;
•	our business model and lack of significant revenues;
•	our ability to generate future growth;
•	our ability to prosecute, maintain or enforce our intellectual property rights;
•	potential disputes or other developments relating to proprietary rights and claims of infringement;
•	our estimates regarding expenses, future revenues and capital requirements;
•	the implementation of our business model and strategic plans for our business and technology;
•	the successful development of our sales and marketing capabilities;
•	the potential markets for our products and our ability to serve those markets;
•	the rate and degree of market acceptance of our products and any future products;
•	our ability to retain key management personnel;

•	regulatory developments and our compliance with applicable laws; and
•	our liquidity.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include our ability to raise capital, including through the issuance of our securities, close sales leads, begin meaningful marketing of our products, begin generating material revenue from our products and business relationships, our ability to close the second tranche of the Bridge Financing, defined below, and factors which affect the capital markets in general and microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including our preliminary prospectus filed on October 10, 2019. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligations are satisfied.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and non-employees based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the notes to the financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended September 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30 2019, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 19, 2019, in connection with the initial tranche of the Bridge Financing, the Company issued the Debentures in an aggregate principal amount of $600,000 to the Purchasers, for aggregate gross proceeds of $540,000 after original issue discounts. The Purchasers also each received a commitment fee of 500,000 shares of restricted common stock. The securities issued in the initial tranche of the Bridge Financing were issued in reliance upon exemptions from registration requirements pursuant to Rule 506 under Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(a)(2) of the Securities Act, and the rules promulgated thereunder, and pursuant to applicable state securities laws and regulations, relative to transactions by an issuer not involving a public offering.

In August 2019, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

In September 2019, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. The recipient of the securities acquired the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Appropriate legends were affixed to the instruments representing such securities issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.1(b)	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
3.1(c)	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
3.1(d)	Certificate of Withdrawal of Certificate of Designation for Series C and D Convertible Preferred Stock	10-Q	May 15, 2018	4.5
3.2	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Debenture dated September 18, 2019 with Peak One Opportunity Fund, LP	8-K	September 23, 2019	4.1
4.2	Debenture dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	4.2
10.1	Securities Purchase Agreement dated September 18, 2019 with Peak One Opportunity Fund L.P.	8-K	September 23, 2019	10.1
10.2	Securities Purchase Agreement dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	10.2
10.3	Security Agreement dated September 18, 2019 with Peak One Opportunity Fund L.P.	8-K	September 23, 2019	10.3
10.4	Security Agreement dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	10.4
10.5	Amendment to the 2017 Equity Incentive Plan	8-K	April 29, 2019	10.1
10.6	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +	10-K	April 16, 2018	10.30
10.7	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +	10-K	April 16, 2018	10.31
10.8	Second Amendment to Consulting Agreement with Keith Goldstein dated April 9, 2019 *	10-Q	August 14, 2019	10.5
10.9	Amendment to Employment Agreement with Patrick White dated August 13, 2019*	S-1	October 10, 2019	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
99.1	Irrevocable Proxy - Laurence Blickman				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 14, 2019	By: /s/ Patrick White

Patrick White

Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By: /s/ Margaret Gezerlis

Margaret Gezerlis

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

