Form 10-K
period 2019-12-31
VerifyMe, Inc.
filed 2020-03-09
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 000-31927

VERIFYME, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 S. Clinton Avenue, Suite 510, Rochester, NY	14604
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 736-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $9,713,160 as of June 28, 2019. Shares of common stock held by executive officers and directors and by certain persons who are known to the registrant to own 5% or more of the outstanding common stock of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 112,570,264 shares of common stock outstanding as of the close of business on March 6, 2020.

VERIFYME, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2019

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” or “us”) is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. The Company was formed in Nevada on November 10, 1999. Leveraging our covert luminescent pigment, RainbowSecure®, which we began commercializing in 2018, we also developed the patented VeriPAS™ software system in 2018 which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the Internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products’ “life cycle.” We have derived minimal revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

We believe the brand protection technologies we own, once fully developed, can be used to enable businesses to reconstruct their overall approaches to security—from brand protection, product diversion and counterfeit identification to employee or customer monitoring. The Company is currently testing a pre-printed labeling system containing VeriPAS™ for third party on-line retailers to affix to their products that allows the third party retailer to engage with their customer through marketing and data gathering. In addition these pre-printed labels containing VeriPAS™ labels will allow the receiving customer to authenticate the product with their personal smartphone. The Company is also developing a thread made of fabric containing covert RainbowSecure® Ink that will be sewn into clothing and apparel for authentication. A VeriPAS™ readable code for apparel labels is also being developed with a third party apparel manufacturer. Potential applications of our technologies are available in different types of products and industries—e.g., banking, gaming, apparel, tobacco, cosmetics, food, beverages, plastics, metal, event and transportation tickets, manufactured goods, tax stamps, fabrics, parts, driver’s licenses, insurance cards, passports, computer software, on-line retail and credit cards. We have had revenue generating sales through re-seller agreements of our technology and through direct sales of our technology to global brand owners, and label and packaging printers.

Our brand protection technologies involve the utilization of invisible and/or color changing inks, which are compatible and printed with modern digital and standard printing presses. The inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner based laser printers. The inks can be used to print both static and variable images utilizing digital printing presses and third party digital inkjet systems which are attached to traditional printing presses. Our invisible ink can be used in fixed images, variable images or serialized codes, bar codes or QR codes. We have developed a product which attaches to a smart-phone that reads our invisible ink codes into sophisticated cloud based track and trace software. We also have a product that informs users that our invisible ink is present for authentication. Based upon our experience, we believe that the ink technologies may be incorporated into most existing manufacturing processes.

Until 2018, we were primarily engaged in the research and development of our technologies. In order to penetrate the security printing market, we modernized our invisible ink technology, called RainbowSecure®. We created the ability to utilize RainbowSecure® as an invisible code that contained data that could be read into sophisticated software that resides in the cloud. To accomplish this task, we created our VeriPAS™ Smartphone Authenticator, a device that attaches to a smartphone. After several prototypes, this device was successfully tested in 2018 and is now being manufactured. The first units have been leased to one customer in Taiwan starting in June 2019 and one customer in the United States starting in September 2019 and are ready for leasing to brand owners, inspectors and print service providers around the world. See “Business Update: at page 2 for additional information.

In conjunction with our smartphone reading device, we finalized our VeriPASTM cloud-based software which gives brand owners the ability to monitor, control, track, engage with the customer, gather data from the end user and protect their products complete life cycle. This software resides in the cloud and can be accessed over the Internet. The software generates serialization codes available for purchase by brand owners. These codes are then printed on labels and packaging in both visible codes for consumers to engage and invisible codes known as RainbowSecure® which trained brand inspectors review with our reading device.

Business Update

In 2019, we focused our efforts primarily on the completion of our products and began the introduction of our products into the market and forging relationships that could help generate revenue in future periods.

Beginning on October 15, 2019, we entered into a consulting agreement with G Prime LLC for services involving the development of relationships with brand owners and others in the food, pharmaceutical, medical device, household good and industrial products packaging industry. This agreement continues until either party terminates at any time upon 30 days prior written notice to the other or as otherwise mutually agreed.

On October 1, 2019, we entered into a representative agreement with J.A.G. Associates, Ltd. to represent us in the sale of our products in the U.S. and globally. This two-year agreement can be terminated by either party upon 60 days prior written notice.

Effective as of May 30, 2019, we entered into a leasing agreement and purchase agreement with a Forbes Top 50 Private Company that sells nutrition, personal care, beauty and home care products around the globe. This is our first direct contract with a brand owner who prints some of its own packaging and labels using HP Indigo printing presses. They lease our equipment and software including VeriPAS™ technology products in conjunction with HP Indigo printing presses, our strategic partner. This one year leasing agreement can be terminated by either party upon 90 days’ prior notice. This client began printing labels that include our technology in the fourth quarter of 2019. In addition, the client leased six units of the Company’s VeriPAS™ Smartphone Authenticator to outfit their global brand inspectors’ team.

On May 28, 2019, pursuant to a memorandum of understanding, we began a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. Pursuant to the memorandum of understanding, either party may terminate the strategic partnership at any time after September 1, 2019. Testing of the inkjet inks commenced in the third quarter of 2019and is still on-going.

On May 3, 2019, we entered into a one year leasing contract with Identity Management Systems Co., Ltd., for the lease of one of our new VeriPAS™ Smartphone Authenticators which includes the VeriPAS™ technology. This lease is expected to allow us to introduce and sell our products and services to the East Asia markets. The contract can be terminated by either party with 90 days’ prior notice.

On April 24, 2019, we entered into a license agreement with Niagara, a western New York label manufacturer with 33 years’ experience. The license allows Niagara to offer our brand protection technology solutions to brand owners throughout the United States through the leasing of our VeriPAS™ Smartphone Authenticators. These VeriPAS™ Smartphone Authenticator read the invisible RainbowSecure® codes into the cloud and are recorded in our serialization, track and trace software platform, VeriPAS™. This license has a one year term that automatically renews for successive one year terms unless 90 days’ prior notice of non-renewal is given by either party. The agreement can also be terminated by either party with 90 days’ prior notice.

On April 11, 2019, we entered into a one-year reseller agreement with Arca, a leading label and packaging company based in Milan, Italy. Pursuant to the agreement, we offer our brand protection technology solutions to brand owners throughout Europe through the leasing of our patented VeriPAS™ Smartphone Authenticators which read the invisible codes into the cloud and are recorded in the Company’s VeriPAS™ platform. Our devices are expected to be leased to brand owners by Arca in exchange for recurring revenue. The agreement can be terminated by either party with 90 days’ prior notice.

Anti-Counterfeit Technologies and Products

Recent developments in copying and printing technologies have made it easier to counterfeit a wide variety of documents and products. Counterfeiting can be divided into the following two types:

•	“Traditional Counterfeiting” which includes mainly paper type documents and instruments such as bank checks, birth certificates, credentials, identification documents, stock certificates, currency, lottery tickets, credit cards, driver’s licenses, event and transportation tickets, coupons, and travelers’ checks. Most of the Traditional Counterfeiting targets are mainly paper type instruments which can be traditionally copied, scanned, color copied, hand drawn, etc., by both professionals and consumers alike; and

•	“Modern Counterfeiting” which consists of the actual counterfeiting of major brand owners’ products such as expensive luxury items like jewelry, purses, military items (sabotage), drug manufacturing, golf clubs, consumables like tobacco, alcohol, food and beverages. Not only is the packaging and labeling counterfeited, the actual products are counterfeited as well. There are even reports of whole companies being counterfeited.

Although Traditional Counterfeiting targets are extremely important and cause mainly financial harm, Modern Counterfeiting targets on the other hand are much more sophisticated.  Organized crime, consumers, small and large businesses, and even governments may partake in Modern Counterfeiting.

Not only are consumers at risk, but brand owners are also at risk.  Normally brand owners are financially impacted when someone is selling or diverting their products.  The financial impact seems to be the lesser of the risk factors.  We believe the additional, more impactful risk, facing brand owners and drug manufacturers is the liability issue.  A brand owner may be called to a court room to prove that a product is authentic or counterfeit to avoid major liability exposure in the form of judgements and fines, as well as the extremely severe negative marketing exposure for such issues.

Brand owners do not want their products published under the name of a product that injured or harmed a consumer.  Our covert RainbowSecure® technology can be utilized by brand owners to authenticate products, labels and packaging in those circumstances.  We believe that losses and liability from such counterfeiting is increasing substantially with improvements in counterfeiting technology as well as the proliferation of highly skilled and well-funded counterfeiters.  It is therefore imperative that all brand owners, beverages, food and drug manufacturers utilize the best counterfeit prevention technologies available for their products.

We believe that our brand protection security anti-counterfeit technologies may be useful to businesses desiring to authenticate a wide variety of materials and products. The best solution for brand owners and manufacturers is to layer as many technologies as they can to protect their products.

Brand Protection Printing Technology

Our brand protection technologies include (i) a technology utilizing invisible ink taggant that can be revealed by use of a special calibrated laser light for authentication purposes, (ii) an ink technology, which allows invisible codes to be printed, and (iii) a color changing technology that is activated by certain types of lights. Based on our knowledge and test results, we believe none of these technologies can be copied or scanned by counterfeiters.  We believe the useful life of our technologies on a label or package is at least 20 years.  Our technologies can be printed on labels and packaging and can also be applied to metals, plastics and textiles. Other possible variations of our laser-based technology involve multiple color responses from a common laser, visible marks of one color that turn another color with a second laser, or visible and invisible marks that turn into a multicolored image. These technologies provide users with the ability to authenticate products and detect counterfeit documents. Applications include the authentication of documents having intrinsic value, such as currency, checks, travelers’ checks, gift certificates and event tickets, and the authentication of product labeling and packaging. When applied to product labeling and packaging, our technologies can be used to detect counterfeit products with labels and/or in packaging that do not contain the authenticating marks invisibly printed on the packaging or labels of legitimate products, as well as to combat product diversion (i.e., the sale of legitimate products through unauthorized distribution channels or in unauthorized markets). We believe that our technologies also could be used in a manner that permits manufacturers and distributors to track the movement or pinpoint geographically where counterfeiting of products is occurring. We can track and trace from production to ultimate consumption when coupled with our VeriPAS™ proprietary software.

In 2017, we signed a five-year contract with the Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series digital presses. The 6000 series digital qualified presses are mainly used to print both static and variable high-quality images such as personalized labels and packaging for brand owners. We have also successfully run pilot production on the HP Indigo 7800 series press used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed the Company that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our RainbowSecure® invisible ink technology. HP Indigo is showcasing these samples at various global government and print service providers trade shows.

This solution is marketed as RainbowSecure® powered by HP Indigo and sold globally by us to HP Indigo customers. The solution includes an HP Indigo security ElectroInk as well as our readers and authentication tools that can be used in conjunction with the security ElectroInk. Both companies provide support to HP Indigo customers that use the RainbowSecure® solution on HP Indigo’s digital printing presses.

The HP security ElectroInk containing RainbowSecure® is in an ink canister that is mounted into the digital HP Indigo printing press along with the other traditional ink stations.  Since the HP Indigo is a digital press, the RainbowSecure® technology prints covert serialization numbers, codes or images either fixed or variable mainly on labels and packaging which are revealed when using our hand-held authentication devices.

In addition, in 2019, HP Indigo significantly increased their own marketing of our RainbowSecure® invisible ink technology. HP Indigo had VerifyMe, Inc. join them in their trade show booth in the Global LabelExpo trade show held in Brussels, Belgium in September 2019. HP Indigo has trained their world-wide sales force on VerifyMe’s technology to show to both print service providers and brand owners. HP Indigo has also installed the Company’s technology offerings in their HP Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, Georgia where customers can perform tests and get hands on experience with the Company’s technologies. We also believe business will be generated from both internal sales efforts as well as from our strategic partner S-One Labels and Packaging LLC, a division of S-One LP (“S-One”) which has agreed to provide us with global sales, distribution, and promotion support for our products and employs representatives on an as needs basis to promote our products. Under the terms of our agreement with S-One, S-One will act as a sales and marketing contractor for our printed products and services on a global basis and will assist us in fulfilling our obligations under our signed current and future reseller agreements with global and domestic print providers and brand owners.

As an add-on track and trace feature of our RainbowSecure® covert imaging, we have contracted with Micro Focus International PLC (“Micro Focus”), a global software developer to utilize their visible QR code system, GPAS, which is printed on labels and packaging along with our covert RainbowSecure® to store our hidden covert serial number in the cloud for product diversion investigators to authenticate with a proprietary app on a mobile device.  The Micro Focus GPAS allows customers to use their smartphone to scan a product’s QR code or send the code via a text message. Immediate results help verify whether the product is real or counterfeit. This helps save customers from potential physical harm and businesses from facing lawsuits, loss of revenue and brand erosion.  In addition to the anti-counterfeiting image, the Micro Focus Track and Trace software has a “big data” gathering system with real-time analytics which geographically locate and identify counterfeiting activity by using an easily configured rules engine. Our covert or invisible RainbowSecure® system works as an extra layer of protection for the GPAS system.  When a professional product investigator scans the Micro Focus visible QR code with a special app on a smartphone it brings him or her to our secure cloud application to see what the hidden serialization number printed by the HP Indigo is for that particular label or package.  The product investigator then uses the RainbowSecure® reading device to compare the hidden serialization number against the cloud number to prove authenticity.

Under the contract with Micro Focus, VerifyMe has a re-seller agreement where we sell the combined Micro Focus GPAS system with our RainbowSecure® identifier under our own trademarked name, VeriPASTM. The first pre-printed “VerifyMe As Authentic” labels were printed containing VeriPAS™ in the fourth quarter of 2019. These labels were tested with a third party Amazon retailer. No revenue has been received yet.

We also have a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. Testing of the inkjet inks commenced in the third quarter of 2019 and is on-going.

In addition, effective as of May 30, 2019, we entered into an equipment and software leasing contract with a Forbes Top 40 Private Company that sells nutrition, personal care, beauty and home care products around the globe. See “Business Update” above for further information about this agreement.

We believe that our brand protection security technologies, coupled with our contract with HP Indigo, can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products and alleviate the brand owner’s liability from counterfeit products which physically harm consumers. Our covert technologies give brand owners the ability to control, monitor and protect their products life cycle. Also, our technologies allow brand owners to prove whether the product causing an issue is authentic or counterfeit.

In addition to packaging and labels, our brand protection security printing technologies can be applied to authenticate important credentials such as driver’s licenses, plastics, metal, apparel, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards.

Brand Protection and Physical Goods Anti-Counterfeit Industry

We believe one of the most important areas for our technology is authentication, which is the act of confirming that objects such as currency, passports, casino chips, credit cards, stock certificates, pharmaceuticals, stamps, identification cards, lottery tickets, and so forth, are real and not forgeries. With the advent of new technologies, including the color copier and other printing technologies and templates and the availability of the Internet, counterfeiters have had access to technologies which make it easier to produce counterfeit items. Counterfeiters are often located in foreign nations where counterfeiting is subject to little or no viable threat of prosecution.

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

We believe major shifts are occurring in how counterfeit products get in the hands of consumers. Many consumers are purchasing counterfeit products online. In addition, biometric technology is becoming increasingly popular which can tie individuals to their documents and transactions. We have multi-factor technology using biometrics in our digital verification technology. Our entry into the biometrics technology business is further described below under “Digital Authentication Technologies and Products.”

Counterfeiting is a continuously evolving economic crime. It presents companies, governments and individuals with a unique set of problems and has become a sophisticated network of counterfeiting. Counterfeiting devalues corporate reputations, hinders investment, and imposes costs upon many people every year. We believe counterfeiting is a serious threat to the global and U.S. economies and a threat to national security. The significance of this problem was recently recognized by the U.S. Department of Homeland Security which issued a Report to the U.S. President on January 24, 2020 entitled “Combating Trafficking in Counterfeit and Pirated Goods.” https://www.dhs.gov/sites/default/files/publications/20_0124_plcy_counterfeit-pirated-goods-report_01.pdf. Additionally, on February 7, 2020, Peter Navarro, director of the U.S. Office of Trade and Manufacturing, recently referred to the counterfeiting problem as it pertains to Chinese exports as an “epidemic” which the U.S. government is committed to stopping in 2020.

The anti-counterfeiting industry is segmented into four general categories: (i) Optical technologies – use of light, i.e. holograms; (ii) Electronic – magnetic strips and smart cards; (iii) Biotechnologies – uses characteristics of biological proteins such as antibodies, enzymes and DNA; and (iv) Chemical technologies - includes photochromic (or light-reactive) and thermochromic (or heat-reactive) inks.

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

Based on technology, the label and packaging market, including the anti-counterfeit packaging industry, has been segmented as follows:

•	Coding & printing technology (Track and Trace)
•	Radio Frequency Identification (“RFID”)
•	Hologram
•	Security labels
•	Packaging design
•	Others (digital mass sterilization, digital mass encryption, and surveillance technologies)

We operate in the coding and printing technology, security labels segments in the anti-counterfeit packaging industry.

The Opportunity

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

As counterfeiting continues to increase and losses to manufacturers and others continue to escalate, we believe that those entities will seek better technologies to minimize their exposure. These technologies, however, must also be cost-effective, easy to integrate, and highly resistant to counterfeiting themselves. The Organization for Economic Cooperation and Development, or OECD, in its March 2019 press release, estimated that global trade related counterfeiting accounts for 3.3% of world trade or approximately $509 billion.

We offer products in two related market segments. We offer security ink taggants in the anti-counterfeiting/authentication industry and a software product called VeriPASTM in the identifier/track and trace industry. We believe our brand protection products have applications in the following areas:

•	Printing and Packaging – Counterfeiting in packaging has greatly intensified in recent years, causing concerns for consumers and financial concern for businesses worldwide. Billions of dollars per year are at stake for companies as they seek to ensure that the products sold with their logos and brands are authorized and authentic. The proliferation of counterfeiting requires brand owners and their converter/printer partners to work together to create a multi-layered protection plan so that their packaging and labels protect their brands and deter those trying to profit at their (and their reputation’s) expense.

•	Identification Cards and Secure Documents – Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. Our overt and covert ink pigment platform can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our pigment solution can be used for many types of identification and official documents, such as:

o	Passports;
o	Permanent resident, or “green” cards and visas;
o	Driver’s licenses;
o	Social Security cards;
o	Military identification cards;
o	National transportation cards;
o	Security cards for access to sensitive physical locations; and

o	other important identity cards, official documents and security-related cards.

In connection with the development of our VeriPAS™ Smartphone Authenticator, we are currently seeking to expand our business in this market but have not yet generated sales in this area.

•	Pharmaceuticals – The pharmaceutical industry faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to producers and distributors. We believe counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.

Based on this threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals. These systems are often referred to as serialization, or in the United States as e-Pedigree (electronic pedigree).

e-Pedigree and the Federal Drug Administration (“FDA”) mandated serialization requirements were implemented in November 2018 and are now required in all aspects of the pharmaceutical supply chain, from the manufacturer to the packager, wholesaler, distributor and final dispensing entity. The e-Pedigree provides an “audit trail,” or documented evidence, to help identify and catch counterfeiting and diversion. Serialization requires manufacturers, or third-party packagers in some virtual supply chains, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” Our unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market.

We expect all pharmaceutical companies will eventually comply with the legislation at some point in the future. Our RainbowSecure® technology as well as our VeriPAS™ track and trace system can address the need for product identifiers. We plan on selling directly to the pharmaceutical industry and their printers. We also expect to engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry.

We have entered into a strategic partnership to assist us with marketing our products to the pharmaceutical industry.

•	Consumer Products – Counterfeit items are a significant and growing problem with all kinds of consumer-packaged goods, especially in the luxury retail and apparel industries. Our unique ink pigments can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen. We currently have a contract to assist with securing certain cosmetic products.

•	Food and Beverage – Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. There have been numerous reports of counterfeit foods, including long-grain rice labelled and sold as basmati rice, Spanish olive oil bottled and sold as Italian olive oil, and mixtures of industrial solvents and alcohol sold as vodka. Although many of these stories have emerged from the U.K. and Europe, the fake-food problem is also relevant in the United States.

We believe the fake-food problem is often due to product laundering, dilution and intentionally false labeling. We believe our pigments and authentication tools can help in the battle against counterfeit foods and beverages. We are currently marketing our products in this market.

Our Solutions

In the areas of authentication and serialization of physical goods, we offer clients the following products as anti-counterfeit systems:

•	RainbowSecure®
•	VeriPASTM Global Product Identifier, Track and Trace System
•	SecureLight®
•	SecureLight+®

•	VeriPAS™ Smartphone Authenticator

•	VerifyMe Beeper
•	VerifyMe As Authentic Labels

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently we have successfully run pilot production on the 7800 press which runs on HP Indigo’s newer series 4 platform, and will open up sheet-feed products like folded cartons and plastic cards. In December 2017, we signed a contract with Micro Focus to use RainbowSecure® in their Global Product Authentication, Track and Trace system (software). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure® is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We have derived minimal revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

VeriPAS™ technology combines the covert identifier of RainbowSecure® with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Based on our discussions with other serialization, track and trace software providers we expect to add alternatives to clients beyond the Micro Focus GPAS system. This technology is currently being co-marketed with RainbowSecure® and our VeriPAS™ Smartphone Authenticator product. Several clients are in the testing stage with this product. To date, we have not derived revenue from this technology.

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

VeriPAS™ Smartphone Authenticator technology is a piece of hardware with a built-in lighting system and software that scans invisible RainbowSecure® codes. Product investigators attach their smartphone to this device which then reveals the hidden RainbowSecure® images on the smartphone screen which are then sent to the VeriPASTM software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length.

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. Authentication is provided in the form of an LED indicator, a camera device which reveals the hidden serialization numbers and codes on a viewing screen and an audible beeping device when placed on a label, product or package containing the RainbowSecure® technology. The handheld beeping device is tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink technology. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers.

VerifyMe® as Authentic™ technology is a dual-purpose pre-printed label with a visible serialized QR code for consumer scanning purposes, and an invisible serialized IR code for inspector scanning, authentication, and tracking purposes.  This label was developed to provide covert brand protection for on-line retailers, while enabling consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology is being commercialized to prospective customers.

Our Raw Material Suppliers

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

Digital Authentication Technologies and Products

We believe accurate identification of human beings in electronic transactions, also known as Digital Identity Management, will continue to be a large and rapidly growing market. In today’s world the need for verification of the unique identity of human beings participating in those transactions has become more important. In general, every electronic transaction has a least two actors – a subject and a relying party. The relying party has a business need to eliminate or reduce risk associated with the identification of the subject.

Electronic financial theft and electronic theft of private information often make headlines. We believe the majority of this harm can be traced to weak authentication systems, such as username/password, yet these weak systems continue to be used in most of the world’s transactional systems. Cybersecurity is a growing threat requiring continuously evolving forms of electronic security.

Historically, stronger authentication solutions, such as biometric, two-factor and multi-factor solutions have been difficult to use and expensive to deploy and operate. The proliferation of smartphones and tablets provide an infrastructure for disruptive solutions that leverage the mobile nature of these devices and the multi-sensor computing capabilities.

VeriPAS™ Smartphone Authenticator is a digital identity management software platform that provides extensible authentication mechanisms that can be dynamically invoked to achieve a specified degree of identity assurance. The VeriPAS™ Smartphone Authenticator platform incorporates a risk engine that associates individual risk parameters and scores with every unique authentication mechanism. The risk engine then generates aggregate risk scores based on the specific combination of individual authentication mechanisms used to confirm the identity of the human being.

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

Verification is the front door of all access and transactions. The most fundamental action is to identify “who the person is and how you identify yourself.” We believe our VerifyMe digital authentication is the building block that answers that question. Our verification technology ensures that users are who they say they are.  Our technology becomes their virtual credentials which are protected from fraud and theft.  There are hundreds of millions of identities stolen annually. It is absolutely crucial to know which users have the right to access particular information or transactions, and whether or not unauthorized users have been prevented from accessing those same critically important items.

In today’s world we have global workforces, customers, systems and data. Unfortunately, we have the same global sophisticated cybercrime. Therefore, vetting users and access also means asking important questions about authentication, such as which authentication method is most appropriate given a resource, channel or specific risk factor.

We believe that our digital verification technology meets user expectations for ease of use, privacy and overall experiences especially in financial and healthcare enterprises. For connected organizations, the authentication process is like the front door. To users, it is important not only to smoothly reach the systems or data they need, but to know that their own account access and data is secured. Authentication is crucial, but it needs to be frictionless to avoid frustrating users whether they are customers, partners, or employees.

Passwords are no longer enough. It has been proven time and time again that even strong credentials can be stolen, cracked or coaxed from end users. Given today’s threat landscape, good security requires strong authentication practices, one of which is multi-factor authentication (“MFA”). Our MFA system requires no passwords at all.

By using multiple independent factors VerifyMe’s verification system significantly increases the effort that cybercriminals must exert to break in and access the protected transaction or data.  Also attempts that fail for lack of additional factors raise immediate red flags to end users and their financial or data system administrators.

Additionally, our MFA does not use tokens or complicated, tiered passwords. Passwords are replaced by our MFA technology. Passwords are lost, stolen, forgotten, constantly changed, etc. Our MFA removes the need for passwords. The person’s biometrics combined with other non-password factors become their password.

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

We believe that by using a host of factors, our proprietary scoring system gives a 99% assurance that the person behind the transaction is the person they say they are.

The digital technologies we own will enable businesses and consumers to reconstruct their overall approaches to security—from identity and authentication to the management of legacy passwords and PINs. We empower our customers to take advantage of the full capabilities of smart mobile devices and provide solutions that are both simple to use and deliver the highest level of security of five or more factors and a patented scoring system.

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

Strong Digital Authentication Market

A strong authentication market has emerged, initially led by two-factor authentication solutions. Two-factor authentication solutions combine a password with a second factor, which typically involves proving possession of some object through a one-time password token that generates rotating secret codes, a telephone call via a callback or a SMS message, or an email address via emailing a secret code. We believe three-, four- and five-step methods are expensive and typically used by banks and high-level government operations. We believe biometric technology will play a larger role.

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

The best password managers sync to the cloud across all dominant platforms and require MFA. There are currently no password managers that utilize more than two-factor authentication and none that incorporate additional biometric mechanisms.

The Opportunity

Biometric Systems Market

According to researchandmarkets.com the biometric systems market is expected to reach $65.3 billion by 2024 from $33 billion in 2019 growing at a CAGR of 14.6%. We believe the biometric system market is expected to grow at a modest rate due to cohesive support by governments worldwide and regulations favorable to growth of the biometrics market. The main reason for the adoption of this technology is security. In today’s era, theft and breach of security is easily possible, which we believe supports the growth of demand in this market. Simultaneously, we believe, a growth in cyber-attacks and crimes are pushing the demand for biometric security.

By verticals, the biometric system market is segmented as Banking, Financial Services, Insurance (“BFSI”), consumer electronics, automotive, government and others. Due to economic growth across the globe, we believe demands for automotive vehicles is increasing, along with increasing vehicle thefts, thus the growing automotive production is anticipated to push the demand for biometric systems for vehicle security. In the BSFI sector we believe the biometric market is trending toward growth due to increased thefts and cybercrimes. We expect the consumer electronics market will dominate this market as manufacturers are investing heavily to make their devices more secure.

By geography, the market is segmented as the Americas, Europe, Middle East and Africa and Asia Pacific. In the Americas, this market is expected to grow due to security and scrutiny of employees. The Asia Pacific region is adopting the new technologies of biometrics for more security and efficiency. In North America, the implementation of various governmental initiatives has supported growth in the biometric system market. Major industry players according to researchandmarkets.com are NEC Corporation (Japan), Aware (US), Cross Match Technologies (US); Thales Group (France), Safran (France), ASSA ABLOY AB (Sweden), and Fujitsu Ltd. (Japan).

As identity theft and data breaches continue to increase and losses to service providers and individuals continue to escalate, we believe both enterprises and consumers will seek better solutions to protect their interests. These solutions must be cost effective, easy to integrate, and simple to use.

Any transaction or action which requires authentication of an individual is a potential opportunity for a strong multi-factor solution such as VeriPAS™ Smartphone Authenticator. We believe this is a large market opportunity, within which we are focused on five specific segments:

•	Subscription services market, where revenue is commonly lost due to multiple individuals sharing user credentials to access information and services;
•	Online gaming market, where financial transactions are performed and geo-location is very important to maintaining compliance with state/country regulations;
•	Financial services market, where there is a large financial risk to identity theft and fraud, including banking, purchases, mobile payments, and digital wallets;
•	Access control market, where the identity of individuals is key to allow access to buildings as well as digital access to data;
•	Social Media Market to identify people versus robots or imposters.

Our Solution

VerifyMe MFA delivers an electronic authentication solution for identifying individual human beings. When subject attempts to access an Internet resource and asserts an identity, VeriPAS™ Smartphone Authenticator attempts to authenticate the asserted identity. It does this utilizing multiple strong authentication mechanisms, involving at least three independent factors.

MFA is based around mobile apps that incorporate a password manager and single sign on capability. In addition to facilitating strong authentication during the logon process to the enterprise resource or service, VeriPAS™ Smartphone Authenticator also lets the user conveniently integrate and protect all of their legacy username and passwords. VeriPAS™ Smartphone Authenticator has several advantages, including, among other things:

•	Fast and Easy to Use – VeriPAS™ Smartphone Authenticator replaces passwords and PINs with a quick, intuitive and user-friendly interface. Our customers can authenticate end users in multiple ways (multi-factor) in the same timeframe as a conventional password login. The service is platform agnostic (available for IOS, Android, Mac and PC), and scalable for use on wearable personal devices.

•	Support for Any Authentication Method – VeriPAS™ Smartphone Authenticator has the ability to authenticate individuals using facial recognition, fingerprint, voice scanning, retina scanning, swipe pattern recognition, location detection and approved IP detection. We believe that the VeriPAS™ Smartphone Authenticator can provide the highest levels of confidence, security and account protection to a businesses’ customers, all within seconds. VeriPAS™ Smartphone Authenticator is not limited to specific authentication factors. Our platform can support any available authentication mechanism, including those that require policy-driven mechanisms. We are continuing to add new authentication mechanisms, including mechanisms suitable for wearable devices and new biometrics.

•	Multi-Factor Confidence Scores – Depending on the desired level of confidence, different online and mobile application accounts can require varying quality scores. As the desired level of security increases, so does the required quality score to complete a sign-in transaction. As the quality score increases, additional authentication factors are added to the sign-in process.

•	Secure Platform, Easy to Integrate – VeriPAS™ Smartphone Authenticator can be delivered either as managed service from our secure cloud or as licensed software which can be operated with existing infrastructure. VeriPAS™ Smartphone Authenticator also features the following benefits:

o	Available to be white-labeled and integrated into existing digital platforms;
o	Non-Stop, audited, monitored, private cloud service;
o	Three independent, fault tolerant, redundant data centers;
o	Global load balancing and traffic management;
o	High level commercial API’s can be integrated in hours; and
o	Complete audit information, including fresh biometrics.

o	MFA utilizes a number of factors including, without limitation, the following:

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

Our platform can be distinguished from competitors in that it is not limited to any of the above authentication mechanisms. MFA currently supports many more authentication mechanisms and we intend to continue expanding this list.  For example, our platform is not limited to facial recognition as a biometric mechanism. It currently supports voice, fingerprint and other mechanisms.

In addition, MFA includes a risk-scoring engine that is able to enforce complex, customer specific authentication policies and shield them from the underlying complexity of evaluating multiple, independent authentication mechanisms. This risk engine allows us to constantly add new authentication mechanisms as they emerge. We see the emerging market of wearable devices as providing new authentication mechanisms that will be very simple and reliable for the end-user. Because our risk engine insulates the enterprise from the complexity of having to interface with all these different platforms, they are available to benefit from and insure their customers can utilize these devices to their full potential.

MFA is platform agnostic (available for IOS, Android, Mac, Linux and Windows) and scalable for use on wearable personal devices. The digital platform is an enterprise solution, which combines multiple independent authentication factors and can also determine geo-location utilizing a number of mechanisms including GPS, cell tower triangulation and IP/WIFI address. Because the service utilizes biometrics and liveness detection, it eliminates the possibility that users might share their authentication credentials, or that user accounts can be accessed by other individuals. The combination of biometrics and geo-location provides extremely strong transactional evidence, making it nearly impossible for an end-user to refute having been part of a transaction.

During 2019, we spent approximately $36,000 on hosting of our MFA software and have spent approximately $300,000 on software and hardware development since the beginning of 2018. We had no sales in 2019 in relation to our MFA technologies due to further refinement to address new smartphone capabilities. Our MFA can now work on both Apple IOS and Android phone systems. In 2018 and 2019, we developed applications (“APPs”) which are used in conjunction with the MFA technology. These APPs are now fully functional however, we expect to enhance and upgrade the visual appearance and functionality of the APPs to enhance a customer’s experience.

Although this product is fully developed and ready for deployment, we have only passively marketed it with just a website presence. We have had no sales to date. The Company is concentrating most of its financial resources on security printing brand protection technology sales. The Company hired an independent consulting group, who reviewed the current MFA market and our MFA software system and concluded that the product is viable, marketable, and has the ability to increase the Company’s revenue. The Company intends to implement the product once adequate funding becomes available.

Our Intellectual Property

Intellectual property is important to our business. The current patent and trademark portfolios consist of 9 granted US patents and one granted European patent validated in four countries, four pending US and foreign patent applications, four registered US trademarks, one EU foreign registration and one Colombian foreign registration, and seven pending US and foreign trademark applications.

In addition, seven patent applications were abandoned. We plan on considering the filing for reinstatement on some of the abandoned patent applications.

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

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our patents expire between the years 2019 and 2033. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

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

We have trademarked the VerifyMeTM brand in the United States and have pending applications with respect to our brand internationally. However, our name and brand could be confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. We have a pending application for the VerifyMe name in Canada but can make no assurances regarding its approval. We are aware of names and marks similar to our service marks being used from time to time by other persons that could result in confusion and may diminish the value of our brands and adversely affect our business. See Item 1A. “Risk Factors.”

Research and Development

We have been involved in research and development since our inception and intend to continue our research and development activities, funds permitting. Through 2012, our research and development focused on pigment technologies. Since 2012, we have allocated research and development efforts between digital and pigment technologies. We hope to expand our technology into new areas of implementation and to develop unique customer applications. We spent approximately $5,000 and $188,000 during the years ended December 31, 2019 and 2018, respectively, on research and development.

Sales and Marketing Strategy

Brand Protection

We plan on marketing directly with HP Indigo 6000 series and HP Indigo 7800 series press owners as well as the label and packaging printing industry, including both traditional and digital printers and users to address their clients’ needs for our covert serialization. We expect those printers to market and resell our technologies to both current and future brand owner clients. HP Indigo has trained their international digital press salesforce in various security printing technologies including our RainbowSecure® and VeriPAS™ technologies. HP Indigo sales people have generated multiple leads on our behalf. In September 2017, we entered into a five-year contract with HP to supply HP Indigo Digital press ink canisters containing our technology pigment for use by HP Indigo digital press owners who print our security feature on labels and packages for their brand owners. Additionally, we enter into reseller agreements with print service providers (“PSP”). Pursuant to one of these agreements, a global label manufacturer began printing our technology in July 2018 and has major brand owners as clients which can utilize our technologies to protect their product labels and packaging from counterfeiting and product diversion. This label printer owns and operates printers and manufacturing equipment which can implement our technology. This reseller also has manufacturing facilities around the globe.

In addition to the printing industry, we expect to market directly to all brand owners who utilize labels and packaging for their products. Brand owners can be licensed directly by VerifyMe and direct their personal printer to print their labels and packaging with the VerifyMe printing technologies.  The brand owner will therefore pay their royalties directly to VerifyMe based on the number of labels and packages units that their printer applied the technology to. In 2019, the Company entered into a leasing agreement and purchase agreement with a major brand owner. This particular brand owner is on the “Forbes Top 50 Private Companies list”. The brand owner began printing labels that include our product in the fourth quarter 2019.

Additionally, we intend to engage third parties to market, sell and support our brand protection security technologies on a global basis for a contracted fee based on their sales.  Our targeted third parties will already have a successful track record in supporting HP Indigo owners as well as traditional printing clients.

We have a strategic partnership with S-One. S-One provides VerifyMe with global sales, distribution, and promotion support for the Company’s products and employ multiple representatives on an as needs basis to promote the Company’s products. Under the terms of the Company’s agreement with S-One, S-One acts as a sales and marketing contractor for the Company’s printed products and services on a global basis and assists the Company in fulfilling the Company’s obligations under the Company’s signed current and future reseller agreements with various global and domestic print providers and brand owners.

The FDA implemented the identifier track and trace portion of the Title II of the Drug Quality and Security Act in November 2018, entitled the “Drug Supply Chain Security Act.” This regulation requires drug manufactures and re-packagers to add product identifiers, such as our RainbowSecure® technology as well as our VeriPASTM track and trace system, to certain prescription drug packages beginning in 2018. We expect to engage third party marketing and sales companies to present our solutions to the drug and pharmaceutical industry. The FDA intends to continue implementing the Drug Supply Chain Security Act to ensure that a full electronic identification system for prescription drugs is implemented by 2023. We believe that the pharmaceutical industry has been slow to adopt the mandates due to the low fines associated with the mandate versus the cost of the implementation.

In addition, our track and trace partner, Micro Focus has agreed to cross sell our technologies as part of their Global Product Authentication System called “GPAS”.  We are also contracted with Micro Focus to re-sell their GPAS product with our RainbowSecure® and our VeriPAS™ Smartphone Authenticator technology under our own trademarked name, VeriPASTM which stands for VerifyMe Global Product Authentication System.

An additional marketing strategy is to incorporate our technology into the high-speed inkjet hardware that traditional Flexo and Commercial Printers use to add a variable data feature for their clients.

Some of the major brand segments that need our type of label, packaging and serialization identifier products are:

(a)	Consumer Product Security:

•	Pharmaceuticals
•	Food
•	Beverages
•	Luxury goods
•	Cosmetics
•	Alcohol
•	Auto parts
•	Aviation parts
•	Any other label/ packaging requirements

(b)	Documents of Value:

•	Currency
•	Stock certificates and bonds
•	Event tickets
•	Lottery tickets
•	Tax stamps

(c)	Homeland Security:

•	Passports
•	ID cards
•	Driver’s licenses
•	Visas
•	Container seals
•	Pallet security

(d)	Military:

•	Uniforms
•	Weapons
•	Ammunition

(e)	Product Diversion Tracking:

•	Pharmaceuticals
•	Apparel/licensed merchandise
•	Cosmetics and fragrances
•	Watches and jewelry

(f)	Financial Services and Products

•	Consumer login credentials
•	Online transaction approval
•	Credit cards
•	Bank checks
•	Financial documents/promissory notes

We plan for our sales and marketing strategy to include an outreach program and sales programs that tailor the product to the governmental body or merchant, as well as key partnerships with authorities and merchants whose products or audiences can be complementary to our own. In particular, we intend to focus on building relationships with key partners who can deliver our products to their existing and prospective customers in target markets, i.e., commercial printers/packagers, plastic card manufacturers and financial services intermediaries. HP Indigo’s Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, Georgia have all been trained and outfitted with samples, including our VerifyMe Beepers, and VeriPAS™ Smartphone Authenticators to demonstrate the technology to customers who visit the centers. Customers can perform tests and receive hands on experience with our technologies.

HP Indigo also invited VerifyMe to man a station in the security printing sections of their trade show booths such as the global LabelExpo show held in Brussels, Belgium in September 2019 and in Singapore in March 2019. HP Indigo also has VerifyMe display their solutions at their annual VIP print service provider event held in Tel Aviv every year. HP Indigo has invited VerifyMe to attend additional trade shows in 2020 including one in Singapore, Dusseldorf, Germany and Orlando, Florida.

Multi-Factor Biometric Authentication

We expect to market our MFA digital software technology by our website only. We are taking a very passive marketing approach at this time and concentrating our resources on security printing products. When funding allows, we may expand marketing plan at that time.

 Our initial targeted market segment is the financial services industry.  This includes both the traditional banking and crypto financial transaction industries. Our second targeted market segment is expected to be the healthcare industry.  The third targeted market is expected to the gaming industry. The fourth target market segment we expect to market to will be governments.  Governments can be both foreign and domestic as well as federal, state and local levels.

We anticipate that all of these market outreaches will be made directly by us and we also plan to use third party marketing vendors who specialize in software sales. We are also seeking business partners with revenue and proven business models. In 2019 we invested in developing sales channels and pursuing opportunities in the digital authentication area.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature more than 25-year old industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies where repeating static produced images are commonly used. This is due to the fact that security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) Security Ink Manufacturers: These are generally well-established companies such as SICPA and Sun Chemical, whose core business is manufacturing and selling printing inks; (ii) System Integrators: These companies have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers. These companies offer a range of security solutions, enabling them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements. The companies in this space include 3M, DuPont, Opsec, Honeywell, and Avery Dennison; (iii) System Consultancy Groups: These companies offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) Traditional Authentication Technology Providers: These purveyors include companies like American Banknote Holographics, Crown Roll Leaf and Digimarc, which provide holograms and digital watermarking, respectively; (v) Product Diversion Tracking Providers. Applied DNA Sciences Next-Generation Technology Providers LLC falls into this group, along with several companies such as Applied DNA Sciences, Authentix, DNA Technologies, and Identif, Kodak Traceless, which provide on-product and in-product tagging technologies; (vi) Traditional Security Printers: This group includes traditional security printers such as Thomas de la Rue, Canadian Banknote, and Banknote Corporation of America, and Portals, whose core products are printing the world’s currencies; and (vii) Biometric Solution Providers: These companies offer biometric authentication capabilities to be integrated with existing mobile device authentication, such as OT-Morpho and ImageWare Systems.

Amazon has recently become a competitor with their new “Project Zero” brand protection system utilizing their “Transparency” serialization product. Amazon’s product serialization service provides a unique code for every unit that is manufactured, and the brand puts these codes on its products as part of its manufacturing process, which Amazon scans and verifies. This differs from our covert luminescent pigment which is incorporated in the labeling process and our invisible covert serialization and authentication solution.

Also HP Indigo, is selling a yellow ultra violet ink as a security product for an inexpensive price that directly competes with our products. There are a number of providers of inexpensive ultra violet inks in the marketplace, however, we believe these inexpensive ultra violet inks do not provide the level of security and safety that our products provide.

New types of security competition is also increasing, such as retail website monitoring, brand investigations, RFID and near field communications (“NFC”) products using low powered radio signals.

To compete effectively, we are seeking to establish key relationships with major digital solution equipment and distribution providers as we have done with HP Indigo.  While leveraging these relationships, we still expect that we will need to expend significant resources in sales and marketing. Many of our competitors have substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively.

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

Major Customers/Vendors

During the year ended December 31, 2019, two customers accounted for 97% of total sales.  During the year ended December 31, 2018, four customers accounted for 100.0% of total sales. Generally, a substantial percentage of our sales have been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2019 and 2018, we purchased 100% of our pigment from one vendor.

VerifyMe utilizes multiple vendors including the pigment vendor for engineered RainbowSecure® authentication devices.

Employees

As of March 6, 2020, we had one full-time employee, our Chief Executive Officer, three part-time employees, our Chief Financial Officer, our Chief Technology Officer, our Vice President of Sales and two outside contractors, including our Chief Operating Officer and our Chairman.

Available Information

We make available free of charge on our website, www.verifyme.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all information contained in this Report, before you decide whether to purchase our securities. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations and prospects would likely suffer, possibly materially. In addition, the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Relating to Our Business

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. If we are unable to secure additional financing or to achieve or sustain profitability on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our shareholders losing their entire investment. There is no guarantee that we will secure additional financing on acceptable terms or become profitable.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

The report of our independent auditors dated March 9, 2020 on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our securities.

We are a developmental stage company with a history of losses and we may never achieve or maintain profitability.

As a developmental stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of $2,507,799 for the year ended December 31, 2019. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and eventually become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

Our recent issuance of senior secured convertible debentures, that are secured by all of our assets, could limit our ability to obtain future financings, dilute our current shareholders, and if we cannot pay them when due, we will cease operations

On March 6, 2020, the Company completed the offering of $1,992,000 of senior secured Convertible Debentures (the “2020 Debentures”) for net proceeds of $1,814,040. The 2020 Debentures mature 18 months after issuance and are secured by a first lien on all of the Company’s assets, including our intellectual property. If we are unable to repay the 2020 Debentures on maturity and such debt is neither converted nor extended, we will cease operations. The Company used the net proceeds to repay existing convertible debentures and will use any additional proceeds for working capital.

The Company needs to raise additional capital to meet its working capital needs, including the payment of $150,000 in deferred salary which will become due to our Chief Executive Officer on August 15, 2020. If we are unable to raise additional capital, we may be unable to meet our working capital needs as they arise. The Company does not generate positive cash flow from operations and may need to raise additional capital in 2020. Moreover, in August 2021 we will need to repay the 2020 Debentures if they are not converted. There can be no assurance that we will obtain the necessary financing on favorable terms or at all, in which case we will be forced to cease operations.

The 2020 Debentures are convertible at $0.08 per share with standard price protection against lower priced issuances. The 2020 Debentures automatically convert upon the earlier of (i) the Company’s common stock becoming listed on a national securities exchange or (ii) the minimum bid price exceeds $0.50 per share for 20 consecutive trading days with an average daily trading volume of at least 100,000 shares if the underlying shares (i) may be sold under an effective registration statement or (ii) may be sold under Rule 144 under the Securities Act of 1933.

We also issued 24,900,000 three-year warrants to the purchasers. The warrants have an exercise price of $0.15 per share, and may be exercised cashlessly if the Company fails to maintain an effective registration statement at any time beginning six months after issuance. Based upon the closing of our 2020 Debentures, we will issue up to approximately 50 million shares of common stock if all 2020 Debentures are converted and all warrants exercised assuming that the conversion price upon such listing remains at $0.08 per share. The 2020 Debentures convert upon a stock exchange listing at the lower of $0.08 per share or a 30% discount to any public offering price if that occurs at the time of the uplisting. These numbers do not include the issuance of common stock at $0.08 per share in lieu of 10% per annum cash interest since all interest is paid in kind. To the extent this occurs, our current shareholders will sustain material dilution.

Because our name and brand could be confused with brands that have similar names, we may be adversely affected by any confusion or negative publicity related to others that use a name similar to VerifyMe in their brand names.

We have trademarked the VerifyMeTM brand in the United States and have pending applications with respect to our brand internationally. However, our name and brand has been and could in the future be confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. and www.verifyme.ng, a website offering verification services in Nigeria. We have a pending application for the VerifyMe name in Canada but can make no assurances regarding its approval. We have also attempted to contact the operators of the Nigeria website to resolve the confusion caused there but to date have been unsuccessful in our efforts. Further, we have registered certain trademarks and service marks in the United States and foreign jurisdictions. We are aware of names and marks similar to our service marks being used from time to time by other persons. Although we oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

Because our competitors in the anti-counterfeiting industry have much greater financial resources than we do and more functional technology offerings than we currently have, we may not be able to successfully compete with them.

The market for protection from counterfeiting, diversion, theft and forgery is a mature industry dominated by a number of large, well-established companies, as described in “Business – Competition”. To compete effectively, we will need to expend significant resources in technology and marketing. Each of our competitors has substantially greater financial, human and other resources than we do and may develop superior technology or more cost-effective alternatives to our products and services. We may not have sufficient resources to develop and market our services effectively, or at all. If we cannot continue to develop or market competitive, cost-effective products and services, we may not be able to compete effectively, which will harm our operating results.

If our technologies do not work as anticipated once we achieve meaningful sales, we will not be successful.

Our business depends on our ability to market and sell our ink technology. Without material sales and feedback from customers with respect to our ink technology, we will not be successful. Further, we made a significant investment in our new authenticators, and if customers do not find them useful or decline to lease them, our business may suffer. We can provide no assurances that the market will accept our products or that we will achieve any meaningful sales.

If our technology cannot be used successfully to prevent counterfeiting, we may not be able to generate material revenue.

Our market is characterized by new and evolving technologies. Counterfeiting is constantly evolving in order to create items which appear to be legitimate and evade regulations which would seize counterfeit items and penalize counterfeiters. In order to stay competitive, our technologies will need to be sufficiently complex so that they cannot be reproduced or copied by counterfeiters. If we are unable to develop and integrate effective anti-counterfeiting technologies to address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner, we may not be successful in preventing counterfeiting and we may not be able to generate material revenue.

If the market does not accept or embrace our technologies or product offering, our business may fail.

Our technologies and the products we are offering have not been tested in the market on a large-scale basis. As a result, we can only speculate as to the market acceptance of these products and services. No assurance can be given that the market will accept our any of our technologies, products and services. If the public fails to accept our technologies, products and services to the degree necessary to generate sufficient revenues, our business may fail.

Because our current and target customers are large companies, their internal policies and resistance to change may impair our ability to successfully commercialize our products.

Our ability to become successful and generate positive cash flow will be dependent upon the extent of commercialization of products using our technology. Commercialization of new technology products often has a very long lead time. This problem is exacerbated when customers are large entities. Our current and target customers are large entities. These factors may adversely affect our ability to commercialize our technologies or any products or services related to our technologies. Further, we cannot assure you that commercialization will result in profitability.

Our reliance on HP Indigo to qualify additional HP Indigo digital printing presses adversely affects our ability to sell our products and generate revenue.

In 2017, we signed a five-year contract with HP Indigo, a division of HP Inc., to print our RainbowSecure® technology on packages and labels on their 6000 series digital presses. HP Indigo has yet to qualify more HP Indigo digital printing presses that include our technology which hinders our ability to sell our products. We believe that without further qualified HP Indigo presses, our ability to sell to a large part of the label and packaging print manufacturing market is impeded, and as a result our business and revenues are adversely affected.

Severe price competition from similar ink technologies may hinder our ability to sell our products.

Currently an ultra violet ink is being sold and supported by HP, Inc. for their HP Indigo digital presses that competes with our product. This ink has been in the security ink industry for many years and is therefore a wide-spread uncontrolled security product that sells for an extremely low cost. The same ultra violet ink has some similar properties as our RainbowSecure® ink technology but the cost is so low it is being selected by some clients based on price which limits our ability to sell RainbowSecure®. Ultra violet ink is also readily available in many forms and locations, including Amazon.com. This wide-spread availability of ink technologies that are similar to ours limits our ability to market and sell RainbowSecure®.

If we are unable to successfully develop and market an ink jet solution to address a large segment of the label and print manufacturing market used by major brands, our revenues and business will be negatively affected.

We believe it is important to our business to successfully develop and market an ink jet solution to address the large segment of the label and print manufacturing market which is used by most major brands. In 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. There can be no assurance that we will successfully develop and market this technology. Without the successful development of the ink jet head utilizing our technology, we will be unable to provide our technology to most of the addressable market which will adversely impact our business, revenues and financial condition.

Our success depends on the efforts, abilities and continued service of Patrick White, our President and Chief Executive Officer, and if we are unable to continue to retain the services of Mr. White, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Patrick White, our President and Chief Executive Officer.  Effective August 15, 2019, Mr. White’s employment agreement with us automatically renewed for one year. The loss of Mr. White’s services and any negative market or industry perception arising from such loss could significantly harm our business, future prospects and the price of our common stock.

Because we are relying on our small management team, we lack business development resources which may hurt our ability to increase revenue.

We have a small management team that is focused on sales. In addition, our Chairman, who is not involved in sales, handles operational matters, legal compliance, board relationships and shareholder relations. Because we have only a few people dedicated to business development, we lack the resources to grow beyond certain levels. We cannot assure you that we will generate cash flow from operations or from financings which will enable us to grow our revenues.

If we are unable to hire an experienced sales team, or our partners are not successful, we may not be able to generate material revenue.

Presently our personnel consists of one full-time employee, three part-time employees, including our Chief Financial Officer and two consultants. We have several outside partners and a licensed global label manufacturer (the “GLM”) who are working on sales of our products. Our agreement with the GLM allows it to market our technologies to current and new clients. Our strategic partner agreements are individualized. We have a cross selling agreement that provides that the partner is able to sell and mark-up our technologies and we can sell and mark-up the strategic partner’s products. Another strategic partner is selling our products globally as well as providing marketing support, warehousing, shipping services, help desk services and billing for a fixed percentage of our sales. Our potential customers are large companies which do not impulsively enter into large contracts.  Accordingly, we may be required to hire sales persons to bolster our current sales efforts.  If the efforts of our management team, the GLM, strategic partners, and any sales persons we hire are unsuccessful, we may be unable to generate material revenue and those outside sales channels may end their relationship with us, thus ending their sales and services and materially harming our financial condition and results of operations. None of our strategic partners have sold our products under the cross-selling arrangements, to date.

Our future growth will depend upon the success of our strategic partners who integrate our solutions into their product offerings.

We rely on strategic partnerships with larger companies which integrate our technologies into their product offerings. This distribution strategy leaves us largely dependent upon the success of our partners. If any of our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology our business and future growth would be materially and adversely affected.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of one full-time employee, three part-time employees and two consultants. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could harm our financial condition and ability to become profitable.

Because a small number of customers account for all of our revenue, the loss of any of these customers would have a material adverse impact on our operating results and cash flows.

We derive our revenue from a limited number of customers. Our revenue in 2019 and 2018 was nominal although we began to generate what we believe is the beginning of a meaningful revenue in the fourth quarter. Our principal revenue has been generated from two customers. Certain of our agreements with customers have short terms or can be terminated on short notice. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these customers could have a material adverse effect on our operating results and cash flows. We must materially increase the number of customers and be able to have our customers increase the number of products for which they use our service and if we cannot, it will adversely impact our financial condition and our business.

We will need to expand our sales, marketing and support organizations and our distribution arrangements to increase market acceptance of our products and services.

We currently have a limited number of sales, marketing, customer service and support personnel and may need to increase our staff to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers. The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting. Our inability to hire qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition. We may not be able to sufficiently build out our distribution network or enter into arrangements with qualified sales personnel on acceptable terms or at all. If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to continue our operations.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

Our patent rights, trade secrets, copyrights, trademarks, domain names and other product rights are critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

As management deems appropriate, we will pursue the registration of our domain names, trademarks, and service marks in the U.S. and in certain locations outside the U.S. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. It may be expensive and cost prohibitive to file patents worldwide and we may be financially required to file patents in select countries where we see the greatest potential for our technologies. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced.

If we are required to sue third parties who we allege are violating our intellectual property rights, or if we are sued for violating a third party’s patents or other intellectual property rights, we may incur substantial expenses, and we could incur substantial damages, including amounts we cannot afford to pay.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Patent and intellectual property litigation is extremely expensive and beyond our ability to pay. While third parties do, under certain circumstances, finance litigation for companies that file suit, we cannot assure you that we could find a third party to finance any claim we choose to pursue. Moreover, third parties frequently refuse to finance companies that are sued. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enforce our intellectual property rights, our business and operating results may be harmed.

From time-to-time, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and inactive entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new feature or product, stop offering certain features or products, pay royalties or significant settlement costs, purchase licenses or modify our products and features.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (“SOX”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2019 as the result of the material weaknesses in our internal control over financial reporting identified in Item 9A of this Report. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. We have not yet been able to remediate the material weakness related to our internal control over financial reporting.

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

If the SEC investigates us and the SEC sues us due to our inability to remediate, or a delay in remediating, identified material weaknesses in our internal control over financial reporting, it may have a material adverse effect on our business.

In January 2019, the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses. We have identified and disclosed material weaknesses in internal control over financial reporting beginning with the year ended December 31, 2016. While we are taking steps to remediate any material weaknesses we have not yet fully remediated our internal control failures. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we had not remediated our material weaknesses for a number of consecutive annual reporting periods, we will face the following risks:

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

Because we do business outside of the United States, we may be exposed to liabilities under the Foreign Corrupt Practices Act, violations of which could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and make sales in jurisdictions which may be subject to corruption. These activities create the risk of unauthorized payments or offers of payments by one of the employees, consultants or agents of our Company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

If our computer systems are hacked, or we experience any other cybersecurity incident, we may face a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws and regulations. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at us, our products, customers and/or our third-party service providers. It is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. Should we be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose us to costly litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure.

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

Many jurisdictions have already taken steps to restrict and penalize companies that collect and utilize information from their users and the general public. For example, in May 2018 the European Union made sweeping reforms to its existing data protection legal framework by enacting the General Data Protection Regulation (the “GDPR”), which resulted in a greater compliance burden for many companies with users in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union and in most other jurisdictions around the world. The GDPR also imposes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue.

Additionally, we may be subject to increasingly complex and expansive data privacy regulations within the United States. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective in 2020. The CCPA requires covered companies to provide California consumers with disclosures and expands the rights afforded consumers regarding their data. Fines for noncompliance of the CCPA can be as high as $7,500 per violation. Since the CCPA was enacted, Nevada and Maine have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have proposed similar legislation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have a material adverse impact on our business.

Because we are, and will continue to be, dependent on certain third-party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations.

We are relying upon our business partners to assist us including the GLM, S-One and Micro Focus. These partners are larger companies and may not necessarily have the same goals as employees. We currently depend on a single vendor of pigment for the inks we sell, and we may continue to be dependent on a small number of third party suppliers in the future including for services relating to our electronic technology. We cannot be certain that any of these providers will be willing or able to meet our evolving needs. Additionally, they could end our relationship in accordance with applicable contractual arrangements, some of which can be terminated on short notice. If our partners, vendors, or service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for these services, we may fail, in turn, to provide our services or to meet our obligations to our users, and our business, financial condition and operating results could be materially and adversely affected.

Fluctuations in the price of raw materials, changes in the availability of key suppliers, or catastrophic events may increase the cost of our products and services.

Our security pigments are manufactured from naturally occurring inorganic rare earth materials. The cost of these raw materials is a key element in the cost of our products. Our inability to offset material price inflation could adversely affect our results of operations. While we rely on multiple suppliers to procure our raw materials, it is difficult to predict what effects shortages or price increases for the raw materials we use to make our products may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our ability to become profitable is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets.

Our ability to become profitable depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends, (ii) develop and maintain competitive products, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (vi) monitor disruptive technologies and business models, (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending, (viii) respond to changes in overall trends related to end market demand, (x) leverage our strategic partnerships to develop and commercialize new and existing products and (xi) attract, develop and retain individuals with the requisite skill, expertise and understanding of customers’ needs to develop new technologies and introduce new products and sell our current products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

The expenses or losses associated with lack of widespread market acceptance of our solutions may harm our business, operating results and financial condition.

Rapid technological changes and frequent new product introductions are typical in the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent we fail to introduce new and innovative products, we may lose any market share we have to our competitors, which may be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could harm our business. Additionally, we may experience delays in the development and introduction of products, we may be unable keep pace with the rapid rate of change in anti-counterfeiting and security products’ research, and any new products acquired or developed by us may not meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop new products to meet market demands, our business could be materially adversely affected.

Risks Relating to our Common Stock

Upon exercise of our outstanding warrants and conversion of our 2020 Debentures and Series B Convertible Preferred Stock we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding warrants, 2020 Debentures and shares of our Series B Convertible Preferred Stock. As of March 6, 2020 there were warrants, debentures and shares of Series B Convertible Stock outstanding, convertible into 47,162,608, 24,900,000 and 7,222,222 shares of common stock, respectively. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange. Please also see the risk factor above entitled “Our recent issuance of senior secured convertible debentures, that are secured by all of our assets, could limit our ability to obtain future financings, dilute our current shareholders, and if we cannot pay them when due, we will cease operations.”

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	The continued outbreak of the coronavirus and its adverse impact upon the capital markets;
•	The loss of one or more members of our management team;
•	Our failure to generate material revenues
•	Regulatory changes including new laws and rules which adversely affect companies in our line of business;
•	Our public disclosure of the terms of any financing which we consummate in the future
•	An announcement that we have effected a reverse split of our common stock;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Cancellation of key contracts;
•	Our failure to meet financial forecasts we publicly disclose;
•	The sale of large numbers of shares of common stock by former directors and their associates;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

Sales of large blocks of our common stock over a short time last fall had a significant adverse effect on our common stock price. Further sales could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding preferred stock, 2020 Debentures, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

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

If our common stock price does not materially increase, we will be unable to list it on The Nasdaq Capital Market.

In the fall of 2019 we publicly disclosed that we were seeking to list our common stock on The Nasdaq Capital Market (“Nasdaq”). In order to be listed, we must meet certain rules relating to our stock price which at current levels we cannot meet even if we effect a shareholder approved reverse stock split. Unless our common stock price materially increases, we will not be able to “uplist” our common stock even if we meet other requirements, including the need to complete a significant equity financing. In addition, Nasdaq has what is commonly referred to as qualitative standards which give Nasdaq discretion to not list issuers and as a result, even if we meet the qualitative standards, we may not be approved for listing on Nasdaq.

If we implement a reverse stock split and it does not result in a proportionate increase in the price of our common stock, we will not be able to list our common stock on Nasdaq even if we meet all other initial listing standards.

At our 2019 Annual Shareholders Meeting, the Company’s shareholders voted to authorize the Board of Directors to effect, at its discretion, a reverse stock split of the outstanding and treasury shares of the Company’s common stock at a ratio ranging from 1-for-25 to 1-for-120. We expect that, if effected, the reverse stock split will increase the market price of our common stock so that we will be able to meet the minimum bid price requirement of the listing rules of Nasdaq. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. If we are unable to meet the minimum bid price requirement, we may be unable to list our shares on Nasdaq. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet Nasdaq’s minimum bid price requirement.

Even if we effect a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Because our common stock is subject to the SEC’s “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affect the liquidity and market price.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

Because we do not intend to pay cash dividends on our shares of common stock, any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not lease or own any property which are material to our business or results of operations.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the ordinary course of business. As of the date of this Report the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “VRME”. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Common Shareholders

As of February 20, 2020, we had approximately 1,458 shareholders of record of our common stock.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of Board and will depend upon our earnings (if any), our financial condition, and our capital requirements. Nevada law permits a corporation to pay dividends out of earnings or surplus. Accordingly, we can not pay dividends as a matter of law.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) except for the following:

In November 2019, the Company issued 33,333 shares of restricted common stock for investor relation services.

In November 2019, the Company issued 280,000 shares of restricted common stock for consulting services.

In October 2019, the Company issued 33,333 shares of restricted common stock for investor relation services.

In August 2019, the Company granted 400,000 shares of restricted common stock for consulting services.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following should be read in conjunction with our annual financial statements contained elsewhere in this Report.

Overview

Our Revenue Model

Our goal is to generate revenue through licenses and royalties of our technology and through direct sales of products based on our technology. We had revenue of $244,748 for the year ended December 31, 2019. We believe that our contract with HP Indigo will create demand for our RainbowSecure® and VeriPASTM products. Working with HP Indigo and S-One, we are creating co-marketing programs to effectively reach all 6000 series HP Indigo owners. We also will reach out to brand owners and make them aware of our brand protection security solutions which can provide brand owners counterfeit prevention protection. We intend to generate revenues primarily by collecting license fees based on usage fees generated from HP Indigo 6000 series users as well as non-digital press technology usage. The HP Indigo 7800 sheet-fed press has been successfully piloted and we intend to work with HP Indigo to formally qualify the 7800 press opening up the ability to market to new folded carton and plastic card customers. Our revenue is derived utilizing a royalty rate based on the volume of a particular label or package printed with our RainbowSecure® technology (e.g. a royalty on each impression). We believe we will also generate revenue by leasing authentication devices to manufacturers who incorporate our technologies into their manufacturing processes and user authentication protocols, as well as through the sale of pigments to be incorporated in inks and dyes and the sale of authentication tools.

Our VeriPASTM technology product is an identifier, track and trace system which generates revenue from a contracted usage fee per impression rate based on the number of codes which are purchased for application on labels and packages printed with the technology.

Our VerifyMe digital authentication technology is a software system. The revenue to be generated from this product is expected to be in the form of a contracted per transaction fee and or a monthly service fee.

VerifyMe, Inc. is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. This broad market encompasses identifying and preventing counterfeiting of physical and material goods and products, prevent product diversion, enable brand owners to monitor, control and protect their products life cycle, as well as authenticating people in digital transactions. We have the ability to deliver security solutions for identification and authentication of people and products in a variety of applications in the security fields of authentication, counterfeit prevention and product diversion. Our products can be used to print, secure and covertly serialize labels and packaging for brand owners, manage and issue secure credentials including national identifications, passports, driver licenses and access control credentials, as well as comprehensive authentication security software to securely process digital financial transactions, provide secure physical and logical access to facilities, computer networks, internet sites and mobile applications.

Brand owners, government agencies, professional associations, and others all share in the challenge of responding to counterfeit goods and product protection issues. Counterfeit goods span across multiple industries including currency, passports, ID cards, pharmaceuticals, apparel, accessories, music, software, food, beverages, tobacco, automobile and airplane parts, consumer goods, toys and electronics. Described by the U.S. Federal Bureau of Investigation, “counterfeiting” has been labeled as the crime of the twenty-first century. According to the "Global Brand Counterfeiting Report, 2018" written by “Research and Markets” the amount of total counterfeiting globally has reached to $1.2 Trillion.

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

Our physical technologies involve the utilization of invisible and color changing inks, which are compatible with today’s printing presses. The inks may be used with certain printing systems such as offset, flexographic, silkscreen, gravure, and laser. Based upon our experience, we believe that the ink technologies may be incorporated into existing manufacturing processes. We believe that some of our patents may have non-security applications, that we may attempt to commercialize in the future.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following discussion analyzes our results of operations for the years ended December 31, 2019 and 2018. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

Revenue for the year ended December 31, 2019 was $244,748, a 227% increase as compared to $74,884, for the year ended December 31, 2018. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners.

Gross profit

Gross profit for the years ended December 31, 2019 and 2018, was $199,689 and $46,082, respectively. The resulting gross margin was 81.6% for the year ended December 31, 2019, compared to 61.5% for the year ended December 31, 2018. This was a result of more efficient usage of our RainbowSecure® invisible ink. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses were $1,358,748 for the year ended December 31, 2019 compared to $1,585,329 for the year ended December 31, 2018, a decrease of $226,581. The decrease is attributable primarily due to efficiencies within the Company.

Legal and Accounting

Legal and accounting fees decreased $170,517 to $246,255 for the year ended December 31, 2019 from $416,772 for the year ended December 31, 2018. The decrease related primarily to a decrease in legal fees and a decrease in accounting fees as we replaced our accounting firm and hired our Chief Financial Officer on a part-time basis.

Payroll Expenses

Payroll expenses increased to $469,031 for the year ended December 31, 2019 from $316,837 for the year ended December 31, 2018, an increase of $152,194. The majority of the increase was the result of lower non-cash charges related to stock-based compensation and the transition of our Chief Financial Officer and Chief Technology Officer from consultants to part-time employees.

Research and Development

Research and development expenses decreased by $182,536 to $5,119 for the year ended December 31, 2019 from $187,655 for the year ended December 31, 2018.  The decrease is primarily due to investments in developing our VeriPASTM Smartphone Authenticator technology in 2018, while in the year ended December 31, 2019, our products were nearly completely developed.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2019 were $553,109 as compared to $135,290 for the year ended December 31, 2018, an increase of $417,819. The increase was related to the hiring of our VP of Sales, and expenses for travel and costs related to various trade shows and other sales and marketing activities.

Operating Loss

Operating loss for the year ended December 31, 2019 was $2,432,573, a decrease of $163,228, compared to $2,595,801 for the year ended December 31, 2018 and was primarily related to efficiencies within the Company, decreases in research and development offset by the increase related to the hiring of our VP of Global business Development and increased participation in trade shows.

Interest Expense

During the year ended December 31, 2019, we incurred interest expense of $96,891 as compared to a net interest income of $6,664, for the year ended December 31, 2018, a variance of $103,555.  The variance is related primarily to amortization of our debt discount related to the issuance of our secured convertible debentures issued in 2019 (the “Debentures”). See “Note 5 – Convertible Debt” in the notes accompanying the financial statements included herein.

Settlement agreement with shareholders

In the first half of 2018 we made a strategic decision to end a future revenue sharing program resulting in settlement expenses of $779,000 (the “Settlement Agreement”).

Net Loss

Our net loss decreased by $424,663 to $2,507,799 for the year ended December 31, 2019, from $2,932,462 for the year ended December 31, 2018. The decrease related primarily to the Settlement Agreement which occurred in the first quarter of 2018 resulting in a total expense of $779,000. The resulting loss per share for the year ended December 31, 2019 was $0.02 per share, compared to $0.03 per share for the year ended December 31, 2018.

Liquidity and Capital Resources

Net cash used in operating activities decreased by $797,302 to $1,579,412 for the year ended December 31, 2019 as compared to $2,376,714 for the year ended December 31, 2018.  The decrease resulted primarily from a $500,000 payment made related to the Settlement Agreement during the year ended December 31, 2018.

Net cash used in investing activities was $302,330 for the year ended December 31, 2019, compared to $108,736 for the year ended December 31, 2018.  The increase in investing activities related to the purchase of patents which is vital for our business, and for software costs related to the development of our products.

Net cash provided by financing activities decreased by $3,004,343 to $461,307 for the year ended December 31, 2019 from $3,465,650 for the year ended December 31, 2018.  During the year ended December 31, 2019 we issued convertible debt to two investors for gross proceeds, net of costs of $461,307. During the year ended December 31, 2018, we sold common stock for gross proceeds of $1,153,645.  Additionally, we raised $2,312,005 from the exercise of warrants during the year ended December 31, 2018.

On March 6, 2020 we completed the closing of our 2020 Debentures and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and warrants to purchase shares of our common stock. From this sale, we received $1,814,040 after the payment of commissions and fees. We used approximately $750,000 of the net proceeds to repay our existing convertible debentures.

On February 28, 2020, the holder of a $75,000 promissory note which was to become due in March 2020 purchased $80,000 of the 2020 Debentures and warrants, which he paid by exchanging his note and paying an additional $5,000. This is included in the $1,992,000 gross proceeds raised.

After the 2020 Debenture financing, the Company’s only outstanding debt on its balance sheet are 2020 Debentures. The 2020 Debentures are due 18 months from the applicable closing date of each respective sale and pay 10% per annum in interest, which will be payable in common stock at the rate of $0.08 per share. The 2020 Debentures are secured by a first lien on all of the Company’s assets, including intellectual property. We do not have sufficient cash to meet our working capital needs for the next 12 months. Accordingly, we will have to obtain additional financing on or about December 1, 2020 unless we experience a material increase in cash generated from operations. Because of the secured nature of the 2020 Debentures, it may be more difficult to raise capital. We cannot assure you we will have sufficient cash resources to meet working capital needs or repay the 2020 Debentures if they are not converted.

Certain insiders of the Company also invested in 2020 Debentures, as is more particularly described in and the Related Party Transaction on page 48 of this Report. For further information on the 2020 Debentures and warrants, see the Risk Factor at page 20 of this Report.

As of March 4, 2020, we owe Mr. Patrick White, our Chief Executive Officer, $125,000 in accrued salary reflecting $50,000 of his annual salary which Mr. White has deferred each year from 2017 to 2019. The total $150,000 of his deferred salary will become due on August 15, 2020.

Going Concern

Since our inception, we have focused on developing and implementing our business plan. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through future public offerings of our securities.  However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. On March 6, 2020, the Company completed the closing of the 2020 Debentures and raised $1,992,000 of senior secured convertible debentures for net proceeds of $1,814,040. The Company used the net proceeds to repay existing convertible debentures and will use any additional proceeds for working capital. We also may raise capital in other private offerings of our securities during 2020.  We cannot assure you that we will be successful in completing any public offering or private offerings of our securities to raise the additional capital we need.  The purchasers of our 2020 Debentures have a security interest that may make it harder to raise the needed capital through a private placement of our securities. If we are unable to raise the necessary capital, we will not be able to operate our business.

Critical Accounting Policies and Estimates

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the SEC, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. There were no material changes to our principal accounting estimates during the period covered by this report.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

We account for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if we had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected applications of our technologies and the future effect of our technologies on our customers’ approach to security and on successful prevention of counterfeiting and product diversion, the ability of our ink technologies to be incorporated in existing manufacturing processes, our expectations regarding access to certain markets, including East Asia, the anticipated useful life of our technologies, the future success of our internal sales efforts and strategic partnerships, the expected changes in the pharmaceutical industry and their effect on acceptance of our technology, our beliefs with respect to the ability of our digital verification technology to meet user expectations, the projected growth of the biometrics systems market and the development of anti-counterfeiting technologies, the expected improvements of our APPs, our plans with respect to certain of our patent applications, our expected primary sources of revenue, our marketing strategy, including our focus on strategic partnerships, and the anticipated effects of such partnerships, the expected effect of our contract with HP Indigo on future demand for our products, our future growth, our expectations regarding our liquidity and our future capital-raising activities. All statements other than statements of historical fact contained in this Report are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to continue as a going concern;
•	our ability to raise additional capital;
•	our ability to achieve market acceptance of our technologies or product offerings;
•	the ability of our technologies to work as anticipated;
•	our reliance on HP Indigo and other strategic partners;
•	our ability to compete successfully; and
•	such other factors as discussed in the “Risk Factors” section of this Report.

Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 based on a finding of a material weakness related to a lack of segregation of duties, resulting from staffing in accordance with cost containment measures. If we are able to obtain additional funding in the future, we intend to hire sufficient full-time staff to enable an appropriate level of segregation of duties and to provide appropriate controls surrounding the financial reporting function.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable rules, which permit us to provide only management’s report in this Report.

Disclosure Controls and Procedures

As of December 31, 2019, our management carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective since the Company did not have adequate segregation of duties within account processes due to limited personnel to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the period covered by this Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Name	Age	Position
Norman Gardner	77	Chairman
Christopher Gardner	65	Director
Marshall Geller	80	Director
Howard Goldberg	74	Director
Scott Greenberg	63	Director
Arthur Laffer	79	Director
Patrick White	66	Director and Chief Executive Officer

Director Biographies

Norman Gardner – Mr. Gardner, the Company’s founder, was appointed as Chairman of the Board on January 28, 2017. Mr. Gardner was previously a director and Vice-Chairman of the Company from the Company’s inception in November 1999 until January 1, 2013.  Mr. Gardner served as Chief Executive Officer of the Company from November 1999 until January 1, 2013, and from January 28, 2017 until August 9, 2017. Mr. Gardner has been a consultant to the Company since June 2017 and was previously a consultant to the Company from January 2013 until January 2017. The Board believes that Mr. Gardner is qualified to serve on the Board because, as the Company’s Chairman and founder, he brings to the Board extensive knowledge of the Company’s products, structure, history, major shareholders and culture.

Christopher Gardner – Christopher Gardner has served as a director of the Company since May 8, 2019. Mr. Gardner has been a Senior Advisor to Wisdom Tree Investments, Inc. (NASDAQ:WETF), an exchange-traded fund, since June 12, 2018. From October 2010 until April 2016, he was the Ambassador of Happyness for AARP, a nonprofit organization dedicated to empowering Americans age 50 and older. Mr. Gardner is an international best-selling author and award-winning film producer. Mr. Gardner established the institutional brokerage firm of Gardner Rich and Company in 1989 that closed in December 2012. The Board believes Mr. Gardner is qualified to serve on the Board because of his entrepreneurial experience and network of relationships, which the Board believes are valuable assets to the Company and its growth. Christopher Gardner is not related to Norman Gardner.

Scott Greenberg – Mr. Greenberg was elected to the Board in November 2019. Mr. Greenberg has served as Chief Executive Officer of GP Strategies Corporation (“GP Strategies”) since April 2005. He was President of GP Strategies from 2001 to 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions with GP Strategies since 1981. Mr. Greenberg was also a director of Wright Investors’ Service Holdings, Inc., formerly National Patent Development Corporation (OTCPINK: WISH), from 2004 to 2015. The Board believes Mr. Greenberg is qualified to serve on the Board because of his significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transactional experience.

Arthur Laffer – Dr. Laffer has served as a director of the Company since March 2019. Dr. Laffer is the founder and chairman of Laffer Associates, an institutional economic research and consulting firm, as well as Laffer Investments, an institutional investment management firm utilizing diverse investment strategies. Dr. Laffer has served as a director of EVO Transportation & Energy Services, Inc. (OTCPINK: EVOA) since August 2018, GEE Group, Inc. (NYSE American: JOB) since January 2015, and NexPoint Residential Trust Inc. (NYSE: NXRT) since May 2015. Dr. Laffer’s economic acumen and influence in triggering a world-wide tax-cutting movement in the 1980s have earned him the distinction in many publications as “The Father of Supply-Side Economics.” Dr. Laffer was a member of President Reagan’s Economic Policy Advisory Board for both of his two terms (1981-1989). Dr. Laffer also advised Prime Minister Margaret Thatcher on fiscal policy in the UK during the 1980s. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget under Mr. George Shultz. Additionally, Dr. Laffer served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago. In June 2019, Dr. Laffer received the Presidential Medal of Freedom. The Board believes Dr. Laffer is qualified to serve on the Board because of his expertise in economics and his experience as a director of multiple companies.

Marshall Geller – Mr. Geller has served as a director of the Company since July 2017. Mr. Geller has been a director and a member of the audit committee of GP Strategies Corporation (NYSE:GPX) since 2002. Mr. Geller was a director of Wright Investors’ Service Holdings Inc., formerly National Patent Development Corporation (OTCPINK:WISH) since January 2015. Mr. Geller was a founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the Board of Directors of UCLA Health System and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also served on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles. The Board believes Mr. Geller is qualified to serve on the Board because of his experience as a managing partner of a private equity fund, his many years of experience and expertise as an investor in and adviser to companies in various sectors and his experience with serving on the board of directors of other companies.

Howard Goldberg – Mr. Goldberg has served as a director of the Company since July 2017.  Mr. Goldberg served as a director of Winthrop Realty Trust from 2003 until August 2016, when it was converted to Winthrop Realty Liquidating Trust. Since August 2016, Mr. Goldberg has served as a trustee of the Winthrop Realty Liquidating Trust. Mr. Goldberg was a director of New York REIT, Inc. from March 2017 until October 2018, when it converted to a limited liability company called New York REIT LLC. Since October 2018, Mr. Goldberg has been a manager of New York REIT LLC. He has been retired since 1994 after a long career as a lawyer. He provided consulting services to the Company through December 31, 2017. The Board believes Mr. Goldberg is qualified to serve on the Board because of his experience with being a director of other public companies and his legal expertise.

Patrick White – Patrick White has served as a director of the Company since July 12, 2017. He was a consultant to the Company from June 1, 2017 through August 14, 2017, when he was appointed Chief Executive Officer and President. Mr. White founded Document Security Systems, Inc. (NYSE:DSS), a technology company, and served as its Chief Executive Officer and director from August 2002 until December 2012 and as its business consultant from 2012 to March 2015. He has been a director of Box Score Brands, Inc. (formerly, U-Vend, Inc.) since 2009. Mr. White was a Financial Adviser for the Monroe County Government from April 2016 until May 2017. Mr. White worked as an independent consultant from March 2015 until March 2016. The Board believes Mr. White is qualifies to serve on the Board because of his experience previously serving as the chief executive officer of a public company.

Executive Officers

Name	Age	Position
Patrick White	66	Chief Executive Officer and President
Sandy Fliderman	43	Chief Technology Officer
Margaret Gezerlis	38	Chief Financial Officer
Keith Goldstein	51	Chief Operating Officer

Patrick White – See above for Mr. Patrick White’s biography.

Sandy Fliderman – Mr. Fliderman has been the Company’s Chief Technology Officer since 2015. Prior to his current role with the Company, Mr. Fliderman was the Chief Information Officer at VEEDIMS, LLC, an Internet of Things technology company specializing in data collection and distribution in the aerospace and marine industries. In addition IT/IS, R&D and Operations, Mr. Fliderman lead the charge for VEEDIMS, LLC to attain the AS9100 and ISO9001:2008 certifications needed to do business in the aerospace markets. Mr. Fliderman was co-inventor on a number of patents and created the technology behind VerifyMe.

Margaret Gezerlis – Ms. Gezerlis has been the Company’s Chief Financial Officer since May 2018. In November 2018, Ms. Gezerlis became an employee of the Company. Ms. Gezerlis was previously an employee of the CFO Squad LLC from February 2018 until November 2018 where she worked as an independent contractor for the Company. Previously, Ms. Gezerlis was a Financial Reporting Manager at Bankrate.com from March 2017 until February 2018. Prior to her position at Bankrate.com, Ms. Gezerlis was a financial reporting manager at Westport Fuel Systems Inc. (Nasdaq: WPRT) from March 2014 to November 2016. Ms. Gezerlis holds an international accounting qualification from the Association of Chartered Certified Accountants.

Keith Goldstein – Mr. Goldstein has served as the Chief Operating Officer of the Company since September 2017. Mr. Goldstein served as the Chief Executive Officer of Infinacom LLC, a provider of biometric based security solutions, from April 2018 until March 2019. He was previously Chief Executive Officer of ABCorp., North America, a supplier of secure payment, retail and identification cards, vital record and transaction documents, systems and services to governments and financial institutions, from 2011 until April 2017, and has provided professional sales and advisory services to ABCorp. since April 2017.

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

The following table identifies the current committee members:

Name	Audit	Compensation	Governance And Nominating	Finance and Uplisting
Christopher Gardner		X	X
Marshall Geller	X	Chairman	Chairman	Chairman
Howard Goldberg	X	X	X	X
Scott Greenberg	Chairman
Arthur Laffer				X

Director Independence

With the exception of Mr. Patrick White and Mr. Norman Gardner, our Board determined that all of our present directors are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being a consultant to the Company, Mr. Gardner is not an independent director and, as a result of being an employee of the Company, Mr. White is not an independent director under the Nasdaq Listing Rules.

Our Board has determined that Marshall Geller, Howard Goldberg and Scott Greenberg are independent under the Nasdaq Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that Christopher Gardner, Marshall Geller, Howard Goldberg and Scott Greenberg are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members. Our Board has also determined that Christopher Gardner, Marshall Geller and Howard Goldberg are independent under the Nasdaq Listing Rules independence standards for Governance and Nominating committee members. Our Board has also determined that Marshall Geller, Howard Goldberg and Arthur Laffer are independent under the Nasdaq Listing Rules independence standards for Finance and Uplisting committee members.

Audit Committee

The responsibilities of the Audit Committee include monitoring the integrity of the financial statements of the Company, monitoring the independent registered public accounting firm’s (the “Auditors”) qualifications and independence, monitoring the performance of the Company’s internal audit function and the Auditors, and evaluating the Company’s compliance with legal and regulatory requirements. It also meets with our Auditors to review the results of their audit and review of our annual and interim consolidated financial statements. The Audit Committee operates under a written charter which is available on the Company’s website: https://www.verifyme.com/investor#sec. The Audit Committee held six meetings in 2019.

Audit Committee Financial Expert

Our Board has determined that Mr. Scott Greenberg is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC, in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The responsibilities of the Compensation Committee include reviewing the compensation of our executive officers and making recommendations to the Company regarding compensation. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the VerifyMe, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The Compensation Committee operates under a written charter which is available on the Company’s website: https://www.verifyme.com/investor#sec. The Compensation Committee held two meetings in 2019 and acted by written consent on three occasions.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include identifying, recommending and recruiting individuals qualified to become Board members, establishing a policy for shareholder nominations, recommending removal of directors, evaluating the Board and management, establishing corporate governance guidelines, and evaluating its own performance and charter. The Nominating and Corporate Governance Committee operates under a written charter which is available on the Company’s website: https://www.verifyme.com/investor#sec. The Nominating and Corporate Governance Committee held one meeting in 2019.

Number of Meetings of the Board in 2019

In 2019, the Board had nine meetings and took action by written consent on 21 occasions. There were no directors (who were incumbent at the time) who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during 2019. The Company does not have a policy regarding director attendance of annual shareholders’ meetings. Patrick White and Norman Gardner attended the 2019 annual shareholders’ meeting.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular director’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors the Board considers, the Board seeks individuals with experience on operating and growing businesses.

Board Leadership Structure

Mr. Norman Gardner serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly.

The Board has determined that separating the roles of Chairman and Chief Executive Officer is in the best interests of the Company and its shareholders at this time, as it allows the Chief Executive Officer to focus on generating sales, overseeing sales and marketing, and managing the Company while leveraging the experience and perspectives of the Chairman, who is our founder, and offers an additional channel of communication for other directors, investors and employees.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Norman Gardner, Chairman of the Board, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risks affecting us are our liquidity and the lack of material revenue.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. The Code of Ethics is available on the Company’s website at https://www.verifyme.com/code-of-conduct.

Communication with the Company’s Board

Although the Company does not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at VerifyMe, Inc., Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY 14604 Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended December 31, 2019 and 2018 for our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and				Stock	Option	All Other	Total
Principal		Salary		Awards	Awards	Compensation	Compensation
Position	Year	($)		($)	($)(1)	($)(2)	($)

Patrick White	2019	200,000	(3)	15,290(4)	89,075	14,400	318,765
CEO	2018	200,000	(3)	16,240(4)	48,466	14,400	279,106

Keith Goldstein (5)	2019	170,000		--	163,907	14,400	348,307
COO	2018	145,000		--	271,745	14,400	431,145

Margaret Gezerlis (6)	2019	84,000		--	27,280	12,000	123,280
CFO	2018	10,500		--	4,032	10,000	24,532

(1) Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 to our audited financial statements included herein.

(2) The amounts shown in this column reflect amounts paid by us to or on behalf of each named executive officer for medical insurance reimbursement.

(3) Pursuant to Mr. White’s Employment Agreement, $50,000 of his annual salary was deferred for each year of the two-year term beginning August 15, 2017, for a total deferred salary of $100,000. This amount was subsequently deferred for another year and will become due on August 15, 2020. See “Employment and Consulting Agreements with Named Executive Officers” below.

(4) Represents the aggregate grant date fair value of the restricted stock awards granted to Mr. White for his service as a director, calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the restricted stock awards are set forth in Note 1 to our audited financial statements included herein.

(5) The amounts represent consulting fees paid to POC Advisory Group, LLC (“POC”), of which Mr. Goldstein is the managing member.

(6) Ms. Gezerlis was appointed Chief Financial Officer on May 17, 2018. On November 15, 2018, Ms. Gezerlis became a part-time employee of the Company. For 2018, the amounts paid to Ms. Gezerlis also include consulting fees.

Employment and Consulting Agreements with Named Executive Officers

The Company entered into an Employment Agreement, dated as of August 15, 2017, with Patrick White, the Chief Executive Officer of the Company, with an annual salary of $200,000. Mr. White agreed to defer $50,000 each year until August 15, 2019 in order to improve the Company’s liquidity. On August 13, 2019, Mr. White entered into an amendment to his Employment Agreement, extending it for one year at the same base annual salary of $200,000 and deferring the $100,000 he was owed and $50,000 of his current salary until August 15, 2020. In connection with the amendment, the Board granted Mr. White immediately vesting incentive stock options under the 2017 Plan for 500,000 shares of common stock that expires five-years from the date of grant with an exercise price of $0.14 per share. In the event of Mr. White’s termination without cause, Mr. White is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his salary, and a continuation of benefits for six months. In connection with his 2017 Employment Agreement and a Consulting Agreement as of June 2, 2017, he received option grants for 5,000,000 shares of common stock that expire five years from the date of grant with an exercise price of $0.07 per share, and on April 17, 2018, he received options for 2,000,000 shares of common stock which expire five years from the date of grant and have an exercise price of $0.07 per share. All of Mr. White’s stock options are vested. In the event Mr. White is terminated or his title as Chief Executive Officer changes within 12 months following a change in control, Mr. White will be entitled to receive any unpaid salary and expenses, a payment equal to 18 months of his salary at the rate in effect on the date of such termination, and a continuation of benefits for a period of 18 months.

On September 1, 2017, the Company entered into a six-month Consulting Agreement with POC pursuant to which Mr. Keith Goldstein served as our Chief Operating Officer and received a monthly fee of $10,000 per month plus 4% of any sales made by Mr. Goldstein on behalf of the Company. Compensation and equity grants to Mr. Goldstein as described herein, are made to POC on Mr. Goldstein’s behalf. Mr. Goldstein was granted five-year non-plan stock options to purchase 2,000,000 shares of our common stock exercisable at $0.04 per share which options are vested and expire five-years from the date of grant.

On March 1, 2018, the Company amended the Consulting Agreement with Mr. Goldstein, extending it for a one-year term which expired on February 28, 2019. Under the first amendment to the Consulting Agreement Mr. Goldstein received a monthly fee of $12,500 per month. The amendment also terminated Mr. Goldstein’s right to the 4% sales commission. On March 1, 2018, Mr. Goldstein received a grant of five-year options to purchase 1,000,000 shares of our common stock with an exercise price of $0.21 per share that expire on March 1, 2023 and vested on February 28, 2019.

In February 2019, the Company agreed to renew Mr. Goldstein’s Consulting Agreement on a month-to-month basis on the terms of the amendment, pending Board approval of a new agreement. On April 9, 2019, the Company entered into a Second Amendment to the Consulting Agreement pursuant to which Mr. Goldstein is paid a fee of $14,500 per month or $174,000 per year over a two-year term. Mr. Goldstein received a new grant of stock options under the 2017 Plan to purchase 1,000,000 shares of common stock that vest annually in equal increments over a two-year term subject to Mr. Goldstein performing services for the Company as of each applicable vesting date. Any unvested options will vest immediately upon a change of control. The Consulting Agreement, as amended, may be terminated at any time by the Company for cause. If terminated without cause, Mr. Goldstein is entitled to any unpaid fees and any unpaid and accrued expenses.

On May 17, 2018, the Company appointed Ms. Margaret Gezerlis as the Company’s Chief Financial Officer (the “CFO”) and entered into a CFO Consulting Agreement with Ms. Gezerlis under which the Company agreed to pay Ms. Gezerlis a $1,000 signing bonus and a monthly consulting fee of $1,500 per month. Prior to her appointment, Ms. Gezerlis had been an employee of the CFO Squad LLC since February 2018 and had provided services to the Company through her employment at CFO Squad LLC.

On November 15, 2018, the Company entered into an Employment Agreement with Ms. Gezerlis. The Employment Agreement was for an initial term of one year, which automatically renews for additional one year terms until either party gives 30 day notice of non-renewal or otherwise terminates the agreement according to its terms. Under her Employment Agreement. Ms. Gezerlis is entitled to an annual base salary of $84,000 per year as well as a monthly stipend of $1,000 in lieu of benefits. Additionally, pursuant to the Employment Agreement on March 11, 2019, Ms. Gezerlis was granted options to purchase 100,000 shares of common stock at an exercise price of $0.321 per share. The options vest quarterly in equal installments over one year, subject to continued employment. The Employment Agreement can be terminated by the Company for cause or by Ms. Gezerlis for good reason. Additionally, by its terms the Employment Agreement terminates automatically upon a change of control. If terminated by the Company without cause or by Ms. Gezerlis with good reason Ms. Gezerlis is entitled to any accrued and unpaid salary and expenses, a payment equal to 12 months of her then base salary, and six months of benefits. If the Employment Agreement terminates due to a change of control of the Company, Ms. Gezerlis will be entitled to a payment equal to 18 months of her then base salary and 18 months of benefits. If terminated upon the Company giving notice of non-renewal and she remains employed until the end of the respective term, Ms. Gezerlis is entitled to any accrued and unpaid salary and expenses and six months of benefits.

On January 7, 2020, Ms. Gezerlis received a grant of stock options for 200,000 shares of common stock that expire in five-years which are exercisable at $0.0701 per share and vest quarterly over 2020 subject to continued service as an officer on each applicable vesting date.

Other Consulting Agreement

On June 29, 2017, the Company entered into a Consulting Agreement with Norman Gardner. Under the terms of the Consulting Agreement, Mr. Gardner receives a consulting fee of $12,500 per month or $150,000 per year over a three-year term. The Consulting Agreement provides that the Company will reimburse Mr. Gardner for up to $1,000 a month for health insurance and other medical expenses. Also Mr. Gardner received a grant of stock options for 10,000,000 shares of common stock that expire five-years from the date of grant which are exercisable at $0.07 per share and immediately vested. In the event of termination without cause, Mr. Gardner is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his consulting fee, and a continuation of benefits for a period of six-months. The Consulting Agreement further provides for 12 months of severance and health insurance reimbursement if it is terminated without cause and 18 months of severance and health insurance reimbursement upon a change of control if Mr. Gardner terminates the Agreement within one year of the change of control.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

Name (a)	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)
Patrick White	7,000,000			0.07	8/8/2022
	500,000			0.14	8/14/2024
Keith Goldstein	1,000,000(1)			0.2102	3/1/2023
		1,000,000 (2)		0.195	4/5/2024
Margaret Gezerlis	100,000			0.321	11/15/2023

(1) These options are held by POC, of which Mr. Goldstein is the managing member.

(2) Vest in equal annual installments beginning on April 8, 2020.

Compensation of Directors

For 2019, non-employee members of our Board of Directors were compensated as follows:

Director Compensation for the Fiscal Year ended December 31, 2019

Name (a)	Year	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)(2)	All Other Compensation ($)(g)	Total ($)(j)
Norman Gardner	2019	-	15,290	162,000 (3)	177,290
Howard Goldberg	2019	-	84,760	-	84,760
Marshall Geller	2019	-	77,115	-	77,115
Dr. Arthur Laffer	2019	-	55,825	-	55,825
Christopher Gardner	2019	-	34,540	-	34,540
Scott Greenberg	2019	-	1,519	-	1,519
Eugene Robin (4)	2019	-	38,071	-	38,071

(1) Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board of Directors during 2019, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 to our audited financial statements included herein.

(2) Represents grants of restricted common stock in 2019 vesting quarterly over a one-year period, and restricted stock granted in 2018 that vested in 2019.

(3) Mr. Gardner receives a monthly consulting fee of $12,500 and is reimbursed up to $1,000 a month for health insurance and other medical expenses. See “Other Consulting Agreement” above.

(4) Mr. Robin is a former director.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2019.

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2019

Norman Gardner	4,500,000
Christopher Gardner	--
Marshall Geller	--
Howard Goldberg	--
Scott Greenberg	--
Arthur Laffer	--

Equity compensation plan information as of December 31, 2019

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,890,000	$0.16	17,262,500
Equity compensation plans not approved by security holders(2)	9,023,529	0.07	--
Total*	17,913,529	$0.23	17,262,500

(1) As of December 31, 2019, under the VerifyMe, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) and the 2017 Plan grants of restricted stock and options to purchase 2,837,500 shares of common stock have been issued and are unvested or unexercised, and 17,262,500 shares of common stock remain available for grants under the 2013 Plan and the 2017 Plan.

(2) Consists of individual grants to employees and consultants for services rendered to the Company which were not made under the 2013 Plan or the 2017 Plan.

* As of December 31, 2019, under the 2013 Plan and the 2017 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Voting securities and principal holders thereof

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of February 20, 2020, by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: VerifyMe, Inc., Clinton Square, 75 S. Clinton Ave, Suite 510 Rochester, NY 14604 Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Patrick White (2)	7,650,000	6.48%
Common Stock	Keith Goldstein (3)	3,500,000	3.07%
Common Stock	Margaret Gezerlis (4)	150,000	*

Non-Officer Directors:
Common Stock	Christopher Gardner (5)	865,000	*
Common Stock	Norman Gardner (6)	8,964,469	7.76%
Common Stock	Marshall Geller (7)	8,520,000	7.49%
Common Stock	Howard Goldberg (8)	4,899,000	4.34%
Common Stock	Scott Greenberg (9)	365,000	*
Common Stock	Arthur Laffer (10)	1,281,050	1.15%
Common Stock	All directors and executive officers as a group (10 persons)	36,794,519	27.86%

5% Shareholders:
Common Stock	Carl Berg (11)	11,837,500	10.70%

* indicates less than 1%

(1)	Based on 110,638,102 shares of common stock issued and outstanding as of February 20, 2020 adjusted for stock options vested or vesting within 60 days and conversion of outstanding warrants into shares of common stock. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days. As for the 5% shareholders, the Company is relying upon Reports filed by each 5% shareholder with the SEC.

(2)	Patrick White - Consists of 150,000 shares of common stock and 7,500,000 shares of common stock underlying vested stock options held by Mr. White directly.

(3)	Keith Goldstein - Consists of 500,000 shares of common stock underlying stock options exercisable at $0.195 per share held directly by Mr. Goldstein as well as 2,000,000 shares of common stock underlying stock options exercisable at $0.04 per share and 1,000,000 shares of common stock underlying vested stock options exercisable at $0.2102 per share held by POC Advisory Group LLC, an entity that Mr. Goldstein controls.

(4)	Margaret Gezerlis - Consists of 100,000 shares of common stock underlying stock options exercisable at $0.321 per share and 50,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share.

(5)	Christopher Gardner – Consists of 240,000 shares of restricted common stock and 625,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share.

(6)	Norman Gardner - Consists of 4,049,469 shares of common stock, 165,000 shares of common stock underlying stock options exercisable at $0.11 per share, 250,000 shares of common stock underlying stock options exercisable at $0.25 per share, and 4,500,000 stock options exercisable at $0.07 per share held directly by Mr. Gardner. Does not include Mr. Gardner’s minority ownership of an entity that holds 44,820 shares of common stock.

(7)	Marshall Geller - Consists of 445,000 shares of common stock and 625,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share held individually; 2,475,000 shares of common stock underlying warrants exercisable at $0.15 per share and 4,975,000 shares of common stock held by the Marshall & Patricia Geller Living Trust which are beneficially owned by Mr. Geller.

(8)	Howard Goldberg - Consists of 1,884,500 shares of common stock underlying warrants exercisable at $0.15, 625,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share, and 2,422,255 shares of common stock held by Mr. Goldberg.

(9)	Arthur Laffer – Consists of 656,050 shares of common stock and 625,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share.

(10)	Scott Greenberg – Consists of 397,500 shares of restricted common stock and 125,000 shares of common stock underlying vested stock options exercisable at $0.0701 per share.

(11)	Carl Berg - Consists of 495,000 shares of common stock held directly by Mr. Berg and 11,440,000 shares of common stock held by Berg & Berg Enterprises, LLC (“BB”), which are beneficially owned by Mr. Berg, the managing member and primary owner of BB. The address for Mr. Berg and BB is 10050 Bandley Dr., Cupertino CA, 95014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of transactions, since January 1, 2018, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2018 and December 31, 2019, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described in sections of this Report entitled “Employment and Consulting Agreements with Named Executive Officers.”

In February and March 2020 the Company sold $330,000 of the 2020 Debentures and warrants to the following officers and directors of the Company:

Officer/Director	Investment Amount
Christopher Gardner, Director	$50,000
Marshall Geller, Director	$100,000
Scott Greenberg, Director	$20,000
Arthur Laffer, Director	$80,000
Sandy Fliderman, Chief Technology Officer	$80,000(1)

(1) This investment was made by an entity in which Mr. Fliderman is a 51% owner and co-manager.

On January 7, 2020, the Company granted of stock options, vesting quarterly over 2020, to the following officer and directors for services to be rendered in 2020:

Officer/Director	Options	Exercise Price
Margaret Gezerlis, Chief Financial Officer	200,000	$0.0701
Christopher Gardner, Director	500,000	$0.0701
Arthur Laffer, Director	500,000	$0.0701
Marshall Geller, Director	500,000	$0.0701
Howard Goldberg, Director	500,000	$0.0701
Scott Greenberg, Director	500,000	$0.0701

On January 7, 2020, the Company granted of fully vested stock options to the following directors wherein the directors for services rendered in 2019:

Director	Options	Exercise Price
Christopher Gardner, Director	500,000	$0.0701
Arthur Laffer, Director	500,000	$0.0701
Marshall Geller, Director	500,000	$0.0701
Howard Goldberg, Director	500,000	$0.0701

During the year ended December 31, 2019, the Company granted restricted stock awards to six directors of the Company for their services. The restricted stock awards vest in equal quarterly installments in 2020 subject to the directors continuing to provide services for the Company on each applicable vesting date:

Director	Shares
Christopher Gardner, Director	240,000
Scott Greenberg, Director	240,000
Howard Goldberg	240,000
Eugene Robin[1]	240,000
Marshall Geller	240,000
Arthur Laffer	240,000

1Mr. Robin resigned in September 2019 and forfeited 120,000 shares which had not vested.

On June 27, 2018, the Company granted shares of restricted common stock to the then directors of the Company for their services:

Director	Restricted Stock[1]
Patrick White	150,000
Norman Gardner	150,000
Marshall Geller	205,000
Howard Goldberg	280,000
Laurence Blickman, Former Director	235,000
Harvey Eisen, Former Director	210,000
Carl Berg, Former Director	195,000

1These shares are now vested.

In January 2018, we issued 1,749,683 shares and 1,749,683 warrants to purchase common stock at an exercise price of $0.15 per share to entities controlled by Paul Klapper, a former member of our Board, relating to a note payable conversion that took place in June 2017 prior to the time he became a director.

On February 19, 2018, we authorized a warrant reduction program (the “Program”) permitting warrant holders of our outstanding $0.15 warrants to exercise their warrants for $0.10 per share (the “Reduced Price”) under the terms of the Program. We received total gross proceeds of approximately $2,079,345 from the exercise of warrants under the Program at the Reduced Price. Included in the above amounts are gross proceeds of $1,205,458, including $572,000 from Carl Berg, $110,000 from Marshall Geller, $71,500 from Harvey Eisen, and $451,958 from Laurence Blickman, each a director at the time of the exercise.

On March 31, 2018, we entered into the Settlement Agreement with Paul Klapper, who was at the time a member of our Board, and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, we (i) paid a total of $500,000 (the “Settlement Amount”) to a fund controlled by Paul Klapper and an additional party and (ii) issued a total of 1,000,000 shares of our common stock to the fund and a third party (the “Settlement Shares”). The Settlement Agreement provides for the cancellation of certain revenue sharing agreements, as of March 31, 2018, between us and Mr. Klapper (or an affiliate) and the third party, and termination of our obligation to issue Mr. Klapper or his affiliates warrants to purchase 3,700,000 shares of our common stock at an exercise price of $0.40 per share.  As a condition of entering into the Settlement Agreement, we accelerated the vesting of 150,000 shares of restricted common stock held by Mr. Klapper which were part of a 300,000 share grant in August 2017. Mr. Klapper joined the Board on July 14, 2017 and resigned as of March 31, 2018.

On July 31, 2018, a former director, Laurence Blickman, exercised 1,439,524 warrants held by an entity under his control at an exercise price of $0.15 per share for a total price of $215,929.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by MaloneBailey, LLP, our principal accountant, were approved by our Audit Committee. The following table shows the fees paid to MaloneBailey, LLP for the fiscal years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019 ($)	Year Ended December 31, 2018 ($)

Audit Fees –(1)	57,000	44,000
Tax Fees (2)	5,000	5,000
All Other Fees (3)	8,640	3,000
Total	70,640	52,000

———————

(1)	Audit fees –relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Tax fees relate to services performed in connection with the Company’s annual tax return.

(3)	All other fees relate to services rendered in connection with our registration statement filings with the SEC.

We did not incur any audit related fees in fiscal 2019 or 2018.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1(i)	Articles of Incorporation, as amended	10-Q	August 19, 2015	3.1
3.2(ii)	Amended and Restated Bylaws of VerifyMe, Inc.	8-K	August 15, 2017	3.1
4.1	Second Amended Certificate of Designation for Series A Preferred Stock	8-K	June 18, 2015	3.2
4.2	Certificate of Designation for Series B Preferred Stock	8-K	June 18, 2015	3.3
4.3	Certificate of Withdrawal of Certificate of Designation for Series C and D Convertible Preferred Stock	10-Q	May 15, 2018	4.5
4.4	Debenture dated September 18, 2019 with Peak One Opportunity Fund, LP	8-K	September 23, 2019	4.1
4.5	Debenture dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	4.2
4.6	Form of Senior Secured Convertible Debenture	8-K	March 3, 2020	4.1
4.7	Form of Warrant for the Purchase of Shares of Common Stock of VerifyMe, Inc.	8-K	March 3, 2020	4.2
4.8	Description of Capital Stock				Filed
10.1	Securities Purchase Agreement, dated September 18, 2019 with Peak One Opportunity Fund, LP	8-K	September 23, 2019	10.1

10.2	Securities Purchase Agreement, dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	10.2
10.3	Security Agreement, dated September 18, 2019 with Peak One Opportunity Fund, LP	8-K	September 23, 2019	10.3
10.4	Security Agreement, dated September 18, 2019 with TFK Investments, LLC	8-K	September 23, 2019	10.4
10.5	Security Agreement dated February 26, 2020	8-K	March 3, 2020	10.2
10.6	Confidential Settlement Agreement, dated March 31, 2018, among VerifyMe, Inc., Paul F. Klapper, Stephen J. Silver, PFK Development Group, Ltd. and the other parties named therein +	10-K	April 16, 2018	10.30
10.7	Stock Purchase Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein +	10-K	April 16, 2018	10.31
10.8	2017 Equity Incentive Plan	8-K	November 20, 2017	10.1
10.9	Amendment to 2017 Equity Incentive Plan	8-K	April 29, 2019	10.1
10.10	Form of Employment Agreement for Patrick White dated 8/9/17 *	10-K	April 16, 2018	10.17
10.11	Amendment to Employment Agreement with Patrick White dated August 13, 2019*	S-1	October 10, 2019	10.2
10.12	Form of Compensation Agreement with Howard Goldberg dated 10/6/17*	10-K	April 16, 2018	10.18
10.13	Form of Consulting Agreement, as amended with Keith Goldstein dated 09/1/17 *	10-K	April 16, 2018	10.19
10.14	Second Amendment to Consulting Agreement with Keith Goldstein dated April 9, 2019 *	10-Q	August 14, 2019	10.5
10.15	Form of Consulting Agreement with Norman Gardner dated 6/29/17 *	10-K	April 16, 2018	10.20
10.16	Form of Consulting Agreement for Jay Cardwell*	10-K/A	April 17, 2018	10.21
10.17	Registration Rights Agreement, dated March 31, 2018, among VerifyMe, Inc. and the parties named therein	10-K	April 16, 2018	10.32
10.18	Restricted Stock Agreement	10-Q	August 10, 2018	10.1
10.19	Employment Agreement for Margaret Gezerlis*	S-1	October 10, 2019	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
Patrick White Chief Executive Officer and Director
Date: March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer and Director	March 9, 2020
Patrick White	(Principal Executive Officer)

Signature	Title	Date

/s/ Margaret Gezerlis	Chief Financial Officer	March 9, 2020
Margaret Gezerlis	(Principal Financial Officer and
Principal Accounting Officer)

Signature	Title	Date

/s/ Norman Gardner	Chairman of the Board	March 9, 2020
Norman Gardner

Signature	Title	Date

/s/ Chris Gardner	Director	March 9, 2020
Chris Gardner

Signature	Title	Date

/s/ Marshall Geller	Director	March 9, 2020
Marshall Geller

Signature	Title	Date

/s/Howard Goldberg	Director	March 9, 2020
Howard Goldberg

Signature	Title	Date

/s/ Scott Greenberg	Director	March 9, 2020
Scott Greenberg

Signature	Title	Date

/s/ Arthur Laffer	Director	March 9, 2020
Arthur Laffer

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VerifyMe, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 9, 2020

VerifyMe, Inc.

Balance Sheets

	As of
	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,766	$1,673,201
Accounts Receivable	81,113	30,373
Deposits on Equipment	51,494	-
Prepaid expenses and other current assets	31,801	25,781
Inventory	30,158	41,982
TOTAL CURRENT ASSETS	447,332	1,771,337

PROPERTY AND EQUIPMENT
Equipment for lease, net	177,021	-

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$292,587 and $258,294 as of December 31, 2019 and December 31, 2018	218,570	209,049
Capitalized Software Costs, net of accumulated amortization of $0
and $0 as of December 31, 2019 and December 31, 2018	100,231	70,231
TOTAL ASSETS	$943,154	$2,050,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$297,997	$-
Derivative Liability	171,499	-
Accounts payable and other accrued expenses	422,297	411,211
Accrued Payroll	119,041	69,041
TOTAL CURRENT LIABILITIES	1,010,834	480,252

STOCKHOLDERS' EQUITY(DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and
304,778 shares issued and outstanding as of December 31, 2018	-	305

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of December 31, 2019 and	-	-
December 31, 2018

Common stock of $.001 par value; 675,000,000 authorized; 111,893,779 and 102,553,706 issued, 111,543,239 and 102,203,166 shares outstanding as of December 31, 2019 and December 31, 2018	111,544	102,203

Additional paid in capital	61,705,514	60,844,796

Treasury stock as cost (350,540 shares at December 31, 2019 and December 31, 2018)	(113,389)	(113,389)

Accumulated deficit	(61,771,349)	(59,263,550)

STOCKHOLDERS' EQUITY (DEFICIT)	(67,680)	1,570,365

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$943,154	$2,050,617

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.
Statements of Operations

	Year Ended
	December 31, 2019	December 31, 2018

NET REVENUE
Sales	$244,748	$74,884

COST OF SALES	45,059	28,802

GROSS PROFIT	199,689	46,082

OPERATING EXPENSES
General and administrative (a)	1,358,748	1,585,329
Legal and accounting	246,255	416,772
Payroll expenses (a)	469,031	316,837
Research and development	5,119	187,655
Sales and marketing (a)	553,109	135,290
Total Operating expenses	2,632,262	2,641,883

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,432,573)	(2,595,801)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	(96,891)	6,664
Change in fair value of embedded derivative	21,665	-
Gain on derecognition of note payable and accrued interest	-	83,667
Settlement agreement with shareholders	-	(779,000)
Gain on accounts payable forgiveness	-	352,008
	(75,226)	(336,661)

NET LOSS	$(2,507,799)	$(2,932,462)

LOSS PER SHARE
BASIC	$(0.02)	$(0.03)
DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	107,455,581	93,851,170
DILUTED	107,455,581	93,851,170

(a)	Includes share-based compensation of $799,654 and $828,203 for the year ended December 31, 2019 and 2018, respectively

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.
Statements of Cash Flows

	Year Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,507,799)	$(2,932,462)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	138,442	44,120
Fair value of options in exchange for services	422,682	329,193
Fair value of restricted stock and restricted stock units issued in exchange for services	238,530	454,890
Gain on accounts payable forgiveness	-	(352,008)
Share-based payment for settlement agreement with shareholders	-	279,000
Gain on derecognition of note payable and accrued interest	-	(83,667)
Amortization of debt discount	99,954	-
Change in Fair Value of Embedded Derivative	(21,665)	-
Amortization and depreciation	34,294	20,963
Changes in operating assets and liabilities:
Accounts Receivable	(50,740)	(30,373)
Inventory	11,824	(41,982)
Prepaid expenses and other current assets	(6,020)	(7,113)
Accounts payable and accrued expenses	61,086	(57,275)
Net cash used in operating activities	(1,579,412)	(2,376,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents and Trademarks	(43,815)	(38,505)
Purchase of Equipment for lease	(177,021)	-
Deposits on Equipment	(51,494)	-
Capitalized Software Costs	(30,000)	(70,231)
Net cash used in investing activities	(302,330)	(108,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt, net of costs	461,307	-
Proceeds from exercise of warrants	-	2,312,005
Proceeds from sale of common stock	-	1,153,645

Net cash provided by financing activities	461,307	3,465,650

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,420,435)	980,200
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,673,201	693,001

CASH AND CASH EQUIVALENTS - END OF PERIOD	$252,766	$1,673,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$6,096	$400
Series B Convertible Preferred Stock converted to common stock	$-	$599
Cashless Exercise of Stock Options	$-	$4,028
Cashless Exercise of Warrants	$72	$183
Common Stock issued in relation to convertible debt	$70,100	$-
Recognition of embedded derivative liability recorded as debt discount	$193,164	$-
Common Stock and Warrants Issued for Common Stock Payable	$-	$122,478

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Stockholders' Equity (Deficit)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2017	324,778	325	0.92	-	53,523,332	53,522	56,198,126	(113,389)	(56,331,088)	(192,504)
Conversion of Series A Convertible Preferred Stock	(20,000)	(20)	-	-	400,000	400	(380)	-	-	-
Conversion of Series B Convertible Preferred Stock	-	-	(0.07)	-	599,362	599	(599)	-	-	-
Sale of common stock	-	-	-	-	15,906,168	15,906	1,137,739	-	-	1,153,645
Settlement Agreement	-	-	-	-	1,000,000	1,000	278,000	-	-	279,000
Conversion of notes payable	-	-	-	-	1,749,683	1,750	120,728	-	-	122,478
Cash Exercise of Warrants	-	-	-	-	22,432,184	22,432	2,289,573	-	-	2,312,005
Cashless Exercise of Warrants	-	-	-	-	182,659	183	(183)	-	-	-
Cashless Exercise of Stock Options		-	-	-	4,027,778	4,028	(4,028)	-	-	-
Fair value of stock option	-	-	-	-	-	-	329,193	-	-	329,193
Restricted Stock awards and Restricted Stock Units	-	-	-	-	2,212,500	2,213	452,677	-	-	454,890
Common stock and warrants issued for services	-	-	-	-	169,500	170	43,950			44,120
Warrant Forfeiture							-			-
Net loss	-	-	-	-	-	-	-	-	(2,932,462)	(2,932,462)
Balance at December 31, 2018	304,778	305	0.85	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2018	304,778	305	0.85	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(304,778)	(305)	-	-	6,095,569	6,096	(5,791)	-	-	-
Cashless Exercise of Warrants					71,774	72	(72)	-	-	-
Fair value of stock options	-	-	-	-	-	-	422,682	-	-	422,682
Restricted Stock awards	-	-	-	-	1,000,000	1,000	237,530	-	-	238,530
Common stock issued for services	-	-	-	-	1,172,730	1,173	137,269	-	-	138,442
Common stock issued in relation to bridge financing	-	-	-	-	1,000,000	1,000	69,100	-	-	70,100
Net loss	-	-	-	-	-	-	-	-	(2,507,799)	(2,507,799)
Balance at December 31, 2019	-	-	0.85	-	111,543,239	111,544	61,705,514	(113,389)	(61,771,349)	(67,680)

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

The Company is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. Leveraging the Company’s covert luminescent pigment, RainbowSecure®, which the Company began commercializing in 2018, it has also developed the patent pending VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” The Company has not yet derived any revenue from the VeriPAS™ software system and has derived minimal revenue from the sale of our RainbowSecure® technology.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, secured convertible debentures, embedded derivative liability and warrant liability. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

VerifyMe, Inc.

Notes to the Financial Statements

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $0 and $0 for allowance for doubtful accounts as of December 31, 2019 and 2018, respectively.

Concentration of Credit Risk Involving Cash and Cash Equivalents

The Company’s cash and cash equivalents are held at one financial institution. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Inventory

Inventory principally consists of canisters and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value.

VerifyMe, Inc.

Notes to the Financial Statements

Patents and Trademarks

Our current patent and trademark portfolios consist of 9 granted US patents and one granted European patent validated in four countries, four pending US and foreign patent applications, four registered US trademarks, one EU foreign registration one and Colombian foreign registration, and seven pending US and foreign trademark applications. Our registered patents expire between the years 2019 and 2033. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years.

Equipment for Lease

Equipment for lease principally consists of costs associated with the development, certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. These technologies are leased to customers typically for a period of one year in length with automatically renewable leases cancellable by either party by written notice provided 90 days in advance. We examined the effect of ASU No. 2016-02- “Lease (Topic 842)” and determined the impact is not material. Our policy is to capitalize the costs related to this equipment and depreciate on a straight-line basis over the estimated lives of the equipment which was determined to be 5 years. As the equipment became available at the end of 2019, there is $0 depreciation for each of the years ended December 31, 2019 and 2018, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market which started in January 2020. Capitalized software development costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. During the years ended December 31, 2019 and 2018, the Company capitalized $30,000 and $70,231, respectively, for capitalized software. As the capitalized software became available at the beginning of 2020, there is $0 amortization for each of the years ended December 31, 2019 and 2018.

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

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. During the year ended December 31, 2019, the Company did not incur any charges related to related parties. During the year ended December 31, 2018, the Company incurred $30,000 related to consulting services performed by a then Director of the Board included in general and administrative on the Statement of Operations.

Derivative Instruments

The Company evaluates its convertible debt, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguish by Liabilities from Equity” (FASB ASC 480), and FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

VerifyMe, Inc.

Notes to the Financial Statements

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

In connection with issuance of the Debentures, described in Note 5 – Convertible Debt, if any portion of the Debentures are outstanding on the 181st calendar day after the Effective Date, the Company could become contingently obligated to issue shares potentially in excess of its authorized share limit. Consequently, the ability to settle these obligations with shares would be unavailable causing these and other share-settled obligations to potentially be settled in cash. The Company applies a sequencing policy regarding share settlement wherein equity-linked financial instruments with the earliest issuance date would be settled first. Thus, all equity-linked financial instruments, which are convertible or exercisable into common stock, issued concurrent or subsequent to the Debentures are classified as derivative liabilities, with the exception of instruments related to employee share-based compensation.

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

During the year ended December 31, 2019, the Company’s revenues were primarily made up of revenue generated from printing labels with the Company’s technology.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

VerifyMe, Inc.

Notes to the Financial Statements

Stock-based Compensation

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $6,125 and $3,987 for the years ended December 31, 2019 and 2018, respectively, and are included in Sales and Marketing on the Statement of Operations.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2019 and 2018 were $5,119 and $187,655, respectively.

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

For the years ended December 31, 2019 and 2018, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the year ended December 31, 2019 there were approximately 51,099,000 anti-dilutive shares consisting of 21,963,000 anti-dilutive shares relating to warrants, 17,914,000 relating to options, 7,222,000 relating to preferred share agreements and 4,000,000 relating to convertible debentures.  For the year ended December 31, 2018 there were approximately 54,173,000 anti-dilutive shares consisting of 22,241,000 anti-dilutive shares relating to warrants, 18,614,000 relating to options and 13,318,000 relating to preferred share agreements.

VerifyMe, Inc.

Notes to the Financial Statements

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

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and raising additional capital through incurrence of debt and the sale of our common stock and other equity securities. The Company’s business plans are dependent on the ability to raise capital through private placements of the Company’s common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through the future public offerings of our securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company needs to raise additional funds in the future in order to remain operational past that date.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 2 – EQUIPMENT FOR LEASE

During the years ended December 31, 2019 and 2018, the Company capitalized $177,021 and $0, respectively, in connection with the certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. The Company will depreciate the equipment for lease over its useful life of five years. As the equipment became available at the end of 2019, there is $0 depreciation for each of the years ended December 31, 2019 and 2018, respectively.

NOTE 3 – PATENTS AND TRADEMARKS

During the years ended December 31, 2019 and 2018, the Company capitalized $43,815 and $38,505, respectively, for patent costs and trademarks. Amortization and impairment expense for patents and trademarks was $34,294 and $20,963 for the years ended December 31, 2019 and 2018, respectively.

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31
US	2019	2018

Income before income taxes	$(2,508)	$(2,932)
Taxes under statutory US tax rates	(527)	(616)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	529	(92)
All other	72	857
State taxes	(74)	(149)
Income tax expense	$-	$-

The increase in the Company's net increase in the valuation allowance was caused by continued net operating losses from ongoing operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
US
Net operating loss	$8,545	$8,316
Share based compensation	725	447
Reserves and accruals	2	(21)
Gross deferred tax assets	9,272	8,742

Less valuation allowance	(9,272)	(8,742)
Total deferred tax assets	-	-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

VerifyMe, Inc.

Notes to the Financial Statements

As of December 31, 2019, the Company had federal and state net operating loss carry forwards of $37.8 million and $11.4 million, respectively that may be offset against future taxable income, subject to limitation under IRC Section 382, which begin to expire in 2020.  No tax benefit has been reported in the December 31, 2019 or 2018 financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

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

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2019 and December 31, 2018, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018.

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

There are no taxes payable as of December 31, 2019 or December 31, 2018.

NOTE 5- CONVERTIBLE DEBT

December 31, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$600,000
Debt discount	(401,957)
Amortization of Debt Discount	99,954
Carrying value of convertible notes	297,997
Total short-term carrying value of Convertible Debentures	$297,997

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2018	$-
Fair value of derivative liability at issuance recorded as debt Discount	193,164
Change in fair value of derivative liability	(21,665)
Fair value of derivative liability, December 31, 2019	$171,499

VerifyMe, Inc.

Notes to the Financial Statements

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

In connection with the Bridge Financing, each of the Purchasers received commitment fees of $5,000 and 500,000 restricted shares (the “Commitment Shares”) of our common stock. The placement agent for the Debentures received a cash fee of 8% of the gross proceeds received at each closing and is entitled to receive 300,000 warrants convertible to 300,000 shares of common stock with an exercise price of $0.15 for a five- year term.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

December 31, 2019
Stock price	$0.07 - $0.10
Terms (years)	0.72 – 1.00
Volatility	153.9% - 195.7%
Risk-free rate	1.60% - 1.87%
Probability of QPI	50%

As of December 31, 2019, the Company’s warrants issuable to the Company’s placement agent in relation to the Debentures were treated as derivative liabilities and changes in the fair value were recognized in earnings. These Common Stock purchase warrants did not trade on an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes method and the following assumptions:

	December 31, 2019	December 31, 2018
Closing trade price of Common Stock	$0.07	$-
Intrinsic value of conversion option per share	$0.07	$-

	December 31, 2019	December 31, 2018
Annual Dividend Yield	0.0%	-
Expected Life (Years)	5	-
Risk-Free Interest Rate	1.68%-1.69%	-
Expected Volatility	445.01%-453.08%	-

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

The Company recorded a total of $401,957 debt discount upon the closing of Convertible Debt, including the $171,425 fair value of the embedded derivative liability, $70,100 fair value of the common stock issued, $78,693 of direct transaction costs incurred, $21,739 related to warrants issuable to the placement agent, and $60,000 original issue discount. The debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the Debentures was $99,954 for the year ended December 31, 2019 and was included in interest expense in the accompanying Statements of Operations.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 6 – CONVERTIBLE PREFERRED STOCK

The Company has outstanding Series A Preferred Stock (the “Series A”) and Series B Preferred Stock (the “Series B”). As of December 31, 2019, there were 37,564,767 authorized and 0 outstanding shares of Series A and 85 authorized and 0.85 outstanding shares of Series B. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B have beneficial ownership limitations.

Series A Convertible Preferred Stock

During the year ended December 31, 2019, 304,778 shares of Series A Convertible Preferred Stock were converted into 6,095,569 shares of the Company’s common stock.

During the year ended December 31, 2018, 20,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of the Company’s common stock.

Series B Convertible Preferred Stock

During the year ended December 31, 2019, there were no conversions of Series B Convertible Preferred Stock into shares of the Company’s common stock.

During the year ended December 31, 2018 0.07 shares of Series B Convertible Preferred Stock were converted into 599,362 shares of the Company’s Common Stock.

NOTE 7 – STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018, the Company expensed $0 and $8,625, respectively, relative to restricted stock units.

For the years ended December 31, 2019 and 2018, the Company expensed $238,530 and $446,265, respectively, relative to restricted stock awards.

During the year ended December 31, 2019, the Company granted a total of 1,200,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vest in equal quarterly installments over a one-year period. On February 27, 2019, three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 320,000 shares related to the portion of the unvested restricted stock awards these directors had received. On September 18, 2019 a director resigned from the Company’s Board of Directors, effective immediately, resulting in a cancellation of 120,000 related to the portion of unvested restricted stock awards this director had received. In December 2019, the Company issued 240,000 shares of restricted common stock to a director, for joining the Board of Directors.

On March 15, 2019, the Company engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the "Agreement"). Pursuant to the Agreement, the Company agreed to pay in advance of services a monthly fee of $5,000 in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the 1st or preceding day of each month, if the 1st were to fall on a weekend or holiday. However, if the stock were to trade below $0.15, the calculation would be based on $0.15. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the year ended December 31, 2019, the Company issued 292,730 shares of restricted common stock for a total expense of $35,870 related to these services.

Effective July 31, 2019, the Company engaged an advisor to provide consulting services to the Company’s Board of Directors. The Company issued 200,000 shares of restricted common stock during the year ended December 31, 2019 in related to this to this engagement for a value of $19,000.

Effective July 15, 2019, the Company engaged an advisor for sales and marketing purposes. During the year ended December 31, 2019, the Company issued 680,000 shares of restricted common stock for a value of $83,572.

On May 29, 2019, a former director completed a cashless exercise of 200,000 warrants and was issued 71,774 shares of the Company’s common stock. See Note 8 – Stock Options, Restricted Stock and Warrants.

VerifyMe, Inc.

Notes to the Financial Statements

On September 19, 2019, in connection with the Bridge Financing, the Company issued a total of 1,000,000 restricted shares of common stock with a fair value of $70,100. See Note 5 – Convertible Debt.

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

On August 9, 2017, the Company granted 300,000 shares of restricted common stock to each of six non-employee directors and one attorney vesting quarterly over one year. The common stock was measured at fair value at the grant date and expensed based on the vesting schedule. Common stock related to the Company’s attorney were revalued as of the year end. During the year ended December 31, 2018, $111,105 compensation expense was recorded in relation to these awards. As of December 31, 2018, there was $0 unrecognized compensation cost related to these shares of restricted common stock.

During the year ended December 31, 2018, 37,500 restricted stock units were vested in relation to a consulting service agreement and a total of $8,625 was expensed.

During the year ended December 31, 2018, the Company granted a total of 600,000 restricted stock awards to two directors of the Company, each receiving 300,000 shares of restricted common stock, for joining the Board of Directors. On April 25, 2018 the Company approved the immediate vesting of all of the Company’s outstanding restricted common stock issued in 2017 and 2018 to non-employee directors of the Company. During the year ended December 31, 2018, $160,500 compensation expense was recorded in relation to this issuance. As of December 31, 2018, there was $0 unrecognized compensation cost related to these shares of restricted common stock.

During the year ended December 31, 2018, the Company granted a total of 1,425,000 shares of restricted common stock to the directors and the Chief Executive Officer of the Company for their services and vesting quarterly over a one-year period and 150,000 shares to one attorney, vesting immediately. During the year ended December 31, 2018, $174,660 compensation expense was recorded in relation to this issuance. As of December 31, 2019, there is $0 unrecognized compensation cost related to these shares of restricted common stock.

In January 2018, the Chairman of the Board of Directors, made a cashless exercise of 5,000,000 options related to services in 2017, whereby the Chairman disposed of 972,222 shares to the Company as part of his exercise, amounting to an issuance of 4,027,778 shares, see Note 8.

In 2017, the Company conducted a private placement offering with a maximum offering amount of $2,100,000 comprised of units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share. In relation to the 2017 private placement with a maximum offering amount of $2,100,000 allowing investors to purchase units consisting of 715,000 shares of common stock and 715,000 five-year warrants exercisable at $0.15 per share, the Company’s Board of Directors increased the size of the private placement by an additional amount beyond the $2,100,000 limit. During the year ended December 31, 2018 the Company raised gross proceeds of $1,153,645 for the purchase of 16,513,311 shares of common stock and 16,513,311 warrants. Of these amounts, gross proceeds of $530,777 for the purchase of 7,590,111 shares of common stock and 7,590,111 warrants related to current and then directors and relatives of the directors of the Company.

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

VerifyMe, Inc.

Notes to the Financial Statements

On March 31, 2018, the Company entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Paul Klapper, a member of the Company’s Board, Stephen Silver, PFK Development Group, Ltd. (“PFKD”) and certain other parties named in the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the Company (i) paid a total of $500,000 (the “Settlement Amount”) to PFKD and Mr. Silver and (ii) issued them each 500,000 shares of the Company’s common stock (the “Settlement Shares”). The shares were valued at $279,000 whereby $139,500 related to common stock issued to a related party and $139,500 related to common stock issued to a third party. The Settlement Agreement provides for cancellation as of March 31, 2018 of certain revenue sharing agreements between the Company and each of Mr. Klapper, Mr. Silver and PFKD, and terminates the Company’s obligation to issue warrants to purchase 3.7 million shares of the Company’s common stock at an exercise price of $0.40 per share. During the year ended December 31, 2018, 1,749,683 shares of common stock and 1,749,683 of warrants were issued to Mr. Klapper in relation to a conversion of a note payable upon conversion for $120,000 principal and $2,478 accrued interest. During the year ended December 31, 2018, those shares of common stock and warrants were issued and delivered. Pursuant to ASC 470-50- 40 Modifications and Extinguishments, the Company assessed the nature of the transaction and based on its assessment concluded it is a capital transaction in essence, and as such accounted for it through Additional Paid-In Capital with no gain or loss recognized in the Income Statement during the year ended. Mr. Klapper joined the Board of Directors on July 14, 2017 and resigned as of March 31, 2018.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2019 and 2018:

	2019	2018

Risk Free Interest Rate	2.14%	2.30%
Expected Volatility	436.22%	200.50%
Expected Life (in years)	5.0	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.25	$0.17

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2019 and 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value (in 000’)
	Shares	Exercise Price	(in years)	(1)

Balance as of December 31, 2017	22,013,529	$0.11

Granted	1,600,000	0.27
Exercised	(5,000,000)	0.07

Balance December 31, 2018	18,613,529	$0.14

Granted	1,500,000	$0.18
Forfeited/cancelled	(2,200,000)	$0.34

Balance December 31, 2019	17,913,529	$0.12	2.9

Vested and Exercisable at December 31, 2019	16,913,529	$0.11	2.8	$60

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period. During the years ended December 31, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $59,800 and $2,113,368, respectively.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2019 and 2018:

	Unvested Options
		Weighted -
		Average
	Number of	Grant
	Unvested Options	Date Exercise Price

Balance December 31, 2017	2,666,667	$0.06

Granted	1,600,000	0.27

Vested	(2,250,001)	0.10

Balance December 31, 2018	2,016,666	$0.18

Granted	1,500,000	0.18

Vested	(2,516,666)	0.17

Balance December 31, 2019	1,000,000	$0.20

During the year ended December 31, 2019, the Company amended the Consulting Agreement it has with its Chief Operating Officer and granted him options to purchase 1,000,000 shares of common stock with an exercise price of $0.195 that vest annually in equal increments over a two-year period.  Additionally, during the year ended December 31, 2019, the Company amended the Chief Operating Officer’s consulting agreement to provide, among other things, for a monthly consulting fee of $14,500 for services provided and to extend the term of the consulting agreement to March 1, 2021.

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

During the year ended December 31, 2019, the Company recorded the forfeiture of 2,200,000 options awarded to employees that are no longer with the Company and whose exercise period has expired.

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

For the years ended December 31, 2019 and 2018, the Company expensed $422,682 and $329,193, respectively, related to the options.

As of December 31, 2019, there was $87,913 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.7 years.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2019 and 2018:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance, December 31, 2017	32,292,580	$0.30
Issued	18,727,769	0.15
Exercised	(22,809,908)	0.11
Expired	(1,019,608)	0.07
Cancelled/Forfeited	(4,950,000)	0.40

Balance, December 31, 2018	22,240,833	$0.31
Issued	300,000	0.15
Exercised	(200,000)	0.15
Expired	(78,226)	0.26

Balance, December 31, 2019	22,262,608	$0.31	2.8	-

Exercisable at December 31, 2019	22,262,608	$0.31	2.8	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0699 for our common stock on December 31, 2019.

All warrants were vested on the date of grant.

In May 2019, a former director made a cashless exercise of 200,000 warrants, whereby the warrant holder disposed of 128,226 shares of common stock to the Company as part of this exercise, amounting to an issuance of 71,774 shares of common stock.

In January 2018, the Company issued 1,749,683 shares of common stock and 1,749,683 warrants with an exercise price of $0.15 to Mr. Klapper, a former director, relating to the Note payable conversion that took place in June 2017.  Additionally, 3,700,000 warrants were forfeited.

In connection with the Bridge Financing in September 2019, the placement agent for the Debentures is entitled to receive 300,000 warrants convertible to 300,000 shares of common stock with an exercise price of $0.15 for a five- year term. See Note 5 – Convertible Debt.

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

VerifyMe, Inc.

Notes to the Financial Statements

In October 2018, a warrant holder, made a cashless exercise of 11,678 warrants, whereby the warrant holder disposed of 4,680 shares to the Company as part of this exercise, amounting to an issuance of 6,998 shares.

During the year ended December 31, 2018 an additional 1,250,000 warrants were forfeited in relation to a note payable conversion occurring in the prior year.

NOTE 9– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Embedded derivative liability related to Debentures	$-	$-	$151,215	$151,215	$-	$-	$-	$-
Derivative liability related to fair value of warrants	-	-	20,284	20,284	-	-	-	-

Total	$-	$-	$171,499	$171,499	$-	$-	$-	$-

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2019.

NOTE 10 – DEBT FORGIVENESS

During the year ended December 31, 2018 the Company negotiated with certain vendors regarding balances outstanding for prior year services resulting in a Gain on accounts payable forgiveness included in the Statement of Operations for $352,008. During the year ended December 31, 2019 there was $0 recorded as gain on accounts payable forgiveness.

NOTE 11 – OPERATING LEASES

For the year ended December 31, 2019 and 2018, total rent expense under leases amounted to $14,746 and $12,395, respectively. The current lease is for a period less than a year and falls outside of the scope of Lease (Topic 842). At December 31, 2019, the Company was not obligated under any non-cancelable operating leases.

NOTE 12 – MAJOR CUSTOMERS/VENDORS

During the year ended December 31, 2019, two customers accounted for 97% of total sales.  During the year ended December 31, 2018, four customers accounted for 100.0% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2019 and 2018, the Company purchased 100.0% of pigment from one vendor. Additionally, during the years ended December 31, 2019 and 2018, the Company purchased 100.0% of canisters from one vendor.

As of December 31, 2019, two customers accounted for 97% of total accounts receivable.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On January 15, 2020 the Company has received a Notice of Allowance for the Company’s U.S. Patent Application relating to the Company’s Invisible QR code and Smartphone reading system.

In January 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

Effective January 2020, the Company awarded its Chief Financial Officer 200,000 Incentive Stock Options with an exercise price of $0.0701 vesting quarterly over a one-year period and expiring on January 7, 2025.

Effective January 2020, the Company awarded four Directors 2,000,000 Non-Qualified Options for services rendered to the Company in 2019 with an exercise price of $0.0701 vesting immediately and expiring on January 7, 2025.

Effective January 2020, the Company awarded five of its Directors 2,500,000 Non-Qualified Options for services to be rendered to the Company in 2020 with an exercise price of $0.0701 vesting quarterly over a one-year period and expiring on January 7, 2025.

The Company entered into an agreement with a non-exclusive financial advisor and placement agent for a term of twelve months commencing in January 2020. Upon execution of the agreement, the Company issued 250,000 fully vested restricted shares of the Company’s common stock. In relation to this agreement, the Company is subject to a success fee as follows:

Cash Compensation Fees for Equity or Hybrid Equity Capital Raises

•	10% of the amount for any equity or hybrid equity capital raised up to $1,000,000
•	8% of the amount for any equity or hybrid equity capital raised up to $5,000,000
•	6% of the amount for any equity or hybrid equity capital raised over $5,000,000

Cash Compensation Fees for Debt Financing

•	125,000 fully vested restricted shares of the Company’s common stock for purchases of debt that is not convertible into equity, within the greater of a two-year period commencing in January 2020 or within twelve months after the termination of the agreement

Restricted Stock Fees for Capital Raise

•	Restricted shares of the Company’s common stock equal to 4% of the capital raised divided by the last reported closing price of the stock on the date of close.

On March 6, 2020, in connection with this agreement a cash compensation of $152,960 was made by the Company and an additional 614,205 shares of the Company’s common stock were issued.

In February 2020, the Company entered into an agreement with a non-exclusive financial advisor and placement agent terminating the later of April 30, 2020 or upon closing of a successful private placement. The agreement will automatically extend for periods of thirty days until terminated in writing. The Company has agreed to pay 10% of the gross proceeds raised by the financial and placement agent and agrees to issue an amount of restricted shares equal to 4% of the total securities sold in the private placement divided by the last reported closing price of the stock on the closing date of the private placement. On March 6, 2020, in connection with this agreement a cash compensation of $25,000 was made by the Company and 96,154 shares of the Company’s common stock were issued.

VerifyMe, Inc.

Notes to the Financial Statements

On January 30, 2020 the Company issued an unsecured promissory note payable to a shareholder of the Company with a face value of $75,000 and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75,000 promissory note which was to become due in March 2020 purchased $80,000 of the 2020 Debentures and warrants, which he paid by exchanging his note and paying an additional $5,000. This is included in the $1,992,000 gross proceeds raised.

In January 2020 the Company authorized a non-binding convertible debenture stock financing (“the Offering”) with an annual 10% cumulative interest rate and a conversion price per share of $0.08. In relation to the Offering the Company authorized a minimum offering amount of $900,000 and a maximum offering amount of $2,000,000. The Offering will terminate on the first to occur of: (1) February 28, 2020, (2) the date of the acceptance of subscriptions for the maximum offering amount, or (3) the date the Offering is terminated by the Company. The Company reserves the right to extend the Offering in its sole discretion.

The Company’s capital structure after the initial closing will have no outstanding variably-priced convertible instruments on its Balance Sheets. Any outstanding debt held by officers or directors of the Company will be exchanged for convertible debentures upon initial closing. The new convertible debenture will have secured position on all IP and Patents of the Company along with a blanket lien on all assets until such time the debenture is paid in full or converted in full.

The 2020 Debentures shall automatically convert into shares of the Company’s common stock, par value $0.001 per share upon the earliest to occur of (i) the commencement of trading of the Common Stock on the NASDAQ, New York Stock Exchange or NYSE American (an “Uplist”) at the Uplist Conversion Price; or (ii) at any time the minimum bid price of the Common Stock exceeds $0.50 per share for twenty (20) consecutive trading days and the average trading volume during the 10 trading days prior to the conversion is at least 100,000 shares and the shares are registered under an Effective Registration Statement or the shares are salable under Rule 144. The “Uplist Conversion Price” will be the lesser of $0.08 or a 30% discount to the public offering price a share of Common Stock is offered to the public in a securities offering resulting in the listing of the Common Stock on the NASDAQ, New York Stock Exchange or NYSE American.

The convertible debentures shall be convertible, at any time, at the option of the holder, into shares of Common Stock, at a fixed conversion price equal to $0.08.

The Company shall issue a warrant (“Warrant”) to purchase the number of shares equal to the principal amount of the convertible debentures divided by .08. Each Warrant has a three-year (3) term and is immediately exercisable at an exercise price of $0.15 per share. If at any time after six months following the issuance date and prior to the expiration date the Company fails to maintain an effective registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of Common Stock underlying the Warrants, the Warrant may be exercised by means of a “cashless exercise,” until such time as there is an effective Registration Statement. Each warrant will contain customary adjustment provisions in the event of a stock split, reverse stock split or recapitalization.

On March 6, 2020 the Company completed the closing of the 2020 Debentures and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and warrants to purchase shares of the Company’s common stock. Of this amount, $330,000 were received from four directors and an entity in which one officer of the Company is a majority owner. From this sale, the Company received $1,814,040 after the payment of commissions and fees. The Company used $750,000 of the net proceeds to redeem the existing convertible debentures prior to maturity, with a face value of $600,000 and an early redemption fee of $150,000.

In connection to the 2020 Debentures, the Company issued 24,900,000 three-year warrants to the purchasers. The warrants have an exercise price of $0.15 per share, and may be exercised cashlessly if the Company fails to maintain an effective registration statement at any time beginning six months after issuance. Of this amount 4,125,000 warrants were issued to four directors and an entity in which one officer of the Company is a majority owner.

In February 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

