Form 10-Q
period 2020-03-31
VerifyMe, Inc.
filed 2020-05-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:114,511,930 shares of common stock outstanding at May 13, 2020.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$885,622	$252,766
Accounts Receivable	66,208	81,113
Deposits on Equipment	-	51,494
Prepaid expenses and other current assets	46,801	31,801
Inventory	41,158	30,158
TOTAL CURRENT ASSETS	1,039,789	447,332

PROPERTY AND EQUIPMENT
Equipment for Lease, net of accumulated depreciation of
$11,435 and $0 as of March 31, 2020 and December 31, 2019	239,149	177,021

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$299,220 and $292,587 as of March 31, 2020 and December 31, 2019	218,983	218,570
Capitalized Software Costs, net of accumulated amortization of
$5,011 and $0 as of March 31, 2020 and December 31, 2019	95,220	100,231
TOTAL ASSETS	$1,593,141	$943,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$-	$297,997
Derivative Liability	-	171,499
Accounts payable and other accrued expenses	427,828	422,297
Accrued Payroll	131,507	119,041
TOTAL CURRENT LIABILITIES	559,335	1,010,834

LONG – TERM LIABILITIES
Convertible Debt, net of unamortized debt discount	$103,305	$-
Related Party Convertible Debt, net of unamortized debt discount	20,512	-
TOTAL LONG – TERM LIABILITIES	123,817	-

TOTAL LIABILITIES	$683,152	$1,010,834

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and
0 shares issued and outstanding as of December 31, 2019	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of March 31, 2020 and	-	-
December 31, 2019

Common stock of $.001 par value; 675,000,000 authorized; 112,920,804 and 111,893,779 issued, 112,570,264 and 111,543,239 shares outstanding as of March 31, 2020 and December 31, 2019	112,570	111,544

Additional paid in capital	63,774,320	61,705,514

Treasury stock as cost (350,540 shares at March 31, 2020 and December 31, 2019)	(113,389)	(113,389)

Accumulated deficit	(62,863,512)	(61,771,349)

STOCKHOLDERS' EQUITY (DEFICIT)	909,989	(67,680)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,593,141	$943,154

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

NET REVENUE
Sales	$91,846	$46,454

COST OF SALES	16,802	14,767

GROSS PROFIT	75,044	31,687

OPERATING EXPENSES
General and administrative (a)	570,582	232,682
Legal and accounting	36,551	62,364
Payroll expenses (a)	93,995	104,789
Research and development	-	3,643
Sales and marketing (a)	42,910	143,143
Total Operating expenses	744,038	546,621

LOSS BEFORE OTHER INCOME (EXPENSE)	(668,994)	(514,934)

OTHER (EXPENSE) INCOME
Interest (expenses) income, net	(142,665)	1,628
Loss on Extinguishment of debt	(280,504)	-
TOTAL OTHER (EXPENSE) INCOME	(423,169)	1,628

NET LOSS	$(1,092,163)	$(513,306)

LOSS PER SHARE
BASIC	$(0.01)	$(0.01)
DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	112,014,233	94,092,049
DILUTED	112,014,233	94,092,049

(a)	Includes stock-based compensation of $322,629 and $89,085 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,092,163)	$(513,306)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	40,234	-
Fair value of options in exchange for services	217,605	123,711
Fair value of restricted stock awards issued in exchange for services	64,790	(34,626)
Loss on Extinguishment of Debt	280,504	-
Amortization of debt discount	123,817	-
Amortization and depreciation	23,078	5,707
Changes in operating assets and liabilities:
Accounts Receivable	14,905	2,111
Deposits on Equipment	-	(163,090)
Inventory	(11,000)	11,608
Prepaid expenses and other current assets	(15,000)	(4,200)
Accounts payable and accrued expenses	17,997	(21,096)
Net cash used in operating activities	(335,233)	(593,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(7,045)	(24,435)
Purchase of Equipment for Lease	(22,069)	-
Net cash used in investing activities	(29,114)	(24,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Bridge Financing and early redemption fee	(750,000)	-
Proceeds from convertible debt, net of costs	1,747,203	-

Net cash provided by financing activities	997,203	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	632,856	(617,616)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,766	1,673,201

CASH AND CASH EQUIVALENTS - END OF PERIOD	$885,622	$1,055,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Series A Convertible Preferred Stock converted to common stock	$-	$800
Relative fair value of common stock issued in connection with 2020 Debentures	$34,412	$-
Relative fair value of warrants issued in connection with 2020 Debentures	$1,063,239	$-
Beneficial conversion feature in connection with 2020 Debentures	$649,552	$-

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Series A Preferred		Series B Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2018	304,778	305	0.85	-	102,203,166	102,203	60,844,796	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(40,000)	(40)	-	-	800,000	800	(760)	-	-	-
Fair value of stock option	-	-	-	-	-	-	123,711	-	-	123,711
Restricted Stock awards	-	-	-	-	640,000	640	(35,266)	-	-	(34,626)
Common stock and warrants issued for services	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(513,306)	(513,306)
Balance at March 31, 2019	264,778	265	0.85	-	103,643,166	103,643	60,932,481	(113,389)	(59,776,856)	1,146,144

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	111,543,239	111,544	61,705,514	(113,389)	(61,771,349)	(67,680)
Fair value of stock options	-	-	-	-	-	-	217,605	-	-	217,605
Restricted stock awards	-	-	-	-	-	-	64,790	-	-	64,790
Common stock issued for services	-	-	-	-	66,666	66	7,668	-	-	7,734
Common stock issued in connection with 2020 Debentures	-	-	-	-	960,359	960	65,952	-	-	66,912
Beneficial conversion feature in connection with 2020 Debentures	-	-	-	-	-	-	649,552	-	-	649,552
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063,239	-	-	1,063,239
Net loss	-	-	-	-	-	-	-	-	(1,092,163)	(1,092,163)
Balance at March 31, 2020	-	-	0.85	-	112,570,264	112,570	63,774,320	(113,389)	(62,863,512)	909,989

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” or the “Company,” “we,” “us,” “our”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, is traded on the over-the-counter market and quoted on the OTCQB under the symbol “VRME”.

The Company is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” The Company has not yet derived any revenue from the VeriPAS™ software system and has derived limited revenue from the sale of our RainbowSecure® technology.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Revenue Recognition

The Company accounts for revenues according to Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

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

During the three months ended March 31, 2020, the Company’s revenues were primarily made up of revenue generated from printing labels with the Company’s technology.

Sequencing

As of September 19, 2019, the Company adopted a sequencing policy whereby all equity-linked instruments issued prior to the closing of the $600,000 secured convertible debentures on September 19, 2019 may be classified as equity and all future equity-linked instruments may be classified as a derivative liability with the exception of instruments related to stock-based compensation issued to employees or directors. As of March 6, 2020 the Company redeemed the secured convertible debentures issued as of September 19, 2019 and as a result abandoned the sequencing policy previously adopted, so that all equity-linked instruments going forward may be classified as equity.

Convertible Debt

The Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Basic and Diluted Net Income per Share of Common Stock

The Company follows Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share,” when reporting earnings per share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the periods presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

For each of the three months ended March 31, 2020 and 2019, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three months ended March 31, 2020, there were approximately 101,899,000 anti-dilutive shares consisting of 22,614,000 shares issuable upon exercise of options, 47,163,000 shares issuable upon exercise of warrants, 7,222,000 shares issuable upon conversion of preferred stock and 24,900,000 shares issuable upon conversion of convertible debentures.  For the three months ended March 31, 2019, there were approximately 54,373,000 anti-dilutive shares consisting of 19,614,000 shares issuable upon exercise of options, 22,241,000 shares issuable upon exercise of warrants and 12,518,000 shares issuable upon conversion of preferred stock.

Going Concern

The Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through increased sales of product and by sales of securities. The Company’s business plans are dependent on the ability to raise capital through the possible exercise of outstanding options and warrants, through debt financing and/or through future public or private offering of our securities. The Company’s plans to raise capital may be disrupted by the volatility in the capital markets raised by the COVID-19 pandemic. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2016-02 – “Leases (Topic 842)” and the series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”) using the modified retrospective approach. The adoption of Topic 842 did not have a material impact on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the three months ended March 31, 2020 and 2019, the Company capitalized $73,563 (including $51,494 deposit made in the prior year) and $0, respectively, in connection with the certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for Equipment for lease was $11,435 and $0 for the three months ended March 31, 2020 and 2019, respectively, included in General and administrative expense in the accompanying Statements of Operations.

NOTE 3 – INTANGIBLE ASSETS

Patents and Trademarks

The current patent and trademark portfolios consist of ten granted U.S. patents and one granted European patent validated in four countries, four pending U.S. and foreign patent applications, five registered U.S. trademarks, three registered foreign registrations, including one each in Colombia, Europe, and Mexico, and six pending U.S. and foreign trademark applications. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the three months ended March 31, 2020 and 2019, the Company capitalized $7,046 and $24,435, respectively, of patent and trademarks costs. During the three months ended March 31, 2020 and 2019, the Company amortized $6,632 and $5,707, respectively, of patent and trademarks costs.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Amortization expense for capitalized software was $5,011 and $0 for the three months ended March 31, 2020 and 2019, respectively, included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of March 31, 2020, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 7,222,222 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

Series A Convertible Preferred Stock

During the three months ended March 31, 2019, 40,000 shares of Series A were converted into 800,000 shares of the Company’s common stock.

NOTE 5 – CONVERTIBLE DEBT

On September 19, 2019, the Company completed the closing of $600,000 of secured convertible debentures (the “2019 Debentures”) for gross proceeds of $540,000 after original issue discounts. As of September 18, 2019 (the “Effective Date”), the Company entered into two substantially identical securities purchase agreements (the “Securities Purchase Agreements”) with two purchasers (the “Purchasers”), which provided for the issuance of up to an aggregate of $1.2 million in principal amount of the 2019 Debentures (the “Bridge Financing”) of which the first tranche of $600,000 was issued. The Securities Purchase Agreements provided for the issuance of the 2019 Debentures due one year from the dates of issuance in two $600,000 tranches: the first tranche as described above, and the second tranche, at the discretion of the Purchasers and us, to occur any time after November 17, 2019. If, at any time after November 17, 2019, the Purchasers elected not to consummate the closing of the second tranche, then the Company was entitled to raise up to $600,000 from additional investors (including the Company’s affiliates) who would have a security interest on a pari passu basis with the Purchasers in the first tranche, so long as such investors agreed not to convert the securities received until the Purchasers in the first tranche had completely converted the 2019 Debentures or been fully repaid.

In connection with the 2019 Debentures, each of the Purchasers received commitment fees of $5,000 and 500,000 restricted shares (the “Commitment Shares”) of our common stock. The placement agent for the 2019 Debentures received a cash fee of 8% of the gross proceeds received at the closing and is entitled to receive warrants convertible into shares of common stock.

The 2019 Debentures contained provisions that entitled each Purchaser, at any time, to convert all or any portion of the outstanding principal amount of its 2019 Debenture(s) plus any accrued interest into restricted shares of common stock. If we consummated a public offering within 180 calendar days of the Effective Date, then the conversion price would be the lesser of (a) $0.15 or (b) 70% multiplied of the price per share of the common stock we issued in the public offering (the “QPI Discounted Price”), subject to further adjustment as provided in the 2019 Debentures as well as subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. Further, if the Company consummated a public offering of common stock which resulted in us receiving gross proceeds of at least $5 million within 180 calendar days of the Effective Date then we would have been obligated to repay the outstanding amounts owed under the 2019 Debentures, to the extent they were not converted and including the applicable redemption premium then in effect, within three days of consummation of such an offering.

If any portion of the 2019 Debentures was outstanding on the 181st calendar day after the Effective Date, then the conversion price would equal the lesser of (a) $0.15, (b) the QPI Discounted Price, or (c) 70% of the lowest volume-weighted average price (as reported by Bloomberg LP) of the common stock on any trading day during the 20 trading days immediately preceding the date of conversion of the 2019 Debentures (provided, further, that if either we are not DWAC operational at the time of conversion, the common stock is traded on the OTC Pink at the time of conversion, or the conversion price was less than $0.01 per share, then 70% would automatically adjust to 60%).

The 2019 Debentures were subject to a “conversion blocker” such that the each of the Purchasers could not convert the 2019 Debentures to the extent that the conversion would result in the Purchaser and its affiliates holding more than 4.99% of the outstanding common stock (which the Purchaser could increase to 9.99% upon at least 61 days prior written notice to us).

So long as no event of default had occurred and was continuing under the 2019 Debentures, the Company could at our option call for redemption all or part of the 2019 Debentures prior to the maturity date, upon not more than two calendar days written notice, for an amount equal to: (i) if the redemption date was 90 calendar days or less from the date of issuance of the 2019 Debentures, 110% of the sum of the principal amount; (ii) if the redemption date was greater than or equal to 91 calendar days from the date of issuance of the 2019 Debentures and less than or equal to 150 calendar days from the date of issuance of the 2019 Debentures, 120% of the sum of the principal amount; (iii) if the redemption date was greater than or equal to 151 calendar days from the date of issuance of the 2019 Debentures and less than or equal to 180 calendar days from the date of issuance of the 2019 Debentures, 125% of the sum of the principal amount; and (iv) if either (1) the 2019 Debentures were in default but the holder consents to the redemption notwithstanding such default or (2) the redemption date was greater than or equal to 181 calendar days from the date of issuance of the 2019 Debentures, 130% of the sum of the principal amount.

The 2019 Debentures included an adjustment provision that, subject to certain exceptions, would reduce, at the Purchaser’s option, the conversion price if we issued common stock or common stock equivalents (including in variable rate transactions) at a price lower than the then-current conversion price of the 2019 Debentures. Any reverse stock split of our outstanding shares would also have resulted in an adjustment of the conversion price of the 2019 Debentures.

The conversion option, the QPI put and the put that were exercisable upon certain financing events are embedded derivatives that are collectively bifurcated at fair value, with subsequent changes in fair value recognized in the Statement of Operations. The fair value estimate is a Level 3 measurement as defined by ASC Topic 820, Fair Value Measurements and Disclosures, as it is based on significant inputs not observable in the market. The Company estimated the fair value of the monthly payment provision using a Monte Carlo Simulation, with 10,000 trials, with the following key inputs:

	March 31, 2020	December 31, 2019
Stock price	-	$0.07 - $0.10
Terms (years)	-	0.72 – 1.00
Volatility	-	153.9% - 195.7%
Risk-free rate	-	1.60% - 1.87%
Probability of QPI	-	50%

As of December 31, 2019, the Company’s warrants issuable to the Company’s placement agent in relation to the 2019 Debentures were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade on an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes method and the following assumptions:

	March 31, 2020	December 31, 2019
Closing trade price of Common Stock	$-	$0.07
Intrinsic value of conversion option per share	$-	$0.07

	March 31, 2020	December 31, 2019
Annual Dividend Yield	-	0.0%
Expected Life (Years)	-	5
Risk-Free Interest Rate	-	1.68%-1.69%
Expected Volatility	-	445.01%-453.08%

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

The Company recorded a total of $401,957 debt discount upon the closing of the 2019 Debentures, including the $171,425 fair value of the embedded derivative liability, $70,100 fair value of the common stock issued, $78,693 of direct transaction costs incurred, $21,739 related to warrants issuable to the placement agent, and $60,000 original issue discount. The debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the 2019 Debentures was $99,954 for the year ended December 31, 2019 and was included in interest expense in the Statements of Operations.

The 2019 Debentures were fully redeemed on February 26, 2020, for a face value of $600,000 and an early redemption fee of $150,000 resulting in a $280,504 loss on extinguishment of debt included in the Statement of Operations.

The following table summarizes the 2019 Debentures outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$-	$600,000
Unamortized debt discount	-	(302,003)
Carrying value of convertible notes	-	297,997
Total short-term carrying value of Convertible Debentures	$-	$297,997

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2019	$171,499
Gain on extinguishment of debt	(171,499)
Fair value of derivative liability, March 31, 2020	$-

On March 6, 2020, the Company completed the offering of $1,992,000 of senior secured convertible debentures (the “2020 Debentures”) and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and Warrants (defined below). Of this amount, $330,000 was received from four directors and an entity in which one officer of the Company is a majority owner and co-manager. The Company received $1,747,203 after deducting direct transaction costs. The Company used $750,000 of the net proceeds to redeem the existing 2019 Debentures prior to maturity, with a face value of $600,000 and an early redemption fee of $150,000. The 2020 Debentures become due eighteen months following issuance as follows; $932,000 on August 26, 2021, $910,000 on August 28, 2021 and $150,000 on September 6, 2021.

The Company’s capital structure after the closing had no outstanding variably-priced convertible instruments on its Balance Sheets. The 2020 Debentures are secured by a blanket lien on all assets of the Company until such time the 2020 Debenture is paid in full or converted in full.

The 2020 Debentures shall automatically convert into shares of the Company’s common stock upon the earliest to occur of (i) the commencement of trading of the common stock on the NASDAQ, New York Stock Exchange or NYSE American (an “Uplist”) at the Uplist Conversion Price; or (ii) at any time the minimum bid price of the common stock exceeds $0.50 per share for twenty (20) consecutive trading days and the average trading volume during the 10 trading days prior to the conversion is at least 100,000 shares and the shares are registered under an effective registration statement or the shares are salable under Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended. The “Uplist Conversion Price” will be the lesser of $0.08 or a 30% discount to the public offering price a share of common stock is offered to the public in a securities offering resulting in the listing of the common stock on the NASDAQ, New York Stock Exchange or NYSE American.

The 2020 Debentures are convertible, at any time, at the option of the holder, into shares of Common Stock, at a fixed conversion price equal to $0.08 per share.

The embedded conversion feature was not determined to be a derivative that requires bifurcation pursuant to ASC 815, but was determined to be a beneficial conversion feature that requires recognition within equity on the commitment date. The beneficial conversion feature is recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $649,552 within additional paid-in-capital on the Balance Sheets for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature will be amortized as interest expense over the term of the convertible debt.

In connection with the issuance of the 2020 Debentures, the Company also issued warrants (“Warrants”) to purchase 24,900,000 shares of common stock. Each Warrant has a three-year (3) term and is immediately exercisable at an exercise price of $0.15 per share. If at any time after six months following the issuance date and prior to the expiration date the Company fails to maintain an effective registration statement (the “Registration Statement”) with the SEC covering the resale of the shares of Common Stock underlying the Warrants, the Warrant may be exercised by means of a “cashless exercise,” until such time as there is an effective Registration Statement. Each warrant contains customary adjustment provisions in the event of a stock split, reverse stock split or recapitalization. Warrants for 4,125,000 shares were issued to four directors and an entity in which one officer of the Company is a majority owner. The Warrants were determined to meet equity classification pursuant to ASC 480 and ASC 815. As such, the relative fair value of the Warrants is recorded as additional paid-in-capital on the Balance Sheets, which was determined to be $1,063,239, on the issuance date. The debt discount arising from recognition of the Warrants will be amortized as interest expense over the term of the convertible debt.

In connection with the 2020 Debentures the Company entered into an agreement with a non-exclusive financial advisor and placement agent for a term of twelve months commencing in January 2020. Upon execution of the agreement, the Company issued 250,000 fully vested restricted shares of the Company’s common stock and recorded $32,500 included in General and administrative expense in the accompanying Statements of Operations. On March 6, 2020, in connection with this agreement a cash compensation of $152,960 was made by the Company and an additional 614,205 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

In February 2020, the Company entered into an agreement with a non-exclusive financial advisor and placement agent terminating the later of April 30, 2020 or upon closing a successful private placement. The agreement automatically extended for periods of thirty days until terminated in writing. The Company agreed to pay 10% of the gross proceeds raised by the financial advisor and placement agent and agreed to issue an amount of restricted shares equal to 4% of the total securities sold in the private placement divided by the last reported closing price of the stock on the closing date of the private placement. On March 6, 2020, in connection with this agreement cash compensation of $25,000 was paid by the Company and 96,154 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

The Company recorded a total of $1,992,000 debt discount upon the closing of the 2020 Debentures, including the $649,552 intrinsic value of the beneficial conversion option, $34,412 relative fair value of the common stock issued to the placement agents, $244,797 of direct transaction costs incurred and $1,063,239 related to the Warrants. The debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the 2020 Debentures was $123,817 for the three months ended March 31, 2020 and was included in interest expense in the accompanying Statements of Operations. Interest expense for the three months ended March 31, 2020 was $17,600.

The following table summarizes the 2020 Debentures outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible Debentures:
Principal value	$1,662,000	$-
Principal value – Related Party	330,000	-
Unamortized debt discount	(1,558,695)	-
Unamortized debt discount – Related Party	(309,488)	-
Carrying value of convertible notes	123,817	-
Total long-term carrying value of Convertible Debentures	$123,817	$-

On January 30, 2020 the Company issued an unsecured promissory note payable to a stockholder of the Company with a face value of $75,000 and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75,000 promissory note which was to become due in March 2020 purchased $80,000 of the 2020 Debentures and Warrants, which he paid by exchanging his note and paying an additional $5,000. This is included in the $1,992,000 gross proceeds raised. Interest expense of $1,250 was recorded for the three months ended March 31, 2020.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $64,790 and $48,182 related to restricted stock awards for the three months ended March 31, 2020 and 2019, respectively. Additionally, the Company corrected the vesting schedule relating to restricted stock awards awarded to the Company’s attorney, resulting in a credit of $82,808 for the three months ended March 31, 2019.

In connection to the 2020 Debentures, see Note 5 – Convertible Debt, the Company issued 960,359 restricted shares of common stock.

During the three months ended March 31, 2019, the Company granted a total of 960,000 restricted stock awards to four directors of the Company, for their services vesting quarterly over a one-year period. On February 27, 2019 and February 28, 2019 three persons resigned as members of the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 320,000 shares related to the portion of the unvested restricted stock awards the retired directors had received.

On March 15, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the "Agreement"). Pursuant to the Agreement, we agreed to pay in advance of services a monthly fee of $5,000 in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the 1st day of each month or the preceding day, if the 1st were to fall on a weekend or holiday. However, if the stock were to trade below $0.15 per share, the calculation would be based on $0.15. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the three months ended March 31, 2020, the Company issued 66,666 shares of restricted common stock for a total expense of $7,734 related to these services.

NOTE 7 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

On December 17, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, the Company is authorized to grant options to purchase up to 18,000,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors.

During 2013, the Company adopted a new incentive compensation plan (the “2013 Plan”). Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 20,000,000 shares of common stock.  The 2013 Plan is intended to permit certain stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Qualified Stock Options.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”) which covers the potential issuance of 13,000,000 shares of common stock. The Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the Plan at the discretion of the Board or the Board’s Compensation Committee. The Compensation Committee may adopt rules and regulations to carry out the terms of the Plan. The Plan terminates on November 14, 2027 unless sooner terminated.

The 2017 Plan is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock for which an employee may exercise Incentive Stock Options under all plans of the Company shall not exceed $1,000,000 per calendar year. If any employee shall have the right to exercise any options in excess of $100,000 during any calendar year, the options in excess of $100,000 shall be deemed to be Non-Qualified Stock Options, including prices, duration, transferability and limitations on exercise.

The Company issued non-qualified stock options pursuant to contractual agreements with non-employees. Options granted under the agreements are expensed when the related service or product is provided.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and judgements.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2020:

Risk Free Interest Rate	1.78%
Expected Volatility	453.90%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$0.10

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2019	17,913,529	$0.12

Granted	4,700,000	0.07

Balance as of March 31, 2020	22,613,529	$0.11

Exercisable as of March 31, 2020	20,088,529	$0.11	2.9	$302

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2020:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance as of December 31, 2019	1,000,000	$0.20

Granted	4,700,000	0.07

Vested	(3,175,000)	0.09

Balance as of March 31, 2020	2,525,000	$0.09

Effective January 2020, the Company awarded its Chief Financial Officer Incentive Stock Options exercisable for 200,000 shares of common stock with an exercise price of $0.0701 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $13,716.

Effective January 2020, the Company awarded four directors Non-Qualified Stock Options exercisable for 2,000,000 shares in the aggregate, for services rendered to the Company in 2019 with an exercise price of $0.0701 vesting immediately and expiring on January 7, 2025 with a fair value of $137,160.

Effective January 2020, the Company awarded five of its directors Non-Qualified Stock Options exercisable for 2,500,000 shares in the aggregate, for services to be rendered to the Company in 2020 with an exercise price of $0.0701 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $171,451.

During the three months ended March 31, 2020 and 2019, the Company expensed $217,605 and $123,711, respectively, with respect to options.

As of March 31, 2020, there was $192,633 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.8 years.

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2020:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2019	22,262,608	$0.31

Granted	24,900,000	0.15

Balance as of March 31, 2020	47,162,608	$0.23	2.7

Exercisable as of March 31, 2020	47,162,608	$0.23	2.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.08 for our common stock on March 31, 2020.

In connection to the 2020 Debentures, see Note 5 – Convertible Debt, the Company issued three-year Warrants to purchase 24,900,000 shares of common stock to the purchasers. The Warrants have an exercise price of $0.15 per share, and may be exercised cashlessly if the Company fails to maintain an effective registration statement at any time beginning six months after issuance. Of this amount Warrants to purchase 4,125,000 shares were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager.

NOTE 8 – CONCENTRATIONS

Revenue

For the three months ended March 31, 2020, two customers represented 97% of revenues.

Accounts Receivable

As of March 31, 2020, two customers represented 95% of accounts receivable.

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2020, the Company approved a three-year extension of the expiration date for certain options previously granted to Patrick White, the Company’s President and Chief Executive Officer and to Norman Gardner, the Company’s Chairman. As a result, 7,000,000 options previously granted to Mr. White now expire on August 15, 2025 and 4,500,000 options previously granted to Mr. Gardner now expire on June 29, 2025. All other terms with respect to the option grants remain the same.

On April 16, 2020, the Company granted Mr. White a restricted stock award of 1,875,000 restricted shares of the Company’s common stock, par value $0.001 per share, in lieu of $150,000 in deferred salary. The restricted stock award vests in full one-year from the date of grant, subject to Mr. White’s continued services as an officer and employee of the Company on the vesting date.

On April 16, 2020, the Company approved a salary increase of $4,000 per month, to a total of $11,000 per month, for Margaret Gezerlis, the Company’s Chief Financial Officer, effective January 1, 2020, half of which will be deferred and payable in full upon the closing of the Company’s next securities offering, subject to Ms. Gezerlis’ continued employment with the Company. Following such capital raise by the Company, Ms. Gezerlis will receive the full amount of the salary increase on a monthly basis. On May 7, 2020, Ms. Gezerlis, became entitled to receive a commission equal to 5.0% of the gross sales price of Company products and services sold by Ms. Gezerlis beginning on April 21, 2020. No further changes were made to the compensation of Ms. Gezerlis.

On April 16, 2020, the Company awarded a director Non-Qualified Stock Options for 150,000 shares of common stock for services rendered to the Company with an exercise price of $0.0805 vesting immediately and expiring on April 16, 2025.

In April 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

In May 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, statements regarding our ability to continue as a going concern, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those express or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to continue as a going concern and our history of losses;
•	our ability to obtain additional financing;
•	the ongoing coronavirus (“COVID-19”) pandemic;
•	our relatively new business model and lack of significant revenues;
•	our ability to prosecute, maintain or enforce our intellectual property rights;
•	disputes or other developments relating to proprietary rights and claims of infringement;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the implementation of our business model and strategic plans for our business and technology;
•	the successful development of our sales and marketing capabilities;
•	the potential markets for our products and our ability to serve those markets;
•	the rate and degree of market acceptance of our products and any future products;
•	our ability to retain key management personnel;
•	regulatory developments and our compliance with applicable laws; and
•	our liquidity.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Notwithstanding the above, Section 21E of the Exchange Act expressly states that the safe harbor for forward looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under Section 21E of the Exchange Act is not currently available to us because we may be considered to be an issuer of penny stock.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” or “us”) is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. The Company was formed in Nevada on November 10, 1999. Until 2018, we were primarily engaged in the research and development of our technologies. We began to commercialize our covert luminescent pigment, RainbowSecure®, in 2018, and we also developed the patented VeriPAS™ software system in 2018 which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo (a division of HP, Inc.) printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the Internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products’ “life cycle.” We have not yet derived revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

We believe the brand protection technologies we own, once fully developed, can be used to enable businesses to reconstruct their overall approaches to security—from brand protection, product diversion and counterfeit identification to employee or customer monitoring. We are currently testing a pre-printed labeling system containing VeriPAS™ for third party on-line retailers to affix to their products that allows the third party retailer to engage with their customer through marketing and data gathering. In addition these pre-printed labels containing VeriPAS™ labels will allow the receiving customer to authenticate the product with their personal smartphone. We are also developing a thread made of fabric containing covert RainbowSecure® ink that will be sewn into clothing and apparel for authentication. A VeriPAS™ readable code for apparel labels is also being developed with a third party apparel manufacturer. Potential applications of our technologies are available in different types of products and industries—e.g., banking, gaming, apparel, tobacco, cosmetics, food, beverages, plastics, metal, event and transportation tickets, manufactured goods, tax stamps, fabrics, parts, driver’s licenses, insurance cards, passports, computer software, on-line retail and credit cards. We have had revenue generating sales through re-seller agreements of our technology and through direct sales of our technology to global brand owners, and label and packaging printers.

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

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently we have successfully run pilot production on the 7800 press which runs on HP Indigo’s newer series 4 platform, and will open up sheet-feed products like folded cartons and plastic cards. In December 2017, we signed a contract with Micro Focus to use RainbowSecure® in their Global Product Authentication, Track and Trace system (software). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. RainbowSecure® is particularly well-suited to closed and controlled environments, such as casinos that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We have not yet derived any revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The
COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A. Risk Factors in this report for additional information regarding certain risks associated with the pandemic.

The COVID-19 pandemic has caused a major spike in demand for safety products such as masks and gloves, COVID-19 test kits, medications and vaccines to treat the virus, which we believe has further caused an increase in counterfeit products. Our suite of technology solutions for global manufacturers, distributors and sellers are designed to allow consumers to prove authenticity and we have proactively reached out to global manufacturers who are seeking to provide their customers authenticity in their products. We believe we have a dynamic management and sales team in place with the ability to seamlessly work remotely to minimize any operational disruption.

In connection with the COVID-19 pandemic, sales conferences and other in-person sales events have been curtailed. While this has resulted in a reduction of our sales-related transportation costs, it has limited our sales efforts. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the COVID-19 pandemic, our customers may require that their programs be cancelled or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended March 31, 2020 and 2019.

Revenue

Revenue for the three months ended March 31, 2020 was $91,846, a 98% increase as compared to $46,454 for the three months ended March 31, 2019. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $75,044, compared to $31,687 for the three months ended March 31, 2019. The resulting gross margin was 81.7% for the three months ended March 31, 2020, compared to 68.2% for the three months ended March 31, 2019. This increase was primarily a result of more efficient usage of our RainbowSecure® invisible ink allowing more output per canister. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $337,900 to $570,582 for the three months ended March 31, 2020 from $232,682 for the three months ended March 31, 2019.  The increase primarily related primarily to non-cash stock based compensation which increased by $327,448.

Legal and Accounting

Legal and accounting fees decreased by $25,813 to $36,551 for the three months ended March 31, 2020 from $62,364 for the three months ended March 31, 2019. The decrease related primarily to a decrease in legal fees.

Payroll Expenses

Payroll expenses were $93,995 for the three months ended March 31, 2020, a decrease of $10,794 from $104,789 for the three months ended March 31, 2019.  The decrease related primarily to a decrease in stock based compensation offset by the transition of the Chief Financial Officer from a consultant to a part-time employee.

Research and Development

Research and development expenses were $0 and $3,643 for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily due to our shift from research and development to commercialization of our products.

Sales and Marketing

Sales and marketing expenses were $42,910 and $143,143 for the three months ended March 31, 2020 and 2019, respectively. The decrease primarily related to a decrease in non-cash stock-based compensation

Operating Loss

Operating loss for the three months ended March 31, 2020 was $668,994, an increase of $154,060 compared to $514,934 for the three months ended March 31, 2019. The increase primarily related to an increase in non-cash stock-based compensation offset by increases in revenue. Operating loss for the three months ended March 31, 2020 included $345,707 of non-cash stock-based compensation and adjustments compared to $94,792 of non-cash stock-based compensation, for the three months ended March 31, 2019.

Net Loss

Our net loss increased by $578,857 to $1,092,163 for the three months ended March 31, 2020 from $513,306 for the three months ended March 31, 2019. The increase primarily related to an increase in non-cash stock-based compensation, loss on extinguishment of debt, amortization of debt discount and interest expense related to our convertible debentures offset by increases in revenue. The resulting loss per share for the three months ended March 31, 2020 was $0.01 per diluted share, compared to $0.01 per diluted share for the three months ended March 31, 2019.

Liquidity and Capital Resources

Our operations used $335,233 of cash during the three months ended March 31, 2020 compared to $593,181 during the comparable period in 2019, primarily due to an increase in revenues and greater efficiencies within the Company.

Cash used in investing activities was $29,114 during the three months ended March 31, 2020 compared to $24,435 during the three months ended March 31, 2019, which was attributed primarily to costs related to our equipment held for lease during the three months ended March 31, 2020.

Cash provided by financing activities during the three months ended March 31, 2020, was $997,203 compared to $0 during the three months ended March 31, 2019.  During the three months ended March 31, 2020 we redeemed the convertible debt issued to two investors in September 2019 for a total of $750,000. Additionally, we raised $1,992,000 in gross proceeds of the 2020 Debentures for net proceeds of $1,747,203.

Going Concern

We have suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Since our inception, we have focused on developing and implementing our business plan. Our business plans and our ability to continue as a going concern are dependent on our ability to raise capital through increased sales of product and the possible exercise of outstanding options and warrants, through debt financing and/or through future public and/or private offerings of our securities.  However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. On March 6, 2020, we completed the closing of the 2020 Debentures and raised $1,992,000 for net proceeds of $1,747,203. We used the net proceeds to repay existing convertible debentures and will use any additional proceeds for working capital. We also may raise capital in other private offerings of our securities during 2020.  We believe the Company’s existing cash resources are sufficient to sustain the Company’s operations until November 2020. We cannot assure you that we will be successful in completing any public offering or private offerings of our securities to raise the additional capital we need. Further, any plans to raise capital may be disrupted by the volatility in the capital markets raised by the COVID-19 pandemic. The purchasers of our 2020 Debentures have a security interest that may make it harder to raise the needed capital through an offering of our securities. If we are unable to raise the necessary capital, we will not be able to operate our business.

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

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 of the notes to the financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended March 31, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to the inability to segregate duties because we are thinly staffed. Based on our financial condition, there are limitations to the level of remediation possible. Our remediation plan is to hire additional personnel as resources allow.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, results of operations and financial condition may be adversely impacted by the recent coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economy, resulted in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers and sales network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for our first quarter of fiscal 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic has resulted in prohibitions of non-essential activities, disruption and shutdown of businesses, travel restrictions, and the cancellation and postponement of conferences and in-person meetings, which could negatively impact our sales and results of operations. In response to the COVID-19 pandemic, we have suspended all non-essential travel for our employees, are canceling or postponing attendance at events, are discouraging employee attendance at industry events and limiting in-person work-related meetings. Our employees travel frequently to establish and maintain relationships with our customers and partners, and attend sales-conferences, many of which have been cancelled or postponed. Currently, as a result of the work and travel restrictions related to the ongoing pandemic, substantially all of our sales and services activities are being conducted remotely which might be less effective than in-person meetings. We do not yet know the extent of the negative impact on our ability to attract, serve, or retain customers. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and limitations on doing business in-person could negatively impact our marketing and business development efforts and create operational or other challenges, any of which could harm our business, financial condition and results of operations.

The COVID-19 pandemic may decrease demand for our products and any such decrease in demand would adversely affect our revenues and results of operations. We are unsure what actions our customers may take in response to the COVID-19 pandemic. Health concerns, as well as political or governmental developments in response to COVID-19, could result in economic, social or labor instability or prolonged contractions in the industries in which our customers or partners operate, which could reduce the amount of packaging they print, which would reduce out sales. Furthermore, existing and potential customers may choose to reduce or delay spending in response to the COVID-19 pandemic, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.

The capital markets have experienced significant volatility in connection with the COVID-19 pandemic which may make it harder to access capital and negatively affect our ability to continue our operations. The current economic conditions largely caused by the COVID-19 pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The financial markets are experiencing significant volatility, which along with declining markets for equities, could adversely affect our ability to raise capital when needed through the sale of our securities. If these market conditions persist when we need to raise capital, and we are able to sell our securities, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

We have a small management team and if any of our employees or management suffer COVID-19 related illnesses, our business operations may be materially and adversely affected. The COVID-19 pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees because of our limited staffing. COVID-19 related illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26 and 28, 2020 and March 6, 2020, the Company issued to certain accredited investors senior secured convertible debentures (the “2020 Debentures”) in the aggregate principal amount of $1,992,000 and warrants (the “Warrants”) to purchase in the aggregate 24,900,000 shares of common stock for aggregate net proceeds of $1,747,203. The 2020 Debentures mature 18 months after issuance. The 2020 Debentures are convertible at $0.08 per share, subject to adjustment. Each Warrant has a three-year term and is immediately exercisable at an exercise price of $0.15 per share, subject to adjustment. In addition, the Company issued 960,359 restricted shares of common stock to non-exclusive financial advisors who acted as placement agents in connection with the private placement.

In February 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

In January 2020, the Company issued 33,333 shares of restricted common stock in relation to investor relation services.

In December 2019, the Company issued 66,666 shares of restricted common stock in relation to investor relation services.

These securities described above were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required. The recipients of the securities described in the transactions above acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of Warrant for the Purchase of Shares of Common Stock of VerifyMe, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.1#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.2#	Incentive Stock Option Agreement dated January 7, 2020 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.3#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.4#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.5#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.6#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.7	Form of Senior Secured Convertible Debenture (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.8	Securities Purchase Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.9	Security Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.10	Letter Agreement dated February 28, 2020 between the Company and Bruce Evans (incorporated herein by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 13, 2020	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

