Form 10-Q
period 2020-06-30
VerifyMe, Inc.
filed 2020-08-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(585) 736-9400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which Registered
Common Stock, par value $0.001 per share	VRME	The Nasdaq Capital Market
Warrants to Purchase Common Stock	VRMEW	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,575,554 shares of common stock outstanding at August 13, 2020.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,595,133	$252,766
Accounts Receivable	46,074	81,113
Deposits on Equipment	-	51,494
Prepaid expenses and other current assets	46,801	31,801
Inventory	34,630	30,158
TOTAL CURRENT ASSETS	9,722,638	447,332

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of
$22,870 and $0 as of June 30, 2020 and December 31, 2019, respectively	227,714	177,021

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$306,223 and $292,588 as of June 30, 2020 and December 31, 2019, respectively	233,698	218,570
Capitalized Software Costs, net of accumulated amortization of
$10,023 and $0 as of June 30, 2020 and December 31, 2019, respectively	90,208	100,231
TOTAL ASSETS	$10,274,258	$943,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$-	$297,997
Derivative Liability	-	171,499
Accounts payable and other accrued expenses	371,609	422,297
Accrued Payroll	13,133	119,041
TOTAL CURRENT LIABILITIES	384,742	1,010,834

LONG-TERM LIABILITIES
Term Note	$72,400	$-

TOTAL LIABILITIES	$457,142	$1,010,834

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and
0 shares issued and outstanding as of December 31, 2019	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of June 30, 2020 and	-	-
December 31, 2019

Common stock of $.001 par value; 675,000,000 authorized; 5,350,391 and 2,239,120 issued, 5,343,380 and 2,232,112 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	5,343	2,232

Additional paid in capital	75,441,731	61,814,826

Treasury stock as cost (7,011 shares at June 30, 2020 and December 31, 2019)	(113,389)	(113,389)

Accumulated deficit	(65,516,569)	(61,771,349)

STOCKHOLDERS' EQUITY (DEFICIT)	9,817,116	(67,680)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,274,258	$943,154

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

NET REVENUE
Sales	$75,256	$40,479	$167,102	$86,933

COST OF SALES	13,172	7,085	29,974	21,852

GROSS PROFIT	62,084	33,394	137,128	65,081

OPERATING EXPENSES
General and administrative (a)	461,211	418,195	1,031,793	650,877
Legal and accounting	53,174	68,335	89,725	130,699
Payroll expenses (a)	209,530	101,786	303,525	206,575
Research and development	402	2,608	402	6,251
Sales and marketing (a)	79,439	109,158	122,349	252,301
Total Operating expenses	803,756	700,082	1,547,794	1,246,703

LOSS BEFORE OTHER INCOME (EXPENSE)	(741,672)	(666,688)	(1,410,666)	(1,181,622)

OTHER (EXPENSE) INCOME
Interest (expenses) income, net	(1,911,385)	1,032	(2,054,050)	2,660
Loss on Extinguishment of debt	-	-	(280,504)	-
TOTAL OTHER (EXPENSE) INCOME	(1,911,385)	1,032	(2,334,554)	2,660
NET LOSS	$(2,653,057)	$(665,656)	$(3,745,220)	$(1,178,962)

LOSS PER SHARE
BASIC	$(1.04)	$(0.34)	$(1.56)	$(0.61)
DILUTED	$(1.04)	$(0.34)	$(1.56)	$(0.61)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	2,549,844	1,950,416	2,394,948	1,928,687
DILUTED	2,549,844	1,950,416	2,394,948	1,928,687

(a)	Includes share based compensation of $365,295 and $687,924 for the three and six months ended June 30, 2020, respectively, and $259,923 and $349,008 for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,745,220)	$(1,178,962)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	49,681	15,000
Fair value of options in exchange for services	485,470	249,788
Fair value of restricted stock awards issued in exchange for services	98,938	84,220
Fair value of warrants in exchange for services	53,835	-
Loss on Extinguishment of Debt	280,504	-
Amortization of debt discount	1,992,000	-
Common stock issued for interest expense	60,802	-
Amortization and depreciation	46,528	11,635
Changes in operating assets and liabilities:
Accounts Receivable	35,039	8,349
Deposits on Equipment	-	(163,090)
Inventory	(4,472)	(1,284)
Prepaid expenses and other current assets	(15,000)	(4,200)
Accounts payable and accrued expenses	(37,555)	(34,694)
Net cash used in operating activities	(699,450)	(1,013,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(28,763)	(28,574)
Purchase of Equipment for lease	(22,069)	-
Capitalized Software Costs	-	(46,196)
Net cash used in investing activities	(50,832)	(74,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities, net of costs	9,023,046	-
Proceeds from issuance of notes payable	72,400	-
Repayment of bridge financing and early redemption fee	(750,000)	-
Proceeds from convertible debt, net of costs	1,747,203	-
Net cash provided by financing activities	10,092,649	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	9,342,367	(1,088,008)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,766	1,673,201

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,595,133	$585,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,250	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Series A Convertible Preferred Stock converted to common stock	$-	$122
Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$1,992,000	$-
Relative fair value of common stock issued in connection with 2020 Debentures	$34,412	$-
Relative fair value of warrants issued in connection with 2020 Debentures	$1,063,239	$-
Beneficial conversion feature in connection with 2020 Debentures	$649,552	$-
Common stock cancelled	$19	$-
Cashless Exercise of Warrants	$-	$2
Common stock issued to settle accrued payroll	$119,041	$-

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2019	264,778	265	0.85	-	2,072,863	2,073	61,034,051	(113,389)	(59,776,856)	1,146,144
Conversion of Series A Convertible Preferred Stock	(264,778)	(265)	-	-	105,911	106	159	-	-	-
Cashless Exercise of Warrants	-	-	-	-	1,435	1	(1)	-	-	-
Fair value of stock option	-	-	-	-	-	-	126,077	-	-	126,077
Restricted Stock awards and Restricted Stock Units	-	-	-	-	4,800	5	118,841	-	-	118,846
Common stock issued for services	-	-	-	-	1,426	1	14,999	-	-	15,000
Net loss	-	-	-	-	-	-	-	-	(665,656)	(665,656)
Balance at June 30, 2019	-	-	0.85	-	2,186,435	2,186	61,294,126	(113,389)	(60,442,512)	740,411

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at March 31, 2020	-	-	0.85	-	2,252,653	2,252	63,884,638	(113,389)	(62,863,512)	909,989
Fair value of stock options	-	-	-	-	-	-	267,865	-	-	267,865
Restricted stock awards	-	-	-	-	37,500	38	153,151	-	-	153,189
Fair value of warrants issued for services	-	-	-	-	-	-	53,835	-	-	53,835
Common stock issued for services	-	-	-	-	2,002	2	9,445	-	-	9,447
Common Stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	816,713	816	2,051,986	-	-	2,052,802
Common Stock issued in relation to public offering of securities	-	-	-	-	2,253,913	2,254	9,020,792	-	-	9,023,046
Cancellation of common stock	-	-	-	-	(19,401)	(19)	19	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,653,057)	(2,653,057)
Balance at June 30, 2020	-	-	0.85	-	5,343,380	5,343	75,441,731	(113,389)	(65,516,569)	9,817,116

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2018	304,778	305	0.85	-	2,044,063	2,044	60,944,955	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(304,778)	(305)	-	-	121,911	122	183	-	-	-
Cashless Exercise of Warrants					1,435	1	(1)	-	-	-
Fair value of stock option	-	-	-	-	-	-	249,788	-	-	249,788
Restricted Stock awards and Restricted Stock Units	-	-	-	-	17,600	18	84,202	-	-	84,220
Common stock issued for services	-	-	-	-	1,426	1	14,999	-	-	15,000
Net loss	-	-	-	-	-	-	-	-	(1,178,962)	(1,178,962)
Balance at June 30, 2019	-	-	0.85	-	2,186,435	2,186	61,294,126	(113,389)	(60,442,512)	740,411

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	2,232,112	2,232	61,814,826	(113,389)	(61,771,349)	(67,680)
Fair value of stock options	-	-	-	-	-	-	485,470	-	-	485,470
Restricted stock awards	-	-	-	-	37,500	38	217,941	-	-	217,979
Fair value of warrants issued for services	-	-	-	-		-	53,835	-	-	53,835
Common stock issued for services	-	-	-	-	3,335	3	17,178	-	-	17,181
Common stock issued in connection with 2020 Debentures	-	-	-	-	19,208	19	66,893	-	-	66,912
Beneficial conversion feature in connection with 2020 Debentures							649,552			649,552
Warrants issued in connection with 2020 Debentures	-	-	-	-		-	1,063,239	-	-	1,063,239
Common Stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	816,713	816	2,051,986	-	-	2,052,802
Common Stock issued in relation to public offering of securities	-	-	-	-	2,253,913	2,254	9,020,792	-	-	9,023,046
Cancellation of common stock					(19,401)	(19)	19	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,745,220)	(3,745,220)
Balance at June 30, 2020	-	-	0.85	-	5,343,380	5,343	75,441,731	(113,389)	(65,516,569)	9,817,116

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” or the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

The Company is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPAS™ software system in 2018, which covertly and overtly serializes products to track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo (a division of HP Inc.) printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products “life cycle.” The Company has not yet derived any revenue from the VeriPAS™ software system and has derived limited revenue from the sale of our RainbowSecure® technology.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

Reverse Stock Split

On June 17, 2020, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, with the Nevada Secretary of State to effect a 50-to-1 reverse stock split of the Company’s issued and outstanding common stock and treasury stock, effective on June 18, 2020 (the “Reverse Stock Split”). The Reverse Stock Split does not affect the total number of shares of common stock that the Company is authorized to issue.  The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

During the three and six months ended June 30, 2020, the Company’s revenues were primarily generated from printing labels with the Company’s technology.

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

For each of the three and six months ended June 30, 2020 and 2019, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three and six months ended June 30, 2020, there were approximately 4,369,000 anti-dilutive shares consisting of 446,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.  For the three and six months ended June 30, 2019, there were approximately 978,000 anti-dilutive shares consisting of 392,000 shares issuable upon exercise of options, 441,000 shares issuable upon exercise of warrants and 144,000 shares issuable upon conversion of preferred stock.

Liquidity

On August 27, 2014, FASB issued Accounting Standards Update (“ASU”) 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (“ASU 2014-05”), which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2019 the Company suffered from recurring losses from operations and negative cash flows from operations, resulting in a need for, among other things, capital resources. As of December 31, 2019, the Company had cash of $252,766 and disclosed that its ability to continue as a going concern was predicated on the Company’s ability to raise capital and to sustain adequate working capital to finance its operations. During the first half of 2020, the Company participated in an underwritten public offering and raised approximately $10.0 million in gross proceeds, and $9,023,046 in net proceeds after deducting discounts and commissions and other offering expenses. The Company met and exceeded those predications thus mitigating any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05 and its ability to satisfy the estimated liquidity needs for the twelve months from the issuance of the financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the six months ended June 30, 2020 and 2019, the Company capitalized $73,563 (including a $51,494 deposit made in fiscal 2019) and $0, respectively, in connection with the certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for equipment for lease was $11,435 and $22,870 for the three and six months ended June 30, 2020, respectively, and $0 for each of the three and six months ended June 30, 2019, and is included in general and administrative expense in the accompanying Statements of Operations.

NOTE 3 – INTANGIBLE ASSETS

Patents and Trademarks

The current patent and trademark portfolios consist of ten granted U.S. patents and one granted European patent validated in four countries, five pending U.S. and foreign patent applications, six registered U.S. trademarks, four registered foreign registrations, including one each in Colombia, Europe, Japan, and Mexico, and four pending U.S. and foreign trademark applications. In January 2020, the Company received a Notice of Allowance for the U.S. Patent Application for the dual code authentication process relating to the Company’s invisible QR code and smartphone reading system “Device and Method for Authentication.” The Company’s registered patents expire between the years 2021 and 2037. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the six months ended June 30, 2020 and 2019, the Company capitalized $28,763 and $28,574, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $7,003 and $5,928 for the three months ended June 30, 2020 and 2019, respectively, and $13,635 and $11,635 for the six months ended June 30, 2020 and 2019, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the six months ended June 30, 2020 and 2019, the Company capitalized $0 and $46,196, respectively, related to software costs. Amortization expense for capitalized software was $5,012 and $0 for the three months ended June 30, 2020 and 2019, respectively, and $10,023 and $0 for the six months ended June 30, 2020 and 2019, respectively, included in general and administrative expense in the accompanying Statements of Operations.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of June 30, 2020, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. During the six months ended June 30, 2020 and June 30, 2019, 0 and 304,778 shares of Series A, respectively, were converted into 0 and 121,911 shares of the Company’s common stock, respectively. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

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

In connection with the 2019 Debentures, each of the Purchasers received commitment fees of $5,000 and 500,000 restricted shares (the “Commitment Shares”) of our common stock. The placement agent for the 2019 Debentures received a cash fee of 8% of the gross proceeds received at the closing and was entitled to receive warrants convertible into shares of common stock until May 2020 when the placement agent waived its right to receive the warrants.

The 2019 Debentures contained provisions that entitled each Purchaser, at any time, to convert all or any portion of the outstanding principal amount of its 2019 Debenture(s) plus any accrued interest into restricted shares of common stock. If we consummated a public offering within 180 calendar days of the Effective Date, then the conversion price would be the lesser of (a) $7.50 or (b) 70% multiplied of the price per share of the common stock we issued in the public offering (the “QPI Discounted Price”), subject to further adjustment as provided in the 2019 Debentures as well as subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. Further, if the Company consummated a public offering of common stock which resulted in us receiving gross proceeds of at least $5 million within 180 calendar days of the Effective Date then we would have been obligated to repay the outstanding amounts owed under the 2019 Debentures, to the extent they were not converted and including the applicable redemption premium then in effect, within three days of consummation of such an offering.

If any portion of the 2019 Debentures was outstanding on the 181st calendar day after the Effective Date, then the conversion price would equal the lesser of (a) $7.50, (b) the QPI Discounted Price, or (c) 70% of the lowest volume-weighted average price (as reported by Bloomberg LP) of the common stock on any trading day during the 20 trading days immediately preceding the date of conversion of the 2019 Debentures (provided, further, that if either we are not DWAC operational at the time of conversion, the common stock is traded on the OTC Pink at the time of conversion, or the conversion price was less than $0.50 per share, then 70% would automatically adjust to 60%).

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

	June 30, 2020	December 31, 2019
Stock price	-	$3.50 - $5.00
Terms (years)	-	0.72 – 1.00
Volatility	-	153.9% - 195.7%
Risk-free rate	-	1.60% - 1.87%
Probability of QPI	-	50%

As of December 31, 2019, the Company’s warrants issuable to the Company’s placement agent in relation to the 2019 Debentures were treated as derivative liabilities and changes in the fair value were recognized in earnings. The Company estimated the fair value of these potentially issuable warrants using the Black-Scholes method and the following assumptions:

	June 30, 2020	December 31, 2019
Closing trade price of Common Stock	$-	$3.50
Intrinsic value of conversion option per share	$-	$3.50

	June 30, 2020	December 31, 2019
Annual Dividend Yield	-	0.0%
Expected Life (Years)	-	5
Risk-Free Interest Rate	-	1.68%-1.69%
Expected Volatility	-	445.01%-453.08%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the expected remaining term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

The Company recorded a total of $401,957 debt discount upon the closing of the 2019 Debentures, including $171,425 fair value of the embedded derivative liability, $70,100 fair value of the common stock issued, $78,693 of direct transaction costs incurred, $21,739 related to warrants issuable to the placement agent, and $60,000 original issue discount. The debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the 2019 Debentures was $99,954 for the year ended December 31, 2019 and was included in interest expense in the Statements of Operations.

The 2019 Debentures were fully redeemed on February 26, 2020 for a face value of $600,000 and an early redemption fee of $150,000 resulting in a $280,504 loss on extinguishment of debt included in the Statement of Operations.

The following table summarizes the 2019 Debentures outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$-	$600,000
Unamortized debt discount	-	(302,003)
Carrying value of convertible notes	-	297,997
Total short-term carrying value of Convertible Debentures	$-	$297,997

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2019	$171,499
Gain on extinguishment of debt	(171,499)
Fair value of derivative liability, June 30, 2020	$-

On March 6, 2020, the Company completed the offering of $1,992,000 of senior secured convertible debentures (the “2020 Debentures”) and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and 2020 Warrants (defined below). Of this amount, $330,000 was received from four directors and an entity in which one officer of the Company is a majority owner and co-manager. The Company received $1,747,203 after deducting direct transaction costs. The Company used $750,000 of the net proceeds to redeem the existing 2019 Debentures prior to maturity, with a face value of $600,000 and an early redemption fee of $150,000. The 2020 Debentures were due eighteen months following issuance as follows; $932,000 on August 26, 2021, $910,000 on August 28, 2021 and $150,000 on September 6, 2021.

The Company’s capital structure after the closing had no outstanding variably-priced convertible instruments on its Balance Sheets. The 2020 Debentures were secured by a blanket lien on all assets of the Company until such time the 2020 Debentures were paid in full or converted in full.

The 2020 Debentures were automatically convertible into shares of the Company’s common stock upon the earliest to occur of (i) the commencement of trading of the common stock on the Nasdaq, New York Stock Exchange or NYSE American (an “Uplist”) at the Uplist Conversion Price (defined below); or (ii) at any time the minimum bid price of the common stock exceeded $25.00 per share for twenty (20) consecutive trading days and the average trading volume during the 10 trading days prior to the conversion was at least 2,000 shares and the shares were registered under an effective registration statement or the shares were salable under Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended. The “Uplist Conversion Price” was the lesser of $4.00 or a 30% discount to the public offering price a share of common stock was offered to the public in a securities offering resulting in the listing of the common stock on the Nasdaq, New York Stock Exchange or NYSE American.

The 2020 Debentures were convertible, at any time, at the option of the holder, into shares of common stock, at a fixed conversion price equal to $4.00 per share.

The embedded conversion feature was not determined to be a derivative that required bifurcation pursuant to FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), but was determined to be a beneficial conversion feature that required recognition within equity on the commitment date. The beneficial conversion feature was recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $649,552 within additional paid-in-capital on the Balance Sheets for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature was amortized as interest expense over the term of the convertible debt.

In connection with the issuance of the 2020 Debentures, the Company also issued warrants (“2020 Warrants”) to purchase 498,000 shares of common stock. Each 2020 Warrant had a three-year (3) term and was immediately exercisable at an exercise price of $7.50 per share. If at any time after six months following the issuance date and prior to the expiration date the Company failed to maintain an effective registration statement (the “Registration Statement”) with the SEC covering the resale of the shares of common stock underlying the 2020 Warrants, the 2020 Warrants could have been exercised by means of a “cashless exercise,” until such time as there was an effective Registration Statement. Each 2020 Warrant contained customary adjustment provisions in the event of a stock split, reverse stock split or recapitalization. 2020 Warrants for 82,500 shares were issued to four directors and an entity in which one officer of the Company is a majority owner. The 2020 Warrants were determined to meet equity classification pursuant to FASB ASC 480, “Distinguish by Liabilities from Equity” and ASC 815. As such, the relative fair value of the 2020 Warrants was recorded as additional paid-in-capital on the Balance Sheets, which was determined to be $1,063,239, on the issuance date. The debt discount arising from recognition of the 2020 Warrants was amortized as interest expense over the term of the convertible debt.

On June 22, 2020, the Company cancelled the 2020 Warrants for twenty-three of the twenty-five warrant holders and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of Common Stock. Of this amount, 33,000 shares of Common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. 2020 Warrants to purchase an aggregate of 81,700 shares of Common Stock at an exercise price of $4.59 per share remain outstanding. Also on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and warrants to purchase 573,479 shares of common stock. Of this amount, 105,567 shares of common stock and warrants to purchase 105,567 of shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. See Note 8 – Stock options, Restricted Stock and Warrants.

In connection with the 2020 Debentures, the Company entered into an agreement with a non-exclusive financial advisor and placement agent for a term of twelve months commencing in January 2020. Upon execution of the agreement, the Company issued 5,000 fully vested restricted shares of the Company’s common stock and recorded $32,500 included in general and administrative expense in the accompanying Statements of Operations. On March 6, 2020, in connection with this agreement a cash compensation of $152,960 was made by the Company and an additional 12,285 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

In February 2020, the Company entered into an agreement with a non-exclusive financial advisor and placement agent terminating the later of April 30, 2020 or upon closing a successful private placement. The agreement automatically extended for periods of thirty days until terminated in writing. The Company agreed to pay 10% of the gross proceeds raised by the financial advisor and placement agent and agreed to issue an amount of restricted shares equal to 4% of the total securities sold in the private placement divided by the last reported closing price of the stock on the closing date of the private placement. On March 6, 2020, in connection with this agreement cash compensation of $25,000 was paid by the Company and 1,923 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

The Company recorded a total of $1,992,000 debt discount upon the closing of the 2020 Debentures, including the $649,552 intrinsic value of the beneficial conversion option, $34,412 relative fair value of the common stock issued to the placement agents, $244,797 of direct transaction costs incurred and $1,063,239 related to the 2020 Warrants. The debt discount was amortized to interest expense over the term of the loan.

On June 22, 2020, upon the Company’s consummation of the public offering (See Note 7 – Stockholders’ Equity) and the Company’s commencement of trading on Nasdaq, the 2020 Debentures were automatically converted at $3.22, the QPI Discounted Price. As a result, the unamortized debt discount was fully amortized and included in interest expense in the accompanying Statements of Operations. Amortization of the debt discount associated with the 2020 Debentures was $1,868,183 and $1,992,000 for the three and six months ended June 30, 2020, respectively, and was included in interest expense in the accompanying Statements of Operations. Interest expense for the three and six months ended June 30, 2020 was $43,202 and $60,802, respectively.

On January 30, 2020 the Company issued an unsecured promissory note payable to a stockholder of the Company with a face value of $75,000 and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75,000 promissory note which was to become due in March 2020 purchased $80,000 of the 2020 Debentures and 2020 Warrants, which was paid by exchanging the promissory note and paying an additional $5,000. This is included in the $1,992,000 gross proceeds raised. Interest expense in relation to the unsecured promissory note of $0 and $1,250 was recorded for the three and six months ended June 30, 2020, respectively.

NOTE 6 – TERM NOTE

On May 17, 2020, the Company entered into a paycheck protection program term note for $72,400 (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of June 30, 2020, the amount outstanding on the SBA Loan was $72,400 classified as Long-Term Liabilities and included in the accompanying Statement of Balance Sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company expensed $21,683 and $98,938 in costs related to restricted stock awards for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company expensed $118,846 and $84,220, respectively, relative to restricted common stock.

On June 17, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,173,913 Units consisting of one share (each a “Share” and collectively, the “Shares”) of the Company’s common stock, and a warrant to purchase one share of Common Stock (each a “Warrant” and collectively, the “Warrants”) at an exercise price equal to $4.60 per share of Common Stock. The public offering price was $4.60 per Unit and the underwriters agreed to purchase 2,173,913 Units at an 8.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to 326,087 Shares and/or Warrants for 326,087 shares of Common Stock to cover over-allotments, if any.  The Offering closed on June 22, 2020 resulting in gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase 50,000 Shares and 325,987 Warrants for gross proceeds of $232,759. The net proceeds in relation to the Offering and including the over-allotment option were $9,023,046. Additionally, the Company issued 30,000 shares of common stock for consulting services related to the Offering, with a fair value of $124,800 accounted for in Additional Paid in Capital and included in the accompanying Statement of Balance Sheets.

Of the 2,173,913 Units purchased in the Offering, 17,800 Units were purchased by two directors of the Company.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 173,913 shares of Common Stock (the “Representative’s Warrants”). The Representative’s warrants are exercisable at $5.06 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of three years from their initial exercise date. See Note 8 – Stock Options, Restricted Stock and Warrants.

In connection to the closing of the Offering and the related automatic conversion of the 2020 Debentures the Company issued 637,513 shares of common stock related to the principal amount outstanding of $1,992,000 and interest expense of $60,802 and issued 179,200 shares of common stock related to the cancellation of the 2020 Warrants (see Note 5 – Convertible Debt).

In connection to the 2020 Debentures (see Note 5 – Convertible Debt) the Company issued 19,208 restricted shares of common stock to the placement agents in connection with the private placement.

In May 2020, the Company rescinded and cancelled an aggregate of 19,401 shares of common stock that the Company had approved for issuance but were not yet issued and outstanding shares.

On April 16, 2020, the Company granted Mr. White a restricted stock award of 37,500 restricted shares of the Company’s common stock in lieu of $150,000 in deferred salary. Of this amount, $119,041 was accrued in prior years, and the remaining amount was expensed in payroll expenses included in the accompanying Statement of Operations. The restricted stock award vests in full one-year from the date of grant, subject to Mr. White’s continued services as an officer and employee of the Company on the vesting date.

During the six months ended June 30, 2019, the Company granted a total of 24,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vested in equal quarterly installments over a one-year period. On February 27, 2019, three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 6,400 shares related to the portion of the unvested restricted stock awards these directors had received.

On March 15, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the "Agreement"). Pursuant to the Agreement, we agreed to pay in advance of services a monthly fee of $5,000 in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the first day of each month or the preceding day, if the first were to fall on a weekend or holiday. However, if the stock were to trade below $4.60 per share, the calculation would be based on $4.60. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the six months ended June 30, 2020, the Company issued 3,335 shares of restricted common stock for a total expense of $17,181 related to these services. During the six months ended June 30, 2019, the Company issued 1,426 shares of restricted common stock for a total expense of $15,000 related to these services.

NOTE 8 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

On December 17, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, the Company is authorized to grant options to purchase up to 360,000 shares of common stock to the Company’s employees, officers, directors, consultants, and other agents and advisors.

During 2013, the Company adopted a new incentive compensation plan (the “2013 Plan”). Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards up to an aggregate of 400,000 shares of common stock.  The 2013 Plan is intended to permit certain stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options are deemed to be non-qualified stock options.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which covers the potential issuance of 260,000 shares of common stock. The 2017 Plan provides that directors, officers, employees, and consultants of the Company will be eligible to receive equity incentives under the 2017 Plan at the discretion of the Board or the Board’s Compensation Committee. The Compensation Committee may adopt rules and regulations to carry out the terms of the 2017 Plan. The 2017 Plan terminates on November 14, 2027 unless sooner terminated.

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

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2020:

Risk Free Interest Rate	1.78%
Expected Volatility	453.91%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$5.00

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2019	358,271	$5.91

Granted	105,000	3.66

Forfeited/Cancelled/Expired	(17,500)	29.07

Balance as of June 30, 2020	445,771	$4.47

Exercisable as of June 30, 2020	408,771	$4.40	4.5	$167

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2020:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance as of December 31, 2019	20,000	$9.75

Granted	105,000	3.66

Vested	(88,000)	4.40

Balance as of June 30, 2020	37,000	$5.19

Effective January 2020, the Company awarded its Chief Financial Officer incentive stock options exercisable for 4,000 shares of common stock with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $13,716.

Effective January 2020, the Company awarded four directors non-qualified stock options exercisable for 40,000 shares in the aggregate, for services rendered to the Company in 2019 with an exercise price of $3.505 vesting immediately and expiring on January 7, 2025 with a fair value of $137,160.

Effective January 2020, the Company awarded five of its directors non-qualified stock options exercisable for 50,000 shares in the aggregate, for services to be rendered to the Company in 2020 with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $171,451.

On April 16, 2020, the Company approved a three-year extension of the expiration date for certain options previously granted to Patrick White, the Company’s President and Chief Executive Officer and to Norman Gardner, the Company’s Chairman. As a result, 140,000 options previously granted to Mr. White now expire on August 15, 2025 and 90,000 options previously granted to Mr. Gardner now expire on June 29, 2025. All other terms with respect to the option grants remain the same. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and calculated a change in fair value of $153,913.

On April 16, 2020, the Company awarded a director non-qualified stock options for 3,000 shares of common stock for services rendered to the Company with an exercise price of $4.025 vesting immediately and expiring on April 16, 2025, with a fair value of $11,811.

On May 27, 2020, the Company awarded two directors non-qualified stock options for 8,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2025, with a fair value of $41,435.

During the three months ended June 30, 2020 and 2019, the Company expensed $267,865 and $126,077, respectively, with respect to options. During the six months ended June 30, 2020 and 2019, the Company expensed $485,470 and $249,788, respectively, with respect to options.

As of June 30, 2020, there was $131,362 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.5 years.

The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2020:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2019	445,252	$15.39

Granted	3,787,991	5.03

Cancelled/Forfeited	(454,000)	7.50

Balance as of June 30, 2020	3,779,243	$5.89	4.4

Exercisable as of June 30, 2020	3,605,330	$5.93	4.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.81 for our common stock on June 30, 2020.

The Company issued three-year 2020 Warrants to purchase 498,000 shares of common stock to the purchasers of the 2020 Debentures (see Note 5 – Convertible Debt). The 2020 Warrants have an exercise price of $7.50 per share, and may be exercised cashlessly if the Company fails to maintain an effective registration statement at any time beginning six months after issuance. Of this amount, 2020 Warrants to purchase 82,500 shares were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager.

On June 22, 2020, 2020 Warrants to purchase 448,000 shares of common stock were cancelled (including 2020 Warrants for 82,500 shares that had been issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager) and warrants to purchase 573,479 shares of common stock were issued upon closing of the Offering and conversion of the 2020 Debentures, with an exercise price of $4.60 and an expiration term of five years. Of this amount, warrants to purchase 105,567 of shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager.

As a result of the Offering, the per share exercise price for the outstanding but unexercised 2020 Warrants to purchase shares of common stock related to the two warrant holders who did not cancel their 2020 Warrants, has been adjusted from $7.50 to $4.59 and the number of shares of common stock underlying the outstanding but unexercised 2020 Warrants increased from an aggregate of 50,000 to 81,700 shares of common stock.

On May 27, 2020, the Company awarded four non-employees warrants for 11,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2023, with a fair value of $53,835.

On June 18, 2020, in connection with the Offering, the Representative provided a partial exercise notice of the over-allotment option to purchase 50,000 additional shares of common stock and additional warrants to purchase 325,987 shares of common stock.

On June 22, 2020, in connection with the Offering, the Company issued warrants to purchase 2,499,900 shares of common stock, with a five-year term and an exercise price of $4.60, including the additional warrants pursuant to the over-allotment option exercise noted above.

In connection with the Offering, on June 22, 2020 the Company issued warrants to the Representative to purchase up to a total of 173,913 shares of common stock. The warrants are exercisable during the three-year period commencing 180 days from June 22, 2020. The warrants are exercisable at a per share price equal to $5.06 per share with a fair value of $522,515 netted in Additional Paid-In Capital included in the accompanying Statement of Balance Sheets.

NOTE 9 – CONCENTRATIONS

Revenue

For the three months ended June 30, 2020, one customer represented 99% of revenues. For the six months ended June 30, 2020, two customers represented an aggregate of 97% of revenues.

Accounts Receivable

As of June 30, 2020, one customer represented 99% of accounts receivable.

NOTE 10 – SUBSEQUENT EVENTS

In July 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

In August 2020, the Company issued options to purchase of 28,000 shares of common stock, that expire eighteen months from the date of grant and have an exercise price of $4.60, for services performed by two sales consultants.

In August 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

On August 5, 2020, the Company issued restricted stock awards for an aggregate of 230,000 shares of restricted common stock to the Company’s directors in consideration of their years of service to the Company that vest in full one-year from the date of grant, subject to the director’s continued service as member of the Board of Directors on the vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

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

In the areas of authentication and serialization of physical goods, we offer clients the following brand protection security and anti-counterfeit technologies:

•	RainbowSecure®
•	VeriPASTM serialization, track and trace technology
•	VeriPAS™ Smartphone Authenticator
•	VerifyMe Beeper
•	VerifyMe® as Authentic™ Labels

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently we have successfully run pilot production on the 7800 press which runs on HP Indigo’s newer series 4 platform, and will open up sheet-feed products like folded cartons and plastic cards. Customers can use a handheld beeping device, our VerifyMe Beepers, tuned to authenticate the unique frequency of our RainbowSecure® invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. VerifyMe Beepers are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with Micro Focus to use RainbowSecure® in their Global Product Authentication, Track and Trace (GPAS) system (software). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. Under the contract with Micro Focus, we have a re-seller agreement where we sell the combined Micro Focus GPAS system with our RainbowSecure® identifier under our own trademarked name, VeriPAS™. In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We believe RainbowSecure® is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. We have derived limited revenue from the sale of our RainbowSecure® technology.

VeriPAS™ serialization, track and trace technology combines the covert identifier of RainbowSecure® with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VeriPASTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VeriPASTM software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. To date, we have not recognized any revenue from our VeriPAS™ software. To date, we have not derived revenue from this technology.

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

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. The VerifyMe Beeper is a handheld beeping device is tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year.

VerifyMe® as Authentic™ labels are dual-purpose pre-printed labels with a visible serialized QR code for consumer scanning purposes, and an invisible serialized IR code for inspector scanning, authentication, and tracking purposes.  This label was developed to provide covert brand protection for on-line retailers, while enabling consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology is being tested by prospective customers.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. The COVID-19 pandemic has negatively impacted and could further negatively impact our sales and results of operations. Please see Item 1A. Risk Factors in this report for additional information regarding certain risks associated with the pandemic.

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

Further, we anticipate that as a result of the COVID-19 pandemic, our customers may require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended June 30, 2020 and 2019.

Revenue

Revenue for the three months ended June 30, 2020 was $75,256, an 86% increase as compared to $40,479 for the three months ended June 30, 2019. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $62,084, compared to $33,394 for the three months ended June 30, 2019. The resulting gross margin was 82% for the three months ended June 30, 2020, compared to 82% for the three months ended June 30, 2019. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $43,016 to $461,211 for the three months ended June 30, 2020 from $418,195 for the three months ended June 30, 2019.  The increase primarily related to non-cash stock based compensation which increased by approximately $82,000 offset by a net decrease in consulting expenses.

Legal and Accounting

Legal and accounting fees decreased by $15,161 to $53,174 for the three months ended June 30, 2020 from $68,335 for the three months ended June 30, 2019. The decrease related primarily to a decrease in legal fees.

Payroll Expenses

Payroll expenses were $209,530 for the three months ended June 30, 2020, an increase of $107,744 from $101,786 for the three months ended June 30, 2019.  The increase related primarily to an increase in non-cash stock based compensation of approximately $95,000, and an increase in salary of our Chief Financial Officer effective January 1, 2020.

Research and Development

Research and development expenses were $402 and $2,608 for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to our shift from research and development to commercialization of our products.

Sales and Marketing

Sales and marketing expenses were $79,439 and $109,158 for the three months ended June 30, 2020 and 2019, respectively. The decrease primarily related to a decrease in non-cash stock-based compensation of approximately $57,000 and lower costs due to a decrease in trade shows primarily as a result of the COVID-19 pandemic, offset by increases in sales consulting fees.

Operating Loss

Operating loss for the three months ended June 30, 2020 was $741,672, an increase of $74,984 compared to $666,688 for the three months ended June 30, 2019. The increase primarily related to an increase in non-cash stock-based compensation offset by increases in revenue. Operating loss for the three months ended June 30, 2020 included approximately $353,000 of non-cash stock-based compensation compared to approximately $260,000 of non-cash stock-based compensation for the three months ended June 30, 2019.

Net Loss

Our net loss increased by $1,987,401 to $2,653,057 for the three months ended June 30, 2020 from $665,656 for the three months ended June 30, 2019. The increase primarily was due to amortization of debt discount related to our convertible debentures included in interest expense. The resulting loss per share for the three months ended June 30, 2020 was $1.05 per diluted share, compared to $0.34 per diluted share for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following discussion analyzes our results of operations for the six months ended June 30, 2020 and 2019.

Revenue

We generated revenue of $167,102 for the six months ended June 30, 2020, a 92% increase compared to $86,933 for the six months ended June 30, 2019. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $137,128, compared to $65,081 for the six months ended June 30, 2019. The resulting gross margin was 82% for the six months ended June 30, 2020, compared to 75% for the six months ended June 30, 2019. This increase was primarily a result of more efficient usage of our RainbowSecure® invisible ink allowing more output per canister. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $380,916 to $1,031,793 for the six months ended June 30, 2020 from $650,877 for the six months ended June 30, 2019. The increase resulted primarily from an increase in non-cash charges related to stock-based compensation of $409,476 while the remaining variance was due to efficiencies within the Company.

Legal and Accounting

Legal and accounting fees decreased by $40,974 to $89,725 for the six months ended June 30, 2020 from $130,699 for the six months ended June 30, 2019. The decrease related primarily to a decrease in legal fees.

Payroll Expenses

Payroll expenses were $303,525 for the six months ended June 30, 2020, an increase of $96,950 from $206,575 for the six months ended June 30, 2019. The increase related primarily to an increase in non-cash stock based compensation of approximately $71,000, and an increase in salary of our Chief Financial Officer effective January 1, 2020.

Research and Development

Research and development expenses were $402 and $6,251 for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to our shift from research and development to commercialization of our products.

Sales and Marketing

Sales and marketing expenses were $122,349 and $252,301 for the six months ended June 30, 2020 and 2019, respectively. The decrease in sales and marketing relates to the departure of our VP of Global Business Development and our decreased participation in trade shows that have been cancelled due to the COVID-19 pandemic.

Operating Loss

Operating loss for the six months ended June 30, 2020 was $1,410,666 an increase of $229,044 compared to $1,181,622 for the six months ended June 30, 2019. The increase primarily related to an increase in non-cash stock-based compensation offset by increases in revenue. Operating loss for the six months ended June 30, 2020 included approximately $675,000 of non-cash stock-based compensation compared to approximately $349,000 of non-cash stock-based compensation for the six months ended June 30, 2019.

Net Loss

Our net loss for the six months ended June 30, 2020 was $3,745,220 an increase of $2,566,258 compared to $1,178,962 for the six months ended June 30, 2019. The increase primarily was due to amortization of debt discount related to our convertible debentures included in interest expense. The resulting loss per share for the six months ended June 30, 2020 was $1.58 per diluted share, compared to $0.61 per diluted share for the six months ended June 30, 2019.

Liquidity and Capital Resources

Our operations used $699,450 of cash during the six months ended June 30, 2020 compared to $1,013,238 during the comparable period in 2019, primarily due to an increase in revenues and greater efficiencies within the Company.

Cash used in investing activities was $50,832 during the six months ended June 30, 2020 compared to $74,770 during the six months ended June 30, 2019, which was attributed primarily to costs related to our equipment held for lease during the six months ended June 30, 2020.

Cash provided by financing activities during the six months ended June 30, 2020 was $10,092,649 compared to $0 during the six months ended June 30, 2019.  During the six months ended June 30, 2020, we redeemed the convertible debt issued to two investors in September 2019 for a total of $750,000. In the first quarter of 2020, we raised $1,992,000 in gross proceeds from the 2020 Debentures for net proceeds of $1,747,203. In the second quarter of 2020, as part of our public offering, we raised approximately $10,000,000 in gross proceeds and received net proceeds of $9,023,046, including the exercise of the over-allotment option resulting in gross proceeds of approximately $232,759.

On May 17, 2020, we entered into a paycheck protection program term note for $72,400 (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of June 30, 2020, the amount outstanding on the SBA Loan was $72,400 classified as Long-Term Liabilities and included in the accompanying Statement of Balance Sheets.

The accompanying financial statements and notes have been prepared assuming we will continue as a going concern. During the year ended December 31, 2019 we suffered from recurring losses from operations and negative cash flows from operations, resulting in a need for, among other things, capital resources. As of December 31, 2019, we had cash of $252,766 and disclosed that our ability to continue as a going concern was predicated on our ability to raise capital and to sustain adequate working capital to finance our operations. During the first half of 2020, we met or exceeded the factors that predicated the going concern in 2019 which is more fully described in Note 1 – Summary of Significant Accounting Policies in the Notes accompanying the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended June 30, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to the inability to segregate duties because we are thinly staffed. Based on our financial condition, there are limitations to the level of remediation possible. Our remediation plan is to hire additional personnel as resources allow.

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

Our business, results of operations and financial condition may be adversely impacted by the recent coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economy, resulted in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers and sales network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the first six months of fiscal 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure of which could result in a de-listing of our common stock. The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Provisions of our publicly traded warrants could discourage an acquisition of us by a third party. In addition to certain provisions of our amended and restated articles of incorporation and our amended and restated by-laws, certain provisions of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In June 2020, the Company issued 667 shares of restricted common stock in relation to investor relation services.

On June 22, 2020, the Company cancelled the 2020 Warrants for twenty-three of twenty-five warrant holders previously issued in connection with the Company’s private placement completed on March 6, 2020, and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of Common Stock. Also on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and 573,479 warrants.

On May 27, 2020, the Company awarded four non-employees warrants for 11,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2023.

In May 2020, the Company issued 667 shares of restricted common stock in relation to investor relation services.

In April 2020, the Company issued 667 shares of restricted common stock in relation to investor relation services.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units (the “Units”) consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The public offering price was $4.60 per Unit and we sold an aggregate of 2,173,913 Units to the underwriters at an 8.0% discount to the public offering price. Maxim Group LLC acted as representative of the underwriters (the “Representative”). Pursuant to such Registration Statement, the Company sold an aggregate of 2,173,913 Units at public offering price of $4.60. The offering closed on June 22, 2020. The offering did not terminate before all of the securities registered in the Registration Statement were sold. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase an additional 50,000 shares of common stock and 325,987 warrants for gross proceeds of approximately $232,759. The cash proceeds from the offering were $9,023,046, net of underwriting discounts and commissions of $800,000 and fees and expenses of $456,048. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the offering.

There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.2	Form of Representative’s Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.3	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.4	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on June 2, 2020)
10.1#	Second Amendment to Employment Agreement for Patrick White dated May 19, 2020 (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-237950) filed on May 21, 2020)
10.2#	Amendment to Consulting Agreement with Norman Gardner dated May 19, 2020 (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-237950) filed on May 21, 2020)
10.3#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.4#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.5#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.6	Agreement dated as of June 15, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on June 15, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 14, 2020	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

