Form 10-Q
period 2020-09-30
VerifyMe, Inc.
filed 2020-11-12
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39332

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,600,703 shares of common stock outstanding at November 11, 2020.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,975,614	$252,766
Accounts Receivable	103,067	81,113
Deposits on Equipment	-	51,494
Prepaid expenses and other current assets	81,801	31,801
Inventory	48,347	30,158
TOTAL CURRENT ASSETS	9,208,829	447,332

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of
$34,304 and $0 as of September 30, 2020 and December 31, 2019, respectively	216,789	177,021

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$312,956 and $292,588 as of September 30, 2020 and December 31, 2019, respectively	250,190	218,570
Capitalized Software Costs, net of accumulated amortization of
$15,034 and $0 as of September 30, 2020 and December 31, 2019, respectively	85,197	100,231
TOTAL ASSETS	$9,761,005	$943,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$-	$297,997
Derivative Liability	-	171,499
Accounts payable and other accrued expenses	542,795	422,297
Accrued Payroll	-	119,041
TOTAL CURRENT LIABILITIES	542,795	1,010,834

LONG-TERM LIABILITIES
Term Note	$72,400	$-

TOTAL LIABILITIES	$615,195	$1,010,834

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and
0 shares issued and outstanding as of December 31, 2019	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of September 30, 2020 and	-	-
December 31, 2019, respectively

Common stock, $.001 par value; 675,000,000 authorized; 5,584,540 and 2,239,120 issued, 5,577,529 and 2,232,112 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	5,578	2,232

Additional paid in capital	75,753,019	61,814,826

Treasury stock as cost; 7,011 shares at September 30, 2020 and December 31, 2019	(113,389)	(113,389)

Accumulated deficit	(66,499,398)	(61,771,349)

STOCKHOLDERS' EQUITY (DEFICIT)	9,145,810	(67,680)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,761,005	$943,154

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

NET REVENUE
Sales	$100,697	$56,225	$267,799	$143,158

COST OF SALES	18,621	8,471	48,595	30,323

GROSS PROFIT	82,076	47,754	219,204	112,835

OPERATING EXPENSES
General and administrative (a)	572,044	350,851	1,603,837	1,001,728
Legal and accounting	85,793	41,977	175,518	172,676
Payroll expenses (a)	108,037	167,807	411,562	374,382
Research and development	6,804	804	7,206	7,055
Sales and marketing (a)	292,470	148,416	414,819	400,717
Total Operating expenses	1,065,148	709,855	2,612,942	1,956,558

LOSS BEFORE OTHER EXPENSE, NET	(983,072)	(662,101)	(2,393,738)	(1,843,723)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	243	(8,338)	(2,053,807)	(5,678)
Change in fair value of embedded derivative	-	(36,109)	-	(36,109)
Loss on Extinguishment of debt	-	-	(280,504)	-
TOTAL OTHER (EXPENSE) INCOME, NET	243	(44,447)	(2,334,311)	(41,787)
NET LOSS	$(982,829)	$(706,548)	$(4,728,049)	$(1,885,510)

LOSS PER SHARE
BASIC	$(0.18)	$(0.36)	$(1.38)	$(0.96)
DILUTED	$(0.18)	$(0.36)	$(1.38)	$(0.96)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	5,488,111	1,962,755	3,436,805	1,964,183
DILUTED	5,488,111	1,962,755	3,436,805	1,964,183

(a)	Includes share-based compensation of $311,523 and $999,447 for the three and nine months ended September 30, 2020, respectively, and $322,641 and $671,649 for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,728,049)	$(1,885,510)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	61,888	103,167
Fair value of options in exchange for services	642,774	399,828
Fair value of restricted stock awards issued in exchange for services	240,950	168,654
Fair value of warrants in exchange for services	53,835	-
Loss on Extinguishment of Debt	280,504	-
Amortization of debt discount	1,992,000	8,696
Common stock issued for interest expense	60,802	-
Change in Fair Value of Embedded Derivative	-	36,109
Amortization and depreciation	69,706	17,297
Changes in operating assets and liabilities:
Accounts Receivable	(21,954)	(21,042)
Deposits on Equipment	-	(163,090)
Inventory	(18,189)	4,020
Prepaid expenses and other current assets	(50,000)	(4,200)
Accounts payable and accrued expenses	120,498	(19,048)
Net cash used in operating activities	(1,295,235)	(1,355,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(51,988)	(36,953)
Purchase of Equipment for lease	(22,578)	-
Capitalized Software Costs	-	(71,425)
Net cash used in investing activities	(74,566)	(108,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities, net of costs	9,023,046	-
Proceeds from issuance of notes payable	72,400	-
Repayment of bridge financing and early redemption fee	(750,000)	-
Proceeds from convertible debt, net of costs	1,747,203	461,307

Net cash provided by financing activities	10,092,649	461,307

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	8,722,848	(1,002,190)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,766	1,673,201

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,975,614	$671,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,250	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Series A Convertible Preferred Stock converted to common stock	$-	$122
Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$1,992,000	$-
Relative fair value of common stock issued in connection with 2020 Debentures	$34,412	$-
Relative fair value of warrants issued in connection with 2020 Debentures	$1,063,239	$-
Recognition of embedded derivative liability	$-	$171,425
Beneficial conversion feature in connection with 2020 Debentures	$649,552	$-
Common stock issued in relation to Convertible Debt	$-	$70,100
Common stock cancelled	$19	$-
Cashless Exercise of Warrants	$-	$2
Common stock issued to settle accrued payroll	$119,041	$-

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2019	-	-	0.85	-	2,186,435	2,187	61,294,125	(113,389)	(60,442,512)	740,411
Fair value of stock option	-	-	-	-	-	-	150,040	-	-	150,040
Restricted Stock awards and Restricted Stock Units	-	-	-	-	(2,400)	(3)	84,437	-	-	84,434
Common stock issued for services	-	-	-	-	14,000	14	88,153	-	-	88,167
Common stock issued in relation to Bridge Financing	-	-	-	-	20,000	20	70,080	-	-	70,100
Net loss	-	-	-	-	-	-	-	-	(706,548)	(706,548)
Balance at September 30, 2019	-	-	0.85	-	2,218,035	2,218	61,686,835	(113,389)	(61,149,060)	426,604

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2020	-	-	0.85	-	5,343,380	5,343	75,441,731	(113,389)	(65,516,569)	9,817,116
Fair value of stock options	-	-	-	-	-	-	157,304	-	-	157,304
Restricted stock awards	-	-	-	-	230,000	230	141,782	-	-	142,012
Common stock issued for services	-	-	-	-	3,261	4	12,203	-	-	12,207
Common stock issued in relation to public offering of securities	-	-	-	-	888	1	(1)	-	-	-
Net loss	-	-	-	-		-	-	-	(982,829)	(982,829)
Balance at September 30, 2020	-	-	0.85	-	5,577,529	5,578	75,753,019	(113,389)	(66,499,398)	9,145,810

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2018	304,778	305	0.85	-	2,044,063	2,044	60,944,955	(113,389)	(59,263,550)	1,570,365
Conversion of Series A Convertible Preferred Stock	(304,778)	(305)	-	-	121,911	122	183	-	-	-
Cashless Exercise of Warrants	-	-	-	-	1,435	1	(1)	-	-	-
Fair value of stock option	-	-	-	-	-	-	399,828	-	-	399,828
Restricted Stock awards and Restricted Stock Units	-	-	-	-	15,200	15	168,639	-	-	168,654
Common stock issued for services	-	-	-	-	15,426	16	103,151	-	-	103,167
Common stock issued in relation to Bridge Financing	-	-	-	-	20,000	20	70,080	-	-	70,100
Net loss	-	-	-	-	-	-	-	-	(1,885,510)	(1,885,510)
Balance at September 30, 2019	-	-	0.85	-	2,218,035	2,218	61,686,835	(113,389)	(61,149,060)	426,604

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	2,232,112	2,232	61,814,826	(113,389)	(61,771,349)	(67,680)
Fair value of stock options	-	-	-	-	-	-	642,774	-	-	642,774
Restricted stock awards	-	-	-	-	267,500	268	359,723	-	-	359,991
Fair value of warrants issued for services	-	-	-	-	-	-	53,835	-	-	53,835
Common stock issued for services	-	-	-	-	6,596	7	29,381	-	-	29,388
Common stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	19,208	19	66,893	-	-	66,912
Beneficial conversion feature in connection with 2020 Debentures		-		-	-	-	649,552	-		649,552
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063,239	-	-	1,063,239
Common stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	816,713	816	2,051,986	-	-	2,052,802
Common stock issued in relation to public offering of securities	-	-	-	-	2,254,801	2,255	9,020,791	-	-	9,023,046
Cancellation of common stock		-		-	(19,401)	(19)	19	-	-	-
Net loss	-	-	-	-	-	-	-	-	(4,728,049)	(4,728,049)
Balance at September 30, 2020	-	-	0.85	-	5,577,529	5,578	75,753,019	(113,389)	(66,499,398)	9,145,810

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” or the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

The Company is a technology solutions provider specializing in brand protection functions such as counterfeit prevention, authentication, serialization, track and trace features for labels, packaging and products. Until 2018, the Company primarily engaged in the research and development of its technologies. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPAS™ software system in 2018, which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo (a division of HP Inc.) printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to see where products originate and where they are deployed with geo location mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software over the Internet. Brand owners can then set rules of engagement, establish marketing programs for customer engagement and control, and monitor and protect their products’ “life cycle.” The Company has derived minimal revenue from the VeriPAS™ software system and has derived limited revenue from the sale of our RainbowSecure® technology.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding for working capital and to further develop the Company’s intellectual property.

Reverse Stock Split

On June 17, 2020, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, with the Nevada Secretary of State to effect a 50-to-1 reverse stock split of the Company’s issued and outstanding common stock and treasury stock, effective on June 18, 2020 (the “Reverse Stock Split”). The Reverse Stock Split did not affect the total number of shares of common stock or preferred stock that the Company is authorized to issue.  The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

During the three and nine months ended September 30, 2020, the Company’s revenues were primarily generated from printing labels utilizing the Company’s technology.

Sequencing

As of September 19, 2019, the Company adopted a sequencing policy whereby all equity-linked instruments issued prior to the closing of the $600,000 secured convertible debentures on September 19, 2019 may be classified as equity and all future equity-linked instruments may be classified as a derivative liability with the exception of instruments related to stock-based compensation issued to employees or directors. As of March 6, 2020, the Company redeemed the secured convertible debentures issued as of September 19, 2019 and as a result abandoned the sequencing policy previously adopted, so that all equity-linked instruments going forward may be classified as equity.

Convertible Debt

The Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. As of June 22, 2020, all convertible debt of the Company had been converted and the unamortized debt discount was fully amortized and included in interest expense in the accompanying Statements of Operations.

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

For each of the three and nine months ended September 30, 2020 and 2019, there were shares potentially issuable that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three and nine months ended September 30, 2020, there were approximately 4,397,000 anti-dilutive shares consisting of 474,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.  For the three and nine months ended September 30, 2019, there were approximately 1,073,000 anti-dilutive shares consisting of 402,000 shares issuable upon exercise of options, 439,000 shares issuable upon exercise of warrants, 144,000 shares issuable upon conversion of preferred stock and 88,000 shares issuable upon conversion of convertible debentures.

Liquidity

On August 27, 2014, FASB issued Accounting Standards Update (“ASU”) 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (“ASU 2014-05”), which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2019 the Company suffered from recurring losses from operations and negative cash flows from operations, resulting in a need for, among other things, capital resources. As of December 31, 2019, the Company had cash of $252,766 and disclosed that its ability to continue as a going concern was predicated on the Company’s ability to raise capital and to sustain adequate working capital to finance its operations. During the nine months ended September 30, 2020, the Company participated in an underwritten public offering and raised approximately $10.0 million in gross proceeds, and $9,023,046 in net proceeds after deducting discounts and commissions and other offering expenses. The Company met and exceeded those predications thus mitigating any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05 and its ability to satisfy the estimated liquidity needs for the twelve months from the issuance of the financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the nine months ended September 30, 2020 and 2019, the Company capitalized $74,042 (including a $51,494 deposit made in fiscal 2019) and $0, respectively, in connection with the certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for equipment for lease was $11,434 and $34,304 for the three and nine months ended September 30, 2020, respectively, and $0 for each of the three and nine months ended September 30, 2019, and is included in general and administrative expense in the accompanying Statements of Operations.

NOTE 3 – INTANGIBLE ASSETS

Patents and Trademarks

As of September 2020, our patent and trademark portfolios consisted of eleven granted U.S. patents and one granted European patent validated in four countries, four pending U.S. and three foreign patent applications, six registered U.S. trademarks, six registered foreign registrations, including one each in Colombia, Europe, Japan, Mexico, and Singapore, and three pending U.S. and foreign trademark applications. In January 2020, the Company received a Notice of Allowance for the U.S. Patent Application for the dual code authentication process relating to the Company’s invisible QR code and smartphone reading system “Device and Method for Authentication.” The Company’s registered patents expire between the years 2021 and 2037. Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the nine months ended September 30, 2020 and 2019, the Company capitalized $51,988 and $36,953, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $6,733 and $ 5,662 for the three months ended September 30, 2020 and 2019, respectively, and $20,368 and $17,297 for the nine months ended September 30, 2020 and 2019, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the nine months ended September 30, 2020 and 2019, the Company capitalized $0 and $71,425, respectively, related to software costs. Amortization expense for capitalized software was $5,011 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $15,034 and $0 for the nine months ended September 30, 2020 and 2019, respectively, included in general and administrative expense in the accompanying Statements of Operations.

NOTE 4 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of September 30, 2020, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. During the nine months ended September 30, 2020 and 2019, 0 and 304,778 shares of Series A, respectively, were converted into 0 and 121,911 shares of the Company’s common stock, respectively. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

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

The 2019 Debentures contained provisions that entitled each Purchaser, at any time, to convert all or any portion of the outstanding principal amount of its 2019 Debenture(s) plus any accrued interest into restricted shares of common stock. If we consummated a public offering within 180 calendar days of the Effective Date, then the conversion price would be the lesser of (a) $7.50 or (b) 70% multiplied by the price per share of the common stock we issued in the public offering (the “QPI Discounted Price”), subject to further adjustment as provided in the 2019 Debentures as well as subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. Further, if the Company consummated a public offering of common stock which resulted in us receiving gross proceeds of at least $5 million within 180 calendar days of the Effective Date then we would have been obligated to repay the outstanding amounts owed under the 2019 Debentures, to the extent they were not converted and including the applicable redemption premium then in effect, within three days of consummation of such an offering.

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

	September 30, 2020	December 31, 2019
Stock price	-	$3.50 - $5.00
Terms (years)	-	0.72 – 1.00
Volatility	-	153.9% - 195.7%
Risk-free rate	-	1.60% - 1.87%
Probability of QPI	-	50%

As of December 31, 2019, the Company’s warrants issuable to the Company’s placement agent in relation to the 2019 Debentures were treated as derivative liabilities and changes in the fair value were recognized in earnings. The Company estimated the fair value of these potentially issuable warrants using the Black-Scholes method and the following assumptions:

	September 30, 2020	December 31, 2019
Closing trade price of Common Stock	$-	$3.50
Intrinsic value of conversion option per share	$-	$3.50

	September 30, 2020	December 31, 2019
Annual Dividend Yield	-	0.0%
Expected Life (Years)	-	5
Risk-Free Interest Rate	-	1.68%-1.69%
Expected Volatility	-	445.01%-453.08%

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

The following table summarizes the 2019 Debentures outstanding as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$-	$600,000
Unamortized debt discount	-	(302,003)
Carrying value of convertible notes	-	297,997
Total short-term carrying value of Convertible Debentures	$-	$297,997

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2019	$171,499
Gain on extinguishment of debt	(171,499)
Fair value of derivative liability, September 30, 2020	$-

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

On June 22, 2020, the Company cancelled the 2020 Warrants for twenty-three of the twenty-five warrant holders and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of common Stock. Of this amount, 33,000 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. 2020 Warrants to purchase an aggregate of 81,700 shares of common stock at an exercise price of $4.59 per share remain outstanding. Also, on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and warrants to purchase 573,479 shares of common stock. Of this amount, 105,567 shares of common stock and warrants to purchase 105,567 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. See Note 8 – Stock Options, Restricted Stock and Warrants.

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

On June 22, 2020, upon the Company’s consummation of the public offering (See Note 7 – Stockholders’ Equity) and the Company’s commencement of trading on Nasdaq, the 2020 Debentures were automatically converted at $3.22, the QPI Discounted Price. As a result, the unamortized debt discount was fully amortized and included in interest expense in the accompanying Statements of Operations. Amortization of the debt discount associated with the 2020 Debentures was $0 and $1,992,000 for the three and nine months ended September 30, 2020, respectively, and was included in interest expense in the accompanying Statements of Operations. Interest expense for the three and nine months ended September 30, 2020 was $0 and $60,802, respectively.

On January 30, 2020 the Company issued an unsecured promissory note payable to a stockholder of the Company with a face value of $75,000 and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75,000 promissory note which was to become due in March 2020 purchased $80,000 of the 2020 Debentures and 2020 Warrants, which was paid by exchanging the promissory note and paying an additional $5,000. This is included in the $1,992,000 gross proceeds raised. Interest expense in relation to the unsecured promissory note of $0 and $1,250 was recorded for the three and nine months ended September 30, 2020, respectively.

NOTE 6 – TERM NOTE

On May 17, 2020, the Company entered into a paycheck protection program term note for $72,400 (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of September 30, 2020, the amount outstanding on the SBA Loan was $72,400 classified as Long-Term Liabilities and included in the accompanying Balance Sheets.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company expensed $142,012 and $240,950 in costs related to restricted stock awards for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company expensed $84,434 and $168,654, respectively, relative to restricted common stock.

On June 17, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock. The public offering price was $4.60 per unit and the underwriters agreed to purchase 2,173,913 units at an 8.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to 326,087 shares of common stock and/or warrants to purchase up to 326,087 shares of common stock to cover over-allotments, if any.  The Offering closed on June 22, 2020 resulting in gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase 50,000 shares of common stock and 325,987 warrants for gross proceeds of $232,597. The net proceeds in relation to the Offering and including the over-allotment option were $9,023,046. The Company issued 30,000 shares of common stock for consulting services related to the Offering, with a fair value of $124,800 accounted for in Additional Paid in Capital and included in the accompanying Balance Sheets. Additionally, the Company issued 888 shares of common stock, with a fair value of $3,614, to its non-exclusive financial advisor and placement agent as commission for units purchased by an investor in the Offering.

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

On August 5, 2020, the Company issued restricted stock awards for an aggregate of 230,000 shares of restricted common stock to the Company’s directors in consideration of their years of service to the Company that vest in full one-year from the date of grant, subject to the respective director’s continued service as member of the Board of Directors on the vesting date. During the nine months ended September 30, 2020, $132,682 was expensed related to these services.

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

On March 15, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Agreement”). Pursuant to the Agreement, we agreed to pay in advance of services a monthly fee of $5,000 in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the first day of each month or the preceding day, if the first were to fall on a weekend or holiday. However, if the stock were to trade below $4.60 per share, the calculation would be based on $4.60. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the nine months ended September 30, 2020, the Company issued 6,596 shares of restricted common stock for a total expense of $29,388 related to these services. During the nine months ended September 30, 2019, the Company issued 3,426 shares of restricted common stock for a total expense of $26,167 related to these services.

On May 29, 2019, a former director completed a cashless exercise of 4,000 warrants and was issued 1,435 shares of the Company’s common stock. See Note 8 – Stock Options, Restricted Stock and Warrants.

During the nine months ended September 30, 2019, the Company issued 12,000 shares of restricted common stock for a total expense of $77,000 related to consulting services.

On September 19, 2019, in connection with the Bridge Financing, the Company issued a total of 20,000 restricted shares of common stock with a fair value of $70,100. See Note 5 – Convertible Debt.

During the nine months ended September 30, 2019, the Company granted a total of 24,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vested in equal quarterly installments over a one-year period. On February 27, 2019, three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 6,400 shares related to the portion of the unvested restricted stock awards these directors had received. On September 18, 2019 a director resigned from the Company’s Board of Directors, effective immediately, resulting in a cancellation of 2,400 related to the portion of unvested restricted stock awards this director had received.

NOTE 8 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

During 2013, the Company adopted the 2013 Omnibus Equity Compensation Plan (the “2013 Plan”). Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards up to an aggregate of 400,000 shares of common stock.  The 2013 Plan is intended to permit certain stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options are deemed to be non-qualified stock options.

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which covered the potential issuance of 260,000 shares of common stock. The 2017 Plan provided that directors, officers, employees, and consultants of the Company were eligible to receive equity incentives under the 2017 Plan at the discretion of the Board or the Board’s Compensation Committee.

On August 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”), subject to stockholder approval, which covers the potential issuance of up to 1,069,110 shares of common stock. On September 30, 2020, the Company’s stockholders approved the 2020 Plan, and upon such approval the 2020 Plan became effective and the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board or the Board’s Compensation Committee.

The 2020 Plan is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year (under all plans of the Company and its affiliates) shall not exceed $100,000, and the options in excess of $100,000 shall be deemed to be non-qualified stock options, including prices, duration, transferability and limitations on exercise. The maximum number of shares of common stock that may be issued under the 2020 Plan pursuant to incentive stock options may not exceed, in the aggregate, 1,000,000.

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

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2020:

Risk Free Interest Rate	1.77%
Expected Volatility	452.96%
Expected Life (in years)	4.4
Dividend Yield	0%
Weighted average estimated fair value of
options during the period	$4.62

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2019	358,271	$5.91

Granted	133,000	3.85

Forfeited/Cancelled/Expired	(17,500)	29.07

Balance as of September 30, 2020	473,771	$4.48

Exercisable as of September 30, 2020	436,771	$4.42	4.0	$49

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the nine months ended September 30, 2020:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance as of December 31, 2019	20,000	$9.75

Granted	133,000	3.85

Vested	(116,000)	4.44

Balance as of September 30, 2020	37,000	$5.19

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

On April 16, 2020, the Company approved a three-year extension of the expiration date for certain options previously granted to Patrick White, the Company’s President and Chief Executive Officer and to Norman Gardner, the Company’s Chairman. As a result, 140,000 options previously granted to Mr. White now expire on August 15, 2025 and 90,000 options previously granted to Mr. Gardner now expire on June 28, 2025. All other terms with respect to the option grants remain the same. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and calculated a change in fair value of $153,913.

On April 16, 2020, the Company awarded a director non-qualified stock options for 3,000 shares of common stock for services rendered to the Company with an exercise price of $4.025 vesting immediately and expiring on April 16, 2025, with a fair value of $11,811.

On May 27, 2020, the Company awarded two directors non-qualified stock options for an aggregate of 8,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2025, with a fair value of $41,435.

In August 2020, the Company issued options to purchase of 28,000 shares of common stock, that expire eighteen months from the date of grant and have an exercise price of $4.60, for services performed by two sales consultants, with a fair value of $96,000.

During the nine months ended September 30, 2020 and 2019, the Company expensed $642,774 and $399,828, respectively, with respect to stock options.

As of September 30, 2020, there was $70,871 unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.3 years.

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2020:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2019	445,252	$15.39

Granted	3,787,991	4.97

Cancelled/Forfeited	(454,000)	7.50

Balance as of September 30, 2020	3,779,243	$5.89	4.1

Exercisable as of September 30, 2020	3,605,330	$5.93	4.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.22 for our common stock on September 30, 2020.

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

On May 27, 2020, the Company awarded four non-employees warrants to purchase an aggregate of 11,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2023, with a fair value of $53,835.

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

In connection with the Offering, on June 22, 2020 the Company issued warrants to the Representative to purchase up to a total of 173,913 shares of common stock. The Representative’s Warrants are exercisable during the three-year period commencing 180 days from June 22, 2020. The Representative’s Warrants are exercisable at a per share price equal to $5.06 per share with a fair value of $522,515 netted in Additional Paid-In Capital included in the accompanying Balance Sheets.

NOTE 9 – CONCENTRATIONS

Revenue

For the three months ended September 30, 2020, three customers represented 99% of revenues. For the nine months ended September 30, 2020, two customers represented an aggregate of 93% of revenues.

Accounts Receivable

As of September 30, 2020, two customers represented 89% of accounts receivable.

NOTE 10 – SUBSEQUENT EVENTS

On October 12, 2020, pursuant to the 2020 Plan, the Company granted to each of the Company’s Chief Financial Officer, acting Chief Operating Officer, and Chief Technology Officer 5,000 restricted stock units that vested immediately and converted into shares of the Company’s common stock.

On October 12, 2020, the Company and each of Patrick White, the Company’s President, Chief Executive Officer and member of the Board, and Norman Gardner, the Company’s Chairman, entered into amendments to their respective employment and consulting agreement. The amendments increased Mr. White’s annual base salary to $280,000 and Mr. Gardner’s annual consulting fee to $175,000, effective immediately. In addition, pursuant to the amendments, the term of the employment agreement and consulting agreement will be extended for a period of not less than 18 months from and after a Change of Control (as the term is defined in the agreements), and their respective surviving spouse or estate will be entitled to certain payments upon his death following a Change of Control. All other material terms of the agreements remained the same.

On October 26, 2020, the Company entered into an amendment to a settlement agreement entered into on September 29, 2020, with our former Chief Executive Officer providing for a lump sum payment of $85,000 in full satisfaction of all claims made. This amount has been recorded as of September 30, 2020 under Accounts Payable and Other Accrued Expenses, included in the accompanying Balance Sheets.

In October 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

In November 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report or as indicated. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

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

Our brand protection technologies involve the utilization of invisible and/or color changing inks, which are compatible and printed with modern digital and standard printing presses. The inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner-based laser printers. The inks can be used to print both static and variable images utilizing digital printing presses and third-party digital inkjet systems which are attached to traditional printing presses. Our invisible ink can be used in fixed images, variable images or serialized codes, bar codes or QR codes. We have developed a product which attaches to a smartphone that reads our invisible ink codes into sophisticated cloud-based track and trace software. We also have a product that informs users that our invisible ink is present for authentication. Based upon our experience, we believe that the ink technologies may be incorporated into most existing manufacturing processes.

In the areas of authentication and serialization of physical goods, we offer clients the following brand protection security and anti-counterfeit technologies:

•	RainbowSecure®
•	VeriPASTM serialization, track and trace technology
•	VeriPAS™ Smartphone Authenticator
•	VerifyMe Beeper
•	VerifyMe® as Authentic® Label
•	VerifyMe® WebTM

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with HP Indigo to print this technology on packages and labels on their 6000 series presses. Our technology has been tested and approved by HP Indigo 6000 series presses and more recently we have successfully run pilot production on the 7800 press which runs on HP Indigo’s newer series 4 platform, and will open up sheet-feed products like folded cartons and plastic cards. Customers can use a handheld beeping device, our VerifyMe Beepers, tuned to authenticate the unique frequency of our RainbowSecure® invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. VerifyMe Beepers are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with Micro Focus International PLC (“Micro Focus”) to use RainbowSecure® in their Global Product Authentication, Track and Trace (GPAS) system (software). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. Under the contract with Micro Focus, we have a re-seller agreement where we sell the combined Micro Focus GPAS system with our RainbowSecure® identifier under our own trademarked name, VeriPAS™. In May 2019, we entered into a strategic partnership with INX International Ink Company, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We believe RainbowSecure® is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. We have derived limited revenue from the sale of our RainbowSecure® technology.

VeriPAS™ serialization, track and trace technology combines the covert identifier of RainbowSecure® with the Micro Focus Track and Trace software which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VeriPASTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VeriPASTM software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. To date, we have recognized minimal revenue from our VeriPAS™ software.

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

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. The VerifyMe Beeper is a handheld beeping device tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year.

VerifyMe® as Authentic® labels are dual-purpose pre-printed labels with a visible serialized QR code for consumer scanning purposes, and an invisible serialized IR code for inspector scanning, authentication, and tracking purposes. This label was developed to provide covert brand protection for on-line retailers, while enabling consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology is being tested by prospective customers.

VerifyMe® WebTM includes, through our collaboration with Corsearch, Inc., a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms offering counterfeit products. To date, we have not derived revenue from this technology.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt businesses and affect production and sales across a range of industries, as well as cause volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. The COVID-19 pandemic has negatively impacted and could further negatively impact our sales and results of operations. Please see Part II—Item 1A. Risk Factors in this report for additional information regarding certain risks associated with the pandemic.

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

In connection with the COVID-19 pandemic, sales conferences and other in-person sales events have been curtailed. This has resulted in a reduction of our sales-related transportation costs and limited our in-person sales efforts. However, during these challenging times, we have expanded our sales and marketing team and made changes to our social media branding strategy. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the COVID-19 pandemic, our customers may require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended September 30, 2020 and 2019.

Revenue

Revenue for the three months ended September 30, 2020 was $100,697, an 79% increase as compared to $56,225 for the three months ended September 30, 2019. The increase in revenue primarily related to an increase in security printing with our authentication serialization technology for two large global brand owners.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $82,076, compared to $47,754 for the three months ended September 30, 2019. The resulting gross margin was 82% for the three months ended September 30, 2020, compared to 85% for the three months ended September 30, 2019. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $221,193 to $572,044 for the three months ended September 30, 2020 from $350,851 for the three months ended September 30, 2019.  The increase primarily related to increases in public company related costs, including investor relations and filing fees, and an increase of amortization and depreciation expense.

Legal and Accounting

Legal and accounting fees increased by $43,816 to $85,793 for the three months ended September 30, 2020 from $41,977 for the three months ended September 30, 2019. The increase related primarily to an increase in legal fees.

Payroll Expenses

Payroll expenses were $108,037 for the three months ended September 30, 2020, a decrease of $59,770 from $167,807 for the three months ended September 30, 2019.  The decrease related primarily to a decrease in non-cash stock-based compensation of approximately $67,000 offset by an increase in salary for our Chief Financial Officer effective January 1, 2020.

Research and Development

Research and development expenses were $6,804 and $804 for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily due to testing for new applications of our technology.

Sales and Marketing

Sales and marketing expenses were $292,470 and $148,416 for the three months ended September 30, 2020 and 2019, respectively. The increase primarily related to the expansion of our sales and marketing team which increased costs by approximately $110,000, charges related to our social media branding strategy of $31,000, and an increase in non-cash stock-based compensation of approximately $18,000, offset by lower costs due to a decrease in trade shows primarily as a result of the COVID-19 pandemic.

Operating Loss

Operating loss for the three months ended September 30, 2020 was $983,072, an increase of $320,971 compared to $662,101 for the three months ended September 30, 2019. The increase primarily related to the expansion of our sales and marketing team in addition to an increase in public company related costs.

Net Loss

Our net loss increased by $276,281 to $982,829 for the three months ended September 30, 2020 from $706,548 for the three months ended September 30, 2019. The resulting loss per share for the three months ended September 30, 2020 was $0.18 per diluted share, compared to $0.36 per diluted share for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following discussion analyzes our results of operations for the nine months ended September 30, 2020 and 2019.

Revenue

We generated revenue of $267,799 for the nine months ended September 30, 2020, an increase of 87% compared to $143,158 for the nine months ended September 30, 2019. The increase in revenue primarily related to an increase in security printing with our authentication serialization technology for two large global brand owners.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $219,204, compared to $112,835 for the nine months ended September 30, 2019. The resulting gross margin was 82% for the nine months ended September 30, 2020, compared to 79% for the nine months ended September 30, 2019. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $602,109 to $1,603,837 for the nine months ended September 30, 2020 from $1,001,728 for the nine months ended September 30, 2019. The increase resulted primarily from an increase in non-cash charges related to stock-based compensation, an increase in public company related costs, including for investor relations and filing fees, and an increase of amortization and depreciation expense.

Legal and Accounting

Legal and accounting fees for the nine months ended September 30, 2020 were $175,518, compared to $172,676 for the nine months ended September 30, 2019.

Payroll Expenses

Payroll expenses were $411,562 for the nine months ended September 30, 2020, an increase of $37,180 from $374,382 for the nine months ended September 30, 2019. The increase related primarily to an increase in salary of our Chief Financial Officer effective January 1, 2020.

Research and Development

Research and development expenses were $7,206 and $7,055 for the nine months ended September 30, 2020 and 2019, respectively. These expenses remained generally flat because, consistent with our transition to a strategy of commercializing our technology, we conducted only modest research and development relating mostly to testing for new applications of our technology in each period.

Sales and Marketing

Sales and marketing expenses were $414,819 and $400,717 for the nine months ended September 30, 2020 and 2019, respectively. The increase in sales and marketing related to the expansion of our sales and marketing department offset by our decreased participation in trade shows that have been cancelled due to the COVID-19 pandemic and a decrease of stock-based compensation expense.

Operating Loss

Operating loss for the nine months ended September 30, 2020 was $2,393,738 an increase of $550,015 compared to $1,843,723 for the nine months ended September 30, 2019. The increase primarily related to an increase in public company related costs, including costs associated with our Nasdaq listing, an expansion of our sales and marketing department, and an increase in non-cash stock-based compensation that was partially offset by increases in revenue. Operating loss for the nine months ended September 30, 2020 included approximately $999,000 of non-cash stock-based compensation compared to approximately $672,000 of non-cash stock-based compensation for the nine months ended September 30, 2019.

Net Loss

Our net loss for the nine months ended September 30, 2020 was $4,728,049 an increase of $2,842,539 compared to $1,885,510 for the nine months ended September 30, 2019. The increase primarily was due to amortization of debt discount related to our convertible debentures included in interest expense. The resulting loss per share for the nine months ended September 30, 2020 was $1.38 per diluted share, compared to $0.96 per diluted share for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our operations used $1,295,235 of cash during the nine months ended September 30, 2020 compared to $1,355,119 during the comparable period in 2019, primarily due to an increase in revenues and timing of payment of our accounts payable.

Cash used in investing activities was $74,566 during the nine months ended September 30, 2020 compared to $108,378 during the nine months ended September 30, 2019, which was attributed primarily to lower capitalized software costs offset by an increase in costs related to our patents for the nine months ended September 30, 2020.

Cash provided by financing activities during the nine months ended September 30, 2020 was $10,092,649 compared to $461,307 during the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, we redeemed the convertible debt issued to two investors in September 2019 for a total of $750,000. In the first quarter of 2020, we raised $1,992,000 in gross proceeds from the 2020 Debentures for net proceeds of $1,747,203. In the second quarter of 2020, as part of our public offering, we raised approximately $10,000,000 in gross proceeds and received net proceeds of $9,023,046, including the exercise of the over-allotment option resulting in gross proceeds of approximately $232,759.

On May 17, 2020, we entered into a paycheck protection program term note for $72,400 (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of September 30, 2020, the amount outstanding on the SBA Loan was $72,400 classified as Long-Term Liabilities and included in the accompanying Balance Sheets.

The accompanying financial statements and notes have been prepared assuming we will continue as a going concern. During the year ended December 31, 2019 we suffered from recurring losses from operations and negative cash flows from operations, resulting in substantial doubt about our ability to continue as a going concern and a need for, among other things, capital resources. As of December 31, 2019, we had cash of $252,766 and disclosed that our ability to continue as a going concern was predicated on our ability to raise capital and to sustain adequate working capital to finance our operations. During the nine months ended September 30, 2020, we raised working capital to finance our operations sufficient to mitigate any substantial doubt about our ability to continue as a going concern which is more fully described in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

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

We primarily generate revenue from the sale of printing labels with the Company’s technology. We only apply the five-step model to agreements when it is probable that we will collect the consideration we are entitled to in exchange for the services or products we transfer to customers. If collectability is not probable, the performance obligation or sale is deferred and not recognized until collection is probable or payment is received.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and non-employees based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended September 30, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to the inability to segregate duties because we are thinly staffed. Based on our financial condition, there are limitations to the level of remediation possible. We have hired an accounting firm to perform certain accounting functions in order to improve controls and procedures related to financial reporting.

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

Our business, results of operations and financial condition may be adversely impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economy, resulted in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers and sales network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the nine months ended September 30, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

On August 17, 2020, the Company issued non-qualified options to purchase an aggregate of 28,000 shares of common stock for services rendered to the Company by two sales consultants with an exercise price of $4.60 vesting immediately and expiring eighteen-months from the date of grant, with a fair value of $96,252.

In August 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

In September 2020, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023,046, net of underwriting discounts and commissions of $800,000 and fees and expenses of $456,048. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4). As of September 30, 2020, this offering has terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
10.1#*	Third Amendment to Employment Agreement for Patrick White dated October 12, 2020
10.2#*	Second Amendment to Consulting Agreement with Norman Gardner dated October 12, 2020
10.3#	VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.4#*	Form of Restricted Stock Agreement pursuant to the 2013 Omnibus Equity Compensation Plan
10.5#*	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan
10.6#*	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed or furnished herewith, as applicable.

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 12, 2020	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

