Form 10-K
period 2020-12-31
VerifyMe, Inc.
filed 2021-03-25
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ or No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ or No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,576,644 as of June 30, 2020. Shares of common stock held by executive officers and directors of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. As of June 30, 2020, there were no persons known to the registrant to own 5% or more of the outstanding common stock, and therefore no other persons have been deemed affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 7,359,042 shares of common stock outstanding as of the close of business on March 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of VerifyMe, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2021 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this Report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those express or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the ongoing coronavirus (“COVID-19”) pandemic
•	our relatively new business model and lack of significant revenues;
•	our ability to prosecute, maintain or enforce our intellectual property rights;
•	disputes or other developments relating to proprietary rights and claims of infringement;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the implementation of our business model and strategic plans for our business and technology;
•	the successful development of our sales and marketing capabilities;
•	the potential markets for our products and our ability to serve those markets;
•	the rate and degree of market acceptance of our products and any future products;
•	our ability to retain key management personnel;
•	regulatory developments and our compliance with applicable laws; and
•	our liquidity.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe,” or the “Company,” “we,” “us,” or “our”) is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. The Company was formed as LaserLock Technologies, Inc., in Nevada on November 10, 1999. Until 2018, we were primarily engaged in the research and development of our technologies. We began to commercialize our covert luminescent pigment, RainbowSecure®, in 2018, and we also developed the patented VeriPAS™ software system in 2018 which covertly and overtly serializes products to track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geolocation mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software through a web portal over the Internet. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control, monitor and protect their products’ “life cycle.” We have derived minimal revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

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

Business Update

Recent Developments

In March 2021, we signed a sales agency agreement with Syntax Ltd., HP Indigo’s authorized channel partner for China. Syntax is the only distributor authorized to sell and support HP Indigo products in China, and now has an exclusive agreement to sell our technology solutions for HP Indigo products in China. We also granted Syntax a non-exclusive right to sell our other products in China.

In February 2021, David Sandello joined VerifyMe as Director of Sales and Business Development of North America to focus on expanding our revenue operations and to accelerate growth. Mr. Sandello brings 15 years of experience building, scaling and leading revenue organizations including new sales and growth through existing account management teams.

In February 2021, we received an initial purchase order for 2 million pre-printed anti-counterfeiting labels. The labels will be utilized for track and trace and brand protection for 2 million boxes of surgical gloves, a personal protective equipment (“PPE”) necessity in fighting the ongoing Covid-19 pandemic. This initial purchase order for complete pre-printed tamper-evident labels with VeriPAS™ brand protection and consumer engagement is the first order under our strategic partnership with Renavotio (OTC: RIII). This is a custom-designed tamper proof label containing multiple layered technologies embedded and printed by VerifyMe.

In February 2021, we entered into a strategic partnership with INX International Ink Company (“INX”). INX will supply us with conventional and ink jet inks that incorporate our RainbowSecure® marking technology for resale to our customers. The inks are developed and ready for market for metal container decorating, dry offset printing, gravure shrink sleeves, and flexographic fabric printing. The inks developed, and expected to be developed, under the supply agreement are applicable to a broad range of uses, including aluminum beverage cans and bottles, labels and packaging for the cannabis industry, personal protective equipment, aerospace parts, motor vehicle parts, weapons and ammunition, silicon chips and medical equipment.

In February, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.2 million and net proceeds of $8.5 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand.

In January 2021, we signed Authentik, a company registered in Pakistan, as an independent sales contractor. Our relationship with Authentik will expand our global reach across critical industries, including pharmaceutical and food.

Year Ended December 31, 2020

In 2020, we focused our efforts primarily on the completion of our products, and began the introduction of our products into the market and forging relationships that could help generate revenue in future periods. We continue to expand our business and grow organically. We also plan to pursue acquisition opportunities that will allow us to accelerate our growth plans.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock over the next nine months. To date, no shares have been purchased, but the Company reserves the right to make purchases at any time under the terms set out in this program.

In June 2020, we completed the closing of our underwritten public offering of an aggregate of 2,173,913 units at a price to the public of $4.60 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.60. The common stock and warrants began trading on the Nasdaq Capital Market (“Nasdaq”) on June 18, 2020, under the symbols “VRME” and “VRMEW,” respectively. We received gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. Concurrent with the offering, we also effectuated a reverse split of our issued and outstanding common stock and treasury stock at a ratio of 50-to-1.

In March 2020, we completed the private placement of $1,992,000 senior secured convertible debentures (the “2020 Debentures”). We used $750,000 of the net proceeds to redeem prior outstanding convertible debentures issued in 2019. In connection with the issuance of the 2020 Debentures, we also issued warrants (“2020 Warrants”) to purchase 498,000 shares of common stock. Each of the 2020 Warrants had a three-year term and were immediately exercisable at an exercise price of $7.50 per share. On June 22, 2020, we cancelled the 2020 Warrants for twenty-three of the twenty-five warrant holders and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of common stock. Also on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and warrants to purchase 573,479 shares of common stock upon closing of our listing on Nasdaq.

In January 2020, we received a Notice of Allowance for the U.S. Patent Application from the U.S. Patent & Trademark Office for the dual code authentication process relating to our invisible QR code and smartphone reading system “Dual Code Authentication Process.”

COVID-19 Pandemic

The COVID-19 pandemic disrupted businesses and affect production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for 2020, and could further negatively impact our sales and results of operations. The pandemic has also caused a major spike in demand for safety products such as masks and gloves, COVID-19 test kits, medications, and vaccines to treat the virus, which we believe has further caused an increase in counterfeit products. Our suite of technology solutions for global manufacturers, distributors and sellers are designed to allow consumers to prove authenticity and we have proactively reached out to global manufacturers who are seeking to provide their customers authenticity in their products. Please see Item 1A, “Risk Factors—Risks Relating to the COVID-19 Pandemic” and ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic” in this Report for additional information regarding certain risks associated with the pandemic and the pandemic’s effect on our results of operations.

Commercialization of our Technologies

In 2020, we entered into a number of strategic partnerships and agreements to accelerate the commercialization of our technology and announced a number of commercial milestones achieved by the Company, including:

•	In October 2020, we entered into an agreement with OWS Capital to market, promote and sell our security authentication technology solutions, including the VerifyMe® as Authentic® labels, in the United Arab Emirates and Middle East.
•

In October 2020, we extended our agreement with Micro Focus International PLC (“Micro Focus”) for three years. The original agreement was entered into in December 2017. Micro Focus cross-sells our technology and supports our VeriPAS™ software platform. To date, no sales have been made on our behalf by Micro Focus, and limited revenue has been derived from our VeriPAS™ supply chain serialization, track and trace technology.

•	In September 2020, we were notified that a Forbes Top 50 Private Company that sells nutrition, personal care, beauty and home care products, expects to add additional distribution in three additional countries; Japan, Vietnam and Taiwan. The client also ordered RainbowSecure® ink technology to meet required production volumes for products, in the first quarter of 2021.
•	In June 2020, we entered into a new partnership with Corsearch, Inc. (“Corsearch”), a brand clearance and protection leader, pursuant to which we have the right to use and offer Corsearch’s technical search platform ZERO® to our customers and Corsearch will have the right to offer its brand clients the full suite of our technologies to protect their e-commerce products. ZERO® is an online monitoring and enforcement platform that monitors and processes all information relating to a brand’s products, trademarks, copyrights, designs and patents. The initial term of the agreement is two years and becomes auto renewable after the initial period. To date, we have not derived revenue from this technology. We are beginning to demonstrate this technology to our customers as part of a broader strategy for a comprehensive provider of brand protection solutions, for e-commerce as well as our proprietary physical and digital supply chain product offerings .

•	In June 2020, we executed a Technology Integration and Sales Referral Agreement with SmartGlyph Limited (“SmartGlyph”), a U.K-based digital solutions provider, for a two-year term, to integrate technologies and establish a sales referral relationship. Under the agreement, the combined offering will include the VeriPAS™ Smartphone Authenticator and its mobile app, VeriPAS™ serialization, track and trace technology and RainbowSecure® ink and SmartGlyph’s barcodes and multi-faceted, “software only” coding platform. In addition, the agreement includes a cross-selling agreement, pursuant to which the receiving party will pay the referring party a referral fee equal to 10% of the purchase price of the products purchased by a customer of the receiving party who was introduced by the referring party.
•	In June 2020, we received our first order for VeriPAS™ serialization, track and trace technology in the cannabis industry, combined with our VerifyMe® as Authentic® labels. The VeriPAS™ serialization, track and trace technology is being utilized on pre-printed tamper-proof labels in order for the client to protect itself from counterfeit products containing contaminants. The solution also allows the end-consumer to download the compulsory certificate of origin, directly from their smartphone, by scanning the overt barcode on the tamper-proof label. We derived approximately $16 thousand in revenue related to this order, and we received a similar reorder in the first quarter of 2021.
•	In June 2020, we entered into a strategic partnership with Techind Engineers & Consultants-Impex (“Techind”), part of the Gohar Group, of India, with a two-year term, pursuant to which Techind provides our VeriPAS™ serialization, track and trace technology to a broad range of industries and clients of Techind, with a specific focus on the pharmaceutical and food and beverage industries. We have demonstrated our solution to a number of global companies with a presence in India through our partnership with Techind.

Our Anti-Counterfeit Technologies and Products

In the areas of authentication and serialization of physical goods, we offer clients the following brand protection security and anti-counterfeit technologies:

•	RainbowSecure®
•	VeriPAS™ supply chain serialization, track and trace technology
•	VeriPAS™ Smartphone Authenticator
•	VerifyMe Beeper
•	VerifyMe® Web™

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently was qualified on HP Indigo’s 6900 series presses. In addition, we successfully trialed production on their 7900 press series used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed us that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our RainbowSecure® invisible ink technology. HP Indigo has showcased these samples at various global government and print service providers trade shows. Customers can use a handheld beeping device, our VerifyMe Beepers, tuned to authenticate the unique frequency of our RainbowSecure® invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. VerifyMe Beepers are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with Micro Focus to use RainbowSecure® in their Global Product Authentication Service (GPAS). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. Under the contract with Micro Focus, we have a re-seller agreement where we sell the combined Micro Focus GPAS with our RainbowSecure® identifier under our own trademarked name, VeriPAS™. In May 2019, we entered into a strategic partnership with INX, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In 2020 INX, in conjunction with Print Craft Inc., successfully-tested an appeal garment containing our RainbowSecure® ink. This secured garment survived the 50 wash and dry cycle test. Sales and marketing efforts for this new VerifyMe secure apparel technology are commencing in 2021 in conjunction with INX and Print Craft Inc. In February 2021, INX completed the development of a version of our RainbowSecure® security ink for metal objects and INX is now co-marketing the new security ink to its global clients. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We believe RainbowSecure® is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. We have derived limited revenue from the sale of our RainbowSecure® technology.

VeriPAS™ supply chain serialization, track and trace technology combines the covert identifier of RainbowSecure® with the Micro Focus GPAS which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VeriPASTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VeriPASTM software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. Revenue was received for the first time in 2020 and a new order was received in the first quarter of 2021. To date, we have recognized minimal revenue from this technology.

VeriPAS™ Smartphone Authenticator technology is a piece of hardware with a built-in lighting system and software that scans invisible RainbowSecure® codes. Product investigators attach their smartphone to this device which then reveals the hidden RainbowSecure® images on the smartphone screen which are then sent to the VeriPASTM software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length and are auto-renewable. A Forbes Top 50 Private Company added additional leases in 2020 for its international brand inspector team. Revenue from this product is at an initial stage and minimal at this time.

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. The VerifyMe Beeper is a handheld beeping device is tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year auto-renewable terms. We are in the process of upgrading the functionality of this device so that it connects to a mobile phone via Bluetooth allowing authentication attempts to be recorded in the cloud by geo-location with time and date stamp.

VerifyMe® as Authentic® labels are dual-purpose pre-printed labels with a visible serialized QR code for consumer scanning purposes, and an invisible serialized IR code for inspector scanning, authentication and tracking purposes.  This label can be either a standard label or designed with tamper evident features. It was developed to provide covert brand protection for e-commerce retailers, to enable consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology has been successfully launched with tamper evident features and is being used in the cannabis sector by one customer, without the covert IR component.

VerifyMe® WebTM includes, through our collaboration with Corsearch, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms offering counterfeit products. To date, we have not derived revenue from this technology.

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

Brand Protection Technology

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

In 2017, we signed a five-year contract with the HP Indigo to print this technology on packages and labels on their 6000 series digital presses. The 6000 series digital qualified presses are mainly used to print both static and variable high-quality images such as personalized labels and packaging for brand owners. In 2020, our technology was qualified on HP Indigo’s 6900 series presses, and we also successfully trialed production on their 7900 press series used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed us that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our RainbowSecure® invisible ink technology. HP Indigo has showcased these samples at various global government and print service providers trade shows.

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

The HP security ElectroInk containing RainbowSecure® is in an ink canister that is mounted into the digital HP Indigo printing press along with the other traditional ink stations. Since the HP Indigo is a digital press, the RainbowSecure® technology prints covert serialization numbers, codes or images either fixed or variable mainly on labels and packaging which are revealed when using our hand-held authentication devices, we call our VeriPAS™ Smartphone Authenticators. In combination with a smartphone, these authenticators utilize special calibrated laser light for authentication purposes. VeriPAS™ Smartphone Authenticators are being commercialized and leased to customers, typically for one year.

In addition, in 2020, HP Indigo increased their own marketing of our RainbowSecure® invisible ink technology. We collaborated with HP Indigo at the Asia Security Group Virtual High Security Printing & Brand Protection Conference & Exhibition in December 2020 to showcase our RainbowSecure® solution on HP Indigo’s digital printing presses. HP Indigo also highlighted our RainbowSecure® invisible ink and VeriPAS™ Smartphone Authenticator in a webinar in July 2020. HP Indigo has trained their world-wide sales force on our technology to show to both print service providers and brand owners. HP Indigo has also installed our technology offerings in their HP Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, Georgia where customers can perform tests and get hands on experience with our technologies.

We also believe business will be generated from both internal sales efforts as well as from our strategic partners. S-One Labels and Packaging LLC, a division of S-One LP (“S-One”), has agreed to provide us with global sales, distribution, shipping, warehousing and promotion support for our products and employs representatives on an as needs basis to promote our products. Under the terms of our agreement with S-One, S-One will act as a sales and marketing contractor for our printed products and services on a global basis and will assist us in fulfilling our obligations under our signed current and future reseller agreements with global and domestic print providers and brand owners. In addition, in 2020 we entered into a consulting arrangement to develop relationships with brand owners, converters and other stakeholders in the food, pharmaceutical, medical device, fashion, apparel, household good and industrial products packaging industry, focusing on markets in the United Kingdom, European Union, Middle East and Asia.

As an add-on track and trace feature of our RainbowSecure® covert imaging, we have contracted with Micro Focus, a global software developer to utilize their visible QR code system, GPAS, which is printed on labels and packaging along with our covert RainbowSecure® to store our hidden covert serial number in the cloud for product diversion investigators to authenticate with a proprietary application on a mobile device. The Micro Focus GPAS allows customers to use their smartphone to scan a product’s QR code or send the code via a text message. Immediate results help verify whether the product is real or counterfeit. This helps save customers from potential physical harm and businesses from facing lawsuits, loss of revenue and brand erosion. In addition to the anti-counterfeiting image, the Micro Focus GPAS has a “big data” gathering system with real-time analytics which geographically locate and identify counterfeiting activity by using an easily configured rules engine. Our covert or invisible RainbowSecure® system works as an extra layer of protection for the GPAS. When a professional product investigator scans the Micro Focus visible QR code with a special application on a smartphone it brings him or her to our secure cloud application to see what the hidden serialization number printed by the HP Indigo is for that particular label or package. The product investigator uses the RainbowSecure® reading device, the smartphone authenticator, to compare the hidden serialization number against the cloud number to prove authenticity.

Under the contract with Micro Focus, VerifyMe has a re-seller agreement where we sell the combined Micro Focus GPAS with our RainbowSecure® identifier under our own trademarked name, VeriPAS™. Minimal revenue has been recognized from VeriPAS™.

We also have a strategic partnership with INX, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. The specially formulated inks enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. The inks are developed and ready for market for metal container decorating, dry offset printing, gravure shrink sleeves, and flexographic fabric printing. The inks developed, and expected to be developed, under our partnership agreement are applicable to a broad range of uses, including aluminum beverage cans and bottles, labels and packaging for the cannabis industry, personal protective equipment, aerospace parts, motor vehicle parts, weapons and ammunition, silicon chips, and medical equipment. This development has significantly expanded the market and availability of our technology to the broader and more voluminous label and packaging manufacturing industry.

In addition, in May 2019, we entered into an equipment and software leasing contract with a Forbes Top 50 Private Company that sells nutrition, personal care, beauty and home care products around the globe. In September 2020, we received notice that this client plans to expand to cover additional products and three additional countries; Japan, Vietnam and Taiwan.

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

Our technologies can be printed on labels and packaging and can also be applied to metals, plastics and textiles. In addition to packaging and labels, our brand protection security printing technologies can be applied to authenticate important credentials such as tax stamps, driver’s licenses, plastics, metal, apparel, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. We can track and trace from production to ultimate consumption when coupled with our VeriPAS™ proprietary software.

The Opportunity

We believe our brand protection products have applications in many areas. Currently, we are aggressively marketing opportunities in the following:

•	Consumer Products – Counterfeit items are a significant and growing problem with all kinds of consumer-packaged goods, especially in the luxury retail and apparel industries. We believe our technologies are particularly suited for the cosmetics, health and beauty and apparel industries. We give the consumer the ability to test a products authenticity instantly with a smartphone. We can protect brand owners from liability litigation, product diversion and lost financial sales with our unique ink pigments which can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen. We currently have a contract to assist with securing certain cosmetic products.

•	Pharmaceuticals/nutraceuticals – We believe counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The United States enacted legislation requiring the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). Our unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. We are seeking to expand our business in this market and believe that as additional pharmaceutical companies seek to comply with the legislation we believe our products will provide attractive alternatives to address the need for product identifiers. We expect to engage third-party marketing and sales companies to present our solutions to the drug and pharmaceutical industry.

•	Food and Beverage – Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. We believe our pigments and authentication tools can help in the battle against counterfeit foods and beverages. We are currently marketing our products in this market.

Our Raw Material Suppliers

Our security pigments are manufactured from naturally occurring inorganic rare earth materials. The manufacturing process includes both chemical and mechanical elements. In many cases, we produce pigments that are unique to a customer or product line. This uniqueness can be achieved through a variety of techniques, including custom formulation or combination of our proprietary pigments and/or incorporation of other specialized taggants. There are many manufacturers of these types of specialized pigments and we intend to maintain multiple simultaneous relationships to ensure ample sources of supply. Accordingly, we are not dependent on any principal suppliers.

Manufacturing and Distribution

We rely on third-party strategic partners to manufacture and distribute our RainbowSecure® products. We provide these strategic partners with pigment mixing instructions for the specific uses of each client based on their existing equipment and processes. We maintain policies and procedures to monitor, track and log access to and disposition of all pigment. Our customers are also required to agree to and implement these policies and procedures. In relation to our other products, such our hand held VerifyMe Beeper and VeriPAS™ Smartphone Authenticator devices, as well as our VerifyMe® as Authentic® tamper-proof labels, we provide instructions for the design of these products and rely on our strategic partners for manufacturing and distribution.

Our Intellectual Property

Intellectual property is important to our business. The current patent and trademark portfolios consist of eleven granted US patents and one granted European patent validated in four countries, nine pending US and foreign patent applications, six registered US trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, and four pending US and foreign trademark applications.

In addition, seven patent applications are abandoned. We plan on considering filing for revival of some of the abandoned patent applications.

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

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our registered patents expire between the years 2021 and 2038. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

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

We have trademarked the VerifyMeTM brand in the United States and have registered and pending applications with respect to our brand internationally. However, our name and brand could be confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. We have a pending application for the VerifyMe name in Canada but can make no assurances regarding its approval. We are aware of names and marks similar to our service marks being used from time to time by other persons that could result in confusion and may diminish the value of our brands and adversely affect our business. See Item 1A “Risk Factors” for additional information regarding the risk of confusion of our name with other brands and other intellectual property risks.

Research and Development

Prior to 2019, we had been involved primarily in research and development since our inception. Through 2012, our research and development focused on pigment technologies. From 2012 through 2018, we allocated research and development efforts between digital and pigment technologies. Since 2019 our primary focus has shifted from research and development to commercialization of our products. Current research and development efforts are focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $19 thousand and $5 thousand during the years ended December 31, 2020 and 2019, respectively, on research and development.

We are now researching the conversion of our VeriPAS™ cloud-based platform into an Ethereum de-centralized blockchain network to increase its security. We are looking at an existing Ethereum Blockchain-as-a-Service ("BaaS") platform system that we would upgrade with our patented digital features. Our goal for the new platform will be to provide a comprehensive blockchain platform offering product lifecycle management, supply chain process control, data mining, consumer engagement, product certification, and process certification. We envision that this new blockchain network could be utilized by any sized business, to further enhance brand protection and value as well as to possibly enable us to expand into new business models.

Sales and Marketing Strategy

The rise of e-commerce is a major opportunity for our products and technologies. Both brand owners and counterfeiters conduct a rapidly growing proportion of their trade online. E-commerce sites such as Amazon, Alibaba and, eBay and social media networks, including Facebook, Twitter and Instagram, have become major hubs for counterfeits. These e-commerce sites continue to outperform brick-and-mortar retail growth, and such performance has been accelerated by the significant travel restrictions, mandated closures and other effects of the COVID-19 pandemic. A virtual global marketplace provides multiple benefits for counterfeiters. We have identified the following factors that make it easier for counterfeiters to deceive customers about the authenticity of the products they are buying:

•	Product inspection occurs after payment and delivery;
•	Counterfeiters base themselves in jurisdictions where the laws on counterfeiting are less stringent; and
•	Product images on a website are often all the consumer has, to view and inspect prior to the sale.

We view this is a major opportunity to address this growing problem. VerifyMe has developed two strategies to address the growing e-commerce counterfeiting issue.

1.	VerifyMe® as Authentic® tamper proof labels. This new pre-printed product is sold to large and small brand owners who want to provide their customers with the ability to instantly authenticate their product upon receipt using their customers own smartphone camera. The brand owner works with us to design the label and its security features and we manufacture the labels, through our strategic partnerships, and sell them to the brand owner to affix to their products for their customer to authenticate. As a side benefit the brand owner has the ability to engage with its customer and gather business intelligence about them.

2.	VerifyMe® WebTM is another new e-commerce product line that VerifyMe markets to brand owners. This product is a search tool that brand owners subscribe to which reports back to the brand owner any counterfeit websites and or counterfeit products that are found on the internet. VerifyMe provides reports to the brand owner and shuts down the counterfeiting sites and products by legal means.

In our opinion, standard historical optical security features such as holograms and Yellow UV Ink are still used but their effectiveness and usage are declining.

Our product line has a standard optical feature known as RainbowSecure® Security Ink Taggant. The differentiator between our standard ink taggant feature and existing products is that our RainbowSecure® feature can be printed on digital presses making each label, package, or product completely unique with its own digital signature. In addition, our invisible code can be read into the cloud with a smartphone. This solution is invisible to the human eye, and each code is unique and stored in the cloud for each product, thereby preventing a counterfeiter from matching the codes to products that contain our RainbowSecure® feature. Our software also provides intelligent monitoring capabilities. For example, if a counterfeit is suspected or a product is not in the correct location (i.e. product diversion) the brand owner is alerted by our software.

In conjunction with HP Indigo, we have modernized RainbowSecure® by creating unique signatures in the form of invisible codes that can be imbedded onto labels, packages and products that can be read with a smartphone into a supply chain management cloud-based software known as VeriPAS™.

We market directly with HP Indigo to owners of the 6000 series and HP Indigo 7900 series digital presses as well as the label and packaging printing industry, including both traditional and digital printers and users to address their clients’ needs for our covert serialization. We expect those printers to market and resell our technologies to both current and future brand owner clients. HP Indigo has trained their international digital press salesforce in various security printing technologies including our RainbowSecure® and VeriPAS™ technologies. HP Indigo sales people have generated multiple leads on our behalf. In 2017, we entered into a five-year contract with HP to supply HP Indigo digital press ink canisters containing our RainbowSecure® pigment for use by HP Indigo digital press owners who print our security feature on labels and packages for their brand owners. Additionally, we enter into reseller agreements with print service providers. Pursuant to one of these agreements, a global label manufacturer began printing our technology in July 2018 and has major brand owners as clients which can utilize our technologies to protect their product labels and packaging from counterfeiting and product diversion. This label printer owns and operates printers and manufacturing equipment which can implement our technology. This reseller also has manufacturing facilities around the globe.

In addition to the printing industry, we expect to market directly to all brand owners who utilize labels and packaging for their products. Brand owners can be licensed directly with us and direct their personal printer to print their labels and packaging with our printing technologies. The brand owner will therefore pay their royalties directly to us based on the number of labels and packages units to which their printer applied the technology. In 2019, we entered into a leasing agreement and purchase agreement with a major brand owner who is on the Forbes Top 50 Private Companies list. The brand owner began printing labels that include our product in the fourth quarter of 2019 and, in 2020, we received notice that this client plans to add additional products and three additional countries Japan, Vietnam and Taiwan. To date, we have derived limited revenue from this contract.

In lieu of building, training, and supporting a world-wide internal sales force, we have engaged with multiple strategic partners who have existing government and brand owner relationships in their particular geographical locations. These strategic partnerships include both paid and commissioned sales only contract arrangements. These strategic partners are located in the Middle East, Europe, United Kingdom, India, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe. We have also established a network of commission only paid consultants within the United States. These consultants mainly focus on brand owners and they are not constricted geographically. We have also entered into commissioned sales contract arrangements with the global sales staff of our vendors, HP Indigo and S-One.

We have a strategic partnership with S-One pursuant to which S-One provides us with global sales, distribution, shipping, help desk, warehousing and promotion support for our products and employs representatives on an as needs basis to promote our products. Under the terms of our agreement with S-One, S-One acts as a sales and marketing contractor for our printed products and services on a global basis to mainly print service providers (“PSP”) and assists us in fulfilling our obligations under our current and future reseller agreements with various global and domestic PSPs and brand owners.

In addition, we have cross-selling agreements with some of our strategic partners. Micro Focus, our track and trace partner, has agreed to cross sell our technologies as part of their GPAS. We are also contracted with Micro Focus to re-sell their GPAS product with our RainbowSecure® and our VeriPAS™ Smartphone Authenticator technology under our own trademarked name, VeriPAS™. Additionally, entered into a cross-selling agreement with SmartGlyph in 2020, pursuant to which we have agreed to integrate our technologies with their barcodes and multi-faceted, “software only” coding platform and sell to our respective customers.

We plan for our sales and marketing strategy to include an outreach program and sales programs that tailor the product to the governmental body or merchant, as well as key partnerships with authorities and merchants whose products or audiences can be complementary to our own. In particular, we intend to focus on building relationships with key partners who can deliver our products to their existing and prospective customers in target markets, i.e., commercial printers/packagers, plastic card manufacturers and financial services intermediaries. We entered into an agreement with OWS Capital to market, promote and sell our security authentication technology solutions to the UAE government and companies located in the Middle East. HP Indigo’s Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, Georgia have all been trained and outfitted with samples, including our VerifyMe Beepers, and VeriPAS™ Smartphone Authenticators, to demonstrate the technology to customers who visit the centers. Customers can perform tests and receive hands on experience with our technologies.

In addition, we collaborated with HP Indigo at the Asia Security Group Virtual High Security Printing & Brand Protection Conference & Exhibition in December 2020 to showcase our RainbowSecure® solution on HP Indigo’s digital printing presses. HP Indigo also invited us to man a station in the security printing sections of their trade show booths such as the global LabelExpo show held in Brussels, Belgium in September 2019 and in Singapore in March 2019. HP Indigo has us display solutions at their annual VIP print service provider event held in Tel Aviv every year as well as invited VerifyMe to attend other trade shows in 2020, however, due to the COVID-19 pandemic, these shows were postponed or cancelled.

Due to the strong security background of our management team, we have undertaken a major overhaul of our website to position us as a “one stop shop” for brand protection technologies, and as an expert advisor to brand owners to consult with them on their brand protection issues. Our new website is expected to launch in mid-April 2021. In addition to the website, a new social media advertising program will be launched to targeted customers.

In addition to the website and social media expansion, we have recently signed on new salespeople from a large competitor to enhance our sales team. We anticipate that additional hiring of experienced salespeople will continue for the foreseeable future.

Competition

The market for protection from counterfeiting, diversion, theft and forgery is a mature industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies where repeating static produced images are commonly used. Security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) security ink manufacturers who are generally well-established companies whose core business is manufacturing and selling printing inks; (ii) system integrators who have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers, and who typically offer a range of security solutions that enable them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements; (iii) system consultancy groups who offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) traditional authentication technology providers which provide holograms and digital watermarking; (v) product diversion tracking providers which provide on-product and in-product tagging technologies; and (vi) traditional security printers whose core products are printing the world’s currencies. In general, we believe competition in our principal markets is primarily driven by product performance, features and liability; price; ease of implementation, technology effectiveness, digital instant verification; new laws and regulations; product innovation and timing of new product introductions; ability to develop, maintain and protect proprietary products and technologies; sales and distribution capabilities; technical support and service; brand loyalty; applications support; and breadth of product line.

In 2020, new blockchain as a service (“BAAS”) technology companies have surfaced. These are mainly early-stage development companies that have begun to enter the marketplace using de-centralized blockchain networks to authenticate and validate products as well as traditional supply chain management including serialization, track and trace and internet of things (“IoT”) connectivity using codes, near field communication and RFID chips. We believe that converting our VeriPAS™ cloud-based platform into a de-centralized blockchain network will allow us to compete in this space with the advantage of blending our physical technologies for an enhanced product offering.

Amazon has become a competitor with their new “Project Zero” brand protection system utilizing their “Transparency” serialization product. Amazon’s product serialization service provides a unique code for every unit that is manufactured, and the brand puts these codes on its products as part of its manufacturing process, which Amazon scans and verifies. This differs from our covert luminescent pigment which is incorporated in the labeling process and our invisible covert serialization and authentication solution.

Also, HP Indigo is selling a yellow ultraviolet ink and a color changing ink as a security product at inexpensive prices that directly competes with our products. There are a number of providers of inexpensive ultraviolet inks in the marketplace, however, we believe these inexpensive ultraviolet inks do not provide the level of security and safety that our products provide.

New types of security competition are also increasing, such as retail website monitoring, brand investigations, RFID and near field communications products using low powered radio signals to connect to products.

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

Major Customers/Vendors

During the year ended December 31, 2020, two customers accounted for 92% of total sales.  During the year ended December 31, 2019, two customers accounted for 97% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2020 and 2019, the Company purchased 100% of pigment from one vendor. Additionally, during the years ended December 31, 2020 and 2019, the Company purchased 100% of canisters from one vendor.

As of December 31, 2020, two customers accounted for 96% of total accounts receivable. As of December 31, 2019, two customers accounted for 97% of total accounts receivable.

Employees and External Sales Force

As of March 19, 2021, we had three full-time employees, our Chief Executive Officer, our Chief Financial Officer, our Director of Sales and Business Development, North America, one part-time employee, our Chief Technology Officer, and four paid consultants, including our Chief Operating Officer and our Chairman. Because of the nature of our business, our employees and consultants can, and do, conduct their work for us remotely.

In lieu of building, training and supporting a world-wide internal sales force, we have engaged with multiple strategic partners who have existing government and brand owner relationships in their particular geographical locations. These strategic partnerships include both paid and commissioned sales only contract arrangements. These strategic partners are located in the Middle East, Europe, United Kingdom, India, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe.

We have also established a network of over a dozen commission-paid sales consultants within the United States. These consultants mainly focus on brand owners and they are not constricted geographically.

We have also entered into commissioned sales contract arrangements with the global sales staff of our vendors, HP Indigo and S-One.

Available Information

We make available free of charge on our website, www.verifyme.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. We have not incorporated by reference into this Report the information included, or that can be accessed through, our website and you should not consider it to be part of this Report.

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all information contained in this Report, before you decide whether to purchase our securities. If any of the following risks or uncertainties actually occur, our business, financial condition, results of operations and prospects would likely suffer, possibly materially. In addition, the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Relating to the COVID-19 Pandemic

Our business, results of operations and financial condition may be adversely impacted by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economy, resulted in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers and sales network. To date, the COVID-19 pandemic has limited our attendance at trade shows and other in-person events that would allow us to expand our customer base and increase global awareness. Furthermore, while we capitalized on new market developments created by the COVID-19 pandemic, our operations were affected by delays in orders and postponement of sales negotiations. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration and spread of the outbreak, the effectiveness of vaccines and speed of distribution of any. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic has resulted in prohibitions of non-essential activities, disruption and shutdown of businesses, travel restrictions, and the cancellation and postponement of conferences and in-person meetings, which could negatively impact our sales and results of operations. In response to the COVID-19 pandemic, we have suspended all non-essential travel for our employees, are canceling or postponing attendance at events, are discouraging employee attendance at industry events and limiting in-person work-related meetings. Our employees travel frequently to establish and maintain relationships with our customers and partners, and attend sales-conferences, many of which have been cancelled or postponed. Currently, as a result of the work and travel restrictions related to the ongoing pandemic, substantially all of our sales and services activities are being conducted remotely which might be less effective than in-person meetings. We do not yet know the extent of the negative impact on our ability to attract, serve, or retain customers. We continue to monitor the situation and as restrictions start easing and safety measures are heightened globally, we will allow limited travel for key in-person business meetings. The overall travel strictions could negatively impact our marketing and business development efforts and create operational or other challenges, any of which could harm our business, financial condition and results of operations.

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

Risks Relating to Our Business

We are a developmental stage company with a history of losses and we may never achieve or maintain profitability. As a developmental stage enterprise, we do not currently have sufficient revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of $5.9 million and 2.5 million for the year ended December 31, 2020 and December 31, 2019, respectively. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

Because our name and brand could be confused with brands that have similar names, we may be adversely affected by any confusion or negative publicity related to others that use a name similar to VerifyMe in their brand names. We have trademarked the VerifyMeTM brand in the United States and have pending applications with respect to our brand internationally. However, our name and brand has been and could be in the future confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. and www.verifyme.ng, a website offering verification services in Nigeria. We have a pending application for the VerifyMe name in Canada but can make no assurances regarding its approval. We have also attempted to contact the operators of the Nigeria website to resolve the confusion caused there but to date have been unsuccessful in our efforts. Further, we have registered certain trademarks and service marks in the United States and foreign jurisdictions. We are aware of names and marks similar to our service marks being used from time to time by other persons. Although we oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

Because our competitors in the anti-counterfeiting industry have much greater financial resources than we do and more functional technology offerings than we currently have, we may not be able to successfully compete with them. The market for protection from counterfeiting, diversion, theft and forgery is a mature industry dominated by a number of large, well-established companies, as described in Item 1, “Business Competition”. To compete effectively, we will need to expend significant resources in technology and marketing. Each of our competitors has substantially greater financial, human and other resources than we do and may develop superior technology or more cost-effective alternatives to our products and services. We may not have sufficient resources to develop and market our services effectively, or at all. If we cannot continue to develop or market competitive, cost-effective products and services, we may not be able to compete effectively, which will harm our operating results.

If our technologies do not work as anticipated once we achieve meaningful sales, we will not be successful. Our business depends on our ability to market and sell our ink technology. Without material sales and acceptance from customers with respect to our ink technology, we will not be successful. Further, we made a significant investment in our new authenticators, and if customers do not find them useful or decline to lease them, our business may suffer. We can provide no assurances that the market will accept our products or that we will achieve any meaningful sales.

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

If the market does not accept or embrace our technologies or product offering, our business may fail. Our technologies and the products we are offering have not been tested in the market on a large-scale basis. As a result, we can only speculate as to the market acceptance of these products and services. No assurance can be given that the market will accept any of our technologies, products and services. If the public fails to accept our technologies, products and services to the degree necessary to generate sufficient revenues, our business may fail.

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

Our reliance on HP Indigo to qualify additional HP Indigo digital printing presses adversely affects our ability to sell our products and generate revenue. In 2017, we signed a five-year contract with HP Indigo, a division of HP Inc., to print our RainbowSecure® technology on packages and labels on their 6000 series digital presses. In 2020, RainbowSecure® technology was qualified on HP Indigo’s 6900 series printing presses. In addition, we successfully trialed production on their 7900 press series. Notwithstanding, HP Indigo has yet to qualify more HP Indigo digital printing presses that include our technology which hinders our ability to sell our products. We believe that without further qualified HP Indigo presses, our ability to sell to a large part of the label and packaging print manufacturing market is impeded, and as a result our business and revenues are adversely affected.

Severe price competition from similar ink technologies may hinder our ability to sell our products. Currently an ultraviolet ink is being sold and supported by HP, Inc. for their HP Indigo digital presses that competes with our product. This ink has been in the security ink industry for many years and is therefore a wide-spread uncontrolled security product that sells for an extremely low cost. The same ultraviolet ink has some similar properties as our RainbowSecure® ink technology but the cost is so low it is being selected by some clients based on price which limits our ability to sell RainbowSecure®. Ultraviolet ink is also readily available in many forms and locations, including Amazon.com. This wide-spread availability of ink technologies that are similar to ours limits our ability to market and sell RainbowSecure®.

Our success depends on the efforts, abilities and continued service of Patrick White, our President and Chief Executive Officer, and if we are unable to continue to retain the services of Mr. White, we may not be able to continue our operations. Our success depends to a significant extent upon the continued service of Patrick White, our President and Chief Executive Officer.  Effective August 15, 2019, Mr. White’s employment agreement with us automatically renewed for one year and, on May 19, 2020, we agreed to extend Mr. White’s agreement until August 15, 2021 and to include automatic renewal provisions for subsequent one-year terms. The loss of Mr. White’s services and any negative market or industry perception arising from such loss could significantly harm our business, future prospects and the price of our common stock.

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

If we are unable to hire an experienced sales team, or our partners are not successful, we may not be able to generate material revenue. Presently our personnel consists of three full-time employees, one part-time employee and four outside consultants. We have several outside partners and a licensed global label manufacturer (the “GLM”) who are working on sales of our products. Our agreement with the GLM allows it to market our technologies to current and new clients. Our strategic partner agreements are individualized. We have two cross-selling agreements that provide that the partners are able to sell and mark-up certain of our technologies and we can sell and mark-up certain of the strategic partners’ products. Another strategic partner is selling our products globally as well as providing marketing support, warehousing, shipping services, help desk services and billing for a fixed percentage of our sales. Our potential customers are large companies with long sales cycles.  Accordingly, we may be required to hire sales persons to bolster our current sales efforts.  If the efforts of our management team, the GLM, strategic partners, and any sales persons we hire are unsuccessful, we may be unable to generate material revenue and those outside sales channels may end their relationship with us, thus ending their sales and services and materially harming our financial condition and results of operations. None of our strategic partners have sold our products under the cross-selling arrangements, to date.

Our future growth will depend upon the success of our strategic partners who integrate our solutions into their product offerings. We rely on strategic partnerships with larger companies which integrate our technologies into their product offerings. This distribution strategy leaves us largely dependent upon the success of our partners. If any of our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology, our business and future growth would be materially and adversely affected.

If we cannot manage our growth effectively, we may not become profitable. Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of three full-time employees, one part-time employee and four consultants. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could harm our financial condition and ability to become profitable.

Because a small number of customers account for all of our revenue, the loss of any of these customers would have a material adverse impact on our operating results and cash flows. We derive our revenue from a limited number of customers and our revenue in 2020 and 2019 was nominal. Our principal revenue has been generated from two customers. Certain of our agreements with customers have short terms or can be terminated on short notice. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these customers could have a material adverse effect on our operating results and cash flows. We must materially increase the number of our customers and be able to have our customers increase the number of products for which they use our service and if we cannot, it will adversely impact our financial condition and our business.

We will need to expand our sales, marketing and support organizations and our distribution arrangements to increase market acceptance of our products and services. We currently have a limited number of sales, marketing, customer service and support personnel and may need to increase our staff, or further outsource our sales process, to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers. The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting. Our inability to hire or outsource qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition. We may not be able to sufficiently build out our distribution network or enter into arrangements with qualified sales personnel on acceptable terms or at all. If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to continue our operations.

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

SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as the result of the material weaknesses in our internal control over financial reporting identified in Item 9A of this Report. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. We have not yet been able to remediate the material weakness related to our internal control over financial reporting.

Additional material weaknesses in our disclosure controls and internal control over financial reporting may be identified in the future.  Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Additionally, we may be subject to increasingly complex and expansive data privacy regulations within the United States. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective in 2020. The CCPA requires covered companies to provide California consumers with disclosures and expands the rights afforded consumers regarding their data. Fines for noncompliance of the CCPA can be as high as $8 thousand per violation. Since the CCPA was enacted, Nevada and Maine have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have proposed similar legislation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have a material adverse impact on our business.

Because we are, and will continue to be, dependent on certain third-party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations. We are relying upon our business partners to assist us including the GLM, S-One and Micro Focus. These partners are larger companies and may not necessarily have the same goals as us. We currently depend on a single vendor of pigment for the inks we sell, and we may continue to be dependent on a small number of third-party suppliers in the future including for services relating to our electronic technology. We cannot be certain that any of these providers will be willing or able to meet our evolving needs. Additionally, they could end our relationship in accordance with applicable contractual arrangements, some of which can be terminated on short notice. If our partners, vendors, or service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for these services, we may fail, in turn, to provide our services or to meet our obligations to our users, and our business, financial condition and operating results could be materially and adversely affected.

Fluctuations in the price of raw materials, changes in the availability of key suppliers, or catastrophic events may increase the cost of our products and services. Our security pigments are manufactured from naturally occurring inorganic rare earth materials. The cost of these raw materials is a key element in the cost of our products. Our inability to offset material price inflation could adversely affect our results of operations. We rely on one supplier to procure our raw materials, and it is difficult to predict what effects shortages or price increases for the raw materials we use to make our products may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our supplier’s inability to scale production and adjust delivery during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our ability to become profitable is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets. Our ability to become profitable depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends, (ii) develop and maintain competitive products, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (vi) monitor disruptive technologies and business models, (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending, (viii) respond to changes in overall trends related to end market demand, (ix) leverage our strategic partnerships to develop and commercialize new and existing products and (x) attract, develop and retain individuals with the requisite skill, expertise and understanding of customers’ needs to develop new technologies and introduce new products and sell our current products. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

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

Risks Relating to our Common Stock

Upon exercise of our outstanding options or warrants, conversion of our Series B Convertible Preferred Stock and vesting of our restricted stock units, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders. We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants and shares of our Series B Convertible Preferred Stock. As of March 19, 2021, there were options, warrants, shares of Series B Convertible Stock outstanding, and restricted stock units convertible into 463,771, 3,779,243,144,444 and 145,010 shares of common stock, respectively. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. Sales of large blocks of our common stock over a short time in the fall of 2019 had a significant adverse effect on our common stock price. Further sales could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price. In general, our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board of Directors could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure of which could result in a de-listing of our common stock and certain warrants. The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock or warrants when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock or warrants to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Provisions of our publicly traded warrants could discourage an acquisition of us by a third party. In addition to certain provisions of our amended and restated articles of incorporation, as amended, and our amended and restated by-laws, certain provisions of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

General Risk Factors

Due to factors beyond our control, our stock price may be volatile. Any of the following factors could affect the market price of our common stock:

•	The sales of large numbers of shares of common stock by former directors and their donees and associates;
•	The continued impact of the COVID-19 pandemic and its adverse impact upon the capital markets;
•	The loss of one or more members of our management team;
•	Our failure to generate material revenues
•	Regulatory changes including new laws and rules which adversely affect companies in our line of business;
•	Our public disclosure of the terms of any financing which we consummate in the future
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Cancellation of key contracts;
•	Our failure to meet financial forecasts we publicly disclose;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the ordinary course of business. As of the date of this Report, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market under the trading symbols “VRME” and “VRMEW,” respectively.

Common Shareholders

As of March 19, 2021, we had approximately 1,450 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of Board and will depend upon our earnings (if any), our financial condition, and our capital requirements. Nevada law permits a corporation to pay dividends out of earnings or surplus. Accordingly, we cannot pay dividends as a matter of law.

Recent Sales of Unregistered Securities

In October, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

In December 2020, the Company issued 2,174 shares of restricted common stock in relation to investor relation services.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4). As of December 31, 2020, this offering has terminated.

ITEM 6. [RESERVED]

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

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” or “us”) is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. The Company was formed in Nevada on November 10, 1999. Until 2018, we were primarily engaged in the research and development of our technologies. We began to commercialize our covert luminescent pigment, RainbowSecure®, in 2018, and we also developed the patented VeriPAS™ software system in 2018 which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo (a division of HP, Inc.) printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geolocation mapping and intelligent programable alerts. Brand owners access the VeriPAS™ software through a web portal over the Internet. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control, monitor and protect their products’ “life cycle.” We have derived minimal revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

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

In the areas of authentication and serialization of physical goods, we offer clients the following brand protection security and anti-counterfeit technologies:

•	RainbowSecure®
•	VeriPAS™ supply chain serialization, track and trace technology
•	VeriPAS™ Smartphone Authenticator
•	VerifyMe Beeper
•	VerifyMe® Web™

RainbowSecure® technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently was qualified on HP Indigo’s 6900 series presses. In addition, we successfully trialed production on their 7900 press series used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed us that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our RainbowSecure® invisible ink technology. HP Indigo has showcased these samples at various global government and print service providers trade shows. Customers can use a handheld beeping device, our VerifyMe Beepers, tuned to authenticate the unique frequency of our RainbowSecure® invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. VerifyMe Beepers are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with Micro Focus to use RainbowSecure® in their Global Product Authentication Service (GPAS). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. Under the contract with Micro Focus, we have a re-seller agreement where we sell the combined Micro Focus GPAS with our RainbowSecure® identifier under our own trademarked name, VeriPAS™. In May 2019, we entered into a strategic partnership with INX, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In 2020, INX, in conjunction with Print Craft Inc., successfully-tested an appeal garment containing our RainbowSecure® ink. This secured garment survived the 50 wash and dry cycle test. Sales and marketing efforts for this new VerifyMe secure apparel technology are commencing in 2021 in conjunction with INX and Print Craft Inc. In February 2021, INX completed the development of a version of our RainbowSecure® security ink for metal objects and INX is now co-marketing the new security ink to its global clients. The specially formulated inks will enable these printing presses to print our RainbowSecure® invisible ink technology, which includes our variable VeriPAS™ serialization, track and trace technology. We believe RainbowSecure® is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. We have derived limited revenue from the sale of our RainbowSecure® technology.

VeriPAS™ supply chain serialization, track and trace technology combines the covert identifier of RainbowSecure® with the Micro Focus GPAS which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VeriPASTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VeriPASTM software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. Revenue for this product was received for the first time in 2020 and a reorder was received in the first quarter of 2021. To date, we have recognized minimal revenue from this technology.

VeriPAS™ Smartphone Authenticator technology is a piece of hardware with a built-in lighting system and software that scans invisible RainbowSecure® codes. Product investigators attach their smartphone to this device which then reveals the hidden RainbowSecure® images on the smartphone screen which are then sent to the VeriPASTM software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length and are auto-renewable. A Forbes Top 50 Company added additional leases in 2020 for its international brand inspector team. Revenue from this product is at an initial stage and minimal at this time.

VerifyMe Beeper technology is an authentication tool which we are marketing to customers in conjunction with our RainbowSecure® ink pigment. The VerifyMe Beeper is a handheld beeping device is tuned to authenticate the unique frequency of our RainbowSecure® invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our RainbowSecure® ink. The VerifyMe Beeper is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized beeper will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year auto-renewable terms. We are in the process of upgrading the functionality of this device so that it connects to a mobile phone via Bluetooth allowing authentication attempts to be recorded in the cloud by geo-location with time and date stamp. We expect to be able to commercialize this update by the end of the Q1 2021.

VerifyMe® as Authentic® labels are dual-purpose pre-printed labels with a visible serialized QR code for consumer scanning purposes, and an invisible serialized IR code for inspector scanning, authentication and tracking purposes.  This label can be either a standard label or designed with tamper evident features. It was developed to provide covert brand protection for e-commerce retailers to enable consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology has been successfully launched with tamper evident features and is being used in the cannabis sector, without the covert IR component.

VerifyMe® WebTM includes, through our collaboration with Corsearch, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms offering counterfeit products. To date, we have not derived revenue from this technology.

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

Our digital technologies are contained in a web portal known as VeriPAS™. VeriPAS™ is built on the Micro Focus centralized cloud- based GPAS platform. Utilizing Micro Focus’s software team, we have embedded our patented invisible code system into the GPAS platform that allows inspectors to utilize our smartphone attachment to read unique invisible, serial codes, barcodes, NFC, RFID and QR codes for every label, package and or product into the VeriPAS™ cloud-based software portal. GPS locations of the scans of inspectors and end users are captured for the brand owner to monitor. In addition, this software is integrated with “iot”, NFC, RFID, SAP enterprise systems.

In addition, we have the ability to broadcast Bluetooth signals from our handheld light sensor device when our RainbowSecure® Ink is found on a product or label. This signal then triggers a GPS location to be recorded in the cloud-based VeriPAS™ software application. Together, the handheld light sensor device and the smartphone attachment authenticator provide the brand owner the ability to monitor their inspector team activities thru the VeriPAS™ web portal.

Another feature of our digital technologies is the ability for the brand owner to gather rich business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply scan a visible unique code generated by the VeriPAS™ web portal that is printed on labels and packages using their smartphone camera. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on a multiple of factors. Once this test is completed, the brand owner can then engage with the consumer by providing marketing materials, videos, discount coupons, product specifications, or cross sell other products with this consumer engagement software we provide to the brand owner in the cloud-based VeriPAS™ software.

COVID-19 Pandemic

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for 2020, and could further negatively impact our sales and results of operations. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak, the effectiveness of vaccines, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in this Report for additional information regarding certain risks associated with the pandemic.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following discussion analyzes our results of operations for the years ended December 31, 2020 and 2019. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

Revenue for the year ended December 31, 2020 was $343 thousand, a 40% increase compared to $245 thousand, for the year ended December 31, 2019. The increase in revenue primarily related to an increase in security printing with our authentication serialization technology for two large global brand owners.

Gross profit

Gross profit for the years ended December 31, 2020 and 2019, was $281 thousand and $200 thousand, respectively. The resulting gross margin was 81.9% for the year ended December 31, 2020, compared to 81.6% for the year ended December 31, 2019. This was a result of more efficient usage of our RainbowSecure® invisible ink. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses were $2,151 thousand for the year ended December 31, 2020 compared to $1,359 thousand for the year ended December 31, 2019, an increase of $792 thousand. The increase related primary to non-cash stock-based compensation expense, public company related costs, including investor relations and filing fees associated with our Nasdaq listing, and an increase in amortization and depreciation.

Legal and Accounting

Legal and accounting fees increased to $324 thousand for the year ended December 31, 2020 from $246 thousand for the year ended December 31, 2019. The increase related primarily to an increase in legal fees due to our securities offerings, more contract related work and other projects.

Payroll Expenses

Payroll expenses increased to $704 thousand for the year ended December 31, 2020 from $469 thousand for the year ended December 31, 2019, an increase of $235 thousand. The increase was primarily the result of higher non-cash charges related to stock-based compensation of approximately $131 thousand and an increase in the salaries of our Chief Executive Officer and Chief Financial Officer.

Research and Development

Research and development expenses increased by $14 thousand to $19 thousand for the year ended December 31, 2020 from $5 thousand for the year ended December 31, 2019. We plan to increase research and development in future periods, particularly in the switch from a cloud-based centralized network for VeriPAS™ to an Ethereum decentralized block-chain platform for our supply chain monitoring, and authentication platform.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2020 were $651 thousand compared to $553 thousand for the year ended December 31, 2019, an increase of $98 thousand. The increase is related to an expansion of our sales and marketing team which increased costs by approximately $150 thousand, charges related to our social media and branding of approximately $150 thousand, offset by lower share-based compensation costs of $135 thousand and lower costs due to a decrease in trade shows primarily as a result of the COVID-19 pandemic. We expect that travel related expenses will increase in 2021 and beyond, to the extent the COVID-19 pandemic subsides and in-person sales and marketing events resume.

Operating Loss

Operating loss for the year ended December 31, 2020 was $3,568 thousand, an increase of $1,136 thousand, compared to $2,432 thousand for the year ended December 31, 2019. The increase primarily related to an increase in public company related costs, including costs associated with our Nasdaq listing, an expansion of our sales and marketing department, and an increase in non-cash stock-based compensation that was partially offset by increases in revenue.

Net Loss

Our net loss increased $3,395 thousand to $5,902 thousand for the year ended December 31, 2020, from $2,507 thousand for the year ended December 31, 2019. The increase was primarily due to amortization of debt discount related to our 2020 senior secured convertible debentures (the “2020 Debentures”) included in interest expense, and loss on extinguishment of debt related to our 2019 senior secured convertible debentures (the “2019 Debentures”).  The resulting loss per share for the year ended December 31, 2020 was $1.48 per share, compared to $1.17 per share for the year ended December 31, 2019.

Liquidity and Capital Resources

Net cash used in operating activities increased by $702 thousand to $2,281 thousand for the year ended December 31, 2020 compared to $1,579 thousand for the year ended December 31, 2019.  The increase resulted primarily in increases due to salaries, increased legal fees, increased public related costs, an expansion of our sales and marketing team, and the initiation of our social branding and marketing campaign.

Net cash used in investing activities was $125 thousand for the year ended December 31, 2020, compared to $302 thousand for the year ended December 31, 2019.  The decrease in investing activities related to lower capitalized software costs and equipment held for lease, offset by an increase in expenses related to patents.

Net cash provided by financing activities increased by $9,631 thousand to $10,092 thousand for the year ended December 31, 2020 from $461 thousand for the year ended December 31, 2019.  During the year ended December 31, 2020, we redeemed the convertible debt issued to two investors in September 2019 for a total of $750 thousand. In the first quarter of 2020, we raised $1,992 thousand in gross proceeds from the 2020 Debentures for net proceeds of $1,747 thousand. In the second quarter of 2020, as part of our public offering, we raised approximately $10,000,000 in gross proceeds and received net proceeds of $9,023 thousand, including the exercise of the over-allotment option resulting in gross proceeds of approximately $232 thousand.

On May 17, 2020, we entered into a paycheck protection program term note for $72 thousand (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of December 31, 2020, the amount outstanding on the SBA Loan was $72 thousand classified as Long-Term Liabilities and included in the accompanying Balance Sheets.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock over the next nine months. To date, no shares have been purchased but the Company reserves the right to make purchases at any time under the terms set out in this program.

The accompanying financial statements and notes have been prepared assuming we will continue as a going concern. During the year ended December 31, 2019 we suffered from recurring losses from operations and negative cash flows from operations, resulting in substantial doubt about our ability to continue as a going concern and a need for, among other things, capital resources. As of December 31, 2019, we had cash of $253 thousand and disclosed that our ability to continue as a going concern was predicated on our ability to raise capital and to sustain adequate working capital to finance our operations. During the year ended December 31, 2020, we raised working capital to finance our operations sufficient to mitigate any substantial doubt about our ability to continue as a going concern which is more fully described in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.2 million and net proceeds of $8.5 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand. We believe that our cash and cash equivalents, together with the net proceeds from this offering, will fund our operations through 2025.

While we expect revenues to increase, we expect continued negative cash flows as we incur increased costs associated with expanding our business. We expect to continue to fund our operations primarily through utilization of our current financial resources, future revenue, and through the issuance of debt or equity.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Our revenue transactions include sales of our canisters, software, licensing, pre-printed labels, integrated solutions and leasing of our equipment. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case by case basis. For licensing of our RainbowSecure® technology we depend on the integrity of our clients’ reporting.

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

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this Report beginning on page F-1 located immediately after the signature page and incorporated by reference in this Item 8.

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 based on a finding of a material weakness related to a lack of segregation of duties, resulting from staffing in accordance with cost containment measures.

Remediation Plan to Address the Material Weakness in Internal Control over Financial Reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2020.

The Company plans to initiate a program to address the above weakness. As of the December 31, 2020 we have outsourced our day-to-day bookkeeping function and are in the process of hiring a corporate financial controller. We have started to identify key internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and we are currently in the process of documenting our internal control policies and procedures. We plan to implement the written policies and procedures commencing in 2021. The Company has an internal policy that all major expenditures must be approved by a majority of the Board of Directors. We have established controls related to corporate governance. The Board of Directors has adopted our audit committee charter, compensation committee charter and nominating and corporate governance committee charter, which can be found on our website at www.verifyme.com under “Investors–Corporate Governance.”

Furthermore, the Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. The Code of Ethics is available on our website at www.verifyme.com under “Investors-Corporate Governance.”

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2021 annual meeting of stockholders under the headings “Questions and Answers About these Proxy Materials and Voting,” “Proposal One: Election of Directors,” “Corporate Governance,” “Management and Executive Officers” and, if necessary, “Delinquent Section 16(a) Reports,” which proxy statement will be filed within 120 days after the December 31, 2020 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2021 annual meeting for stockholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed within 120 days after the December 31, 2020 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2021 annual meeting for stockholders under the heading “Security Ownership of Management and Certain Beneficial Owners,” which proxy statement will be filed within 120 days after the December 31, 2020 fiscal year end.

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and other rights	Weighted average exercise price of outstanding options, warrants and other rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	265,300 (1)	$4.98	1,071,961(3)
Equity compensation plans not approved by security holders	208,471 (4)	3.11	-
Total	473,771	4.48	1,071,961

(1)	Represents shares of common stock issuable upon exercise of stock options granted under the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2013 Omnibus Equity Compensation Plan, as amended (the “2013 Plan”)

(2)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”) or 2013 Plan, which do not have an exercise price.

(3)	Includes 1,054,211 shares remaining available for issuance under the 2020 Plan and 17,750 shares remaining for issuance under the 2013 Plan.

(4)	Includes individual grants to employees and consultants for services rendered to the Company which were not made under the Company’s existing equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2021 annual meeting for stockholders under the heading “Certain Relationships and Related Person Transactions,” which proxy statement will be filed within 120 days after the December 31, 2020 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2021 annual meeting for stockholders under the numbered proposal with the heading “Ratification of the Appointment of our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the December 31, 2020 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
4.1	Form of Warrant for the Purchase of Common Stock (incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
4.2	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.4	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on June 2, 2020)
4.5	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.6	Form of Representative’s Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.7*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Form of Employment Agreement for Patrick White dated August 15, 2017 (incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.2.1#	Amendment to Employment Agreement for Patrick White dated August 13, 2019 (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)

10.2.2#	Second Amendment to Employment Agreement for Patrick White dated May 19, 2020 (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-237950) filed on May 21, 2020)
10.2.3#	Third Amendment to Employment Agreement for Patrick White dated October 12, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.3#	Employment Agreement for Margaret Gezerlis dated November 15, 2018 (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.4#	Form of Consulting Agreement with Norman Gardner dated June 29, 2017 (incorporated herein by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.4.1#	Amendment to Consulting Agreement with Norman Gardner dated May 19, 2020 (incorporated herein by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-237950) filed on May 21, 2020)
10.4.2#	Second Amendment to Consulting Agreement for Norman Gardner dated October 12, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.5#	Consulting Agreement dated September 1, 2017 and First Amendment to Consulting Agreement dated March 1, 2018 for Keith Goldstein (incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.5.1#	Second Amendment to the Consulting Agreement dated April 9, 2019 for Keith Goldstein (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
10.6#	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from the Company’s Definitive Proxy Statement filed on November 19, 2013)
10.7#	2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017)
10.7.1#	Amendment to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2019)
10.8#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.9#	Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.10#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.11#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 and that Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.12#	Incentive Stock Option Agreement dated August 14, 2019 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.13#	Incentive Stock Option Agreement dated March 11, 2019 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)

10.14#	Incentive Stock Option Agreement dated January 7, 2020 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.15#	Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.15.1#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.16#	Form of Restricted Stock Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)
10.17#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.18#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.19#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.20#	Form of Restricted Stock Agreement pursuant to the 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.21#	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.22#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.23#*	Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the 2020 Equity Incentive Plan
10.24	Form of Senior Secured Convertible Debenture (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.25	Securities Purchase Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.26	Security Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.27	Letter Agreement dated February 28, 2020 between the Company and Bruce Evans (incorporated herein by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.28	Agreement dated as of June 15, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on June 15, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

# Denotes management compensation plan or contract

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Patrick White
Patrick White Chief Executive Officer and Director
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer and Director	March 25, 2021
Patrick White	(Principal Executive Officer)

/s/ Margaret Gezerlis	Chief Financial Officer	March 25, 2021
Margaret Gezerlis	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Norman Gardner	Chairman of the Board	March 25, 2021
Norman Gardner

/s/ Chris Gardner	Director	March 25, 2021
Chris Gardner

/s/ Marshall Geller	Director	March 25, 2021
Marshall Geller

/s/Howard Goldberg	Director	March 25, 2021
Howard Goldberg

/s/ Scott Greenberg	Director	March 25, 2021
Scott Greenberg

/s/ Arthur Laffer	Director	March 25, 2021
Arthur Laffer

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VerifyMe, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 25, 2021

VerifyMe, Inc.

Balance Sheets

(In thousands, except share data)

	As of
	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,939	$253
Accounts Receivable	31	81
Deposits on Equipment	-	51
Prepaid expenses and other current assets	177	32
Inventory	54	30
TOTAL CURRENT ASSETS	8,201	447

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of
$50 thousand as of December 31, 2020 and $0 as of December 31, 2019, respectively	200	177

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$320 thousand and $292 thousand as of December 31, 2020 and December 31, 2019, respectively	293	219
Capitalized Software Costs, net of accumulated amortization of
$20 thousand and $0 as of December 31, 2020 and December 31, 2019, respectively	80	100
TOTAL ASSETS	$8,774	$943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible Debt, net of unamortized debt discount	$-	$298
Derivative Liability	-	171
Accounts payable and other accrued expenses	383	422
Accrued Payroll	-	119
TOTAL CURRENT LIABILITIES	383	1,010

LONG-TERM LIABILITIES
Term Note	$72	$-

TOTAL LIABILITIES	$455	$1,010

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2020 and
0 shares issued and outstanding as of December 31, 2019	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of December 31, 2020 and	-	-
December 31, 2019, respectively

Common stock, $.001 par value; 675,000,000 authorized; 5,603,888 and 2,239,120 issued, 5,596,877 and 2,232,112 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	6	2

Additional paid in capital	76,099	61,815

Treasury stock as cost (7,011 shares at December 31, 2020 and December 31, 2019)	(113)	(113)

Accumulated deficit	(67,673)	(61,771)

STOCKHOLDERS' EQUITY (DEFICIT)	8,319	(67)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,774	$943

 The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.
Statements of Operations

(In thousands, except share data)

	Year Ended
	December 31, 2020	December 31, 2019

NET REVENUE
Sales	$343	$245

COST OF SALES	62	45

GROSS PROFIT	281	200

OPERATING EXPENSES
General and administrative (a)	2,151	1,359
Legal and accounting	324	246
Payroll expenses (a)	704	469
Research and development	19	5
Sales and marketing (a)	651	553
Total Operating expenses	3,849	2,632

LOSS BEFORE OTHER (EXPENSE), NET	(3,568)	(2,432)

OTHER (EXPENSE) INCOME
Interest expenses, net	(2,053)	(97)
Change in fair value of embedded derivative	-	22
Loss on extinguishment of debt	(281)	-
TOTAL OTHER EXPENSE, NET	(2,334)	(75)

NET LOSS	$(5,902)	$(2,507)

LOSS PER SHARE
BASIC	$(1.48)	$(1.17)
DILUTED	$(1.48)	$(1.17)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	3,980,202	2,149,112
DILUTED	3,980,202	2,149,112

(a)	Includes share-based compensation of $1,345 thousand for the twelve months ended December 31, 2020 and $800 thousand for the twelve months ended December 31, 2019.

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.
Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,902)	$(2,507)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	76	138
Fair value of options in exchange for services	704	423
Fair value of restricted stock awards issued in exchange for services	461	239
Fair value of restricted stock units issued in exchange for services	53	-
Fair value of warrants in exchange for services	51	-
Loss on Extinguishment of Debt	281	-
Amortization of debt discount	1,992	100
Common stock issued for interest expense	61	-
Change in Fair Value of Embedded Derivative	-	(22)
Amortization and depreciation	98	34
Changes in operating assets and liabilities:
Accounts Receivable	50	(51)
Inventory	(24)	12
Prepaid expenses and other current assets	(145)	(6)
Accounts payable and accrued expenses	(37)	61
Net cash used in operating activities	(2,281)	(1,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents and Trademarks	(103)	(44)
Purchase of Equipment for lease	(22)	(177)
Deposits on Equipment	-	(51)
Capitalized Software Costs	-	(30)
Net cash used in investing activities	(125)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	9,023	-
Proceeds from issuance of notes payable	72	-
Repayment of bridge financing and early redemption fee	(750)	-
Proceeds from convertible debt, net of costs	1,747	461

Net cash provided by financing activities	10,092	461

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	7,686	(1,420)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	253	1,673

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,939	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$1,992	$-
Relative fair value of common stock issued in connection with 2020 Debentures	$34	$-
Relative fair value of warrants issued in connection with 2020 Debentures	$1,063	$-
Recognition of embedded derivative liability recorded as debt discount	$-	$193
Beneficial conversion feature in connection with 2020 Debentures	$650	$-
Common stock issued to settle accrued payroll	$119	$-
Common Stock issued in relation to convertible debt	$-	$1
Reclass on deposit for equipment held for lease	$51	$-

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Stockholders' Equity (Deficit)

 (In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2018	304,778	-	0.85	-	2,045,311	2	60,945	(113)	(59,264)	1,570
Conversion of Series A Convertible Preferred Stock	(304,778)	-	-	-	121,911	-	-	-	-	-
Cashless Exercise of Warrants	-	-	-	-	1,435	-	-	-	-	-
Fair value of stock option	-	-	-	-	-	-	423	-	-	423
Restricted Stock Awards	-	-	-	-	20,000	-	239	-	-	239
Common stock issued for services	-	-	-	-	23,455	-	138	-	-	138
Common stock issued in relation to Bridge Financing	-	-	-	-	20,000	-	70	-	-	70
Net loss	-	-	-	-	-	-	-	-	(2,507)	(2,507)
Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	(113)	(61,771)	(67)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	(113)	(61,771)	(67)
Fair value of stock options	-	-	-	-	-	-	704	-	-	704
Restricted stock awards	-	-	-	-	267,500	1	580	-	-	581
Restricted Stock Units	-	-	-	-	15,000	-	53	-	-	53
Fair value of warrants issued for services	-	-	-	-	-	-	51	-	-	51
Common stock issued for services	-	-	-	-	10,944	-	43	-	-	43
Common stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	19,208	-	67	-	-	67
Beneficial conversion feature in connection with 2020 Debentures	-	-	-	-	-	-	650	-	-	650
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063	-	-	1,063
Common Stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	816,713	1	2,052	-	-	2,053
Common stock issued in relation to public offering of securities	-	-	-	-	2,254,801	2	9,021	-	-	9,023
Cancellation of Common Stock	-	-	-	-	(19,401)	-	-	-	-	-
Net loss									(5,902)	(5,902)
Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	(113)	(67,673)	8,319

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

The Company is a technology solutions provider specializing in brand protection and supply functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. Until 2018, the Company primarily engaged in the research and development of its technologies. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPAS™ software system in 2018, which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. We believe VeriPAS™ is the only invisible covert serialization and authentication solution deployed through variable digital printing on HP Indigo (a division of HP Inc.) printing systems with a smartphone tracking and authentication system. VeriPAS™ is capable of fluorescing, decoding, and verifying invisible RainbowSecure® codes in the field – designed to allow investigators to quickly and efficiently authenticate products throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geo location mapping and intelligent programable alerts. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control and monitor and protect their products’ “life cycle.” We have derived minimal revenue from our VeriPAS™ software system and have derived limited revenue from the sale of our RainbowSecure® technology.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $0 and $0 for allowance for doubtful accounts as of December 31, 2020 and 2019, respectively.

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

Equipment for Lease

Equipment for lease principally consists of costs associated with the development, certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. These technologies are leased to customers typically for a period of one year in length with automatically renewable leases cancellable by either party by written notice provided 90 days in advance. We examined the effect of Accounting Standards Update (“ASU”) No. 2016-02- “Lease (Topic 842)” and determined the impact is not material. Our policy is to capitalize the costs related to this equipment and depreciate on a straight-line basis over the estimated lives of the equipment which was determined to be 5 years. There is $50 thousand in depreciation for the year ended December 31,2020 and $0 for the year ended December 31, 2019 as the equipment became available at the end of 2019.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market which started in January 2020. Capitalized software development costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. During the years ended December 31, 2020 and 2019, the Company capitalized $0 and $30 thousand, respectively, for capitalized software. The Company’s capitalized software became available at the beginning of 2020. The Company recorded $20 thousand and $0 amortization for capitalized software for the year ended December 31, 2020 and December 31, 2019, respectively.

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

VerifyMe, Inc.

Notes to the Financial Statements

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. During the year ended December 31, 2020 and December 31, 2019, the Company did not incur any charges related to related parties. During the year, four directors and an entity in which one officer of the Company is a majority owner, participated in our 2020 Debenture offering, and two directors purchased securities in the Company’s June 2020 underwritten public offering, see Note 5 – Convertible Debt and Note 8 – Stockholder’s Equity, respectively.

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

Sequencing

As of September 19, 2019, the Company adopted a sequencing policy whereby all equity-linked instruments issued prior to the closing of the $600 thousand secured convertible debentures on September 19, 2019 may be classified as equity and all future equity-linked instruments may be classified as a derivative liability with the exception of instruments related to stock-based compensation issued to employees or directors. As of March 6, 2020, the Company redeemed the secured convertible debentures issued as of September 19, 2019 and as a result abandoned the sequencing policy previously adopted, so that all equity-linked instruments going forward may be classified as equity.

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

During the year ended December 31, 2020, the Company’s revenues were primarily made up of revenue generated from printing labels with the Company’s technology.

VerifyMe, Inc.

Notes to the Financial Statements

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $3 thousand and $6 thousand for the years ended December 31, 2020 and 2019, respectively, and are included in Sales and Marketing on the Statement of Operations.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2020 and 2019 were $19 thousand and $5 thousand , respectively.

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

VerifyMe, Inc.

Notes to the Financial Statements

For the years ended December 31, 2020 and 2019, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented.

For the year ended December 31, 2020, there were approximately 4,397,000 anti-dilutive shares consisting of 474,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.

For the year ended December 31, 2019 there were approximately 1,022,000 anti-dilutive shares consisting of 439,000 anti-dilutive shares relating to warrants, 358,000 relating to options, 144,000 relating to preferred share agreements and 80,000 relating to convertible debentures.

Liquidity

On August 27, 2014, FASB issued Accounting Standards Update (“ASU”) 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (“ASU 2014-05”), which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2019 the Company suffered from recurring losses from operations and negative cash flows from operations, resulting in a need for, among other things, capital resources. As of December 31, 2019, the Company had cash of $253 thousand and disclosed that its ability to continue as a going concern was predicated on the Company’s ability to raise capital and to sustain adequate working capital to finance its operations. During the year ended December 31, 2020 the Company participated in an underwritten public offering and raised approximately $10.0 million in gross proceeds, and $9,023 thousand in net proceeds after deducting discounts and commissions and other offering expenses. The Company met and exceeded those predications thus mitigating any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05 and its ability to satisfy the estimated liquidity needs for the twelve months from the issuance of the financial statements.

NOTE 2 – EQUIPMENT FOR LEASE

During the years ended December 31, 2020 and 2019, the Company capitalized $73 thousand (including a $51 thousand deposit made in fiscal 2019) and $177 thousand, respectively, in connection with the certification and production of the VerifyMe Beeper and the VeriPAS™ Smartphone Authenticator technology. The Company will depreciate the equipment for lease over its useful life of five years. As the equipment became available at the end of 2019, there is $50 thousand depreciation in the year ending December 31, 2020 and $0 depreciation in the year ending December 31, 2019. Depreciation expense for equipment for lease was $50 thousand and $0, for the years ended December 31, 2020 and December 31, 2019, respectively, and is included in general and administrative expense in the accompanying Statements of Operations.

NOTE 3 – PATENTS AND TRADEMARKS

As of December 31, 2020, the Company’s patent and trademark portfolios consisted of eleven granted U.S. patents and one granted European patent validated in four countries, six pending U.S. and three foreign patent applications, six registered U.S. trademarks, seven registered foreign registrations, including two in Europe and one each in Australia, Colombia, Japan, Mexico, and Singapore, and four pending U.S. and foreign trademark applications. In January 2020, the Company received a Notice of Allowance for the U.S. patent application for the dual code authentication process relating to the Company’s invisible QR code and smartphone reading system titled “Dual code authentication process.” This application was issued as U.S. Patent No. 10,614,350 in April 2020. Additionally, the Company received a Notice of Allowance for the U.S. Patent Application titled “Device and method for authentication” in June 2020, and this application was issued as U.S. Patent No. 10,783,734 in September 2020. The Company’s issued patents expire between the years 2021 and 2038. Costs associated with the registration, prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years.

During the years ended December 31, 2020 and 2019, the Company capitalized $103 thousand and $44 thousand, respectively, for patent costs and trademarks. Amortization and impairment expense for patents and trademarks was $28 thousand and $34 thousand for the years ended December 31, 2020 and 2019, respectively.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 4 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31
US	2020	2019

Income before income taxes	$(5,902)	$(2,508)
Taxes under statutory US tax rates	(1,239)	(527)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	731	529
All other	707	72
State taxes	(199)	(74)
Income tax expense	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
US
Net operating loss	$9,230	$8,545
Share based compensation	782	725
Reserves and accruals	(9)	2
Gross deferred tax assets	$10,003	$9,272

Less valuation allowance	(10,003)	(9,272)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

As of December 31, 2020, the Company had federal and state net operating loss carry forwards of $40.3 million and $14.4 million, respectively that may be offset against future taxable income, subject to limitation under Internal Revenue Code of 1986, as amended (“IRC”) Section 382, which begin to expire in 2021.  No tax benefit has been reported in the December 31, 2020 due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the IRC results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. At the time of closing the books, the Company had not yet completed a study to determine the extent of the limitation.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2020 and December 31, 2019, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and has not recognized interest and/or penalties in the Statements of Operations loss for the years ended December 31, 2020 and 2019.

VerifyMe, Inc.

Notes to the Financial Statements

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

There are no taxes payable as of December 31, 2020 or December 31, 2019.

NOTE 5- CONVERTIBLE DEBT

	December 31, 2020	December 31, 2019
Convertible Debentures, due September 18, 2020:
Principal value	$-	$600
Debt discount	-	(402)
Amortization of Debt Discount	-	100
Carrying value of convertible notes	-	298
Total short-term carrying value of Convertible Debentures	$-	$298

Embedded Derivative Liability:
Fair value of derivative liability, December 31, 2019	$171	$193
Change in fair value of derivative liability	-	(22)
Gain on extinguishment of Debt	(171)	-
Fair value of derivative liability, December 31, 2020	$-	$171

On September 19, 2019, we completed the closing of $600 thousand of secured convertible Debentures (the “2019 Debentures”) for gross proceeds of $540 thousand after original issue discounts. As of September 18, 2019 (the “Effective Date”), we entered into two substantially identical securities purchase agreements (the “Securities Purchase Agreements”) with two purchasers (the “Purchasers”), which provided for the issuance of up to an aggregate of $1.2 million in principal amount of 2019 Debentures (the “Bridge Financing”) of which the first tranche of $600 thousand has been issued. The Securities Purchase Agreements provided for the issuance of the 2019 Debentures due one year from the dates of issuance in two $600 thousand tranches: the first tranche as described above, and the second tranche, at the discretion of the Purchasers and us, to occur any time after November 17, 2019. If, at any time after November 17, 2019, the Purchasers elect not to consummate the closing of the second tranche, then we may raise up to $600 thousand from additional investors (including our affiliates) who will have a security interest on a pari passu basis with the Purchasers in the first tranche, so long as such investors agree not to convert the securities received until the Purchasers in the first tranche have completely converted the 2019 Debentures or been fully repaid.

In connection with the Bridge Financing, each of the Purchasers received commitment fees of $5 thousand and 500,000 restricted shares (the “Commitment Shares”) of our common stock. The placement agent for the 2019 Debentures received a cash fee of 8% of the gross proceeds received at each closing and was entitled to receive warrants convertible into shares of common stock until May 2020 when the placement agent waived its right to receive the warrants.

The 2019 Debentures contained provisions that entitled each Purchaser, at any time, to convert all or any portion of the outstanding principal amount of its 2019 Debenture(s) plus any accrued interest into restricted shares of common stock. If the Company consummated a public offering within 180 calendar days of the Effective Date, then the conversion price would be the lesser of (a) $7.50 or (b) 70% multiplied by the price per share of the common stock we issued in the public offering (the “QPI Discounted Price”), subject to further adjustment as provided in the 2019 Debentures as well as subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. Further, if the Company consummated a public offering of common stock which resulted in us receiving gross proceeds of at least $5 million within 180 calendar days of the Effective Date then we would have been obligated to repay the outstanding amounts owed under the 2019 Debentures, to the extent they were not converted and including the applicable redemption premium then in effect, within three days of consummation of such an offering.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

	December 31, 2020	December 31, 2019
Stock price	-	$3.50 - $5.00
Terms (years)	-	0.72 – 1.00
Volatility	-	153.9% - 195.7%
Risk-free rate	-	1.60% - 1.87%
Probability of QPI	-	50%

As of December 31, 2020, the Company’s warrants issuable to the Company’s placement agent in relation to the 2019 Debentures were treated as derivative liabilities and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade on an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes method and the following assumptions:

	December 31, 2020	December 31, 2019
Closing trade price of Common Stock	$-	$3.50
Intrinsic value of conversion option per share	$-	$3.50

	December 31, 2020	December 31, 2019
Annual Dividend Yield	-	0.0%
Expected Life (Years)	-	5
Risk-Free Interest Rate	-	1.68%-1.69%
Expected Volatility	-	445.01%-453.08%

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

The Company recorded a total of $402 thousand debt discount upon the closing of the 2019 Debentures, including $171 thousand fair value of the embedded derivative liability, $70 thousand fair value of the common stock issued, $79 thousand of direct transaction costs incurred, $22 thousand related to warrants issuable to the placement agent, and $60 thousand original issue discount. The debt discount is amortized to interest expense over the term of the loan. Amortization of the debt discount associated with the 2019 Debentures was $100 thousand for the year ended December 31, 2019 and was included in interest expense in the Statements of Operations.

The 2019 Debentures were fully redeemed on February 26, 2020 for a face value of $600 thousand and an early redemption fee of $150 thousand resulting in a $281 thousand loss on extinguishment of debt included in the Statement of Operations.

VerifyMe, Inc.

Notes to the Financial Statements

On March 6, 2020, the Company completed the offering of $1,992 thousand of senior secured convertible debentures (the “2020 Debentures”) and raised $1,992 thousand in gross proceeds from the sale of the 2020 Debentures and 2020 Warrants (defined below). Of this amount, $330 thousand was received from four directors and an entity in which one officer of the Company is a majority owner and co-manager. The Company received $1,747 thousand after deducting direct transaction costs. The Company used $750 thousand of the net proceeds to redeem the existing 2019 Debentures prior to maturity, with a face value of $600 thousand and an early redemption fee of $150 thousand. The 2020 Debentures were due eighteen months following issuance as follows; $932 thousand on August 26, 2021, $910 thousand on August 28, 2021 and $150 thousand on September 6, 2021.

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

The embedded conversion feature was not determined to be a derivative that required bifurcation pursuant to FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), but was determined to be a beneficial conversion feature that required recognition within equity on the commitment date. The beneficial conversion feature was recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $650 thousand within additional paid-in-capital on the Balance Sheets for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature was amortized as interest expense over the term of the convertible debt.

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

The 2020 Warrants were determined to meet equity classification pursuant to FASB ASC 480, “Distinguish by Liabilities from Equity” and ASC 815. As such, the relative fair value of the 2020 Warrants was recorded as additional paid in capital on the Balance Sheets, which was determined to be $1,063 thousand , on the issuance date. The debt discount arising from recognition of the 2020 Warrants was amortized as interest expense over the term of the convertible debt.

On June 22, 2020, the Company cancelled the 2020 Warrants for twenty-three of the twenty-five warrant holders and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of common Stock. Of this amount, 33,000 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. 2020 Warrants to purchase an aggregate of 81,700 shares of common stock at an exercise price of $4.59 per share remain outstanding. Also, on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and warrants to purchase 573,479 shares of common stock. Of this amount, 105,567 shares of common stock and warrants to purchase 105,567 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. See Note 9 – Stock Options, Restricted Stock and Warrants.

In connection with the 2020 Debentures, the Company entered into an agreement with a non-exclusive financial advisor and placement agent for a term of twelve months commencing in January 2020. Upon execution of the agreement, the Company issued 5,000 fully vested restricted shares of the Company’s common stock and recorded $33 thousand included in general and administrative expense in the accompanying Statements of Operations. On March 6, 2020, in connection with this agreement a cash compensation of $153 thousand was made by the Company and an additional 12,285 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

VerifyMe, Inc.

Notes to the Financial Statements

In February 2020, the Company entered into an agreement with a non-exclusive financial advisor and placement agent terminating the later of April 30, 2020 or upon closing a successful private placement. The agreement automatically extended for periods of thirty days until terminated in writing. The Company agreed to pay 10% of the gross proceeds raised by the financial advisor and placement agent and agreed to issue an amount of restricted shares equal to 4% of the total securities sold in the private placement divided by the last reported closing price of the stock on the closing date of the private placement. On March 6, 2020, in connection with this agreement cash compensation of $25 thousand was paid by the Company and 1,923 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

The Company recorded a total of $1,992 thousand debt discount upon the closing of the 2020 Debentures, including the $650 thousand intrinsic value of the beneficial conversion option, $34 thousand relative fair value of the common stock issued to the placement agents, $245 thousand of direct transaction costs incurred and $1,063 thousand related to the 2020 Warrants. The debt discount was amortized to interest expense over the term of the loan.

On June 22, 2020, upon the Company’s consummation of the public offering (See Note 8 – Stockholders’ Equity) and the Company’s commencement of trading on Nasdaq, the 2020 Debentures were automatically converted at $3.22, the QPI Discounted Price. As a result, the unamortized debt discount was fully amortized and included in interest expense in the accompanying Statements of Operations. Amortization of the debt discount associated with the 2020 Debentures was $1,992 thousand for the year ended December 31, 2020, and was included in interest expense in the accompanying Statements of Operations.

On January 30, 2020 the Company issued an unsecured promissory note payable to a stockholder of the Company with a face value of $75 thousand and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75 thousand promissory note which was to become due in March 2020 purchased $80 thousand of the 2020 Debentures and 2020 Warrants, which was paid by exchanging the promissory note and paying an additional $5 thousand. This is included in the $1,992 thousand gross proceeds raised. Interest expense in relation to the unsecured promissory note of $1 thousand was recorded for the year ended December 31, 2020.

NOTE 6 – TERM NOTE

On May 17, 2020, the Company entered into a paycheck protection program term note for $72 thousand (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt by the Company of the proceeds of the SBA Loan, the Company uses those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of December 31, 2020, the amount outstanding on the SBA Loan was $72 thousand classified as Long-Term Liabilities and included in the accompanying Balance Sheets.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2020, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. During the years ended December 31, 2020 and 2019, 0 and 304,778 shares of Series A, respectively, were converted into 0 and 121,911 shares of the Company’s common stock, respectively. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019, the Company expensed $53 thousand and $0, respectively, relative to restricted stock units.

For the years ended December 31, 2020 and 2019, the Company expensed $461 thousand and $239 thousand, respectively, relative to restricted stock awards.

On October 12, 2020, pursuant to the 2020 Plan (See Note 9 – Stock Options, Restricted Stock and Warrants), the Company granted to each of the Company’s Chief Financial Officer, acting Chief Operating Officer, and Chief Technology Officer 5,000 restricted stock units that vested immediately and converted into shares of the Company’s common stock, with a total fair value of $53 thousand.

VerifyMe, Inc.

Notes to the Financial Statements

On June 17, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock. The public offering price was $4.60 per unit and the underwriters agreed to purchase 2,173,913 units at an 8.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to 326,087 shares of common stock and/or warrants to purchase up to 326,087 shares of common stock to cover over-allotments, if any.  The Offering closed on June 22, 2020 resulting in gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase 50,000 shares of common stock and 325,987 warrants for gross proceeds of $233 thousand. The net proceeds in relation to the Offering and including the over-allotment option were $9,023 thousand. The Company issued 30,000 shares of common stock for consulting services related to the Offering, with a fair value of $125 thousand accounted for in additional paid in capital and included in the accompanying Balance Sheets. Additionally, the Company issued 888 shares of common stock, with a fair value of $4 thousand, to its non-exclusive financial advisor and placement agent as commission for units purchased by an investor in the Offering.

Of the 2,173,913 units purchased in the Offering, 17,800 units were purchased by two directors of the Company.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 173,913 shares of common stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $5.06 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of three years from their initial exercise date. See Note 9 – Stock Options, Restricted Stock and Warrants.

In connection to the closing of the Offering and the related automatic conversion of the 2020 Debentures the Company issued 637,513 shares of common stock related to the principal amount outstanding of $1,992 thousand and interest expense of $61 thousand and issued 179,200 shares of common stock related to the cancellation of the 2020 Warrants (see Note 5 – Convertible Debt).

In connection to the 2020 Debentures (see Note 5 – Convertible Debt) the Company issued 19,208 restricted shares of common stock to the placement agents in connection with the private placement.

On August 5, 2020, the Company issued restricted stock awards for an aggregate of 230,000 shares of restricted common stock to the Company’s directors in consideration of their years of service to the Company that vest in full one-year from the date of grant, subject to the respective director’s continued service as member of the Board of Directors on the vesting date. During the year ended December 31, 2020, $351 thousand was expensed related to these services.

In May 2020, the Company rescinded and cancelled an aggregate of 19,401 shares of common stock that the Company had approved for issuance but were not yet issued and outstanding shares.

On April 16, 2020, the Company granted Mr. White a restricted stock award of 37,500 restricted shares of the Company’s common stock in lieu of $150 thousand in deferred salary. Of this amount, $119 thousand was accrued in prior years, and the remaining amount was expensed in payroll expenses included in the accompanying Statement of Operations. The restricted stock award vests in full one-year from the date of grant, subject to Mr. White’s continued services as an officer and employee of the Company on the vesting date.

During the year ended December 31, 2019, the Company granted a total of 24,000 restricted stock awards to five directors of the Company for their services. The restricted stock awards vest in equal quarterly installments over a one-year period. On February 27, 2019, three directors resigned from the Company’s Board of Directors, effective March 1, 2019. This resulted in a cancellation of 6,400 shares related to the portion of the unvested restricted stock awards these directors had received. On September 18, 2019 a director resigned from the Company’s Board of Directors, effective immediately, resulting in a cancellation of 2,400 related to the portion of unvested restricted stock awards this director had received. In December 2019, the Company issued 4,800 shares of restricted common stock to a director, for joining the Board of Directors.

On March 15, 2019, we engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement (the “Agreement”). Pursuant to the Agreement, we agreed to pay in advance of services a monthly fee of $5 thousand in shares of restricted common stock to the consulting firm for consulting services. The number of shares to be issued will be calculated based on the closing price of our common shares on the first day of each month or the preceding day, if the first were to fall on a weekend or holiday. However, if the stock were to trade below $4.60 per share, the calculation would be based on $4.60. The shares shall not have registration rights, and the shares may be sold subject to Rule 144. During the year ended December 31, 2020, the Company issued 10,944 of restricted common stock for a total expense of $43 thousand related to these services. During the year ended December 31, 2019, the Company issued 5,855 shares of restricted common stock for a total expense of $36 thousand related to these services.

VerifyMe, Inc.

Notes to the Financial Statements

Effective July 31, 2019, the Company engaged an advisor to provide consulting services to the Company’s Board of Directors. The Company issued 4,000 shares of restricted common stock during the year ended December 31, 2019 in related to this to this engagement for a value of $19 thousand.

Effective July 15, 2019, the Company engaged an advisor for sales and marketing purposes. During the year ended December 31, 2019, the Company issued 13,600 shares of restricted common stock for a value of $83 thousand.

On May 29, 2019, a former director completed a cashless exercise of 4,000 warrants and was issued 1,435 shares of the Company’s common stock. See Note 9– Stock Options, Restricted Stock and Warrants.

On September 19, 2019, in connection with the Bridge Financing, the Company issued a total of 20,000 restricted shares of common stock with a fair value of $70 thousand. See Note 5 – Convertible Debt.

NOTE 9– STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

On August 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”), subject to stockholder approval, which covers the potential issuance of up to 1,069,110 shares of common stock. On September 30, 2020, the Company’s stockholders approved the 2020 Plan, and upon such approval the 2020 Plan became effective and the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

The 2020 Plan is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year (under all plans of the Company and its affiliates) shall not exceed $100 thousand , and the options in excess of $100 thousand shall be deemed to be non-qualified stock options, including prices, duration, transferability and limitations on exercise. The maximum number of shares of common stock that may be issued under the 2020 Plan pursuant to incentive stock options may not exceed, in the aggregate, 1,000,000.

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

VerifyMe, Inc.

Notes to the Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2020 and 2019:

	2020	2019

Risk Free Interest Rate	1.77%	2.14%
Expected Volatility	452.88%	436.22%
Expected Life (in years)	5.0	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$4.61	$12.25

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2020 and 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value (in 000’)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2018	372,271	$7.00

Granted	30,000	9.00
Forfeited/Cancelled	(44,000)	17.00

Balance as of December 31, 2019	358,271	$5.91
Granted	133,000	3.85
Forfeited/cancelled	(17,500)	29.07

Balance as of December 31, 2020	473,771	$4.48

Vested and Exercisable as of December 31, 2020	463,771	$4.36	3.8	$97

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period. During the years ended December 31, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $97 thousand and $60 thousand , respectively.

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2020 and 2019:

	Unvested Options
		Weighted -
		Average
	Number of	Grant
	Unvested Options	Date Exercise Price

Balance December 31, 2018	40,333	$9.75

Granted	30,000	3.85

Vested	(50,333)	4.27

Balance December 31, 2019	20,000	$9.75

Granted	133,000	3.85

Vested	(143,000)	4.27

Balance December 31, 2020	10,000	$9.75

Effective January 2020, the Company awarded its Chief Financial Officer incentive stock options exercisable for 4,000 shares of common stock with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $14 thousand.

Effective January 2020, the Company awarded four directors non-qualified stock options exercisable for 40,000 shares in the aggregate, for services rendered to the Company in 2019 with an exercise price of $3.505 vesting immediately and expiring on January 7, 2025 with a fair value of $137 thousand.

Effective January 2020, the Company awarded five of its directors non-qualified stock options exercisable for 50,000 shares in the aggregate, for services to be rendered to the Company in 2020 with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $171 thousand.

On April 16, 2020, the Company approved a three-year extension of the expiration date for certain options previously granted to Patrick White, the Company’s President and Chief Executive Officer and to Norman Gardner, the Company’s Chairman. As a result, 140,000 options previously granted to Mr. White now expire on August 15, 2025 and 90,000 options previously granted to Mr. Gardner now expire on June 28, 2025. All other terms with respect to the option grants remain the same. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and calculated a change in fair value of $154 thousand.

On April 16, 2020, the Company awarded a director non-qualified stock options for 3,000 shares of common stock for services rendered to the Company with an exercise price of $4.025 vesting immediately and expiring on April 16, 2025, with a fair value of $12 thousand.

On May 27, 2020, the Company awarded two directors non-qualified stock options for an aggregate of 8,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2025, with a fair value of $41 thousand.

In August 2020, the Company issued options to purchase of 28,000 shares of common stock, that expire eighteen months from the date of grant and have an exercise price of $4.60, for services performed by two sales consultants, with a fair value of $96 thousand.

During the year ended December 31, 2019, the Company amended the Consulting Agreement it has with its Chief Operating Officer and granted him options to purchase 20,000 shares of common stock with an exercise price of $9.75 that vest annually in equal increments over a two-year period.  Additionally, during the year ended December 31, 2019, the Company amended the Chief Operating Officer’s Consulting Agreement to provide, among other things, for a monthly consulting fee of $15 thousand for services provided and to extend the term of the Consulting Agreement to March 1, 2021.

VerifyMe, Inc.

Notes to the Financial Statements

In August 2019, the Company entered into an amendment (the “Amendment”) to the Employment Agreement, dated August 15, 2017, with Patrick White, the Chief Executive Officer of the Company (the “Employment Agreement”), which Employment Agreement automatically renewed on July 16, 2019, effective on August 15, 2019. Pursuant to the Amendment, the term was reduced to one year and Mr. White agreed to defer receipt of sums due him to improve the Company’s liquidity. Mr. White was due to receive $100 thousand on August 15, 2019 representing deferred salary (the “Deferral Amount”) that he had previously agreed to defer over the two years of the initial term of his Employment Agreement. In the Amendment, Mr. White agreed to extend receipt of the Deferral Amount until August 15, 2020. In addition, he agreed to continue deferring 25% of his base salary over the one-year term until August 15, 2020. In connection with entering into the Amendment, the Company granted Mr. White 10,000 five-year fully vested incentive stock options under the Company’s 2017 Plan exercisable at $7.00 per share.

During the year ended December 31, 2019, the Company recorded the forfeiture of 44,000 options awarded to employees that are no longer with the Company and whose exercise period has expired.

For the years ended December 31, 2020 and 2019, the Company expensed $704 thousand and $423 thousand, respectively, related to the options.

As of December 31, 2020, there was $10 thousand unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.1 years.

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2020 and 2019:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2018	444,817	$15.72

Granted	6,000	7.50

Exercised	(4,000)	7.50

Cancelled/Forfeited	(1,565)	3.50

Balance as of December 31, 2019	445,252	$15.39

Granted	3,787,991	4.97

Cancelled/Forfeited	(454,000)	7.50

Balance as of December 31, 2020	3,779,243	$5.89	4.0	-

Exercisable as of December 31, 2020	3,779,243	$5.89	4.0	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.60 for our common stock on December 31, 2020.

VerifyMe, Inc.

Notes to the Financial Statements

All warrants were vested on the date of grant.

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

On May 27, 2020, the Company awarded four non-employees warrants to purchase an aggregate of 11,000 shares of common stock for services rendered to the Company with an exercise price of $5.295 vesting immediately and expiring on May 27, 2023, with a fair value of $54 thousand.

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

In connection with the Offering, on June 22, 2020 the Company issued warrants to the Representative to purchase up to a total of 173,913 shares of common stock. The Representative’s Warrants are exercisable during the three-year period commencing 180 days from June 22, 2020. The Representative’s Warrants are exercisable at a per share price equal to $5.06 per share with a fair value of $523 thousand netted in additional paid in capital included in the accompanying Balance Sheets.

In connection with the Bridge Financing in September 2019, the placement agent for the 2019 Debentures was entitled to receive warrants to purchase 6,000 shares of common stock with an exercise price of $7.50 for a five- year term until May 2020 when the placement agent waived its right to receive the warrants. See Note 5 – Convertible Debt.

In May 2019, a former director made a cashless exercise of 4,000 warrants, whereby the warrant holder disposed of 2,565 shares of common stock to the Company as part of this exercise, amounting to an issuance of 1,435 shares of common stock.

For the years ended December 31, 2020 and 2019, the Company expensed $51 thousand and $0, respectively, related to warrants.

NOTE 10– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

VerifyMe, Inc.

Notes to the Financial Statements

Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1		Level 2	Level 3	Total
Embedded derivative liability related to Debentures	$-	$-	$-	$		$-	$-	$151	$151
Derivative liability related to fair value of warrants	-	-	-		-	-	-	20	20

Total	$-	$-	$-	$		$-	$-	$171	$171

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2020.

NOTE 11 – OPERATING LEASES

For the year ended December 31, 2020 and 2019, total rent expense under leases amounted to $14 thousand and $15 thousand, respectively. The current lease is for a period less than a year and falls outside of the scope of Lease (Topic 842). As of December 31, 2020, the Company was not obligated under any non-cancelable operating leases.

NOTE 12 – MAJOR CUSTOMERS/VENDORS

During the year ended December 31, 2020, two customers accounted for 92% of total sales.  During the year ended December 31, 2019, two customers accounted for 97% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2020 and 2019, the Company purchased 100 % of pigment from one vendor. Additionally, during the years ended December 31, 2020 and 2019, the Company purchased 100% of canisters from one vendor.

As of December 31, 2020, two customers accounted for 96% of total accounts receivable. As of December 31, 2019, two customers accounted for 97% of total accounts receivable.

NOTE 13 – SUBSEQUENT EVENTS

Effective January 1, 2022, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100,000. If the non-employee director serves as a Board committee chair or Lead Independent director, he or she will also receive and an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors. In January 2020, a total of 145,010 restricted stock units were issued to five non-employee directors for a fair value of $625 thousand, vesting in one year from the date of issuance.

In February 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

On February 9, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (“Maxim”), as the representative of several underwriters pursuant to which the Company agreed to issue and sell to the underwriters in an underwritten public offering an aggregate of 1,650,000 shares of common stock, of the Company at a public offering price of $5.30 per share, less underwriting discounts and commissions. The public offering closed on February 12, 2021 resulting in gross proceeds of $8.7 million and net proceeds of $8.0 million, less underwriting discounts and commissions and other offering expenses.

In connection with the public offering that closed on February 12, 2021, the Company granted Maxim a 45-day option to purchase up to 247,500 shares of common stock to cover over-allotments, if any.  On February 19, 2021 Maxim partially exercised its over-allotment option to purchase 100,000 shares of common stock for gross proceeds of $530 thousand and net proceeds of $493 thousand, less underwriting discounts and commissions.

In March 2021, the Company issued 1,078 shares of restricted common stock in relation to investor relation services.

Effective March 1, 2021, the Company amended and restated the Consulting Agreement it has with its Chief Operating Officer. The amended and restated agreement provides among other things, an annual fee of $214,400, a commission of 2% on all gross sales above $500,000, the issuance of 10,000 restricted stock awards and the extension of the expiration date for options previously granted to him to the five-year anniversary of the agreement’s effective date. As a result, 80,000 options previously granted to the Company’s Chief Operating Officer now expire on March 1, 2026.

