Form 10-Q
period 2021-03-31
VerifyMe, Inc.
filed 2021-05-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,426,907 shares of common stock outstanding at May 11, 2020.

2

CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$15,351	$7,939
Accounts Receivable	163	31
Prepaid expenses and other current assets	190	177
Deferred Offering Costs	60	-
Inventory	49	54
TOTAL CURRENT ASSETS	15,813	8,201

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of
$61 and $50 as of March 31, 2021 and December 31, 2020, respectively	234	200

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$327 and $320 as of March 31, 2021 and December 31, 2020, respectively	330	293
Capitalized Software Costs, net of accumulated amortization of
$25 and $20 as of March 31, 2021 and December 31, 2020, respectively	117	80
TOTAL ASSETS	$16,494	$8,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$433	$383
TOTAL CURRENT LIABILITIES	433	383

LONG-TERM LIABILITIES
Term Note	$72	$72

TOTAL LIABILITIES	$505	$455

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and
0 shares issued and outstanding as of December 31, 2020	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of March 31, 2021 and	-	-
December 31, 2020, respectively

Common stock, $.001 par value; 675,000,000 authorized; 7,366,053 and 5,603,888 issued, 7,359,042 and 5,596,877 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	7	6

Additional paid in capital	84,983	76,099

Treasury stock as cost (7,011 shares at March 31, 2021 and December 31, 2020)	(113)	(113)

Accumulated deficit	(68,888)	(67,673)

STOCKHOLDERS' EQUITY	15,989	8,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,494	$8,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020

NET REVENUE
Sales	$188	$92

COST OF SALES	43	17

GROSS PROFIT	145	75

OPERATING EXPENSES
General and administrative (a)	789	538
Legal and accounting	126	69
Payroll expenses (a)	193	94
Research and development	5	-
Sales and marketing (a)	247	43
Total Operating expenses	1,360	744

LOSS BEFORE OTHER EXPENSE	(1,215)	(669)

OTHER EXPENSE, NET
Interest expenses, net	-	(143)
Loss on extinguishment of debt	-	(280)
TOTAL OTHER EXPENSE, NET	-	(423)

NET LOSS	$(1,215)	$(1,092)

LOSS PER SHARE
BASIC	$(0.19)	$(0.49)
DILUTED	$(0.19)	$(0.49)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	6,561,222	2,240,285
DILUTED	6,561,222	2,240,285

(a)	Includes share based compensation of $438 and $323 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,215)	$(1,092)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	10	40
Fair value of options in exchange for services	85	218
Fair value of restricted stock awards issued in exchange for services	215	65
Fair value of restricted stock units issued in exchange for services	128	-
Loss on Extinguishment of Debt	-	281
Amortization of debt discount	-	124
Amortization and depreciation	23	23
Changes in operating assets and liabilities:
Accounts Receivable	(132)	15
Deferred Offering Costs	(60)	-
Inventory	5	(11)
Prepaid expenses and other current assets	(13)	(15)
Accounts payable and accrued expenses	50	17
Net cash used in operating activities	(904)	(335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(44)	(7)
Purchase of Equipment for lease	(45)	(22)
Capitalized Software Costs	(42)	-
Net cash used in investing activities	(131)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	8,447	-
Repayment of bridge financing and early redemption fee	-	(750)
Proceeds from convertible debt, net of costs	-	1,747

Net cash provided by financing activities	8,447	997

NET INCREASE IN CASH AND
CASH EQUIVALENTS	7,412	633
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,939	253

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,351	$886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Relative fair value of common stock issued in connection with 2020 Debentures	$-	$34
Relative fair value of warrants issued in connection with 2020 Debentures	$-	$1,063
Beneficial conversion feature in connection with 2020 Debentures	$-	$650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	(113)	(61,771)	(67)
Fair value of stock option	-	-	-	-	-	-	217	-	-	217
Restricted Stock Awards	-	-	-	-	-	-	65	-	-	65
Common stock issued for services	-	-	-	-	1,333	-	8	-	-	8
Common stock issued in relation to Bridge Financing	-	-	-	-	19,207	-	66	-	-	66
Beneficial Conversion feature in connection with convertible debt	-	-	-	-	-	-	650	-	-	650
Fair value of warrants issued in connection with convertible debt	-	-	-	-	-	-	1,063	-	-	1,063
Net loss	-	-	-	-	-	-	-	-	(1,092)	(1,092)
Balance at March 31, 2020	-	-	0.85	-	2,252,652	2	63,884	(113)	(62,863)	910

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	85
Restricted stock awards	-	-	-	-	10,000	-	215	-	-	215
Restricted Stock Units	-	-	-	-	-	-	128	-	-	128
Common stock issued for services	-	-	-	-	2,165	-	10	-	-	10
Common stock issued related to Public Offering	-	-	-	-	1,750,000	1	8,446	-	-	8,447
Net loss	-	-	-	-	-	-	-	-	(1,215)	(1,215)
Balance at March 31, 2021	-	-	0.85	-	7,359,042	7	84,983	(113)	(68,888)	15,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (together with its consolidated subsidiaries, “VerifyMe,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

The Company is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. Until 2018, the Company primarily engaged in the research and development of its technologies. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPAS™ software system in 2018, which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. In April 2021 VerifyMe launched a rebranding and messaging campaign to more fully market all of their products and services to include a new website and marketing materials. What was previously known as RainbowSecure® is now called VerifyInkTM and when coupled with VerifyCodeTM we believe it provides the only invisible covert serialization and authentication solution which can be deployed through variable digital printing on HP Indigo (a division of HP Inc.) printing systems and be authenticated and decoded using VerifyMe’s patented smartphone Authenticator, VerifyAuthenticatorTM for tracking and authentication. The VerifyAuthenticator™ is capable of fluorescing, decoding, and verifying invisible VerifyInkTM printed codes in the field – designed to allow investigators to quickly and efficiently authenticate products throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geo location mapping and intelligent programable alerts. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control and monitor and protect their products’ “life cycle.” We have derived minimal revenue from our authentication and track and trace software system and have derived limited revenue from the sale of our VerifyInkTM and VerifyCodeTM technology.

The Company’s activities are subject to significant risks and uncertainties, including its ability to successfully commercialize its technologies and the need to further develop the Company’s intellectual property.

Reclassifications

Certain amounts presented for the three months ended March 31, 2020 reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

During the three months ended March 31, 2021, the Company’s revenues were primarily made up of revenue generated from our product authentication technology, as we expanded into the personal protective equipment industry.

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

For each of the three months ended March 31, 2021 and 2020, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three months ended March 31, 2021, there were approximately 4,397,000 anti-dilutive shares consisting of 474,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.  For the three months ended March 31, 2020, there were approximately 2,038,000 anti-dilutive shares consisting of 452,000 shares issuable upon exercise of options, 943,000 shares issuable upon exercise of warrants, 144,000 shares issuable upon conversion of preferred stock and 498,000 shares issuable upon conversion of convertible debentures.

NOTE 2 – DEFERRED OFFERING COSTS

In the three months ended March 31, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation and wholly owned subsidiary of the Company, that owns G3 VRM Acquisition Corp. (the “SPAC”), a Delaware corporation and special purpose acquisition company being co-sponsored by the Company.  On April 12, 2021, the Sponsor Entity converted to a Delaware limited liability company, changed its name to “G3 VRM Holdings LLC” and a co-sponsor was added as a member of the Sponsor Entity. On April 14, 2021 the SPAC, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of units by the SPAC.

As of March 31, 2021, the Company has consolidated the Sponsor Entity and the SPAC, resulting in $60 thousand deferred offering costs.

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the three months ended March 31, 2021 and 2020, the Company capitalized $45 thousand and $22 thousand, respectively, in connection with the certification and production of the VerifyChecker™ and the VerifyAuthenticatorTM technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for Equipment for lease was $11 thousand and $11 thousand for the three months ended March 31, 2021 and 2020, respectively, included in General and administrative expense in the accompanying Statements of Operations.

NOTE 4 – INTANGIBLE ASSETS

Patents and Trademarks

As of March 31, 2021, the current patent and trademark portfolios consist of ten granted U.S. patents and one granted European patent validated in four countries, nine pending U.S. and foreign patent applications, six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, and seventeen pending US and foreign trademark applications. Our issued patents expire between the years 2022 and 2038. Costs associated with the prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the three months ended March 31, 2021 and 2020, the Company capitalized $44 thousand and $7 thousand, respectively, of patent and trademarks costs. During the three months ended March 31, 2021 and 2020, the Company amortized $7 and $7 thousand, respectively, of patent and trademarks costs.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company capitalized $42 thousand and $0 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for capitalized software was $5 and $5 thousand for the three months ended March 31, 2021 and 2020, respectively, included in General and Administrative expense in the accompanying Statements of Operations.

NOTE 5 – TERM NOTE

On May 17, 2020, the Company entered into a paycheck protection program term note for $72 thousand (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan is scheduled to mature on May 17, 2022, bears interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. Pursuant to the CARES Act and the PPP, all or a portion of the principal amount of the SBA Loan is subject to forgiveness so long as, over the eight-week period following the receipt of the SBA Loan, the Company used those proceeds for payroll costs, payment on rent obligations, utility costs, and costs of certain employee benefits as per Section 1106 of the CARES Act. As of March 31, 2020, the amount outstanding on the SBA Loan was $72 thousand classified as Long-Term Liabilities and included in the accompanying Balance Sheets.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $215 and $65 thousand related to restricted stock awards for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company issued 2,165 shares of restricted common stock in relation to investor relation services with a stock based compensation expense of $10 thousand.

On March 6, 2020, the Company completed the offering of senior secured convertible debentures (the “2020 Debentures”) and warrants and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and warrants. In connection to the 2020 Debentures, the Company issued 19,207 restricted shares of common stock during the three months ended March 31, 2020.

Effective January 1, 2021, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he or she will also receive and an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors. In January 2021, a total of 145,010 restricted stock units were issued to five non-employee directors for a fair value of $625 thousand, vesting one year from the date of issuance.

The Company expensed $128 thousand and $0 related to restricted stock units for the three months ended March 31, 2021 and 2020, respectively.

On February 9, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (“Maxim”), as the representative of several underwriters pursuant to which the Company agreed to issue and sell to the underwriters in an underwritten public offering an aggregate of 1,650,000 shares of common stock, of the Company at a public offering price of $5.30 per share, less underwriting discounts and commissions. The public offering closed on February 12, 2021 resulting in gross proceeds of $8.7 million and net proceeds of $8.1 million, less underwriting discounts and commissions and other offering expenses.

In connection with the public offering that closed on February 12, 2021, the Company granted Maxim a 45-day option to purchase up to 247,500 shares of common stock to cover over-allotments, if any.  On February 19, 2021 Maxim partially exercised its over-allotment option to purchase 100,000 shares of common stock for gross proceeds of $530 thousand and net proceeds of $493 thousand, less underwriting discounts and commissions. The total net proceeds from the public offering including partial exercise of the overallotment option, were $8,447 thousand.

Effective March 1, 2021, the Company amended and restated the Consulting Agreement it has with its Chief Operating Officer. The amended and restated agreement provides among other things, an annual fee of $214,400, a commission of 2% on all gross sales above $500 thousand, the issuance of 10,000 restricted stock awards and the extension of the expiration date for options previously granted to him to the five-year anniversary of the agreement’s effective date. As a result, 80,000 options previously granted to the Company’s Chief Operating Officer now expire on March 1, 2026. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and calculated a change in fair value of $75 thousand.

NOTE 7 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

On August 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”), subject to stockholder approval, which authorizes the potential issuance of up to 1,069,110 shares of common stock. On September 30, 2020, the Company’s stockholders approved the 2020 Plan, and upon such approval the 2020 Plan became effective and the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

The 2020 Plan is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value (determined at the time of the grant) of stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year (under all plans of the Company and its affiliates) shall not exceed $100 thousand, and the options in excess of $100 thousand shall be deemed to be non-qualified stock options, including prices, duration, transferability and limitations on exercise. The maximum number of shares of common stock that may be issued under the 2020 Plan pursuant to incentive stock options may not exceed, in the aggregate, 1,000,000.

The Company has issued non-qualified stock options pursuant to contractual agreements with non-employees. Options granted under the agreements are expensed when the related service or product is provided.

No stock options were granted during the three months ended March 31, 2021.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and judgements.

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2020	473,771	$4.48

Granted	-	-

Balance as of March 31, 2021	473,771	$4.48

Exercisable as of March 31, 2021	473,771	$4.48	3.5	$292

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2021:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance as of December 31, 2020	10,000	$9.75

Granted	-	-

Vested	(10,000)	9.75

Balance as of March 31, 2021	-	$-

During the three months ended March 31, 2021 and 2020, the Company expensed $85 and $218 thousand, respectively, with respect to options.

Effective January 2020, the Company awarded its Chief Financial Officer Incentive Stock Options exercisable for 4,000 shares of common stock with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $14 thousand.

Effective January 2020, the Company awarded four directors Non-Qualified Stock Options exercisable for 40,000 shares in the aggregate, for services rendered to the Company in 2019 with an exercise price of $3.505 vesting immediately and expiring on January 7, 2025 with a fair value of $137 thousand

Effective January 2020, the Company awarded five of its directors Non-Qualified Stock Options exercisable for 50,000 shares in the aggregate, for services to be rendered to the Company in 2020 with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025 with a fair value of $171 thousand.

As of March 31, 2021, there was $0 unrecognized compensation cost related to outstanding stock options.

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2021:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2020	3,779,243	$5.89

Granted	-	-

Balance as of March 31, 2021	3,779,243	$5.89	3.8

Exercisable as of March 31, 2021	3,779,243	$5.89	3.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $4.12 for our common stock on March 31, 2021.

NOTE 8– CONCENTRATIONS

Revenue

For the three months ended March 31, 2021, and 2020, two customers represented 97% of revenues.

Accounts Receivable

As of March 31, 2021, two customers represented 90% of accounts receivable.

NOTE 9 – SUBSEQUENT EVENTS

In May 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

On April 16, 2021, upon vesting of the restricted stock awards held by our Chief Executive Officer, the Company withheld 12,843 shares of common stock in order to satisfy his tax obligations.

Effective April 15, 2021, Norman Gardner, the Chairman of the board of directors of the Company retired from the board of directors. The Company and Mr. Gardner have entered into a new two-year Consulting Agreement, dated April 15, 2021, with a term commencing June 30, 2021. Pursuant to the new Consulting Agreement, Mr. Gardner was given the honorary title of Founder and Chairman Emeritus, an annual consulting fee of $175,000 in the first year, and $87,500 in the second year, an award of 69,284 shares of restricted stock, half of which vest immediately and the balance vesting in equal installments on June 30, 2022 and June 30, 2023, and a $1,000 monthly health insurance stipend. In addition, Mr. Gardner has agreed to cancel options to purchase 8,300 shares that expire on December 21, 2026, and agreed to certain trading volume limitations on sales of his shares of the Company. The Company is accelerating the vesting of 40,000 restricted shares held by Mr. Gardner that are currently scheduled to vest in August 2021. Payments and vesting of restricted stock awards under the agreement will be accelerated upon Mr. Gardner’s death or termination other than for cause. The agreement is subject to other customary terms, including release of claims, non-competition and confidentiality.

Upon the retirement of Mr. Gardner on April 15, 2021, the board of directors of the Company appointed Scott Greenberg to serve as Chairman of the board of directors. As a result, Mr. Greenberg also became the chair of the Executive Committee of the board.

On April 15, 2021, the board of directors granted Margaret Gezerlis, the Company’s Chief Financial Officer, an award of 5,000 shares of restricted stock, half of which vested on April 15, 2021, and half of which vests on April 15, 2022. The Company withheld 750 shares of common stock in order to satisfy her tax obligations.

In April 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

In April 2021, the Company granted an employee, an award of 5,000 shares of restricted stock, vesting annually over a two-year period from the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

VerifyMe, Inc. (together with its consolidated subsidiaries, “VerifyMe,” the “Company,” “we” “us” or “our”) is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. The Company was formed in Nevada on November 10, 1999. Until 2018, we were primarily engaged in the research and development of our technologies. We began to commercialize our covert luminescent pigment, RainbowSecure®, in 2018, and we also developed the patented VeriPAS™ software system in 2018 which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. In April 2021 VerifyMe launched a rebranding and messaging campaign to more fully market all of their products and services to include a new website and marketing materials. What was previously known as RainbowSecureTM is now called VerifyInkTM and when coupled with VerifyMe Authenticate™ and VerifyMe Track & Trace™ we believe it provides is the only invisible covert serialization and authentication solution which can be deployed through variable digital printing on HP Indigo (a division of HP, Inc.) printing systems and be authenticated and decoded using VerifyMe’s patented smartphone Authenticator, VerifyAuthenticatorTM for tracking and authentication. The VerifyAuthenticator ™ is capable of fluorescing, decoding, and verifying invisible VerifyInkTM printed codes in the field – designed to allow investigators to quickly and efficiently authenticate product throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the Internet for inspection and investigative actions. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geolocation mapping and intelligent programable alerts. Brand owners access the VerifyMe Authenticate™ and VerifyMe Track & Trace™ software through a web portal over the Internet. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control, monitor and protect their products’ “life cycle.” We have derived minimal revenue from our authentication and track and trace ™ software system and have derived limited revenue from the sale of our VerifyInkTM, VerifyMe Authenticate™ and VerifyMe Track & Trace™ technology.

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

In the areas of authentication and serialization of physical goods, we offer clients the following brand protection security and anti-counterfeit product lines:

•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Engage™ for consumer engagement
•	VerifyMe Online™ for on-line (web) brand monitoring

These four productions lines are powered by one or more of the following technologies:

•	VerifyCode™
•	VerifyInk™
•	VerifyLabel™
•	VerifyChip™
•	VerifyMe Online™

VerifyInkTM technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently was qualified on HP Indigo’s 6900 series presses. In addition, we successfully trialed production on their 7900 press series used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed us that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our VerifyInkTM invisible ink technology. HP Indigo has showcased these samples at various global government and print service providers trade shows. Customers can use a handheld beeping device, our VerifyChecker™, tuned to authenticate the unique frequency of our VerifyInkTM invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our VerifyInkTM ink. VerifyChecker™ are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with Micro Focus to use VerifyInkTM in their Global Product Authentication Service (GPAS). The technology also features a unique double layer of security which remains entirely covert at all times and provides licensees with additional protection. Under the contract with Micro Focus, we have a re-seller agreement where we sell the combined Micro Focus GPAS with our VerifyInkTM identifier under our own trademarked name, VerifyCode™. In May 2019, we entered into a strategic partnership with INX, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In 2020, INX, in conjunction with Print Craft Inc., successfully-tested an appeal garment containing our VerifyInkTM ink. This secured garment survived the 50 wash and dry cycle test. Sales and marketing efforts for this new VerifyMe secure apparel technology are commencing in 2021 in conjunction with INX and Print Craft Inc. In February 2021, INX completed the development of a version of our VerifyInkTM security ink for metal and plastic objects and INX is now co-marketing the new security ink to its global clients. The specially formulated inks will enable these printing presses to print our VerifyInkTM invisible ink technology, which includes our variable VerifyCode™ serialization, track and trace technology. We believe VerifyInkTM is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products which need authentication. We have derived limited revenue from the sale of our VerifyInkTM technology.

VerifyMe Track & Trace™ supply chain serialization, track and trace technology combines the covert identifier of VerifyInkTM and a dynamic code, VerifyCode™, with the Micro Focus GPAS which provides brand owners geographical business intelligence on counterfeiting as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VerifyCodeTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VerifyMe Authenticate™ and VerifyMe Track & Trace™  software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. Revenue for this product was received for the first time in 2020 and a reorder was received in the first quarter of 2021. To date, we have recognized minimal revenue from this technology.

VerifyAuthenticatorTM technology is a piece of hardware with a built-in lighting system and software that scans invisible VerifyInkTM codes. Product investigators attach their smartphone to this device which then reveals the hidden VerifyInkTM images on the smartphone screen which are then sent to the VerifyMe Authenticate™ and VerifyMe Track & Trace™  software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length and are auto-renewable. A Forbes Top 50 Private Company added additional leases in 2020 for its international brand inspector team. Revenue from this product is at an initial stage and minimal at this time.

VerifyMeChecker™ technology is an authentication tool which we are marketing to customers in conjunction with our VerifyInkTM . The VerifyChecker™ is a handheld beeping device is tuned to authenticate the unique frequency of our VerifyInkTM invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our VerifyInkTM . The VerifyChecker™ is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized checker will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year auto-renewable terms. We are in the process of upgrading the functionality of this device so that it connects to a mobile phone via Bluetooth allowing authentication attempts to be recorded in the cloud by geo-location with time and date stamp. We expect to be able to commercialize this update by the end of the Q2 2021.

VerifyLabel™ labels are dual-purpose pre-printed labels with a visible serialized QR code for consumer scanning purposes, and an invisible serialized code for inspector scanning, authentication and tracking purposes.  This label can be either a standard label or designed with tamper evident features. It was developed to provide covert brand protection for e-commerce retailers to enable consumer product authentication, promotion, engagement and education through the visible serialized QR code. This technology has been successfully launched with tamper evident features and is being used in personal protective equipment and in the cannabis sector, without the covert component.

VerifyMe® Online™ includes, through our collaboration with Corsearch, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms offering counterfeit products. To date, we have not derived revenue from this technology.

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

Our digital technologies are contained in a web portal known as VerifyMe Authenticate™ and VerifyMe Track & Trace™, built on the Micro Focus centralized cloud- based GPAS platform. Utilizing Micro Focus’s software team, we have embedded our patented invisible code system into the GPAS platform that allows inspectors to utilize our smartphone attachment to read unique invisible, serial codes, barcodes, NFC, RFID and QR codes for every label, package and or product into the VerifyMe Authenticate™ and VerifyMe Track & Trace™, cloud-based software portal. GPS locations of the scans of inspectors and end users are captured for the brand owner to monitor. In addition, this software is integrated with “iot”, NFC and RFID (our VerifyChip™ product) , SAP enterprise systems.

In addition, we have the ability to broadcast Bluetooth signals from our VerifyCheckerTM device when our VerifyInkTM is found on a product or label. This signal then triggers a GPS location to be recorded in the cloud-based VerifyMe Authenticate™ and VerifyMe Track & Trace™ software application. Together, the handheld light sensor device (VerifyCheckerTM) and the smartphone attachment authenticator (VerifyAuthenticatorTM) provide the brand owner the ability to monitor their inspector team activities thru the VerifyMe Authenticate™ and VerifyMe Track & Trace™ web portal.

Another feature of our digital technologies is the ability for the brand owner to gather rich business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply scan a visible unique code generated by the VerifyCode™ web portal that is printed on labels and packages using their smartphone camera. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on a multiple of factors. Once this test is completed, the brand owner can then engage with the consumer by providing marketing materials, videos, discount coupons, product specifications, or cross sell other products with this consumer engagement software we provide to the brand owner in the cloud-based VerifyCode™ software.

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for the first quarter of 2021, and could further negatively impact our sales and results of operations. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak, the effectiveness of vaccines, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the SEC in this Report for additional information regarding certain risks associated with the pandemic.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended March 31, 2021 and 2020.

Revenue

Revenue for the three months ended March 31, 2021 was $188 thousand, a 104% increase as compared to $92 thousand for the three months ended March 31, 2020. The increase in revenue relates to a new application of our technology, in the personal protective equipment space.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $145 thousand, compared to $75 thousand for the three months ended March 31, 2020. The resulting gross margin was 77% for the three months ended March 31, 2021, compared to 82% for the three months ended March 31, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $251 thousand to $789 thousand for the three months ended March 31, 2021 from $538 thousand for the three months ended March 31, 2020.  The increase primarily related to increases in public company costs related to our listing on Nadsaq, as well as the launch of our new website and higher non-cash stock-based compensation expense, offset by lower travel expenses.

Legal and Accounting

Legal and accounting fees increased by $57 thousand to $126 thousand for the three months ended March 31, 2021 from $69 thousand for the three months ended March 31, 2020. The increase related primarily to an increase in legal fees, and to an increase in audit fees due to more activity within the Company.

Payroll Expenses

Payroll expenses were $193 thousand for the three months ended March 31, 2021, an increase of $99 thousand from $94 thousand, for the three months ended March 31, 2020. The increase related primarily to an increase in stock-based compensation of $52 thousand.

Research and Development

Research and development expenses were $5 thousand and $0 for the three months ended March 31, 2021 and 2020, respectively.

Sales and Marketing

Sales and marketing expenses were $247 thousand and $43 thousand for the three months ended March 31, 2021 and 2020, respectively. The increase primarily related to an expansion of our sales team and marketing outreach. We expanded our sales team to address a growing pipeline of domestic and international opportunities.

Operating Loss

Operating loss for the three months ended March 31, 2021 was $1,215 thousand, an increase of $546 thousand compared to $669 thousand for the three months ended March 31, 2020. The increase primarily related to the expansion of our sales team and other sales and marketing expenses contributing to an increase of $204 thousand and a net increase in non-cash stock-based compensation of $115 thousand offset by increases in revenue.

Net Loss

Our net loss increased by $123 thousand to $1,215 thousand for the three months ended March 31, 2021 from $1,092 thousand for the three months ended March 31, 2020. The resulting loss per share for the three months ended March 31, 2021 was $0.19 per diluted share, compared to $0.49 per diluted share for the three months ended March 31, 2020.

Liquidity and Capital Resources

Our operations used $904 thousand of cash during the three months ended March 31, 2021 compared to $335 thousand during the comparable period in 2020, relating primarily to an expansion of our sales and marketing team and an increase in expenses related to operating as a public company.

Cash used in investing activities was $131 thousand during the three months ended March 31, 2021 compared to $29 thousand during the three months ended March 31, 2020. The increase relates to increases in legal fees related to our patents as well as an increase in investing in our technology and equipment as we add new features to our existing technology.

Cash provided by financing activities during the three months ended March 31, 2021, was $8,447 thousand compared to $997 thousand during the three months ended March 31, 2020.  On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.3 million and net proceeds of $8.4 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand. We believe that our cash and cash equivalents, together with the net proceeds from this offering, will fund our operations through 2025.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

Revenue Recognition

Our revenue transactions include sales of our ink canisters, software, licensing, pre-printed labels, integrated solutions and leasing of our equipment. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case by case basis. For licensing of our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended March 31, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to a lack of segregation of duties, resulting from staffing in accordance with cost containment measures. As of May 10, 2021, we have hired a Corporate Financial Controller in an effort to address this inherit weakness and as part of our remediation efforts.

(b) Changes in internal control over financial reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2021, the Company issued 10,000 shares of restricted common stock in relation to services performed by its Chief Operating Officer.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4). As of March 31, 2021 this offering has terminated.

Share Repurchase Plan

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock over the next nine months. To date, no shares have been purchased but the Company reserves the right to make purchases at any time under the terms set out in this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan
10.2*	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan
10.3*	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan
10.4*	Form of Restricted Stock Unit Award Agreement (Non-Employees) pursuant to the 2020 Equity Incentive Plan
10.5	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.6*	Amended and Restated Consulting Agreement dated March 17, 2021 for Keith Goldstein
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 13, 2021	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

