Form 10-Q
period 2021-06-30
VerifyMe, Inc.
filed 2021-08-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,343,932 shares of common stock outstanding at August 9, 2021.

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

(In thousands, except share data)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,362	$7,939
Accounts Receivable	143	31
Due from related parties	2,952	-
Prepaid expenses and other current assets	120	177
Inventory	54	54
TOTAL CURRENT ASSETS	14,631	8,201

INVESTMENTS
Equity Investment	11	-

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of $77 and $50 as of June 30, 2021 and December 31, 2020	218	200

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of $337 and $320 as of June 30, 2021 and December 31, 2020, respectively	332	293
Capitalized Software Costs, net of accumulated amortization of $32 and $20 as of June 30, 2021 and December 31, 2020, respectively	146	80
TOTAL ASSETS	$15,338	$8,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$423	$383
TOTAL CURRENT LIABILITIES	423	383

LONG-TERM LIABILITIES
Term Note	$-	$72

TOTAL LIABILITIES	$423	$455

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and 0 shares issued and outstanding as of December 31, 2020	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-

Common stock, $.001 par value; 675,000,000 authorized; 7,435,005 and 5,603,888 issued, 7,360,478 and 5,596,877 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	7	6

Additional paid in capital	85,495	76,099

Treasury stock as cost; 74,527 and 7,011 shares at June 30, 2021 and December 31, 2020, respectively	(341)	(113)

Accumulated deficit	(70,246)	(67,673)

STOCKHOLDERS' EQUITY	14,915	8,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,338	$8,774

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

NET REVENUE
Sales	$124	$75	$312	$167

COST OF SALES	26	13	69	30

GROSS PROFIT	98	62	243	137

OPERATING EXPENSES
General and administrative (a)	895	432	1,684	970
Legal and accounting	88	68	214	137
Payroll expenses (a)	234	225	427	319
Research and development	12	-	17	-
Sales and marketing (a)	297	79	544	122
Total Operating expenses	1,526	804	2,886	1,548

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,428)	(742)	(2,643)	(1,411)

OTHER INCOME (EXPENSE), NET
Interest income (expenses), net	-	(1,911)	-	(2,054)
Loss on extinguishment of debt	-	-	-	(280)
Payroll Protection Program Debt Forgiveness	70	-	70	-
TOTAL OTHER INCOME (EXPENSE), NET	70	(1,911)	70	(2,334)

NET LOSS	$(1,358)	$(2,653)	$(2,573)	$(3,745)

LOSS PER SHARE
BASIC	$(0.18)	$(1.04)	$(0.37)	$(1.56)
DILUTED	$(0.18)	$(1.04)	$(0.37)	$(1.56)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	7,391,864	2,549,844	6,991,690	2,394,948
DILUTED	7,391,864	2,549,844	6,991,690	2,394,948

(a)	Includes share-based compensation of $569 and $1,007 for the three and six months ended June 30, 2021, respectively, and $365 and $688 for the three and six months ended June 30, 2020, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,573)	$(3,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	23	50
Fair value of options in exchange for services	85	485
Fair value of restricted stock awards issued in exchange for services	565	99
Fair value of restricted stock units issued in exchange for services	277	-
Payroll Protection Program Debt Forgiveness	(70)	-
Fair value of warrants in exchange for services	-	54
Loss on Extinguishment of Debt	-	280
Amortization of debt discount	-	1,992
Common stock issued for interest expense	-	61
Amortization and depreciation	55	47
Changes in operating assets and liabilities:
Accounts Receivable	(112)	35
Due from related parties	(15)	-
Inventory	1	(4)
Prepaid expenses and other current assets	57	(15)
Accounts payable and accrued expenses	39	(38)
Net cash used in operating activities	(1,668)	(699)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties – deposit and reimbursable expenses on investment	(2,937)	-
Purchase of Patents	(55)	(29)
Purchase of Equipment for lease	(45)	(22)
Purchase of equity investment	(11)	-
Capitalized Software Costs	(77)	-
Net cash used in investing activities	(3,125)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	8,447	9,023
Proceeds from issuance of notes payable	-	72
Repayments of notes payable	(3)	-
Repayment of bridge financing and early redemption fee	-	(750)
Proceeds from convertible debt, net of costs	-	1,747
Increase in treasury shares (share repurchase program)	(228)	-

Net cash provided by financing activities	8,216	10,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,423	9,342
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,939	253

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,362	$9,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$-	$1,992
Relative fair value of common stock issued in connection with 2020 Debentures	$-	$34
Relative fair value of warrants issued in connection with 2020 Debentures	$-	$1,063
Beneficial conversion feature in connection with 2020 Debentures	$-	$650
Common stock issued to settle accrued payroll	$-	$119

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2020	-	-	0.85	-	2,252,653	2	63,884	7,011	(113)	(62,863)	910
Fair value of stock options	-	-	-	-	-	-	268	-	-	-	268
Restricted stock awards	-	-	-	-	37,500	-	153	-	-	-	153
Fair value of warrants issued for services	-	-	-	-	-	-	54	-	-	-	54
Common stock issued for services	-	-	-	-	2,002	-	10	-	-	-	10
Common Stock in relation to conversion of 2020 Debentures, interest expense and cancellation of warrants	-	-	-	-	816,713	1	2,052	-	-	-	2,053
Common stock issued in relation to public offering of securities	-	-	-	-	2,253,913	2	9,021	-	-	-	9,023
Cancellation of Common Stock	-	-	-	-	(19,401)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,653)	(2,653)
Balance at June 30, 2020	-	-	0.85	-	5,343,380	5	75,442	7,011	(113)	(65,516)	9,818

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Accumulated Deficit	Total
Balance at March 31, 2021	-	-	0.85	-	7,359,042	7	84,983	7,011	(113)	(68,888)	15,989
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	65,691	-	350	-	-	-	350
Restricted Stock Units	-	-	-	-	-	-	149	-	-	-	149
Common stock issued for services	-	-	-	-	3,261	-	13	-	-	-	13
Repurchase of Common Stock	-	-	-	-	(67,516)	-	-	67,516	(228)	-	(228)
Net loss	-	-	-	-	-	-	-	-	-	(1,358)	(1,358)
Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	7,011	(113)	(61,771)	(67)
Fair value of stock options	-	-	-	-	-	-	485	-	-	-	485
Restricted stock awards	-	-	-	-	37,500	-	218	-	-	-	218
Fair value of warrants issued for services	-	-	-	-		-	54	-	-	-	54
Common stock issued for services	-	-	-	-	3,335	-	18	-	-	-	18
Common stock issued in connection with 2020 Debentures	-	-	-	-	19,208	-	66	-	-	-	66
Beneficial conversion feature in connection with 2020 Debentures	-	-	-	-	-	-	650				650
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063	-	-	-	1,063
Common Stock in relation to Conversion of 2020 Debentures and interest expense and cancellation of warrants	-	-	-	-	816,713	1	2,052	-	-	-	2,053
Common stock issued in relation to public offering of securities	-	-	-	-	2,253,913	2	9,021	-	-	-	9,023
Cancellation of Common Stock	-	-	-	-	(19,401)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,745)	(3,745)
Balance at June 30, 2020	-	-	0.85	-	5,343,380	5	75,442	7,011	(113)	(65,516)	9,818

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	75,691	-	565	-	-	-	565
Restricted Stock Units	-	-	-	-	-	-	277	-	-	-	277
Common stock issued for services	-	-	-	-	5,426	-	23	-	-	-	23
Common stock in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Repurchase of Common Stock					(67,516)	-	-	67,516	(228)	-	(228)
Net loss	-	-	-	-	-	-	-	-	-	(2,573)	(2,573)
Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on November 10, 1999. The Company is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

The Company is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, and track and trace features for labels, packaging and products. Until 2018, the Company primarily engaged in the research and development of its technologies. The Company began to commercialize its covert luminescent pigment, RainbowSecure®, in 2018 and also developed the patented VeriPASTM software system in 2018, which covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. In April 2021 VerifyMe launched a rebranding and messaging campaign to more fully market all of their products and services to include a new website and marketing materials. RainbowSecure® has been renamed to VerifyInkTM and when coupled with Verify AuthenticateTM and VerifyMe Track & TraceTM product lines, we believe we provide the only covert serialization and authentication solution on HP Indigo (a division of HP Inc.) printing systems. Our patented smartphone authenticator device, VerifyAuthenticatorTM is capable of fluorescing, decoding, and verifying invisible VerifyInkTM printed overt and covert codes in the field. This product allows investigators to authenticate product quickly and efficiently throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet. This technology is coupled with a secure cloud-based track and trace software engine that allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geo location mapping and intelligent programable alerts. When coupled with overt serialization codes, brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control and monitor and protect their products’ “life cycle.” We have derived minimal revenue from our authentication and track and trace software system and have derived limited revenue from the sale of our VerifyInkTM and VerifyCodeTM technology.

The Company’s activities are subject to significant risks and uncertainties, including its ability to successfully commercialize its technologies and the need to further develop the Company’s intellectual property.

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2021 reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021. The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Equity Investments

Equity investments are reported at fair value with changes in unrecognized gains or losses included in other income on the statement of operations.

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

During the three and six months ended June 30, 2021, the Company’s revenues were primarily made up of revenue generated from printing labels and through our product authentication technology, as we expanded into the personal protective equipment industry in the first quarter of 2021.

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

For each of the three and six months ended June 30, 2021 and 2020, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the three and six months ended June 30, 2021, there were approximately 4,338,000 anti-dilutive shares consisting of 465,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock. For the three and six months ended June 30, 2020, there were approximately 4,369,000 anti-dilutive shares consisting of 446,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.

NOTE 2 – EQUITY INVESTMENT

On February 26, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation and wholly owned subsidiary of the Company, that owns G3 VRM Acquisition Corp. (the “SPAC”), a Delaware corporation and special purpose acquisition company being co-sponsored by the Company. On April 12, 2021, the Sponsor Entity converted to a Delaware limited liability company, changed its name to “G3 VRM Holdings LLC” and a co-sponsor was added as a member of the Sponsor Entity resulting in an equity interest of 44.40% attributed to the Company. On April 14, 2021, the SPAC, filed a Registration Statement on Form S-1 with the SEC in connection with a proposed initial public offering of units (the “Units”) by the SPAC. Each Unit consists of one share of common stock, $0.0001 par value, and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit. The SPAC granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. On June 30, 2021, the registration statement relating to the initial public offering (“IPO”) of the SPAC was declared effective by the SEC and the Company entered into a Private Placement Unit Purchase Agreement with the Sponsor Entity and Maxim Partners LLC obligating the co-sponsors through the Sponsor Entity to purchase up to an aggregate of 547,500 Units (or 600,000 Units if the underwriters exercise the over-allotment in full) in the SPAC (the “Private Placement”).

As a result of ceasing to have a controlling financial interest in G3 VRM Holdings LLC on April 12, 2021, the Company accounted for the Sponsor Entity as an equity investment and has elected the fair value option resulting in a carrying value of $11 thousand and no gain or loss recognized for the six months ended June 30, 2021. Upon effectiveness of the IPO registration statement on June 30, 2021, the Company and the co-sponsor each transferred $2,713 thousand, for an aggregate of $5,425 thousand, to the Sponsor Entity pursuant to the Private Placement agreement to be transferred to the SPAC upon closing of the IPO, including up to $225 thousand each, or an aggregate of $450 thousand, subject to the underwriters’ over-allotment option.

On July 6, 2021, the SPAC consummated the IPO of 10,626,000 units (the “Units”), including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $106,260 thousand. As co-sponsor, VerifyMe indirectly, through G3 VRM Holding LLC, beneficially owns approximately 9.42% of the outstanding shares G3 VRM Acquisition, upon consummation of the IPO, which are subject to forfeiture upon certain conditions and restrictions on transfer.

As of July 6, 2021, a total of $107,854 thousand of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the SPAC’s public shareholders. Simultaneously with the closing of the IPO, the SPAC consummated the Private Placement of an aggregate of 569,410 units with the Sponsor Entity purchasing 516,280 units and Maxim Partners LLC purchasing 53,130 units, generating total proceeds of $5,694 thousand. Of this amount, the Company is the indirect beneficial owner of 229,228 units purchased for a total of $2,581 thousand. As of June 30, 2021, this amount, plus the $132 thousand transferred to cover the unexercised portion of the over-allotment option, was deemed to be a deposit until the consummation of the IPO, including the over-allotment, and was classified as Due from related parties in the accompanying Balance Sheets (See Note 3 – Related Parties). The classification is based upon the reasoning that had the IPO not been consummated, the Sponsor Entity would have wound down its operations and returned the monies to its investors.

NOTE 3 – RELATED PARTIES

As of June 30, 2021, the Company has related party receivables consisting of: (i) $2,713 thousand receivable from the Sponsor Entity, which includes the deposit relating to the SPAC Private Placement and funds covering the exercise of the underwriter's overallotment option; (ii) $208 thousand receivable from the SPAC for expenses covered prior to the consummation of the IPO; (iii) $16 thousand receivable from the Company’s co-sponsor of the Sponsor Entity, see Note 2 Equity Investment for details; and (iv) $15 thousand deposit refundable from an affiliate of the Company’s co-sponsor of the Sponsor Entity for consulting services provided that were unrelated to the SPAC or co-sponsorship.

NOTE 4 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the six months ended June 30, 2021 and 2020, the Company capitalized $45 thousand and $73 thousand (including a $51 thousand deposit made in fiscal 2019) respectively, in connection with the certification and production of the VerifyChecker™ and the VerifyAuthenticatorTM technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for Equipment for lease was $16 thousand and $27 thousand for the three and six months ended June 30, 2021, respectfully, and $12 thousand and $23 thousand for the three and six month ended June 30, 2020, respectively, and is included in General and administrative expense in the accompanying Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Patents and Trademarks

As of June 30, 2021, the current patent and trademark portfolios consist of twelve granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), five pending U.S. and foreign patent applications, six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, and seventeen pending US and foreign trademark applications. Our issued patents expire between the years 2022 and 2039. Costs associated with the prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the six months ended June 30, 2021 and 2020, the Company capitalized $55 thousand and $29 thousand, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $9 thousand and $7 thousand for the three months ended June 30, 2021 and 2020, respectively, and $16 thousand and $14 thousand for the six months ended June 30, 2021 and 2020, respectively.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company capitalized $77 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for capitalized software was $7 thousand and $5 thousand for the three months ended June 30, 2021 and 2020, respectively, and $12 thousand and $10 thousand for the six months ended June 30, 2021 and 2020, respectively, included in general and administrative expense in the accompanying Statements of Operations.

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

The Company applied for and was notified in June 2021 that $69 thousand in eligible payroll expenditures as described in the CARES Act, has been forgiven. Loan forgiveness is reflected in other income in the accompanying Statements of Operations. The forgiveness recognized during the six months ended June 30, 2021, included principal of $69 thousand, and interest payable of $1 thousand. The remaining loan balance of $3 thousand was paid in full as of June 30, 2021.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company expensed $407 thousand and $622 thousand related to restricted stock awards for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company expensed $23 thousand and $99 thousand, respectively, related to restricted stock awards.

During the six months ended June 30, 2021, the Company issued 5,426 shares of restricted common stock in relation to investor relation services with a stock-based compensation expense of $23 thousand.

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

The Company expensed $149 thousand and $277 thousand related to restricted stock units for the three and six months ended June 30, 2021. There was no expense related to restricted stock units for the six months ended June 30, 2020.

On April 16, 2021, upon vesting of the restricted stock awards held by our Chief Executive Officer, the Company withheld and retired 12,843 shares of common stock in order to satisfy his U.S. payroll tax withholding obligations.

Effective April 15, 2021, Norman Gardner, our former Chairman of the board of directors retired from the board of directors. Mr. Gardner was awarded 69,284 shares of restricted stock for a fair value of $300 thousand, half of which vest immediately and the balance vesting in equal installments on June 30, 2022 and June 30, 2023 pursuant to a two-year independent contractor consulting agreement with the Company. Mr. Gardner agreed to cancel options to purchase 8,300 shares that were scheduled to expire on December 21, 2026. Additionally, the Company accelerated the vesting of 40,000 restricted shares held by Mr. Gardner that were scheduled to vest in August 2021. Payments and vesting of restricted stock awards under the agreement will be accelerated upon Mr. Gardner's death or termination other than for cause.

On April 15, 2021, the board of directors granted the Company's Chief Financial Officer, an award of 5,000 shares of restricted stock with a fair value equal to $21 thousand, half of which vested on April 15, 2021, and half of which vests on April 15, 2022. The Company withheld and retired 750 shares of common stock in order to satisfy her U.S. payroll tax withholding obligations.

In April 2021, the Company granted an employee, an award of 5,000 shares of restricted stock with a fair value of $21 thousand, vesting annually over a two-year period from the date of grant.

Effective March 1, 2021, the Company amended and restated the Consulting Agreement it has with its Chief Operating Officer. The amended and restated agreement provides among other things, an annual fee of $214,400, a commission of 2% on all gross sales above $500 thousand, the issuance of 10,000 restricted stock awards and the extension of the expiration date for options previously granted to him to the five-year anniversary of the agreement’s effective date. As a result, 80,000 options previously granted to the Company’s Chief Operating Officer now expire on March 1, 2026. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and expensed a change in fair value of $75 thousand.

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

In connection to the closing of the Offering and the related automatic conversion of the 2020 Debentures (as defined below) the Company issued 637,513 shares of common stock related to the principal amount outstanding of $1,992,000 and interest expense of $60,802 and issued 179,200 shares of common stock related to the cancellation of the 2020 Warrants.

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

On March 6, 2020, the Company completed the offering of senior secured convertible debentures (the “2020 Debentures”) and warrants and raised $1,992,000 in gross proceeds from the sale of the 2020 Debentures and warrants. In connection to the 2020 Debentures, the Company issued 19,208 restricted shares of common stock during the three and six months ended June 30, 2020.

Shares Held in Treasury

As of June 30, 2021 and December 31, 2020, the Company had 74,527 and 7,011 shares, respectively, held in treasury with a value of approximately $341 thousand and $113 thousand, respectively. In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. Under this program, 67,516 shares were repurchased in the open market during the six months ended June 30, 2021. On August 12, 2021, the Company extended its share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

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

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) that covered the potential issuance of 260,000 shares of common stock. The 2017 Plan provided that directors, officers, employees, and consultants of the Company were eligible to receive equity incentives under the 2017 Plan at the discretion of the Board or the Board’s Compensation Committee.

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

On April 15, 2021, Norman Gardner agreed to cancel options to purchase 8,300 shares that expire on December 21, 2026 in connection with his retirement agreement.

No stock options were granted during the six months ended June 30, 2021.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and judgements.

	Options Outstanding
			Weighted -
			Average	Aggregate
			Remaining	Intrinsic
		Weighted-	Contractual	Value
	Number of	Average	Term	(in 000’s)
	Shares	Exercise Price	(in years)	(1)
Balance as of December 31, 2020	473,771	$4.48

Granted	-	-

Forfeited/Cancelled/Expired	(8,300)	9.72

Balance as of June 30, 2021	465,471	$4.38

Exercisable as of June 30, 2021	465,471	$4.38	4.38	$329

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2021:

	Unvested Options

	Weighted - Average
	Number of Unvested Options	Grant Date Exercise Price
Balance as of December 31, 2020	10,000	$9.75

Vested	(10,000)	9.75

Balance as of June 30, 2021	-	$-

During the three and six months ended June 30, 2021 the Company expensed $0 and $85 thousand, respectively, with respect to stock options. During the three and six months ended June 30, 2020 the Company expensed $268 and $485 thousand, respectively.

As of June 30, 2021, there was $0 unrecognized compensation cost related to outstanding stock options.

The following table summarizes the activities for the Company’s warrants for the three months ended June 30, 2021:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in 000's) (1)
Balance as of December 31, 2020	3,779,243	$5.89

Granted	-	-

Balance as of June 30, 2021	3,779,243	$5.89	3.5

Exercisable as of June 30, 2021	3,779,243	$5.89	3.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $4.22 for our common stock on June 30, 2021.

NOTE 9 – CONCENTRATIONS

Revenue

For the three and six months ended June 30, 2021, three customers represented 97% and 84% of revenues, respectively.

Accounts Receivable

As of June 30, 2021, two customers represented 94% of accounts receivable.

NOTE 10 – SUBSEQUENT EVENTS

In August 2021, upon vesting of the restricted stock awards held by our Chief Executive Officer, the Company withheld and retired 18,720 shares of common stock in order to satisfy his U.S. payroll tax withholding obligations.

In August 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

In July 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

On August 12, 2021, the Company extended its share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and notes.

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

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” “us” or “our”) is a technology solutions provider specializing in brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, consumer engagement, track and trace features for labels, packaging and products. The Company was formed in Nevada on November 10, 1999. Until 2018, we were primarily engaged in the research and development of our technologies. We began to commercialize our covert luminescent pigment, RainbowSecure®, in 2018, and we also developed the patented VeriPAS™ software system in 2018 that covertly and overtly serializes products to remotely track a product’s “life cycle” for brand owners. In April 2021 VerifyMe launched a rebranding and messaging campaign to more fully market all of our products and services to include a new website and marketing materials. RainbowSecure® has been renamed to VerifyInkTM and when coupled with VerifyMe Authenticate™ and VerifyMe Track & Trace™ we believe it provides the only covert serialization and authentication HP Indigo (a division of HP, Inc.) printing systems. Our patented smartphone authenticator device, VerifyAuthenticatorTM, is capable of fluorescing, decoding, and verifying invisible VerifyInkTM printed codes in the field. This product allows investigators to authenticate product quickly and efficiently throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet. This technology is coupled with a secure cloud-based track and trace software engine that allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geolocation mapping and intelligent programable alerts. Brand owners access the VerifyMe Authenticate™ and VerifyMe Track & Trace™ software through a web portal over the internet. Brand owners can then set rules of engagement, and when coupled with overt serialized codes, gather rich business intelligence, establish marketing programs for customer engagement and control, monitor and protect their products’ “life cycle.” We have derived minimal revenue from our authentication and track and trace software system and have derived limited revenue from the sale of our VerifyInkTM, VerifyMe Authenticate™ and VerifyMe Track & Trace™ technology.

Our brand protection technologies involve the utilization of invisible and visible inks, which are compatible and printed with modern digital and standard printing presses. The inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner-based laser printers. The inks can be used to print both static and variable images utilizing digital printing presses and third-party digital inkjet systems that are attached to traditional printing presses. Our invisible ink can be used in fixed images, variable images or serialized codes, bar codes or QR codes. We have developed and patented a product that attaches to a smartphone that reads our invisible ink codes into sophisticated cloud-based track and trace software. We also have a product that informs users that our invisible ink is present for authentication. Based upon our experience, we believe that the ink technologies may be incorporated into most existing manufacturing processes.

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

VerifyInkTM technology was our first technology to be patented. It combines an invisible ink with a proprietary tuned laser to enable counterfeit products to be exposed. In 2017, we signed a five-year contract with Indigo Division of HP Inc. (“HP Indigo”) to print this technology on packages and labels on their 6000 series presses.  Our technology has been tested and approved by HP Indigo 6000 series presses and more recently was qualified on HP Indigo’s 6900 series presses. In addition, we successfully trialed production on their 7900 press series used for sheet-fed products like folded cartons and plastic cards. HP Indigo informed us that other press models will be qualified once clients formally request in writing the need for qualification for current unqualified models. In addition, HP Indigo is producing sample secure government products such as tax stamp samples for governments with our VerifyInkTM invisible ink technology. HP Indigo has showcased these samples at various global government and print service providers trade shows. Customers can use a handheld beeping device, our VerifyChecker™, tuned to authenticate the unique frequency of our VerifyInkTM invisible ink, to broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our VerifyInkTM ink. VerifyChecker™ devices are being commercialized and leased to customers, typically for one year. In December 2017, we signed a contract with a top tier a strategic partner to use VerifyInkTM in their cloud-based authentication and track and trace system. The technology also features a unique double layer of security that remains entirely covert at all times and provides licensees with additional protection. Under the contract with our strategic partner, we have a re-seller agreement where we sell their cloud-based authentication and track and trace system with our VerifyInkTM identifier under our own trademarked name, VerifyCode™. In May 2019, we entered into a strategic partnership with INX, the third largest producer of inks in North America, to co-develop inkjet inks to be used for inkjet printing in combination with high speed, high volume label and packaging printing presses. In 2020, INX, in conjunction with Print craft Inc., successfully-tested an appeal garment containing our VerifyInkTM ink. This secured garment survived the 50 wash and dry cycle test. We are now in the commercialization phase of this technology and in conjunction with INX and Print craft Inc are broadly marketing to major brands. In February 2021, INX completed the development of a version of our VerifyInkTM security ink for metal and plastic objects and INX is now co-marketing the new security ink to its global clients. The specially formulated inks will enable these printing presses to print our VerifyInkTM invisible ink technology, which includes our variable VerifyCode™ serialization, track and trace technology. We believe VerifyInkTM is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products that need authentication. We have derived limited revenue from the sale of our VerifyInkTM technology.

VerifyMe Track & Trace™ supply chain serialization, track and trace technology combines the VerifyInkTM printed as a dynamic code and an overt dynamic code, VerifyCode™, with our strategic partner’s cloud-based authentication and track and trace system that provides brand owners geographical business intelligence on counterfeiting and diversion as well as the ability to authenticate labels, packaging and products. Using information from a smartphone screen, our VerifyCodeTM technology, can provide authentication and data submission information. A customer or end-user can scan information from a product label or QR code and send it to the cloud where our VerifyMe Authenticate™ and VerifyMe Track & Trace™  software can verify authenticity of the product, as well as track and trace the product from production through delivery. Certain clients are in the testing stage with this product. Revenue for this product was received for the first time in 2020 and a reorder was received in the first quarter of 2021. To date, we have recognized minimal revenue from this technology.

VerifyAuthenticatorTM technology is a piece of patented hardware with a built-in illumination system and software that scans invisible VerifyInkTM codes. Product investigators attach their smartphone to this device that then reveals the hidden VerifyInkTM images on the smartphone screen that are then sent to VerifyMe Authenticate™ and VerifyMe Track & Trace™  software in the cloud for authentication and data submission. These devices have been commercialized and are being leased to customers. Leases are typically one year in length and are auto-renewable. Revenue from this product is at an initial stage and minimal at this time.

VerifyMeChecker™ technology is an authentication tool that we are marketing to customers in conjunction with our VerifyInkTM. The VerifyChecker™ is a handheld beeping device that is tuned to authenticate the unique frequency of our VerifyInkTM invisible ink and will broadcast a beeping sound to confirm the authenticity when placed on products, labels and packaging containing our VerifyInkTM . The VerifyChecker™ is designed for use by customers who desire instant authentication on items, such as event tickets at an entry gate. Our customized checker will only positively identify a product bearing our unique anti-counterfeit solution. This technology is being commercialized and leased to customers, typically for one year auto-renewable terms. We are in the process of upgrading the functionality of this device so that it wirelessly connects to a mobile phone allowing authentication attempts to be recorded in the cloud by geo-location, inspectors names, and with time and date stamp. We expect to be able to commercialize this update in Q3 2021.

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

VerifyMe® Online™ includes, through our collaboration with a strategic partner, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms offering counterfeit products. To date, we have not derived revenue from this technology.

We believe that our brand protection security technologies, coupled with our contract with HP Indigo, can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products and alleviate the brand owner’s liability from counterfeit products that physically harm consumers. Our covert technologies give brand owners the ability to control, monitor and protect their products life cycle. Also, our technologies allow brand owners to prove whether the product causing an issue is authentic or counterfeit.

Our digital technologies are contained in a web portal known as VerifyMe Authenticate™ and VerifyMe Track & Trace™, utilizing our strategic partner’s centralized cloud- based authentication and track and trace system platform. Utilizing our strategic partner’s software team, we have embedded our patented invisible code system into their cloud-based authentication track and trace platform that allows inspectors to utilize our smartphone attachment to read unique invisible, serial codes, visible barcodes, NFC, RFID and for every label, package and or product into the VerifyMe Authenticate™ and VerifyMe Track & Trace™, cloud-based software portal. GPS locations of the scans of inspectors and end users are captured for the brand owner to monitor. Our cloud- based authentication and track and trace platform is agnostic to the type of input codes used so the solution can be deployed with our covert VerifyCodesTM, overt VerifyCodesTM printed in any barcode symbology, NFC, RFID and can be integrated into SAP.

In addition, we have the ability to wirelessly broadcast signals from our VerifyCheckerTM device when our VerifyInkTM is found on a product or label. This signal then triggers a GPS location to be recorded in the cloud-based VerifyMe Authenticate™ and VerifyMe Track & Trace™ software application. Together, the handheld light sensor device (VerifyCheckerTM) and the smartphone attachment authenticator (VerifyAuthenticatorTM) provide the brand owner the ability to monitor their inspector team activities thru the VerifyMe Authenticate™ and VerifyMe Track & Trace™ web portal.

Business Intelligence and Consumer Engagement

A key feature of our digital technologies is the ability for the brand owner to gather rich business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply scan a visible unique code generated by the VerifyCode™ web portal that is printed on labels and packages using their smartphone camera. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on a multiple of factors. Once this test is completed, the brand owner can then engage with the consumer by providing marketing materials, videos, discount coupons, product specifications, or cross sell other products with this consumer engagement software we provide to the brand owner in the cloud-based VerifyCode™ software.

COVID-19

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for the first half of 2021. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the continued duration and spread of the outbreak, the effectiveness of vaccines against new variants, the availability of vaccines and vaccination rates, , and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the SEC in this Report for additional information regarding certain risks associated with the pandemic.

The COVID-19 pandemic has caused an increase in demand for safety products such as masks and gloves, COVID-19 test kits, medications and vaccines to treat the virus, which we believe has further caused an increase in counterfeit products. Our suite of technology solutions for global manufacturers, distributors and sellers are designed to allow consumers to prove authenticity and we have proactively reached out to global manufacturers who are seeking to provide their customers authenticity in their products. We believe we have a dynamic management and sales team in place with the ability to seamlessly work remotely to minimize any operational disruption.

After an approximately one-year COVD-19 related hiatus we have recently begun attending sales conferences and other in-person sales initiatives. Since we have recently begun face to face sales presentations and trade shows we are experiencing a small increase in travel related costs versus the previous 12 months. We expect these travel related costs to grow which should be offset by increased sales activity. VerifyMe has continued to be aggressive in regards to sales and marketing efforts as we have completed a new website which is generating new leads and we have expanded our sales force. We also have started our first social media advertising campaign. New leads are being generated due to these actions. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the continued COVID-19 pandemic, our customers may still require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

SPAC Investment

On July 6, 2021, we acted as the co-sponsor for the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or SPAC, through a contribution into G3 VRM Holdings LLC, or the Sponsor Entity. The Sponsor Entity holds founder shares equal to 20% of the shares underlying the Units issued in the SPAC IPO (2,446,500 founder shares, net of up to 218,500 founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, and 210,000 founder shares transferred to the officers and certain directors of the SPAC), plus 516,280 shares underlying Private Placement units purchase by the Sponsor Entity in connection with the SPAC’s IPO. The closing of the IPO of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment, generated gross proceeds of $106,260 thousand. As co-sponsor, we indirectly, through the Sponsor Entity, beneficially own approximately 9.42% of the outstanding shares of G3 VRM Acquisition upon consummation of the IPO; which are subject to forfeiture upon certain conditions and restrictions on transfer.

As of June 30, 2021, we have accounted for the Sponsor Entity as an equity investment with a carrying value of $11 thousand. Upon effectiveness of the IPO registration statement on June 30, 2021, we and the co-sponsor each transferred $2,713 thousand, for an aggregate of $5,425 thousand, to the Sponsor Entity pursuant to the Private Placement agreement to be transferred to the SPAC upon closing of the IPO, including up to $225 thousand each, or an aggregate of $450 thousand, subject to the underwriters’ over-allotment option.

We believe our sponsorship of the SPAC will allow us to pursue an equity interest in larger companies and add value without diluting the equity interests of our shareholders.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended June 30, 2021 and 2020.

Revenue

Revenue for the three months ended June 30, 2021 was $124 thousand, a 65% increase as compared to $75 thousand for the three months ended June 30, 2020. The increase in revenue primarily related to increased use of our security printing and authentication serialization technology.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $98 thousand, compared to $62 thousand for the three months ended June 30, 2020. The resulting gross margin was 79% for the three months ended June 30, 2021, compared to 83% for the three months ended June 30, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $463 thousand to $895 thousand for the three months ended June 30, 2021 from $432 thousand for the three months ended June 30, 2020.  The increase primarily related to increases in non-cash stock-based compensation of $251 thousand, and increased costs associated with being a Nasdaq listed company of approximately $115 thousand, of which $47 thousand related to our annual meeting of shareholders.

Legal and Accounting

Legal and accounting fees increased by $20 thousand to $88 thousand for the three months ended June 30, 2021 from $68 thousand for the three months ended June 30, 2020. The increase relates primarily to the expansion of our accounting department, partially offset by savings in legal fees during the period.

Payroll Expenses

Payroll expenses were $234 thousand for the three months ended June 30, 2021, an increase of $9 thousand from $225 thousand, for the three months ended June 30, 2020. The increase related primarily to increases in salaries and number of employees, offset by a decrease in stock based compensation of $50 thousand.

Research and Development

Research and development expenses were $12 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively. The increase is due to continued development costs associated with commercialized product lines.

Sales and Marketing

Sales and marketing expenses were $297 thousand and $79 thousand for the three months ended June 30, 2021 and 2020, respectively. The increase primarily related to an expansion of our sales team and marketing outreach. We expanded our sales team to address growing domestic and international opportunities.

Operating Loss

Operating loss for the three months ended June 30, 2021 was $1,428 thousand, an increase in loss of $686 thousand compared to $742 thousand for the three months ended June 30, 2020. The increase in loss primarily related to the expansion of our sales team and marketing outreach totaling an increase of approximately $215 thousand, and an increase of stock-based compensation of $204 thousand.

Net Loss

Our net loss decreased by $1,295 thousand to $1,358 thousand for the three months ended June 30, 2021 from $2,653 thousand for the three months ended June 30, 2020. The decrease was primarily due to amortization of debt discount related to our convertible debentures included in interest expense in the second quarter of 2020. The resulting loss per share for the three months ended June 30, 2021 was $0.18 per diluted share, compared to $1.04 per diluted share for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following discussion analyzes our results of operations for the six months ended June 30, 2021 and 2020.

Revenue

We generated revenue of $312 thousand for the six months ended June 30, 2021, an 87% increase compared to $167 thousand for the six months ended June 30, 2020. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners as well as a new application of our technology, in the personal protective equipment space.

Gross Profit

Gross profit for the six months ended June 30, 2021 was $243 thousand, compared to $137 thousand for the six months ended June 30, 2020. The resulting gross margin was 78% for the six months ended June 30, 2021, compared to 82% for the six months ended June 30, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $714 thousand to $1,684 thousand for the six months ended June 30, 2021 from $970 thousand for the six months ended June 30, 2020. The increase primarily related to increases in non-cash stock-based compensation of $314 thousand, and increased cost associated with being a Nasdaq listed company of approximately $184 thousand.

Legal and Accounting

Legal and accounting fees increased by $77 thousand to $214 thousand for the six months ended June 30, 2021 from $137 thousand for the six months ended June 30, 2020. The increase relates primarily to the expansion of our accounting department, partially offset by savings in legal fees.

Payroll Expenses

Payroll expenses were $427 thousand for the six months ended June 30, 2021, an increase of $108 thousand from $319 thousand for the six months ended June 30, 2020.  The increase related to an increase in the executive compensation and an increase in the number of our employees.

Research and Development

Research and development expenses were $17 thousand and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase is due continued development costs associated with commercialized product lines.

Sales and Marketing

Sales and marketing expenses were $544 thousand and $122 thousand for the six months ended June 30, 2021 and 2020, respectively. The increase primarily related to an expansion of our sales team and marketing outreach in 2021. We expanded our sales team to address growing domestic and international opportunities.

Operating Loss

Operating loss for the six months ended June 30, 2021 was $2,643 thousand an increase in loss of $1,232 thousand compared to $1,411 thousand for the six months ended June 30, 2020. The increase in loss primarily related to an increase in non-cash stock-based compensation, an increase in employee headcount, and sales and marketing outreach to meet our growing number of opportunities, and increased costs associated with being a Nasdaq listed company. In addition, operating loss for the six months ended June 30, 2021 included approximately $1,007 thousand of stock-based compensation compared to approximately $688 thousand of stock-based compensation for the six months ended June 30, 2020.

Net Loss

Our net loss for the six months ended June 30, 2021 was $2,573 thousand a decrease in net loss of $1,172 thousand compared to $3,745 thousand for the six months ended June 30, 2020. The decrease in net loss primarily was due to amortization of debt discount related to our convertible debentures included in interest expense the six months ended June 30, 2020. The resulting loss per share for the six months ended June 30, 2021 was $0.37 per diluted share, compared to $1.56 per diluted share for the six months ended June 30, 2020.

Liquidity and Capital Resources

Our operations used $1,668 thousand of cash during the six months ended June 30, 2021 compared to $699 thousand during the comparable period in 2020, relating primarily to an increase in employee headcount, an expansion of our sales team and marketing outreach efforts and an increase in expenses related to operating as a Nasdaq listed company.

Cash used in investing activities was $3,125 thousand during the six months ended June 30, 2021 compared to $51 thousand during the six months ended June 30, 2020. The increase relates primarily to the deposit for units in the SPAC of $2,713 thousand, reimbursable expenses for the SPAC of $208 thousand, (see Note 3 – Related Parties in the accompanying notes to the financial statements).

Cash provided by financing activities during the six months ended June 30, 2021, was $8,216 thousand compared to $10,092 thousand during the six months ended June 30, 2020.  On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.3 million and net proceeds of $8.4 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand. We believe that our cash and cash equivalents, together with the net proceeds from this offering, will fund our operations through 2025.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock until August 16, 2021. On August 12, 2021, we extended this program to expire on August 16, 2022. All other terms and conditions remained the same. To date, 67,516 shares have been purchased for a total of $228 thousand.

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

Revenue Recognition

Our revenue transactions include sales of our ink canisters, software, licensing, pre-printed labels, integrated solutions and leasing of our equipment. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing of our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended June 30, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to a lack of segregation of duties, resulting from limited staffing in our accounting department. As of May 10, 2021, we have hired a Corporate Financial Controller in an effort to address this inherit weakness and as part of our remediation efforts.

(b) Changes in internal control over financial reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as noted below.

Our investment in G3 VRM Acquisition Corp. (the “SPAC”) could be lost if the SPAC is unable to consummate a business combination or if its business combination proves unsuccessful.

On July 6, 2021, we acted as the sponsor for the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or SPAC, through a contribution into the SPAC’s sponsor, G3 VRM Holdings LLC, or the Sponsor Entity. The Sponsor Entity holds founder shares equal to 20% of the shares underlying the Units issued in the SPAC IPO (2,446,500 founder shares, net of up to 218,500 founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, and 210,000 founder shares issued to the officers and certain directors of the SPAC), plus 516,280 shares underlying private placement units purchase by the Sponsor Entity in connection with the SPAC’s IPO. Our investment in the SPAC through the Sponsor Entity equaled approximately $2,592 thousand, and our ownership in the Sponsor Entity is 44.4%. The Sponsor Entity and all holders of founder shares and private placement securities have agreed to waive any right to distributions under the trust established for the benefit of the SPAC’s public shareholders. Accordingly, if the SPAC is unable to complete its initial business combination within 12 months from the closing of the IPO (or 15 or 18 months from the closing of the IPO, if we and the co-sponsor extend the period of time to consummate a business combination by depositing additional funds into the trust account as described in more detail in IPO prospectus), the SPAC will redeem 100% of the public shares for cash, the rights will expire worthless, and the founder shares and the private placement securities will be worthless. Even if the SPAC is able to complete a business combination within the allotted time, if the combined company is unable to maintain adequate results from operations, then our investment in the SPAC could lose value and may ultimately become worthless. There can be no assurance that the SPAC will complete a business combination within the allotted time or that any such business combination will be successful.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2021, the Company issued 2,174 shares of restricted common stock in relation to investor relation services.

In June 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4). As of June 30, 2021 this offering has terminated.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
04/01/2021-04/30/2021	-	-	-	-
05/01/2021-05/31/2021	35,561	$3.30	35,561	$1,383
06/01/2021-06/30/2021	31,955	$3.44	31,955	$1,273
Total	67,516	$3.37	67,516	$1,273

(1) Purchases made pursuant to the Company’s share repurchase program announced on November 17, 2020, pursuant to which the Company is authorized to purchase up to $1.5 million worth of shares of its common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on August 16, 2021. On August 12, 2021, the Company extended its share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information included under the heading Share Repurchase Plan of Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this form 10-Q, is incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Independent Contractor Consulting Agreement, dated April 15, 2021, with Norman Gardner
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 *Filed herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 13, 2021	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)