Form 10-Q
period 2021-09-30
VerifyMe, Inc.
filed 2021-11-10
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,297,270 shares of common stock outstanding at November 8, 2021.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,630	$7,939
Accounts Receivable	319	31
Prepaid expenses and other current assets	111	177
Inventory	48	54
TOTAL CURRENT ASSETS	11,108	8,201

INVESTMENTS
Equity Investment	10,806	-

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of $88 and $50 as of September 30, 2021 and December 31, 2020, respectively	207	200
Office Equipment, net of accumulated amortization of $1 and $0 as of September 30, 2021 and December 31, 2020, respectively	8	-

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of $345 and $320 as of September 30, 2021 and December 31, 2020, respectively	328	293
Capitalized Software Costs, net of accumulated amortization of $40 and $20 as of September 30, 2021 and December 31, 2020, respectively	143	80
TOTAL ASSETS	$22,600	$8,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$434	$383
TOTAL CURRENT LIABILITIES	434	383

NON-CURRENT LIABILITIES
Term Note	$-	$72
Other Long Term Liabilities	9	-

TOTAL LIABILITIES	$443	$455

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and
0 shares issued and outstanding as of December 31, 2020	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of September 30, 2021 and	-	-
December 31, 2020, respectively

Common stock, $.001 par value; 675,000,000 authorized; 7,440,546 and 5,603,888 issued, 7,296,183 and 5,596,877 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	7	6

Additional paid in capital	85,784	76,099

Treasury stock as cost; 144,363 and 7,011 shares as of September 30, 2021 and December 31, 2020, respectively	(577)	(113)

Accumulated deficit	(63,057)	(67,673)

STOCKHOLDERS' EQUITY	22,157	8,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,600	$8,774

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

NET REVENUE
Sales	$300	$101	$612	$268

COST OF SALES	114	19	183	49

GROSS PROFIT	186	82	429	219

OPERATING EXPENSES
General and administrative (a)	636	550	2,320	1,520
Legal and accounting	74	98	288	235
Corporate payroll expenses (a)	194	117	621	436
Research and development	8	7	25	7
Sales and marketing (a)	299	293	843	415
Total Operating expenses	1,211	1,065	4,097	2,613

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,025)	(983)	(3,668)	(2,394)

OTHER INCOME (EXPENSE), NET
Interest income (expenses), net	1	-	1	(2,054)
Fair value gain on equity investment	8,214	-	8,214	-
Loss on extinguishment of debt	-	-	-	(280)
Payroll Protection Program Debt Forgiveness	-	-	70	-
Income tax expense	(1)	-	(1)	-
TOTAL OTHER INCOME (EXPENSE), NET	8,214	-	8,284	(2,334)

NET INCOME/(LOSS)	$7,189	$(983)	$4,616	$(4,728)

EARNINGS/(LOSS) PER SHARE
BASIC	$0.99	$(0.18)	$0.65	$(1.38)
DILUTED	$0.95	$(0.18)	$0.63	$(1.38)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	7,290,975	5,488,111	7,078,046	3,436,805
DILUTED	7,570,985	5,488,111	7,335,268	3,436,805

(a)	Includes share-based compensation of $372 thousand and $1,379 thousand for the three and nine months ended September 30, 2021, respectively, and $311 thousand and $1,000 thousand for the three and nine months ended September 30, 2020, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$4,616	$(4,728)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock based compensation	44	62
Fair value of options in exchange for services	85	643
Fair value of restricted stock awards issued in exchange for services	739	241
Fair value of restricted stock units issued in exchange for services	511	-
Fair value of warrants in exchange for services	-	54
Payroll Protection Program Debt Forgiveness	(70)	-
Fair value gain on equity investment	(8,214)	-
Loss on Extinguishment of Debt	-	281
Amortization of debt discount	-	1,992
Common stock issued for interest expense	-	61
Amortization and depreciation	84	70
Changes in operating assets and liabilities:
Accounts Receivable	(288)	(22)
Inventory	5	(18)
Prepaid expenses and other current assets	66	(50)
Accounts payable and accrued expenses	54	120
Net cash used in operating activities	(2,368)	(1,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(60)	(52)
Purchase of Equipment for lease	(45)	(23)
Purchase of equity investment	(2,593)	-
Purchase of Office Equipment	(8)	-
Capitalized Software Costs	(84)	-
Net cash used in investing activities	(2,790)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	8,447	9,023
Proceeds from issuance of notes payable	-	72
Repayments of notes payable	(3)	-
Repayment of bridge financing and early redemption fee	-	(750)
Proceeds from convertible debt, net of costs	-	1,747
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(131)	-
Repurchase Shares	(464)	-
Net cash provided by financing activities	7,849	10,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,691	8,723
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,939	253

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,630	$8,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$-	$1,992
Relative fair value of common stock issued in connection with 2020 Debentures	$-	$34
Relative fair value of warrants issued in connection with 2020 Debentures	$-	$1,063
Beneficial conversion feature in connection with 2020 Debentures	$-	$650
Common stock issued to settle accrued payroll	$-	$119

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2020	-	-	0.85	-	5,343,380	5	75,442	7,011	(113)	(65,516)	9,818
Fair value of stock options	-	-	-	-	-	-	157	-	-	-	157
Restricted stock awards	-	-	-	-	230,000	-	142	-	-	-	142
Common stock issued for services	-	-	-	-	3,261	-	12	-	-	-	12
Common stock issued in relation to public offering of securities	-	-	-	-	888	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(983)	(983)
Balance at September 30, 2020	-	-	0.85	-	5,577,529	6	75,752	7,011	(113)	(66,499)	9,146

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	(18,720)	-	43	-	-	-	43
Restricted Stock Units	-	-	-	-	21,000	-	234	-	-	-	234
Common stock issued for services	-	-	-	-	3,261	-	12	-	-	-	12
Repurchase of Common Stock	-	-	-	-	(69,836)	-	-	69,836	(236)	-	(236)
Net loss	-	-	-	-	-	-	-	-	-	7,189	7,189
Balance at September 30, 2021	-	-	0.85	-	7,296,183	7	85,784	144,363	(577)	(63,057)	22,157

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	7,011	(113)	(61,771)	(67)
Fair value of stock options	-	-	-	-	-	-	642	-	-	-	642
Restricted stock awards	-	-	-	-	267,500	-	360	-	-	-	360
Fair value of warrants issued for services	-	-	-	-	-	-	54	-	-	-	54
Common stock issued for services	-	-	-	-	6,596	-	30	-	-	-	30
Common stock issued in connection with 2020 Debentures	-	-	-	-	19,208	-	66	-	-	-	66
Beneficial conversion feature in connection with 2020 Debentures	-	-	-	-	-	-	650	-	-	-	650
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063	-	-	-	1,063
Common Stock in relation to conversion of 2020 Debentures and interest expense and cancellation of warrants	-	-	-	-	816,713	1	2,052	-	-	-	2,053
Common stock issued in relation to public offering of securities	-	-	-	-	2,254,801	3	9,020	-	-	-	9,023
Cancellation of Common Stock	-	-	-	-	(19,401)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(4,728)	(4,728)
Balance at September 30, 2020	-	-	0.85	-	5,577,529	6	75,752	7,011	(113)	(66,499)	9,146

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	56,971	-	608	-	-	-	608
Restricted Stock Units	-	-	-	-	21,000	-	511	-	-	-	511
Common stock issued for services	-	-	-	-	8,687	-	35	-	-	-	35
Common stock issued in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Repurchase of Common Stock					(137,352)	-	-	137,352	(464)	-	(464)
Net gain	-	-	-	-	-	-	-	-	-	4,616	4,616
Balance at September 30, 2021	-	-	0.85	-	7,296,183	7	85,784	144,363	(577)	(63,057)	22,157

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

The Company is a technology solutions provider specializing in products to connect brands with consumers. VerifyMe technologies give brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. Until 2018, the Company primarily engaged in the research and development of its technologies.

The Company’s activities are subject to significant risks and uncertainties, including its ability to successfully commercialize its technologies and the need to further develop the Company’s intellectual property.

Reclassifications

Certain amounts presented for the three and nine months ended September 30, 2021 reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, equity investments, and other long-term liabilities. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

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

Variable Interest Entity

The Company has determined that G3 VRM Acquisition Corp., (the “SPAC”, see FN 2 – Equity Investment), is a variable interest entity (“VIE”) in which the Company has a variable interest but is not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it is not the primary beneficiary of the VIE and as such, does not consolidate the SPAC. The Company reassess its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity.

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity investment in the SPAC (see FN2 – Equity Investment) as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gains or losses of the fair value of the equity investment are included in Other Income (Expense), Net on the accompanying Statement of Operations.

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

During the three and nine months ended September 30, 2021, the Company’s revenues primarily consisted of revenue generated from printing labels and through our product authentication technology, as well as our customer engagement technology.

Basic and Diluted Net Income per Share of Common Stock

The Company follows Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share,” when reporting earnings per share resulting in the presentation of basic and diluted earnings per share.

NOTE 2 – EQUITY INVESTMENT

On February 26, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation and wholly owned subsidiary of the Company, that owns G3 VRM Acquisition Corp. (NASDAQ: GGGVU) (the “SPAC”), a Delaware corporation and special purpose acquisition company being co-sponsored by the Company.  The SPAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While it may pursue an initial business combination target in any business, industry or geographical location, it intends to focus its search on target businesses with enterprise values of approximately $250 million to $500 million within the technology and business services industry.

On April 12, 2021, the Sponsor Entity converted to a Delaware limited liability company, changed its name to “G3 VRM Holdings LLC” and a co-sponsor was added as a member of the Sponsor Entity resulting in an equity interest of 44.40% attributed to the Company.

On July 6, 2021, the SPAC consummated the IPO of 10,626,000 units (the “Units”), including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $106,260 thousand. Each Unit consists of one share of SPAC common stock, $0.0001 par value, and one right to receive one-tenth (1/10) of a share of SPAC common stock upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, the SPAC consummated the Private Placement of an aggregate of 569,410 Units with the Sponsor Entity purchasing 516,280 Units and Maxim Partners LLC purchasing 53,130 Units, generating total proceeds of $5,694 thousand. Of this amount, the Company is the indirect beneficial owner of 229,228 Units purchased by the Sponsor Entity for a total of $2,581 thousand. Upon consummation of the IPO, VerifyMe, as co-sponsor, indirectly through the Sponsor Entity, beneficially owns approximately 9.42% of the outstanding shares of the SPAC, which shares are subject to forfeiture upon certain conditions and restrictions on transfer.

As a result of ceasing to have a controlling financial interest in the Sponsor Entity on April 12, 2021, the Company accounted for the Sponsor Entity as an equity investment and has elected the fair value option resulting in a fair value gain of $8,214 thousand for the nine months ended September 30, 2021 included in Fair value gain on equity investment, in the accompanying Statement of Operations. The fair value of the equity investment is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur.

If the SPAC is unable to complete its initial business combination within 12 months from the closing of the IPO (or 15 or 18 months from the closing of the IPO, should the Company and the co-sponsor extend the period of time to consummate a business combination by depositing additional funds into the trust account as described in more detail in IPO prospectus), the SPAC will redeem 100% of the public shares for cash, the rights will expire worthless, and the founder shares and the private placement securities will be worthless. Even if the SPAC is able to complete a business combination within the allotted time, if the combined company is unable to maintain adequate results from operations, then our investment in the SPAC could lose value and may ultimately become worthless. There can be no assurance that the SPAC will complete a business combination within the allotted time or that any such business combination will be successful.

The following table presents summary financial information of the Sponsor Entity. Such summary information has been provided herein based upon the individual significance of the equity investment to the financial information of the Company.

	Amounts in Thousands ('000)
	September 30, 2021	December 31, 2020
Current Assets	$1,371	$-
Non-current assets	107,855	-
Current Liabilities	3,719	-
Mezzanine Equity	107,854	-
Stockholders' Deficit	(2,347)	-

	Amounts in Thousands ('000)
	Nine Months Ended September,
	2021	2020
Operating Loss	(274)	-
Net Loss	(273)	-

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the nine months ended September 30, 2021 and 2020, the Company capitalized $45 thousand and $74 thousand (including a $51 thousand deposit made in fiscal 2019) respectively, in connection with the certification and production of the VerifyChecker™ and the Verify AuthenticatorTM technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for Equipment for lease was $11 thousand and $38 thousand for the three and nine months ended September 30, 2021, respectfully, and $11 thousand and $34 thousand for the three and nine month ended September 30, 2020, respectively, and is included in general and administrative expense in the accompanying Statements of Operations.

Office Equipment

During the nine months ended September 30, 2021 and 2020, the Company capitalized $8 thousand and $0 thousand respectively, in office equipment. The Company depreciates the office equipment over its useful life of three years. The depreciation expense for office equipment was $1 thousand for the three and nine months ended September 30, 2021 and $0 thousand for the three and nine months ended September 30, 2020 respectively, and is included in general and administrative expense in the accompanying Statement of Operations.

NOTE 4 – INTANGIBLE ASSETS

Patents and Trademarks

As of September 30, 2021, the current patent and trademark portfolios consist of eleven  granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), five pending U.S. and foreign patent applications, six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, and seventeen pending US and foreign trademark applications. Our issued patents expire between the years 2022 and 2039. Costs associated with the prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the nine months ended September 30, 2021 and 2020, the Company capitalized $60 thousand and $52 thousand, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $9 thousand and $7 thousand for the three months ended September 30, 2021 and 2020, respectively, and $25 thousand and $20 thousand for the nine months ended September 30, 2021 and 2020, respectively and included in general and administrative expense in the accompanying Statement of Operations.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company capitalized $84 thousand and $0 thousand for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for capitalized software was $8 thousand and $5 thousand for the three months ended September 30, 2021 and 2020, respectively, and $20 thousand and $15 thousand for the nine months ended September 30, 2021 and 2020, respectively, included in general and administrative expense in the accompanying Statements of Operations.

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

The Company applied for and was notified in June 2021 that $69 thousand in eligible payroll expenditures as described in the CARES Act, has been forgiven. Loan forgiveness is reflected in Other Income (Expense), Net in the accompanying Statements of Operations. The forgiveness recognized during the nine months ended September 30, 2021, included principal of $69 thousand, and interest payable of $1 thousand. The remaining loan balance of $3 thousand was paid in full in June 2021.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $117 thousand and $739 thousand related to restricted stock awards for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company expensed $142 thousand and $241 thousand, respectively, related to restricted stock awards.

During the nine months ended September 30, 2021, the Company issued 8,687 shares of restricted common stock in relation to investor relation services with a stock-based compensation expense of $35 thousand.

On September 17, 2021 the Company approved restricted stock units for three non-employee directors for an aggregate of 63,000 restricted stock units with a fair value of $217 thousand. One-third of the units vested upon approval, one-third vest on September 17, 2022, and the remaining one-third vest on September 17, 2023, subject to the non-employee director’s continued service on the Board of Directors.

Effective January 1, 2021, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he will also receive and an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors. In January 2021, a total of 145,010 restricted stock units were issued to five non-employee directors for a fair value of $625 thousand, vesting one year from the date of issuance.

The Company expensed $234 thousand and $511 thousand related to restricted stock units for the three and nine months ended September 30, 2021. There was no expense related to restricted stock units for the three and nine months ended September 30, 2020.

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

On April 15, 2021, the board of directors granted the Company’s Chief Financial Officer, an award of 5,000 shares of restricted stock with a fair value equal to $21 thousand, half of which vested on April 15, 2021, and half of which vests on April 15, 2022. The Company withheld and retired 750 shares of common stock in order to satisfy her U.S. payroll tax withholding obligations.

In April 2021, the Company granted an employee an award of 5,000 shares of restricted stock with a fair value of $21 thousand, vesting annually over a two-year period from the date of grant.

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

On August 5, 2020, the Company issued restricted stock awards for an aggregate of 230,000 shares of restricted common stock to the Company’s directors in consideration of their years of service to the Company that vest in full one-year from the date of grant, subject to the respective director’s continued service as member of the Board of Directors on the vesting date. During the nine months ended September 30, 2020, $133 thousand was expensed related to these services.

On June 17, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,173,913 Units consisting of one share (each a “Share” and collectively, the “Shares”) of the Company’s common stock, and a warrant to purchase one share of Common Stock (each a “Warrant” and collectively, the “Warrants”) at an exercise price equal to $4.60 per share of Common Stock. The public offering price was $4.60 per Unit and the underwriters agreed to purchase 2,173,913 Units at an 8.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to 326,087 Shares and/or Warrants for 326,087 shares of Common Stock to cover over-allotments, if any.  The Offering closed on June 22, 2020 resulting in gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase 50,000 Shares and 325,987 Warrants for gross proceeds of $233 thousand. The net proceeds in relation to the Offering and including the over-allotment option were $9,023 thousand. Additionally, the Company issued 30,000 shares of common stock for consulting services related to the Offering, with a fair value of $125 thousand accounted for in Additional Paid in Capital and included in the accompanying Statement of Balance Sheets. Additionally, the Company issued 888 shares of common stock, with a fair value of $3,614, to its non-exclusive financial advisor and placement agent as commission for units purchased by an investor in the Offering.

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

On April 16, 2020, the Company granted its Chief Executive Officer, Patrick White, a restricted stock award of 37,500 restricted shares of the Company’s common stock in lieu of $150 thousand in deferred salary. Of this amount, $119 thousand was accrued in prior years, and the remaining amount was expensed in payroll expenses included in the accompanying Statement of Operations. The restricted stock award vests in full one-year from the date of grant, subject to Mr. White’s continued services as an officer and employee of the Company on the vesting date.

On March 6, 2020, the Company completed the offering of senior secured convertible debentures (the “2020 Debentures”) and warrants and raised $1,992 thousand in gross proceeds from the sale of the 2020 Debentures and warrants. In connection to the 2020 Debentures, the Company issued 19,208 restricted shares of common stock during the three and nine months ended September 30, 2020.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan will be 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). As of September 30, 2021, eight participants have elected to participate in the 2021 Plan and unless a participant withdraws from an offering, his or her option for the purchase of shares of common stock will be automatically exercised on February 28, 2022, the exercise date of the offering.

Shares Held in Treasury

As of September 30, 2021 and December 31, 2020, the Company had 144,363 and 7,011 shares, respectively, held in treasury with a value of approximately $577 thousand and $113 thousand, respectively.

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same. During the three months ended September 30, 2021 the Company repurchased 69,836 shares of common stock at an average price of $3.38 for approximately $236 thousand pursuant to the Share Repurchase Plan. During the nine months ended September 30, 2021 the Company repurchased 137,352 shares of common stock at an average price of $3.38 for approximately $464 thousand pursuant to the Share Repurchase Plan.

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

No stock options were granted during the nine months ended September 30, 2021.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value represent management’s best estimates and involve inherent uncertainties and judgements.

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2020	473,771	$4.48

Granted	-	-

Forfeited/Cancelled/Expired	(8,300)	9.72

Balance as of September 30, 2021	465,471	$4.38

Exercisable as of September 30, 2021	465,471	$4.38	3.4	$56

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

The following table summarizes the activities for the Company’s unvested stock options for the nine months ended September 30, 2021:

	Unvested Options

	Weighted - Average
	Number of Unvested	Grant Date
	Options	Exercise Price
Balance as of December 31, 2020	10,000	$9.75

Vested	(10,000)	9.75

Balance as of September 30, 2021	-	$-

During the three and nine months ended September 30, 2021 the Company expensed $0 and $85 thousand, respectively, with respect to stock options. During the three and nine months ended September 30, 2020 the Company expensed $158 thousand and $643 thousand, respectively.

As of September 30, 2021, there was $0 unrecognized compensation cost related to outstanding stock options.

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2021:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2020	3,779,243	$5.89

Granted	-	-

Balance as of September 30, 2021	3,779,243	$5.89	3.3

Exercisable as of September 30, 2021	3,779,243	$5.89	3.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.40 for our common stock on September 30, 2021.

NOTE 8—INCOME TAXES

During the three and nine months ended September 30, 2021 the Company had $1 thousand, respectively, in income tax expense and $0 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company had approximately $43.4 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuances, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $8.1 million at September 30, 2021. The Company did not utilize any NOL deductions for the nine months ended September 30, 2021.

NOTE 9—EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The dilutive common stock equivalent shares consist of preferred stock, stock options, warrants and restricted stock units computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except share and per share data):

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:

Net Income/(Loss)	$7,189	$(983)	$4,616	$(4,728)
Denominator:
Weighted average shares of common stock – basic	7,290,975	5,488,111	7,078,046	3,436,805

Effect of dilutive securities

Preferred Stock	144,444	-	144,444	-

Stock Options	32,795	-	58,618	-

Warrants	12	-	30	-
Stock Purchase Plan	2,687	-	896	-
Restricted Stock Units & Restricted Stock Awards	100,072	-	53,234	-
Weighted average shares of common stock – diluted	7,570,985	5,488,111	7,335,268	3,436,805

Net Earnings (Loss) per share

Basic	$0.99	$(0.18)	$0.65	$(1.38)

Diluted	$0.95	$(0.18)	$0.63	$(1.38)

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive instruments excluded from computation of diluted net income per share:

Preferred Stock	-	144,444	-	144,444

Stock Options	91,471	473,771	94,621	473,771

Warrants	3,778,983	3,779,246	3,778,983	3,779,246

Restricted Stock Units	5,935	-	5,935	-

NOTE 10– CONCENTRATIONS

Revenue

For the three and nine months ended September 30, 2021, four and five customers represented 97% and 95% of revenues, respectively.

Accounts Receivable

As of September 30, 2021, four customers represented 90% of accounts receivable.

NOTE 11 – SUBSEQUENT EVENTS

In October 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” “us” or “our”) is a technology solutions provider specializing in products to connect brands with consumers. VerifyMe technologies give brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We are a Nevada corporation formed in 1999. Until 2018, we primarily engaged in the research and development of our technologies before ultimately becoming a Brand Protection Solutions provider.

Our brand protection technologies involve the utilization of invisible and visible images, which are special composition inks comprised of a rare earth material that are compatible and printed with modern digital and standard printing presses. The visible inks may be used with certain printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner-based laser printers. The inks can be used to print both static and variable images utilizing digital printing presses and third-party digital inkjet systems that can be attached to traditional printing presses and finishing equipment. Our invisible ink can be used to print fixed images, variable images, serialized codes, static and dynamic bar codes and QR codes. We have developed and patented a product that attaches to a smartphone that brand inspectors can use to read our invisible ink codes into sophisticated cloud-based track and trace software that contain our patented verification technology along with algorithms which analyze the label, package or product’s authenticity and diversion activity. We also have a product that informs users that our invisible ink is present for authentication.

VerifyMe has a custom suite of products, as described below, that offer clients the brand protection security, anti-counterfeiting, protection from product diversion, consumer engagement and a robust serialization, track and trace system. These products are sold as a “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement
•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Online™ for on-line (web) brand monitoring

VerifyMe Engage™ services provide the ability for the brand owner to gather business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply use their smart phone camera to scan our visible unique codes and/or RFID/NFC chips printed on products, labels and packages. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on multiple factors. This allows brands to understand where their products are being scanned, whether they are legitimate, and form an immediate bridge for communication with the consumer. After this test is completed, the brand owner can then engage with the consumer and can offer a gift or future discounts to the consumer in exchange for their personal information as well as providing marketing materials, videos, discount coupons, product specifications, contest entries or cross sell other products through the consumer engagement software. This service allows to the brand owner to gather real-time information on their customer base,. To date, we have derived limited revenue from VerifyMe Engage customers in the cannabis industry.

VerifyMe Authenticate™ services provide an assortment of tools through our patented products allowing the brand owner to instantly authenticate a product, label or package as genuine and / or determine if a product has been fraudulently diverted and where such diversion occurred in the supply chain. Brand owners can use our cloud-based web portal to easily order many types of serialization codes for their products, labels and packages. Once the codes are applied to their products, brand owners can then monitor, control and protect their products during the products complete life cycle through the supply chain. Our customers use our patented invisible ink, VerifyInkTM which is combined with a proprietary reader to easily identify counterfeit products. Product investigators may then use our patented VerifyAuthenticatorTM technology, a device used with a smartphone and the VerifyMe app, to authenticate and decode VerifyInkTM codes. The user attaches this device to their smartphone, which upon use reveals the hidden VerifyInkTM images on the smartphone screen that are then sent to our web portal in the cloud for authentication and data submission. We also have another device that does not require use the of a smartphone, our VerifyChecker™ which is a handheld beeping device that is tuned to authenticate the unique frequency of our VerifyInkTM invisible ink and will broadcast an audible alert to confirm the authenticity when placed on products, labels and packaging containing our VerifyInkTM. The VerifyChecker™ is designed for use by customers who desire instant authentication on items. It is perfect for field investigators, CBP officials, or as validation in practice such as scanning event tickets at an entry gate. The device functionality was upgraded in September 2021 adding wireless connectivity to a mobile phone enabling authentication attempts to be recorded in the cloud with geo-location, inspector’s names, and time and date stamp. To date, we have derived limited recurring revenues from VerifyMe Authenticate two global brand owners.

VerifyMe Track & Trace™ supply chain serialization, track and trace technology utilizes overt dynamic codes (QR codes or other barcode symbology), such as our VerifyCode™, which is tied to our cloud-based authentication and track and trace system. This technology provides brand owners business intelligence on counterfeiting and diversion through the use of distribution channel scans through the supply chain coupled with consumer scan data all tied to a back end system that allows brands to customize rules and parameters and sophisticated alert systems allowing brands to be proactive, rather than reactive, in thwarting illicit activity. Invisible codes can be added using VerifyInkTM to increase brand protection security and provide inspectors a means to authenticate counterfeit or diverted product if the visible codes have been defaced or removed. Using information from a smartphone screen, our VerifyCodeTM technology, can provide authentication and data submission information. A customer or end-user can scan codes printed on labels and packaging and send it to the cloud where our software can verify authenticity of the product, as well as track and trace the product from production through delivery. To date, we have derived limited revenues from the use of this technology in the personal protective equipment industry and in the cannabis industry. While we consider revenues limited to date, we expect recurring orders from our current customer base as well as an expansion into other industries.

VerifyMe® Online™ includes, through our collaboration with a strategic partner, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms, and social media sites offering or promoting counterfeit products. To date, we have not derived revenue from this technology.

We believe that our brand protection security technologies, coupled with our contract with HP Indigo, can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products and alleviate the brand owner’s liability from counterfeit products that physically harm consumers. Our covert technologies give brand owners the ability to control, monitor and protect their products life cycle. In cases where the brand owner may be subject to liability brought forth by counterfeit products, our tools allow the brand owner to prove whether the product causing an issue is authentic or counterfeit. Combined with our customer engagement product lines, we offer a unique and comprehensive brand protection and promotion solution that can be tailored to any brand’s specifications.

At present, our strategic partner, HP Indigo has the ability, with their Indigo 6000 series, to print our technology on a variable basis. HP Indigo has produced flexible packaging pouch samples, shrink sleeves samples, and tax stamp samples with our covert VerifyInkTM. In May 2019, we entered into a strategic partnership with INX, the third largest producer of inks in North America allowing us to successfully print our covert VerifyInk™  on garments, metal and plastic objects, and INX is now co-marketing the new security ink to its global clients. We are continuing to work with our partners and INX international to develop inkjet ink for various print head, drop on demand and continuous inkjet, that can be used independently or mounted to printing presses and finishing equipment. We have successfully developed VerifyInk™  for drop on demand inkjet printing and are carrying on with the development of a continuous inkjet solution. The specially formulated inks will enable these printing presses to print our VerifyInkTM invisible ink technology, which includes our variable VerifyCode™ serialization, track and trace technology. We believe VerifyInkTM is particularly well-suited to closed and controlled environments that want to verify transactions within a specific area, as well as labels, packaging, textiles, plastics and metal products that need authentication.

To optimize our security for our customers, we are seeking to migrate our brand protection platform from a current centralized cloud-based data architecture to a blockchain (fractured data) architecture. We are exploring opportunities to gain the skillsets needed either through mergers and acquisitions or through strategic partnerships with blockchain specialists that will help us create this product.

COVID-19

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for the first nine months of 2021. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the continued duration and spread of the outbreak, the effectiveness of vaccines against new variants, the availability of vaccines and vaccination rates, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the SEC in this Report for additional information regarding certain risks associated with the pandemic.

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

After an approximately one-year COVD-19 related hiatus we have recently begun attending sales conferences and other in-person sales initiatives. Although we have been attending in-person sales events, such events are not at full capacity due to the ongoing pandemic. Since we have recently begun face to face sales presentations and trade shows we are experiencing a small increase in travel related costs versus the previous 12 months. We expect these travel related costs to grow which should be offset by increased sales activity. VerifyMe has continued to be aggressive in regards to sales and marketing efforts as we have completed a new website which is generating new leads and we have expanded our sales force. We also have started our first social media advertising campaign. New leads are being generated due to these actions. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the continued COVID-19 pandemic, our customers may still require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

SPAC Investment

On July 6, 2021, we acted as the co-sponsor for the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or SPAC, through a contribution into G3 VRM Holdings LLC, or the Sponsor Entity. The Sponsor Entity holds founder shares equal to approximately 20% of the shares underlying the Units issued in the SPAC IPO (less 210,000 founder shares transferred to the officers and certain directors of the SPAC), plus 516,280 shares underlying Private Placement units purchase by the Sponsor Entity in connection with the SPAC’s IPO. The closing of the IPO of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment, generated gross proceeds of $106,260 thousand. As co-sponsor, we indirectly, through the Sponsor Entity, beneficially own approximately 9.42% of the outstanding shares of G3 VRM Acquisition Corp. upon consummation of the IPO; which are subject to forfeiture upon certain conditions and restrictions on transfer.

If the SPAC is unable to complete its initial business combination within 12 months from the closing of the IPO (or 15 or 18 months from the closing of the IPO, should we and the co-sponsor extend the period of time to consummate a business combination by depositing additional funds into the trust account as described in more detail in IPO prospectus), our founder shares and private placement securities will be worthless. Even if the SPAC is able to complete a business combination within the allotted time, if the combined company is unable to maintain adequate results from operations, then our investment in the SPAC could lose value and may ultimately become worthless. There can be no assurance that the SPAC will complete a business combination within the allotted time or that any such business combination will be successful.

As of September 30, 2021, we have accounted for the Sponsor Entity as an equity investment and have elected the fair value option resulting in a fair value gain of $8,214 thousand included in Other Income (Expense), Net in the accompanying Statement of Operations.

We believe our sponsorship of the SPAC will allow us to pursue an equity interest in larger companies and add value without diluting the equity interests of our shareholders.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended September 30, 2021 and 2020.

Revenue

Revenue for the three months ended September 30, 2021 was $300 thousand, a 197% increase as compared to $101 thousand for the three months ended September 30, 2020. The increase in revenue primarily related to increased use of our security printing, authentication serialization technology from recurring customers and an order with a new cannabis customer using our unique smart phone readable codes, allowing customers to authenticate their product and engage with the brand in a new and innovative way.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $186 thousand, compared to $82 thousand for the three months ended September 30, 2020. The resulting gross margin was 62% for the three months ended September 30, 2021, compared to 81% for the three months ended September 30, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology and customer engagement products. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $86 thousand to $636 thousand for the three months ended September 30, 2021 from $550 thousand for the three months ended September 30, 2020.  The increase primarily related to increases in non-cash stock-based compensation of $137 thousand, offset by a net decrease in public company related expenses and consulting fees.

Legal and Accounting

Legal and accounting fees decreased by $24 thousand to $74 thousand for the three months ended September 30, 2021 from $98 thousand for the three months ended September 30, 2020. The decrease relates primarily to savings in legal fees during the period.

Corporate Payroll Expenses

Corporate payroll expenses were $194 thousand for the three months ended September 30, 2021, an increase of $77 thousand from $117 thousand, for the three months ended September 30, 2020. The increase related primarily to increases in salaries and number of employees of $60 thousand and increases in stock based compensation expense of $17 thousand.

Research and Development

Research and development expenses were $8 thousand and $7 thousand for the three months ended September 30, 2021 and 2020, respectively.

Sales and Marketing

Sales and marketing expenses were $299 thousand and $293 thousand for the three months ended September 30, 2021 and 2020, respectively.

Operating Loss

Operating loss for the three months ended September 30, 2021 was $1,025 thousand, an increase in loss of $42 thousand compared to $983 thousand for the three months ended September 30, 2020. The increase in loss primarily related to a net increase of stock-based compensation of $60 thousand and a $60 thousand increase in payroll expenses due to increase in the number of employees and higher salaries; partially offset by the increase of $104 thousand in gross profit.

Net Income

Our net income increased by $8,172 thousand to $7,189 thousand for the three months ended September 30, 2021 from a net loss of $983 thousand for the three months ended September 30, 2020. The increase was primarily due to the fair value gain of $8,214 thousand on our equity investment in the SPAC. The resulting gain per share for the three months ended September 30, 2021 was $0.95 per diluted share, compared to $0.18 loss per diluted share for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following discussion analyzes our results of operations for the nine months ended September 30, 2021 and 2020.

Revenue

We generated revenue of $612 thousand for the nine months ended September 30, 2021, an 128% increase compared to $268 thousand for the nine months ended September 30, 2020. The revenue primarily related to security printing with our authentication serialization technology for two large global brand owners as well as a new application of our technology, in the personal protective equipment space and a new order with a cannabis company using our unique smart phone readable codes which allow it to connect directly with its customer base.

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $429 thousand, compared to $219 thousand for the nine months ended September 30, 2020. The resulting gross margin was 70% for the nine months ended September 30, 2021, compared to 81% for the nine months ended September 30, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology and customer engagement products. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $800 thousand to $2,320 thousand for the nine months ended September 30, 2021 from $1,520 thousand for the nine months ended September 30, 2020. The increase primarily related to increases in non-cash stock-based compensation of $451 thousand, increased cost associated with being a Nasdaq listed company of approximately $113 thousand, and an increase of costs associated with exploratory costs related to our search of strategic partnerships, mergers and acquisitions of $165 thousand.

Legal and Accounting

Legal and accounting fees increased by $53 thousand to $288 thousand for the nine months ended September 30, 2021 from $235 thousand for the nine months ended September 30, 2020. The increase relates primarily to the expansion of our accounting department, partially offset by savings in legal fees.

Corporate Payroll Expenses

Corporate payroll expenses were $621 thousand for the nine months ended September 30, 2021, an increase of $185 thousand from $436 thousand for the nine months ended September 30, 2020.  The increase related to an increase in the executive compensation and an increase in the number of our employees.

Research and Development

Research and development expenses were $25 thousand and $7 thousand for the nine months ended September 30, 2021 and 2020, respectively. The increase is due to continued development costs associated with commercialized product lines.

Sales and Marketing

Sales and marketing expenses were $843 thousand and $415 thousand for the nine months ended September 30, 2021 and 2020, respectively. The increase primarily related to an expansion of our sales team and marketing outreach in 2021. We expanded our sales team to address growing domestic and international opportunities.

Operating Loss

Operating loss for the nine months ended September 30, 2021 was $3,668 thousand an increase in loss of $1,274 thousand compared to $2,394 thousand for the nine months ended September 30, 2020. The increase in loss primarily related to an increase in non-cash stock-based compensation of approximately $380 thousand, an increase in employee headcount, increase in executive salaries, an increase relating to our sales and marketing outreach to meet our growing number of opportunities, and increased costs associated with being a Nasdaq listed company.

Net Income

Our net income for the nine months ended September 30, 2021 was $4,616 thousand an increase of $9,344 thousand compared to $4,728 thousand net loss for the nine months ended September 30, 2020. The increase was primarily due to the fair value gain of $8,214 thousand on our equity investment in the SPAC. The resulting net income per share for the nine months ended September 30, 2021 was $0.63 per diluted share, compared to $1.38 loss per diluted share for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our operations used $2,368 thousand of cash during the nine months ended September 30, 2021 compared to $1,294 thousand during the comparable period in 2020, relating primarily to an increase in employee headcount, an expansion of our sales team and marketing outreach efforts and an increase in expenses related to operating as a Nasdaq listed company.

Cash used in investing activities was $2,790 thousand during the nine months ended September 30, 2021 compared to $75 thousand during the nine months ended September 30, 2020. The increase relates primarily to our investment in the SPAC of $2,593 thousand.

Cash provided by financing activities during the nine months ended September 30, 2021, was $7,849 thousand compared to $10,092 thousand during the nine months ended September 30, 2020.  On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.3 million and net proceeds of $8.4 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand. We believe that our cash and cash equivalents, together with the net proceeds from this offering, will fund our operations through 2025.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock until August 16, 2021. On August 12, 2021, this program was extended to expire on August 16, 2022. All other terms and conditions remained the same. To date, 137,352 shares have been purchased for a total of $464 thousand.

While we expect revenues to increase, we expect continued negative cash flows as we incur increased costs associated with expanding our business. We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources, future revenue, and through the issuance of debt or equity.

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

Variable Interest Entities

We determined that we have a variable interest in a VIE through our indirect ownership of the SPAC. As such, we used judgment to determine whether we are the primary beneficiary of the VIE and would need to consolidate as a result. To make this determination, we evaluated our power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. We concluded that we are not the primary beneficiary, and as such account for it as an equity investment. The facts and circumstances surrounding our determination of whether the SPAC is a VIE and the entity that is the primary beneficiary are analyzed on an ongoing basis based on the current facts and circumstances surrounding the entity, including at every reporting period.

Equity Method Investment

We have accounted for our beneficial ownership in the SPAC as an equity investment as we have determined that we exert a significant influence in the entity’s operations and accounting policies. Furthermore, we have elected the fair value option under applicable US GAAP as we believe the fair value best reflects the economic performance of the equity investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended September 30, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have an inherit material weakness in controls due to a lack of segregation of duties, resulting from limited staffing in our accounting department. As of September 30, 2021, we have hired a Vice President of Finance and a Corporate Financial Controller in an effort to address this inherit weakness and as part of our remediation efforts.

(b) Changes in internal control over financial reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we have hired a Vice President of Finance. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2021, we acted as the sponsor for the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or SPAC, through a contribution into the SPAC’s sponsor, G3 VRM Holdings LLC, or the Sponsor Entity. The Sponsor Entity holds founder shares equal to 20% of the shares underlying the Units issued in the SPAC IPO (less 210,000 founder shares issued to the officers and certain directors of the SPAC), plus 516,280 shares underlying private placement units purchase by the Sponsor Entity in connection with the SPAC’s IPO. Our investment in the SPAC through the Sponsor Entity equaled approximately $2,593 thousand, and our ownership in the Sponsor Entity is 44.4%. The Sponsor Entity and all holders of founder shares and private placement securities have agreed to waive any right to distributions under the trust established for the benefit of the SPAC’s public shareholders. Accordingly, if the SPAC is unable to complete its initial business combination within 12 months from the closing of the IPO (or 15 or 18 months from the closing of the IPO, if we and the co-sponsor extend the period of time to consummate a business combination by depositing additional funds into the trust account as described in more detail in IPO prospectus), the SPAC will redeem 100% of the public shares for cash, the rights will expire worthless, and the founder shares and the private placement securities will be worthless. Even if the SPAC is able to complete a business combination within the allotted time, if the combined company is unable to maintain adequate results from operations, then our investment in the SPAC could lose value and may ultimately become worthless. There can be no assurance that the SPAC will complete a business combination within the allotted time or that any such business combination will be successful.

As a company with significant revenues deriving from clients in the cannabis industry, we face many unique and evolving risks.

We currently derive material revenues from clients in the cannabis industry from use of our track and trace and customer engagement technologies. As such, any risks related to the cannabis industry may adversely impact our clients, and potential clients, which may in turn, impact the demand for our products and services. Specific risks impacting the cannabis industry include, but are not limited, to the following:

United States federal law prohibits Marijuana

Under the Controlled Substances Act (“CSA”), marijuana is a Schedule-I controlled substance making it illegal under federal law to grow, cultivate, distribute, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Although the use of marijuana is legal in certain states under state law, since federal law supersedes state law, strict enforcement of federal law would likely result in adverse effects on our clients’ operations, which would in turn, adversely impact our revenues.

Banking regulations could limit access to banking services and expose us to risk

Funds received from our clients in the cannabis industry, operating legally under state law, may subject us to a variety of federal laws and regulations involving money laundering, financial record keeping and proceeds of crime, since the funds are considered illegal under the CSA and as such banks and other financial institutions providing services to us risk violation of anti money laundering statutes and other applicable statutes. Furthermore, banks often refuse to provide banking services to businesses involved in the cannabis industry due to the federal and state laws and regulations governing financial institutions. The difficulty and potential inability to open bank accounts that our clients in the cannabis industry deal with, makes it difficult to conduct business and as such could affect our ability to collect revenues earned. Furthermore, our clients in this industry are more susceptible to theft, and potentially lack the ability to insure themselves against theft. We may experience similar difficulties in obtaining banking and financial services because of the activities of our clients in the cannabis industry.

The legality of cannabis could be reversed in one or more states

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws that permit the operation of both medical and retail marijuana businesses. These actions might force businesses, including those that are our clients, to cease operations in one or more states entirely. Additionally, these actions could negatively impact us and lead to a decrease of our revenue through the loss of current and potential customers.

Recent and changing interpretations of the law regarding medical and recreational use of marijuana

State laws and regulations surrounding medical and recreational use of marijuana are fairly recent and constantly changing resulting in a potential challenge to maintain compliance. As such, violations of these laws, or allegations of such violations, could be disruptive to our clients’ business and in return cause a disruption in our operations. Future modifications of state and local laws surrounding marijuana, may limit operations of our clients’ business in this industry, which could negatively impact our revenues.

Dependence on client licensing

Our clients in the cannabis industry must obtain various licenses from various local and state licensing agencies. As such, there is a risk that our existing clients will not be able to retain their licenses going forward, should they violate applicable rules and regulations, or should renewal become more stringent. If our customers are not able to maintain or renew their licenses, this would adversely impact our operations.

Insurance Risk

Insurance companies may limit policies to only cover claims legal under federal law. As such our clients in the cannabis industry may not be properly insured. Any claims against our clients may have a negative impact on our ability to collect revenues from our clients in the cannabis sector.

Global supply-chain delays and shortages may adversely impact our customers or potential customers

Global supply-chain delays and shortages, which are out of our control, are currently affecting a wide variety of businesses globally including one of our customers. Supply-chain delays shortages may affect our customers or potential customers which would adversely affect our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2021, the Company issued 2,174 shares of restricted common stock in relation to investor relation services.

In September 2021, the Company issued 1,087 shares of restricted common stock in relation to investor relation services.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020 pursuant to Rule 424(b)(4). As of September 30, 2021 this offering has terminated.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2) (In thousands)
07/01/2021-07/31/2021	-	-	-	-
08/01/2021-08/31/2021	18,869	$3.45	18,869	$1,208
09/01/2021-09/30/2021	50,967	$3.36	50,967	$1,036
Total	69,836	$3.38	69,836	$1,036

(1)	Purchases made pursuant to the Company’s share repurchase program announced on November 17, 2020, pursuant to which the Company is authorized to purchase up to $1.5 million worth of shares of its common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

(2)	Excludes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock awards which vested in the third quarter of 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information included under the heading Share Repurchase Plan of Part II–Item 2–Unregistered Sales of Equity Securities and Use of Proceeds of this form 10-Q, is incorporated by reference herein.

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

VERIFYME, INC.

Date: November 10, 2021	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

