Form 10-K
period 2021-12-31
VerifyMe, Inc.
filed 2022-03-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $28,562,382 as of June 30, 2021. Shares of common stock held by executive officers and directors of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. As of June 30, 2021, there were no persons known to the registrant to own 5% or more of the outstanding common stock, and therefore no other persons have been deemed affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 7,260,985 shares of common stock outstanding as of the close of business on March 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of VerifyMe, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2022 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Our actual results and financial condition may differ materially from those express or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”).  We caution that these risk factors may not be exhaustive.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” “us” or “our”) is a technology solutions provider specializing in products to connect brands with consumers. VerifyMe technologies give brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We are a Nevada corporation formed in 1999. We began to commercialize our covert luminescent pigment VerifyInkTM in 2018. Prior to 2021 we completed the initial development stage of our other current technologies and in 2021 we began to commercialize as a Brand Protection Solutions provider.

Our brand protection technologies include consumer engagement capabilities, the custom printing of tamper proof secure labels, and utilization of invisible and visible images, printed with our proprietary special composition inks comprised of a rare earth mineral. These inks are compatible and printed with modern digital and standard printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner-based laser printers. The inks can be used to print both static labels on standard printing systems and variable labels utilizing digital printing systems that include variable images, serialized codes, dynamic bar codes and dynamic QR codes that allow brand owners to engage directly with customers. We have developed and patented a dual-code technology that we believe can connect digital Non-Fungible Tokens (“NFTs”) to physical products. We have developed and patented a device that attaches to a smartphone that brand inspectors or law enforcement can use to read our invisible ink codes into our cloud-based track and trace software that contains our patented verification technology along with algorithms that analyze the label, package or product’s authenticity and diversion activity. We also have a device that informs users that our proprietary invisible ink is present, which can be used for authentication without the need for internet connectivity.

Business Update

Recent Developments

To increase our global presence, we signed two new agreements to market and sell our products. On December 5, 2021, we signed a reseller agreement with Kimoha Entrepreneurs in the United Arab Emirates and on December 21, 2021, we signed a new Sales Consultant agreement with The AAB in South Africa.

In September 2021, we received an initial order for 4 million brand protection labels from a new nutraceutical client. This was one of our largest sales to date after implementing a new sales and marketing plan in 2021.

On July 6, 2021, we co-sponsored the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or “SPAC,” through a contribution into G3 VRM Holdings LLC, or the “Sponsor Entity.” The closing of the IPO of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment, generated gross proceeds of $106,260,000. G3 VRM commenced trading on NASDAQ under the symbol “GGGVU” and is targeting businesses with enterprise values of approximately $250 million to $500 million within the technology and business services industry. VerifyMe, indirectly through the Sponsor Entity beneficially owns approximately 9.42% of the common stock of the SPAC.

On June 4, 2021, VerifyMe was added to the Russell Microcap Index. Russell indexes are widely used by investment managers and institutional investors and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell’s US indexes.

In April 2021, VerifyMe launched a rebranding and messaging campaign to more fully market all of our products and services to include a new website and marketing materials. RainbowSecureTM was renamed to VerifyInkTM and when coupled with VerifyMe Authenticate™ and VerifyMe Track & Trace™ product lines, we believe it provides the only covert serialization and authentication solution on HP Indigo (a division of HP, Inc.) variable digital printing systems. Our patented smartphone authenticator device, VerifyAuthenticatorTM is capable of fluorescing, decoding, and verifying invisible VerifyInkTM printed overt and covert codes in the field. This product allows investigators to authenticate product quickly and efficiently throughout the distribution chain, including warehouses, ports of entry, retail locations, and product purchased over the internet. This technology is coupled with a secure cloud-based track and trace software engine which allows brands and investigators to monitor the complete supply chain from product origination to the end user utilizing geolocation mapping and intelligent programable alerts. Brand owners access the VerifyMe Authenticate™ and VerifyMe Track & Trace™ software through a cloud-based web portal over the Internet. Brand owners can then set rules of engagement, gather rich business intelligence, establish marketing programs for customer engagement and control, monitor and protect their products’ “life cycle.”

In March 2021, we signed a sales agency agreement with an HP Indigo’s authorized channel partner in China. This partner is the only distributor authorized to sell and support HP Indigo products in China, and now has an exclusive agreement to sell our technology solutions for HP Indigo products in China. We also granted them a non-exclusive right to sell our other products in China.

In February 2021, we received a purchase order for 2 million pre-printed anti-counterfeiting labels. The labels were utilized for track and trace and brand protection for 2 million boxes of surgical gloves, a personal protective equipment (“PPE”) necessity in fighting the ongoing Covid-19 pandemic. This purchase order for complete pre-printed tamper-evident labels with VerifyMe™ brand protection and consumer engagement solution was under our strategic partnership with Renavotio (OTC: RIII). This is a custom-designed tamper proof label containing multiple layered technologies embedded and printed by VerifyMe.

In February 2021, we entered into a strategic partnership with INX International Ink Company (“INX”). INX will supply us with conventional and ink jet inks that incorporate our VerifyInkTM marking technology for resale to our customers. The inks are developed and ready for market for metal container decorating, dry offset printing, gravure shrink sleeves, and flexographic fabric printing. The inks developed, and expected to be developed, under the supply agreement are applicable to a broad range of uses, including aluminum beverage cans and bottles, labels and packaging for the cannabis industry, personal protective equipment, aerospace parts, motor vehicle parts, weapons and ammunition, silicon chips and medical equipment.

In February 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.2 million and net proceeds of $8.5 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option.

COVID-19 Pandemic

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for the year ended December 31, 2021. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the continued duration and spread of the outbreak, the effectiveness of vaccines against new variants, the availability of vaccines and vaccination rates, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in this Report for additional information regarding certain risks associated with the pandemic.

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

After an approximate one-year COVD-19 related hiatus we begun attending sales conferences and other in-person sales initiatives in September 2021. Although we have been attending in-person sales events, such events are not at full capacity due to the ongoing pandemic. Since we have recently begun face to face sales presentations and trade shows we are experiencing a small increase in travel related costs versus the 12 months preceding September 2021. We expect these travel related costs to grow. VerifyMe has continued to be aggressive in regard to sales and marketing efforts as we have completed a new website which is generating new leads and we have expanded our sales force. We have also started our first social media advertising campaign. New leads are being generated due to these actions. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the continued COVID-19 pandemic, our customers may still require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

Our Solutions

VerifyMe has a custom suite of products, that offer clients the brand protection security, anti-counterfeiting, protection from product diversion, consumer engagement and a robust serialization, track and trace system. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement
•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Online™ for on-line (web) brand monitoring

VerifyMe Engage™ services provide the ability for the brand owner to gather business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply use their smart phone camera to scan our visible unique codes and/or RFID/NFC chips included on products, labels and packages. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on multiple factors. This allows brands to understand where their products are being scanned, whether they are legitimate, and form an immediate bridge for communication with the consumer. After a product is authenticated, the brand owner can then engage with the consumer by, for example offering a gift or future discounts, providing marketing materials, videos, product information and specifications, contest entries or cross selling other products through the consumer engagement software. This service allows to the brand owner to gather real-time actionable information on their customer base. To date, we have derived limited revenue from VerifyMe Engage customers in the cannabis industry.

VerifyMe Authenticate™ services provide an assortment of tools through our patented products allowing brand owners to instantly authenticate a product, label or package as genuine and or determine if a product has been fraudulently diverted and where such diversion occurred in the supply chain. Brand owners can use our cloud-based web portal to easily order many types of serialization codes for their products, labels and packages. Once the codes are applied to their products, brand owners can then monitor, control and protect their products during the product’s complete life cycle through the supply chain. Our customers use our patented invisible ink, VerifyInkTM which is combined with a proprietary reader to easily identify counterfeit products. Product investigators may then use our patented VerifyAuthenticatorTM technology, a device used with a smartphone and the VerifyMe app, to authenticate and decode VerifyInkTM codes. The user attaches this device to their smartphone, which reveals the hidden VerifyInkTM images that are then sent to our web portal in the cloud for authentication and data submission. We also have another device that does not require use the of a smartphone, our VerifyChecker™ which is a handheld device that is tuned to authenticate the unique frequency of our VerifyInkTM invisible ink. The VerifyChecker™ is designed for use by customers who desire instant authentication on items without the need for an internet connection. It is perfect for field investigators, CBP officials, or as validation in practice such as scanning event tickets at an entry gate. The device functionality was upgraded in September 2021 by adding wireless connectivity to a mobile phone enabling authentication attempts to be recorded in the cloud with geo-location, inspector’s names, and time and date stamp. To date, we have derived limited recurring revenues from two global brand owners who use VerifyMe Authenticate.

VerifyMe Track & Trace™ supply chain serialization, track and trace technology utilize overt dynamic codes (QR codes or other barcode symbology), such as our VerifyCode™, which is tied to our cloud-based authentication and track and trace system. This technology provides brand owners business intelligence on counterfeiting and diversion using distribution channel scans throughout the supply chain coupled with consumer scan data. All this data is consolidated on a system that allows brands to customize rules and parameters and establish sophisticated alert systems allowing brands to be proactive, rather than reactive, in thwarting illicit activity. Invisible codes can be added using VerifyInkTM to increase brand protection security and provide inspectors a means to authenticate counterfeit or diverted product if the visible codes have been defaced or removed. Using information from a smartphone, our VerifyCodeTM technology, can provide authentication and data submission information. A customer or end-user can scan codes printed on labels and packaging and send it to the cloud where our software can verify authenticity of the product, as well as track and trace the product from production through delivery. To date, we have derived limited revenues from the use of this technology in the personal protective equipment industry and in the cannabis industry.

VerifyMe® Online™ includes, through our collaboration with a strategic partner, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms, and social media sites offering or promoting counterfeit products. To date, we have not derived revenue from this technology.

To optimize our security for our customers, we are seeking to add a blockchain architecture version to our brand protection platform which currently uses a centralized cloud-based data architecture. Our plan is to develop the ability to connect physical products to NFTs in the blockchain. VerifyMe has a patented dual-code technology that we believe will facilitate this process for clients requesting this service. We are exploring opportunities to gain the skillsets needed either through mergers and acquisitions or through strategic partnerships with blockchain specialists that will help us create this product.

Partnerships

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

In addition to packaging and labels, our brand protection security printing technologies can be applied to authenticate important credentials such as tax stamps, driver’s licenses, plastics, metal, apparel, election ballots, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. We can track and trace from production to ultimate consumption when coupled with our proprietary brand protection software.

The Opportunity

We believe our brand protection products have applications in many areas. Currently, we are aggressively marketing opportunities in the following:

•	Consumer Products – Counterfeit items are a significant and growing problem with all kinds of consumer-packaged goods, especially in the luxury retail and apparel industries. We believe our technologies are particularly suited for the cosmetics, health and beauty and apparel industries. We give the consumer the ability to test a products authenticity instantly with a smartphone. We can protect brand owners from liability litigation, product diversion and lost financial sales with our consumer facing visible codes and unique ink pigments which can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen.

•	Pharmaceuticals/nutraceuticals – We believe counterfeit prescription pharmaceuticals and nutraceuticals are a growing problem, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The United States enacted legislation requiring the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). Our consumer facing visible codes and unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. We are seeking to expand our business in this market and believe that as additional pharmaceutical companies seek to comply with the legislation, we believe our products will provide attractive alternatives to address the need for product identifiers.

•	Food and Beverage – Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. We believe our pigments and authentication tools can help in the battle against counterfeit foods and beverages. We are currently marketing our products in this market.

In addition, in each of these markets, our SaaS software allows brand owners and consumers to track the products and will alert the consumer or brand owner of counterfeit or product diversion with 24-7 monitoring. As each product has a unique code, this allows consumers and brand owners to authenticate the product in real time and link directly to the brand owner’s website for additional product information, discounts, and more.

Our Raw Material Suppliers

Our security pigments are manufactured from naturally occurring inorganic rare earth materials. The manufacturing process includes both chemical and mechanical elements. In many cases, we produce pigments that are unique to a customer or product line. This uniqueness can be achieved through a variety of techniques, including custom formulation or combination of our proprietary pigments and/or incorporation of other specialized taggants. There are many manufacturers of these types of specialized pigments, and we intend to maintain multiple simultaneous relationships to ensure ample sources of supply. Accordingly, we are not dependent on any principal suppliers.

Manufacturing and Distribution

We rely on third-party strategic partners to manufacture and distribute our VerifyInkTM products. We provide these strategic partners with pigment mixing instructions for the specific uses of each client based on their existing equipment and processes. We maintain policies and procedures to monitor, track and log access to and disposition of all pigment. Our customers are also required to agree to and implement these policies and procedures. In relation to our other products, such our hand held VerifyChecker™ and VerifyAuthenticatorTM Smartphone Authenticator devices, as well as our VerifyLabel™ tamper-proof labels, we provide instructions for the design of these products and rely on our strategic partners for manufacturing and distribution.

Our Intellectual Property

Intellectual property is important to our business. Our current patent and trademark portfolios consist of eleven granted US patents and one granted European patent validated in four countries, seven pending US and foreign patent applications, six registered US trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and nineteen pending US and foreign trademark applications.

We have attempted to achieve sufficient flexibility in our products and technologies to provide cost-effective solutions. We intend to generate revenues through our custom suite of products, providing consumer engagement, authentication, track and trace and web brand monitoring. We are developing the ability to link digital NFTs to physical products using our patented dual-code technology, as part of our authentication solutions.

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our registered patents expire between the years 2022 and 2039. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

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

Research and Development

Prior to 2019, we had been involved primarily in research and development since our inception. Through 2012, our research and development focused on pigment technologies. From 2012 through 2018, we allocated research and development efforts between digital and pigment technologies. Since 2019 our primary focus has shifted from research and development to commercialization of our products. Current research and development efforts are focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $51 thousand and $19 thousand during the years ended December 31, 2021, and 2020, respectively, on research and development.

We are now researching the development of a complimentary blockchain version of our brand protection cloud-based platform into a de-centralized blockchain smart contract network such as Etherum, Cardano, VeChain, Solana, Polygon or other De-Fi blockchains to increase security and allow for the linking of digital NFTs to physical products. We are in early stages of scoping this Blockchain-as-a-Service ("BaaS") platform system that we would upgrade with our patented digital features. Our goal for the new platform will be to provide a comprehensive blockchain platform offering product lifecycle management, supply chain process control, data mining, consumer engagement, product certification, and process certification. We envision that this new blockchain network could be utilized by any sized business, to further enhance brand protection and value as well as to possibly enable us to expand into new business models.

Traditional QR codes are an open-source technology and are being used in various financial scams and the loading of viruses into devices who scan the codes. VerifyMe is researching the development of a proprietary code that runs in a closed secure cloud-based environment that scammers and virus threats cannot compromise or penetrate. These proprietary codes are intended to replace QR codes for clients seeking additional security for their products.

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

1.	VerifyLabel™ tamper proof labels. This new pre-printed product is sold to large and small brand owners who want to provide their customers with the ability to instantly authenticate their product upon receipt using their customers own smartphone camera. The brand owner works with us to design the label and its security features, and we manufacture the labels, through our strategic partnerships, and sell them to the brand owner to affix to their products for their customer to authenticate. As a side benefit the brand owner has the ability to engage with its customer and gather business intelligence about them.

2.	VerifyMe Online™ is another new e-commerce product line that VerifyMe markets to brand owners. This product is a search tool that brand owners subscribe to which reports back to the brand owner any counterfeit websites and or counterfeit products that are found on the internet. VerifyMe provides reports to the brand owner and shuts down the counterfeiting sites and products by legal means.

We believe standard optical security features such as holograms and Yellow UV Ink are still heavily used but are easily compromised and as a result have lost their effectiveness. Brand owners have advised us that counterfeiters are able to replicate or circumvent holograms and UV Ink technologies. We therefore recommend that holograms and UV Inks should only be used as decoys for more effective technologies such as VerifyInk™

Our product line has a standard optical feature known as VerifyInkTM Security Ink Taggant. The differentiator between our standard ink taggant feature and existing products is that our VerifyInkTM feature can be printed on digital presses making each label, package, or product completely unique with its own digital signature. In addition, our invisible code can be read into the cloud with a smartphone. This solution is invisible to the human eye, and each code is unique and stored in the cloud for each product, thereby preventing a counterfeiter from matching the codes to products that contain our VerifyInkTM feature. Our software also provides intelligent monitoring capabilities. For example, if a counterfeit is suspected or a product is not in the correct location (i.e. product diversion) the brand owner is alerted by our software.

In conjunction with HP Indigo, we have modernized VerifyInkTM by creating unique signatures in the form of invisible codes that can be imbedded onto labels, packages and products that can be read with a smartphone into a supply chain management cloud-based software known as VerfiyMe™ brand authentication portal.

We market directly with HP Indigo to owners of the 6000 series and HP Indigo 7900 series digital presses as well as the label and packaging printing industry, including both traditional and digital printers and users to address their clients’ needs for our covert serialization. We expect those printers to market and resell our technologies to both current and future brand owner clients. HP Indigo has trained their international digital press salesforce in various security printing technologies including our VerifyInkTM and visible brand protection technologies. HP Indigo’s salespeople have generated multiple leads on our behalf. In 2017, we entered into a five-year contract with HP to supply HP Indigo digital press ink canisters containing our VerifyInkTM pigment for use by HP Indigo digital press owners who print our security feature on labels and packages for their brand owners. Additionally, we enter into reseller agreements with print service providers. Pursuant to one of these agreements, a global label manufacturer began printing our technology in July 2018 and has major brand owners as clients which can utilize our technologies to protect their product labels and packaging from counterfeiting and product diversion. This label printer owns and operates printers and manufacturing equipment which can implement our technology. This reseller also has manufacturing facilities around the globe.

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

In lieu of building, training, and supporting a world-wide internal sales force, we have engaged with multiple strategic partners who have existing government and brand owner relationships in their particular geographical locations. These strategic partnerships include both paid and commissioned sales only contract arrangements. These strategic partners are located in the Middle East, Europe, United Kingdom, India, South Africa, United Arab Emirates, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe. We have also established a network of commission only paid consultants within the United States. These consultants mainly focus on brand owners, and they are not constricted geographically. We have also entered into commissioned sales contract arrangements with the global sales staff of our vendors, HP Indigo and S-One.

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

We plan for our sales and marketing strategy to include an outreach program and sales programs that tailor the product to the governmental body or merchant, as well as key partnerships with authorities and merchants whose products or audiences can be complementary to our own. In particular, we intend to focus on building relationships with key partners who can deliver our products to their existing and prospective customers in target markets, i.e., commercial printers/packagers, plastic card manufacturers and financial services intermediaries. We entered into an agreement with OWS Capital to market, promote and sell our security authentication technology solutions to the UAE government and companies located in the Middle East. HP Indigo’s Experience Centers located in Tel Aviv, Israel, Singapore, Barcelona, Spain and Alpharetta, Georgia have all been trained and outfitted with samples, including our VerifyChecker™, and VerifyAuthenticatorTM Smartphone Authenticators, to demonstrate the technology to customers who visit the centers. Customers can perform tests and receive hands on experience with our technologies.

Due to the strong security background of our management team, we have undertaken a major overhaul of our website to position us as a “one stop shop” for brand protection technologies, and as an expert advisor to brand owners to consult with them on their brand protection issues. Our new website launched in mid-April 2021. In addition to the website, a new social media advertising program was launched to targeted customers.

In addition to the website and social media expansion, we have recently signed on new salespeople from a large competitor to enhance our sales team and believe we are now well positioned to grow our revenue.

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

In 2020, new blockchain as a service (“BAAS”) technology companies have surfaced. These are mainly early-stage development companies that have begun to enter the marketplace using de-centralized blockchain networks to authenticate and validate products as well as traditional supply chain management including serialization, track and trace and internet of things (“IoT”) connectivity using codes, near field communication and RFID chips. We believe that converting our brand protection cloud-based platform into a de-centralized blockchain network will allow us to compete in this space with the advantage of blending our physical technologies for an enhanced product offering.

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

Competition is building in the consumer engagement market as more companies enter the space but are using mainly NFC technology imbedded into apparel. In addition to this technology, we have the ability to print labels on more applications including fabrics and metals.

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

Major Customers/Vendors

During the year ended December 31, 2021, five customers accounted for 95% of total sales.  During the year ended December 31, 2020, two customers accounted for 92% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2021, and 2020, the Company purchased 100% of pigment from one vendor. Additionally, during the years ended December 31, 2021, and 2020, the Company purchased 100% of canisters from one vendor.

As of December 31, 2021, three customers accounted for 91% of total accounts receivable. As of December 31, 2020, two customers accounted for 96% of total accounts receivable.

Employees and External Sales Force

As of March 7, 2022, we had seven full-time employees, one part-time employee, and several paid consultants. Because of the nature of our business, our employees and consultants can, and do, conduct their work for us remotely.

In lieu of building, training and supporting a world-wide internal sales force, we have engaged with multiple strategic partners who have existing government and brand owner relationships in their particular geographical locations. These strategic partnerships include both paid and commissioned sales only contract arrangements. These strategic partners are located in the Middle East, Europe, United Kingdom, India, South Africa, United Arab Emirates, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe.

We have also established a network of over a dozen commission-paid sales consultants within the United States. These consultants mainly focus on brand owners, and they are not constricted geographically.

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

The COVID-19 pandemic has resulted in prohibitions of non-essential activities, disruption and shutdown of businesses, travel restrictions, and the cancellation and postponement of conferences and in-person meetings, which could negatively impact our sales and results of operations. After an approximately one-year COVID-19 related hiatus we begun attending sales conferences and other in-person sales, events in September of 2021. Such events are not at full capacity due to the ongoing pandemic, and we cannot predict if we will need to suspend these activities again. Our employees travel frequently to establish and maintain relationships with our customers and partners and attend sales-conferences. Currently, there are still many work and travel restrictions related to the ongoing pandemic, requiring some activities to be conducted remotely which might be less effective than in-person meetings. We do not yet know the extent of the negative impact on our ability to attract, serve, or retain customers. We continue to monitor the situation and as restrictions start easing and safety measures are heightened globally, we will continue to allow limited travel for key in-person business meetings. The overall travel strictions could negatively impact our marketing and business development efforts and create operational or other challenges, any of which could harm our business, financial condition and results of operations.

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

We have a small management team and if any of our employees or management suffer COVID-19 related illnesses, our business operations may be materially and adversely affected. The COVID-19 pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees because of our limited staffing. COVID-19 related illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

We currently derive significant revenues from clients in the cannabis industry from use of our track and trace and customer engagement technologies. As such, any risks related to the cannabis industry may adversely impact our clients, and potential clients, which may in turn, impact the demand for our products and services. Specific risks impacting the cannabis industry include, but are not limited, to the following:

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

We are an early commercialization stage company with a history of losses and we may never achieve or maintain profitability. As an early commercialization stage enterprise, we do not currently have sufficient revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur operating losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

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

If our technologies do not work as anticipated once we achieve meaningful sales, we will not be successful. Our business depends on our ability to market and sell our ink technology. Without material sales and acceptance from customers with respect to our technologies, we will not be successful. Further, we made a significant investment in our new authenticators, and if customers do not find them useful or decline to lease them, our business may suffer. We can provide no assurances that the market will accept our products or that we will achieve any meaningful sales.

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

Because our current and target customers are large companies, their internal policies and resistance to change may impair our ability to successfully commercialize our products. Our ability to become successful and generate positive cash flow will be dependent upon the extent of commercialization of products using our technology. Commercialization of new technology products often has a very long lead time. This problem is exacerbated when customers are large entities. Our current and target customers are large entities. These factors may adversely affect our ability to commercialize our technologies, or any products or services related to our technologies. Further, we cannot assure you that commercialization will result in profitability.

Our reliance on HP Indigo to qualify additional HP Indigo digital printing presses adversely affects our ability to sell our products and generate revenue. In 2017, we signed a five-year contract with HP Indigo, a division of HP Inc., to print our VerifyInkTM technology on packages and labels on their 6000 series digital presses. In 2020, VerifyInkTM technology was qualified on HP Indigo’s 6900 series printing presses. In addition, we successfully trialed production on their 7900 press series. Notwithstanding, HP Indigo has yet to qualify more HP Indigo digital printing presses that include our technology which hinders our ability to sell our products. We believe that without further qualified HP Indigo presses, our ability to sell to a large part of the label and packaging print manufacturing market is impeded, and as a result our business and revenues are adversely affected.

Severe price competition from similar ink technologies may hinder our ability to sell our products. Currently an ultraviolet ink is being sold and supported by HP, Inc. for their HP Indigo digital presses that competes with our product. This ink has been in the security ink industry for many years and is therefore a wide-spread uncontrolled security product that sells for an extremely low cost. The same ultraviolet ink has some similar properties as our VerifyInkTM ink technology, but the cost is so low it is being selected by some clients based on price which limits our ability to sell VerifyInkTM. Ultraviolet ink is also readily available in many forms and locations, including Amazon.com. This wide-spread availability of ink technologies that are similar to ours limits our ability to market and sell VerifyInkTM.

Our success depends on the efforts, abilities and continued service of Patrick White, our Chief Executive Officer, and if we are unable to continue to retain the services of Mr. White, we may not be able to continue our operations. Our success depends to a significant extent upon the continued service of Patrick White, our Chief Executive Officer.  On February 15, 2022, we entered into an employment agreement with Mr. White. Mr. White’s employment agreement does not have a defined term. The loss of Mr. White’s services and any negative market or industry perception arising from such loss could significantly harm our business, future prospects and the price of our common stock.

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

If we are unable to hire an experienced sales team, or our partners are not successful, we may not be able to generate material revenue. Presently our personnel consists of seven full-time employees, one part-time employee and several outside consultants. We have several outside partners and a licensed global label manufacturer (the “GLM”) who are working on sales of our products. Our agreement with the GLM allows it to market our technologies to current and new clients. Our strategic partner agreements are individualized. We have two cross-selling agreements that provide that the partners are able to sell and mark-up certain of our technologies and we can sell and mark-up certain of the strategic partners’ products. Another strategic partner is selling our products globally as well as providing marketing support, warehousing, shipping services, help desk services and billing for a fixed percentage of our sales. Our potential customers are large companies with long sales cycles.  Accordingly, we may be required to hire salespersons to bolster our current sales efforts.  If the efforts of our management team, the GLM, strategic partners, and any salespersons we hire are unsuccessful, we may be unable to generate material revenue and those outside sales channels may end their relationship with us, thus ending their sales and services and materially harming our financial condition and results of operations. None of our strategic partners have sold our products under the cross-selling arrangements, to date.

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

If we cannot manage our growth effectively, we may not become profitable. Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of seven full-time employees, one part-time employee and several consultants. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could harm our financial condition and ability to become profitable.

Because a small number of customers account for all of our revenue, the loss of any of these customers would have a material adverse impact on our operating results and cash flows. We derive our revenue from a limited number of customers and our revenue in 2021 grew to $867 thousand compared to $343 thousand in 2020 and $245 thousand 2019. Our principal revenue has been generated from five customers in 2021 compared to two customers in both 2020 and 2019. Certain of our agreements with customers have short terms or can be terminated on short notice. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these customers could have a material adverse effect on our operating results and cash flows. We must materially increase the number of our customers and be able to have our customers increase the number of products for which they use our service and if we cannot, it will adversely impact our financial condition and our business.

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

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2021, as the result of the material weaknesses in our internal control over financial reporting identified in Item 9A of this Report. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. While we have begun to implement a remediation plan to address this material weakness, including hiring a Senior VP of Finance and a Financial Controller in 2021, we have not yet been able to remediate the material weakness related to our internal control over financial reporting as of December 31, 2021.

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

If our or our third-party vendors’ computer systems are hacked, or we experience any other cybersecurity incident, we may face a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws and regulations. Furthermore, in the operation of our business we also use third-party vendors that are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services.

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

We rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.

VerifyMe Engage™, VerifyMe Authenticate™, VerifyMe Track & Trace™, and VerifyMe Online™ utilize cloud computing technology. It is hosted pursuant to agreements on technology platforms by third-party service providers. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause customers to terminate their agreements and adversely affect our ability to attract new customers. While we believe our strong partnerships reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable. Additionally, if our service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for these services, we may fail, in turn, to provide our services or to meet our obligations to our users, and our business, financial condition and operating results could be materially and adversely affected.

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

Risks Relating to our Common Stock

Upon exercise of our outstanding options or warrants, conversion of our Series B Convertible Preferred Stock and vesting of our restricted stock units, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders. We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants and shares of our Series B Convertible Preferred Stock. As of December 31, 2021, there were options, warrants, shares of Series B Convertible Stock outstanding, and restricted stock units convertible into 465,471, 3,779,243, 144,444 and 187,010 shares of common stock, respectively. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

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

Common Shareholders

As of March 7, 2022, we had approximately 1,435 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. There has been no material change in the expected use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020, pursuant to Rule 424(b)(4). As of December 31, 2020, this offering has terminated.

Share Repurchase Plan

The following table provides information about our share repurchase activity for the three months ended December 31, 2021

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
10/01/2021-10/31/2021	-	-	-	$1,036
11/01/2021-11/30/2021	20,000	$3.32	20,000	$970
12/01/2021-12/31/2021	59,593	$3.27	59,593	$775
Total	79,593	$3.28	79,593	$775

(1)	Purchases made pursuant to the Company’s share repurchase program announced on November 17, 2020, pursuant to which the Company is authorized to purchase up to $1.5 million worth of shares of its common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

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

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we” “us” or “our”) is a technology solutions provider specializing in products to connect brands with consumers. VerifyMe technologies give brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We are a Nevada corporation formed in 1999. We began to commercialize our covert luminescent pigment VerifyInkTM in 2018. Prior to 2021 we completed the initial development stage of our other current technologies and in 2021 we began to commercialize as a Brand Protection Solutions provider.

Our brand protection technologies include consumer engagement capabilities, the custom printing of tamper proof secure labels, and utilization of invisible and visible images printed with our proprietary special composition inks comprised of a rare earth mineral. These inks are compatible and printed with modern digital and standard printing systems such as digital, offset, flexographic, silkscreen, gravure, inkjet and toner-based laser printers. The inks can be used to print both static labels on standard printing systems and variable labels utilizing digital printing systems that include variable images, serialized codes, dynamic bar codes and dynamic QR codes that allow brand owners to engage directly with customers. We have developed and patented a dual-code technology that we believe can connect digital NFTs to physical products. We have developed and patented a device that attaches to a smartphone that brand inspectors or law enforcement can use to read our invisible ink codes into our cloud-based track and trace software that contains our patented verification technology along with algorithms that analyze the label, package or product’s authenticity and diversion activity. We also have a device that informs users that our proprietary invisible ink is present, which can be used for authentication without the need for internet connectivity.

VerifyMe has a custom suite of products that offer clients the brand protection security, anti-counterfeiting, protection from product diversion, consumer engagement and a robust serialization, track and trace system. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement
•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Online™ for on-line (web) brand monitoring

VerifyMe Engage™ services provide the ability for the brand owner to gather business intelligence and engage with the consumer using our authentication test as the initial contact with the consumer. For example, consumers can simply use their smart phone camera to scan our visible unique codes and/or RFID/NFC chips included on products, labels and packages. Once the consumer scans the code, an instant authenticity check is made using algorithms stored in the cloud to determine the products authenticity on multiple factors. This allows brands to understand where their products are being scanned, whether they are legitimate, and form an immediate bridge for communication with the consumer. After a product is authenticated, the brand owner can then engage with the consumer by, for example offering a gift or future discounts providing marketing materials, videos, product information and specifications, contest entries or cross selling other products through the consumer engagement software. This service allows to the brand owner to gather real-time actionable information on their customer base. To date, we have derived limited revenue from VerifyMe Engage customers in the cannabis industry.

VerifyMe Authenticate™ services provide an assortment of tools through our patented products allowing brand owners to instantly authenticate a product, label or package as genuine and or determine if a product has been fraudulently diverted and where such diversion occurred in the supply chain. Brand owners can use our cloud-based web portal to easily order many types of serialization codes for their products, labels and packages. Once the codes are applied to their products, brand owners can then monitor, control and protect their products during the product’s complete life cycle through the supply chain. Our customers use our patented invisible ink, VerifyInkTM which is combined with a proprietary reader to easily identify counterfeit products. Product investigators may then use our patented VerifyAuthenticatorTM technology, a device used with a smartphone and the VerifyMe app, to authenticate and decode VerifyInkTM codes. The user attaches this device to their smartphone, which reveals the hidden VerifyInkTM images that are then sent to our web portal in the cloud for authentication and data submission. We also have another device that does not require use the of a smartphone, our VerifyChecker™ which is a handheld device that is tuned to authenticate the unique frequency of our VerifyInkTM invisible ink. The VerifyChecker™ is designed for use by customers who desire instant authentication on items without the need for an internet connection. It is perfect for field investigators, CBP officials, or as validation in practice such as scanning event tickets at an entry gate. The device functionality was upgraded in September 2021 by adding wireless connectivity to a mobile phone enabling authentication attempts to be recorded in the cloud with geo-location, inspector’s names, and time and date stamp. To date, we have derived limited recurring revenues from two global brand owners who use VerifyMe Authenticate.

VerifyMe Track & Trace™ supply chain serialization, track and trace technology utilize overt dynamic codes (QR codes or other barcode symbology), such as our VerifyCode™, which are tied to our cloud-based authentication and track and trace system. This technology provides brand owners business intelligence on counterfeiting and diversion using distribution channel scans throughout the supply chain coupled with consumer scan data. All this data is consolidated on a system that allows brands to customize rules and parameters and establish sophisticated alert systems allowing brands to be proactive, rather than reactive, in thwarting illicit activity. Invisible codes can be added using VerifyInkTM to increase brand protection security and provide inspectors a means to authenticate counterfeit or diverted product if the visible codes have been defaced or removed. Using information from a smartphone, our VerifyCodeTM technology, can provide authentication and data submission information. A customer or end-user can scan codes printed on labels and packaging and send it to the cloud where our software can verify authenticity of the product, as well as track and trace the product from production through delivery. To date, we have derived limited revenues from the use of this technology in the personal protective equipment industry and in the cannabis industry.

VerifyMe® Online™ includes, through our collaboration with a strategic partner, a brand clearance and protection leader, technologies and services that better enable customers to effectively tackle counterfeit websites, domains and e-commerce platforms, and social media sites offering or promoting counterfeit products. To date, we have not derived revenue from this technology.

To optimize our security for our customers, we are seeking to add a blockchain architecture version to our brand protection platform which currently uses a centralized cloud-based data architecture. Our plan is to develop the ability to connect physical products to NFTs in the blockchain. VerifyMe has a patented dual-code technology that we believe will facilitate this process for clients requesting this service. We are exploring opportunities to gain the skillsets needed either through mergers and acquisitions or through strategic partnerships with blockchain specialists that will help us create this product.

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

In addition to packaging and labels, our brand protection security printing technologies can be applied to authenticate important credentials such as tax stamps, driver’s licenses, plastics, metal, apparel, election ballots, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. We can track and trace from production to ultimate consumption when coupled with our proprietary brand protection software.

COVID-19

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which negatively impacted our results of operations for the year ended December 31, 2021. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the continued duration and spread of the outbreak, the effectiveness of vaccines against new variants, the availability of vaccines and vaccination rates, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in this Report for additional information regarding certain risks associated with the pandemic.

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

After an approximate one-year COVD-19 related hiatus we begun attending sales conferences and other in-person sales initiatives in September 2021. Although we have been attending in-person sales events, such events are not at full capacity due to the ongoing pandemic. Since we have recently begun face to face sales presentations and trade shows we are experiencing a small increase in travel related costs versus the 12 months preceding September 2021. We expect these travel related costs to grow which should be offset by increased sales activity. VerifyMe has continued to be aggressive in regard to sales and marketing efforts as we have completed a new website which is generating new leads and we have expanded our sales force. We have also started our first social media advertising campaign. New leads are being generated due to these actions. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers.

Further, we anticipate that as a result of the continued COVID-19 pandemic, our customers may still require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

SPAC Investment

On July 6, 2021, we co-sponsored the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or “SPAC,” through a contribution into G3 VRM Holdings LLC, or the “Sponsor Entity.” The closing of the IPO of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment, generated gross proceeds of $106,260,000. G3 VRM commenced trading on NASDAQ under the symbol “GGGVU” and is targeting businesses with enterprise values of approximately $250 million to $500 million within the technology and business services industry. VerifyMe, indirectly through the Sponsor Entity beneficially owns approximately 9.42% of the common stock of the SPAC.

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

As of December 31, 2021, we have accounted for the Sponsor Entity as an equity investment and have elected the fair value option resulting in a fair value gain of $8,371 thousand included in Other Income (Expense), Net in the accompanying Statement of Operations.

We believe our sponsorship of the SPAC will allow us to pursue an equity interest in larger companies and add value without diluting the equity interests of our shareholders.

Results of Operations

Comparison of the Years Ended December 31, 2021, and 2020

The following discussion analyzes our results of operations for the years ended December 31, 2021, and 2020. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

Revenue for the year ended December 31, 2021, was $867 thousand, a 153% increase compared to $343 thousand, for the year ended December 31, 2020. The increase in revenue primarily related to increased security printing with our authentication serialization technology for two large global brand owners, as well as a new application of our technology, in the personal protective equipment space and new orders with two cannabis companies using our unique smart phone readable codes which will allow them to connect directly with their customer base.

Gross Profit

Gross profit for the years ended December 31, 2021, and 2020, was $599 thousand and $281 thousand, respectively. The resulting gross margin was 69.1% for the year ended December 31, 2021, compared to 81.9% for the year ended December 31, 2020. The decrease in our gross profit margin relates to a shift in product mix, with an increase in the use of our secure track and trace serialization technology and customer engagement products. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses were $2,995 thousand for the year ended December 31, 2021, compared to $2,072 thousand for the year ended December 31, 2020, an increase of $923 thousand. The increase primarily related to increases in non-cash stock-based compensation of $550 thousand and an increase of costs associated with exploratory costs related to our search of strategic partnerships, mergers and acquisitions of $180 thousand.

Legal and Accounting

Legal and accounting fees decreased to $362 thousand for the year ended December 31, 2021, from $403 thousand for the year ended December 31, 2020. The decrease relates to savings in legal fees that were higher in 2020 related to our securities offerings.

Corporate Payroll Expenses

Payroll expenses increased to $859 thousand for the year ended December 31, 2021, from $704 thousand for the year ended December 31, 2020, an increase of $155 thousand. The increase related to an increase in the executive compensation and an increase in the number of our employees.

Research and Development

Research and development expenses increased by $32 thousand to $51 thousand for the year ended December 31, 2021, from $19 thousand for the year ended December 31, 2020. The increase is due to continued development costs associated with commercializing our product lines. We plan to increase research and development in future periods, particularly in the switch from a cloud-based centralized network to an Ethereum decentralized block-chain platform for our supply chain monitoring, and authentication platform. In 2021, we also developed the ability to read VerifyInkTM covert codes at a distance in ambient light on any product.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2021, were $1,163 thousand compared to $651 thousand for the year ended December 31, 2020, an increase of $512 thousand. The increase primarily related to an expansion of our sales team and marketing outreach in 2021. We expanded our sales team to address growing domestic and international opportunities resulting in increased compensation expense of approximately $350 thousand and $130 thousand for marketing programs.

Operating Loss

Operating loss for the year ended December 31, 2021, was $4,831 thousand, an increase of $1,263 thousand, compared to $3,568 thousand for the year ended December 31, 2020. The increase in loss primarily related to an increase in non-cash stock-based compensation of approximately $370 thousand, an increase in employee headcount, increase in executive salaries, an increase relating to our sales and marketing outreach to meet our growing number of opportunities, and increased costs associated with being a Nasdaq listed company.

Net Income (Loss)

Our net income for the year ended December 31, 2021, was $3,612, an increase of $9,514 thousand compared to $5,902 thousand net loss for the year ended December 31, 2020. The increase was primarily due to the fair value gain of $8,371 thousand on our equity investment in the SPAC during 2021 and the amortization of debt discount related to our 2020 senior secured convertible debentures (the “2020 Debentures”) included in interest expense, and loss on extinguishment of debt related to our 2019 senior secured convertible debentures (the “2019 Debentures”) in 2020. The resulting net income per diluted share for the twelve months ended December 31, 2021, was $0.49 per diluted share, compared to $1.48 loss per diluted share for the twelve months ended December 31, 2020.

Liquidity and Capital Resources

Our operations used $3,254 thousand of cash during the year ended December 31, 2021, compared to $2,281 thousand during the year end December 31, 2020, relating primarily to an increase in employee headcount, an expansion of our sales team and marketing outreach efforts.

Net cash used in investing activities was $2,851 thousand for the year ended December 31, 2021, compared to $125 thousand for the year ended December 31, 2020.  The increase relates primarily to our investment in the SPAC of $2,593 thousand.

Net cash provided by financing activities decreased by $2,504 thousand to $7,588 thousand for the year ended December 31, 2021, from $10,092 thousand for the year ended December 31, 2020. On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.3 million and net proceeds of $8.4 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand. In the first quarter of 2020, we raised $1,992 thousand in gross proceeds from the 2020 Debentures for net proceeds of $1,747 thousand. In the second quarter of 2020, as part of our public offering, we raised approximately $10,000 thousand in gross proceeds and received net proceeds of $9,023 thousand, including the exercise of the over-allotment option resulting in gross proceeds of approximately $232 thousand.

Absent any acquisitions, we believe that our cash and cash equivalents will fund our operations through 2025.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock until August 16, 2021. On August 12, 2021, this program was extended to expire on August 16, 2022. All other terms and conditions remained the same. To date, 216,945 shares have been purchased for a total of $725 thousand and a remaining $775 may be purchased under the program.

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

Variable Interest Entity

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

Equity Investments

We have accounted for our beneficial ownership in the SPAC as an equity investment as we have determined that we exert a significant influence in the entity’s operations and accounting policies. Furthermore, we have elected the fair value option under applicable US GAAP as we believe the fair value best reflects the economic performance of the equity investment. We perform a qualitative assessment at each reporting date to determine if there was a change in fair value. The assessment considers factors such as, but not limited to, discussions with management, data showing other companies in the industry, plus adjustment to reflect company circumstances.

Derivative Liability

We have accounted for our two directors restricted stock units in the SPAC (“SPAC RSUs”) as a long-term derivative liability as the underlying awards are not the Company’s stock but an unrelated, publicly traded entity’s shares. We perform an assessment at each reporting date to determine if there was a change in fair value using a Monte Carlo Simulation. The assessment considers factors such as, but not limited to, discussions with management, data showing other companies in the industry, plus adjustment to reflect company circumstances.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if we had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured, and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of such date as the result of the material weaknesses in our internal control over financial reporting identified in this Report.

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on a finding of a material weakness related to a lack of segregation of duties.

Remediation Plan to Address the Material Weakness in Internal Control over Financial Reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2021.

Management has been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. To date, the Company has hired a Senior VP of Finance, and a Financial Controller. We have designed key internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act and have implemented policies and procedures in accordance with our established controls.

The Company believes that these actions will remediate the material weakness. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2022.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there were no other changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the period covered by this Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2022 annual meeting of stockholders under the headings “Questions and Answers About these Proxy Materials and Voting,” “Proposal One: Election of Directors,” “Corporate Governance,” “Management and Executive Officers” and, if necessary, “Delinquent Section 16(a) Reports,” which proxy statement will be filed within 120 days after the December 31, 2021, fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2022 annual meeting for stockholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed within 120 days after the December 31, 2021, fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2022 annual meeting for stockholders under the heading “Security Ownership of Management and Certain Beneficial Owners,” which proxy statement will be filed within 120 days after the December 31, 2021, fiscal year end.

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information as of December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	257,000 (1)	$4.83	815,280 (3)
Equity compensation plans not approved by security holders	208,471 (4)	3.20	-
Total	465,471	4.38	815,280

(1)	Represents shares of common stock issuable upon exercise of stock options granted under the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2013 Omnibus Equity Compensation Plan, as amended (the “2013 Plan”)

(2)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”) or 2013 Plan, which do not have an exercise price.

(3)	Includes 789,230 shares remaining available for issuance under the 2020 Plan and 26,050 shares remaining for issuance under the 2013 Plan.

(4)	Includes individual grants to employees and consultants for services rendered to the Company which were not made under the Company’s existing equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2022 annual meeting for stockholders under the heading “Certain Relationships and Related Person Transactions,” which proxy statement will be filed within 120 days after the December 31, 2021, fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2022 annual meeting for stockholders under the numbered proposal with the heading “Ratification of the Appointment of our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the December 31, 2021, fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
4.1	Form of Warrant for the Purchase of Common Stock (incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
4.2	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.4	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on June 2, 2020)
4.5	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.6	Form of Representative’s Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.7*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Employment Agreement with Patrick White, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K file on February 22, 2022)

10.3#	Employment Agreement with Margaret Gezerlis, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.4#	Independent Contractor Consulting Agreement, dated April 15, 2021, with Norman Gardner (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021)
10.5#	Employment Agreement with Keith Goldstein, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.6#	Employment Agreement with Nancy Meyers, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.7#	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from the Company’s Definitive Proxy Statement filed on November 19, 2013)
10.8#	2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017)
10.8.1#	Amendment to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2019)
10.9#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.10#	Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.11#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.12#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 and that Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.13#	Incentive Stock Option Agreement dated August 14, 2019 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.14#	Incentive Stock Option Agreement dated March 11, 2019 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)

10.15#	Incentive Stock Option Agreement dated January 7, 2020 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.16#	Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.16.1#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated January 2018 between the Company and Norman Gardner (incorporated herein by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.17#	Form of Restricted Stock Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)
10.18#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.19#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.20#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.21#	Form of Restricted Stock Agreement pursuant to the 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.22#	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.23#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.24#

Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.25#	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.26#	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.27#	Form of Restricted Stock Unit Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.28	Form of Senior Secured Convertible Debenture (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.29	Securities Purchase Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.30	Security Agreement dated February 26, 2020 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
10.31	Letter Agreement dated February 28, 2020 between the Company and Bruce Evans (incorporated herein by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.32	Agreement dated as of June 15, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on June 15, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith, as applicable

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
Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick White	Chief Executive Officer and Director	March 14, 2022
Patrick White	(Principal Executive Officer)

/s/ Margaret Gezerlis	Executive Vice President and Chief Financial Officer	March 14, 2022
Margaret Gezerlis	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Scott Greenberg	Chairman of the Board	March 14, 2022
Scott Greenberg

/s/ Chris Gardner	Director	March 14, 2022
Chris Gardner

/s/ Marshall Geller	Director	March 14, 2022
Marshall Geller

/s/Howard Goldberg	Director	March 14, 2022
Howard Goldberg

/s/ Arthur Laffer	Director	March 14, 2022
Arthur Laffer

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VerifyMe, Inc. ( the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of the Fair Value of the Equity Investment and Derivative Liability

As disclosed in Notes 2 and 12 to the financial statements, as of December 31, 2021, the Company accounts for its equity investment in the G3 VRM Acquisition Corp. (the “SPAC”) under the fair value option. The Company’s investment in the SPAC was $10,964 thousand as of December 31, 2021. The Company also granted two directors restricted stock units in the SPAC (“SPAC RSUs”), vesting upon the initial business combination of the SPAC, subject to continuous service to the Company through the vesting date. The Company accounts for the SPAC RSUs under ASC 815 – Derivatives and Hedging, with $71 thousand expense included in stock-based compensation for the year ended December 31, 2021. In determining the fair value of the Company’s equity investment in the SPAC and derivative liability associated with the SPAC RSUs under Monte-Carlo simulation, management has made various judgments, estimates and assumptions, some of which are classified in Level 3 of the fair value hierarchy. The principal considerations for our determination that performing procedures relating to the fair value of the equity investment and derivative liability is a critical audit matter included: (i) significant judgment by management when determining the fair value of the equity investment and derivative liability; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s assessment of significant inputs and assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included: (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of Monte-Carlo simulation; (iii) testing the completeness and accuracy of underlying data used in the fair value measurement; (iv) evaluating whether the judgments and assumptions used by management were reasonable considering the consistency with external market and industry data; and (v) engaging auditor’s specialist to assist in evaluating the reasonableness of the significant inputs and assumptions used by management.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

March 14, 2022

VerifyMe, Inc.

Balance Sheets

(In thousands, except share data)

	As of
	December 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,422	$7,939
Accounts Receivable	297	31
Prepaid expenses and other current assets	240	177
Inventory	52	54
TOTAL CURRENT ASSETS	10,011	8,201

INVESTMENTS
Equity Investment	10,964	-

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of
$102 and $50 as of December 31, 2021 and December 31, 2020, respectively	193	200
Office Equipment, net of accumulated amortization of
$1 and $0 as of December 31, 2021 and December 31, 2020, respectively	11	-

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of
$354 and $320 as of December 31, 2021 and December 31, 2020, respectively	353	293
Capitalized Software Costs, net of accumulated amortization of
$50 and $20 as of December 31, 2021 and December 31, 2020, respectively	156	80
TOTAL ASSETS	$21,688	$8,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	450	383
TOTAL CURRENT LIABILITIES	450	383

LONG-TERM LIABILITIES
Term Note	$-	$72
Long Term Derivative Liability	71	-

TOTAL LIABILITIES	$521	$455

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and
0 shares issued and outstanding as of December 31, 2020	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of December 31, 2021 and	-	-
December 31, 2020, respectively

Common stock, $.001 par value; 675,000,000 authorized; 7,420,633 and 5,603,888 issued, 7,196,677 and 5,596,877 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	7	6

Additional paid in capital	86,059	76,099

Treasury stock as cost; 223,956 and 7,011 shares at December 31, 2021 and December 31, 2020, respectively	(838)	(113)

Accumulated deficit	(64,061)	(67,673)

STOCKHOLDERS' EQUITY	21,167	8,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,688	$8,774

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020

NET REVENUE
Sales	$867	$343
COST OF SALES	268	62

GROSS PROFIT	599	281

OPERATING EXPENSES
General and administrative (a)	2,995	2,072
Legal and accounting	362	403
Corporate Payroll expenses (a)	859	704
Research and development	51	19
Sales and marketing (a)	1,163	651
Total Operating expenses	5,430	3,849

LOSS BEFORE OTHER (EXPENSE), NET	(4,831)	(3,568)

OTHER INCOME (EXPENSE), NET
Interest income (expenses), net	2	(2,053)
Fair value gain on equity investment	8,371	-
Loss on extinguishment of debt	-	(281)
Payroll Protection Program Debt Forgiveness	70	-
TOTAL OTHER INCOME (EXPENSE), NET	8,443	(2,334)

NET INCOME/(LOSS)	$3,612	$(5,902)

EARNINGS/(LOSS) PER SHARE
BASIC	$0.51	$(1.48)
DILUTED	$0.49	$(1.48)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	7,110,907	3,980,202
DILUTED	7,383,364	3,980,202

(a)	Includes share-based compensation of $1,716 for the year ended December 31, 2021, and $1,345 for the year ended December 31, 2020.

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,612	$(5,902)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	151	76
Fair value of options in exchange for services	85	704
Fair value of restricted stock awards issued in exchange for services	784	461
Fair value of restricted stock units issued in exchange for services	696	53
Payroll Protection Program Debt Forgiveness	(70)	-
Fair value of warrants in exchange for services	-	51
Fair value gain on equity investment	(8,371)	-
Loss on Extinguishment of Debt	-	281
Amortization of debt discount	-	1,992
Common stock issued for interest expense	-	61
Amortization and depreciation	117	98
Changes in operating assets and liabilities:
Accounts Receivable	(354)	50
Inventory	2	(24)
Prepaid expenses and other current assets	25	(145)
Accounts payable and accrued expenses	69	(37)
Net cash used in operating activities	(3,254)	(2,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(95)	(103)
Purchase of Equipment for lease	(45)	(22)
Purchase of equity investment	(2,593)	-
Purchase of Office Equipment	(12)	-
Capitalized Software Costs	(106)	-
Net cash used in investing activities	(2,851)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	8,447	9,023
Proceeds from issuance of notes payable	-	72
Repayments of notes payable	(3)	-
Repayment of bridge financing and early redemption fee	-	(750)
Proceeds from convertible debt, net of costs	-	1,747
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(131)	-
Repurchase Shares	(725)	-

Net cash provided by financing activities	7,588	10,092

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,483	7,686
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,939	253

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,422	$7,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in relation to conversion of 2020 Debentures and warrant cancellation	$-	$1,992
Relative fair value of common stock issued in connection with 2020 Debentures	$-	$34
Relative fair value of warrants issued in connection with 2020 Debentures	$-	$1,063
Beneficial conversion feature in connection with 2020 Debentures	$-	$650
Common stock issued to settle accrued payroll	$-	$119
Reclass on deposit for equipment held for lease	$-	$51

The accompanying notes are an integral part of these financial statements.

VerifyMe, Inc.

Statements of Stockholders' Equity (Deficit)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2019	-	-	0.85	-	2,232,112	2	61,815	7,011	(113)	(61,771)	(67)
Fair value of stock options	-	-	-	-	-	-	704	-	-	-	704
Restricted stock awards	-	-	-	-	267,500	1	580	-	-	-	581
Restricted Stock Units	-	-	-	-	15,000	-	53	-	-	-	53
Fair value of warrants issued for services	-	-	-	-	-	-	51	-	-	-	51
Common stock issued for services	-	-	-	-	10,944	-	43	-	-	-	43
Common stock issued in connection with 2020 Debentures	-	-	-	-	19,208	-	67	-	-	-	67
Beneficial conversion feature in connection with 2020 Debentures	-	-	-	-	-	-	650	-	-	-	650
Warrants issued in connection with 2020 Debentures	-	-	-	-	-	-	1,063	-	-	-	1,063
Common Stock in relation to conversion of 2020 Debentures and interest expense and cancellation of warrants	-	-	-	-	816,713	1	2,052	-	-	-	2,053
Common stock issued in relation to public offering of securities	-	-	-	-	2,254,801	2	9,021	-	-	-	9,023
Cancellation of Common Stock	-	-	-	-	(19,401)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,902)	(5,902)
Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319

	Series A Convertible		Series B Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	56,971	-	654	-	-	-	654
Restricted Stock Units	-	-	-	-	-	-	696	-	-	-	696
Stock Purchase Plan	-	-	-	-	-	-	40	-	-	-	40
Common stock issued for services	-	-	-	-	9,774	-	39	-	-	-	39
Common stock issued in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Repurchase of Common Stock					(216,945)	-	-	216,945	(725)	-	(725)
Net income	-	-	-	-	-	-	-	-	-	3,612	3,612
Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	(64,061)	21,167

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

The Company is a technology solutions provider specializing in products to connect brands with consumers. VerifyMe technologies give brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We began to commercialize our covert luminescent pigment VerifyInkTM in 2018. Prior to 2021 we completed the initial development stage of our other current technologies and in 2021 we began to commercialize as a Brand Protection Solutions provider. The Company’s activities are subject to significant risks and uncertainties, including its ability to successfully commercialize its technologies and the need to further develop the Company’s intellectual property.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, notes payable and accrued expenses, equity investments, and long-term derivative liabilities. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

VerifyMe, Inc.

Notes to the Financial Statements

Variable Interest Entity

The Company has determined that G3 VRM Acquisition Corp., (the “SPAC”, see Note 2 – Equity Investment), is a variable interest entity (“VIE”) in which the Company has a variable interest but is not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it is not the primary beneficiary of the VIE and as such, does not consolidate the SPAC. The Company reassess its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity.

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity investment in the SPAC (see Note 2 – Equity Investment) as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gains or losses of the fair value of the equity investment are included in Other Income (Expense), Net on the accompanying Statement of Operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $0 and $0 for allowance for doubtful accounts as of December 31, 2021, and 2020, respectively.

Concentration of Credit Risk Involving Cash and Cash Equivalents

The Company’s cash and cash equivalents are held at various financial institutions. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Inventory

Inventory principally consists of canisters and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value.

Equipment for Lease

Equipment for lease principally consists of costs associated with the development, certification and production of the VerifyChecker™ and the VerifyAuthenticatorTM Smartphone Authenticator technology. These technologies are leased to customers typically for a period of one year in length with automatically renewable leases cancellable by either party by written notice provided 90 days in advance. We examined the effect of Accounting Standards Update (“ASU”) No. 2016-02- “Lease (Topic 842)” and determined the impact is not material. Our policy is to capitalize the costs related to this equipment and depreciate on a straight-line basis over the estimated lives of the equipment which was determined to be 5 years.

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

VerifyMe, Inc.

Notes to the Financial Statements

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

 Related Parties

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. During the year ended December 31, 2021, and December 31, 2020, the Company did not incur any charges related to related parties. During 2020, four directors and an entity in which one officer of the Company is a majority owner, participated in our 2020 Debenture offering, and two directors purchased securities in the Company’s June 2020 underwritten public offering, see Note 6 – Convertible Debt and Note 9 – Stockholder’s Equity, respectively.

Derivative Instruments

The Company evaluates its equity investments, long-term derivative liabilities, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguish by Liabilities from Equity” (FASB ASC 480), and FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications had no effect on the previously reported net income (loss).

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

VerifyMe, Inc.

Notes to the Financial Statements

•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

During the year ended December 31, 2020, the Company’s revenues were primarily generated from our VerifyInkTM. During the year 2021 we expanded our product solutions and increased our sales to include printing labels with the Company’s technology.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured, and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $51 thousand and $3 thousand for the years ended December 31, 2021, and 2020, respectively, and are included in Sales and Marketing on the Statement of Operations.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2021, and 2020 were $51 thousand and $19 thousand, respectively.

Basic and Diluted Earnings (Loss) per Share of Common Stock

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

VerifyMe, Inc.

Notes to the Financial Statements

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

As a result of ceasing to have a controlling financial interest in the Sponsor Entity on April 12, 2021, the Company accounted for the Sponsor Entity as an equity investment and has elected the fair value option resulting in a fair value gain of $8,371 thousand for the year ended December 31, 2021, included in Fair value gain on equity investment, in the accompanying Statement of Operations. The fair value of the equity investment is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur.

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

	Amounts in Thousands ('000)
	December 31, 2021	December 31, 2020
Current Assets	$1,186	$-
Non-current assets	107,857	-
Current Liabilities	11	-
Non-current liabilities	3,719	-
Stockholders' Equity	105,313	-

	Amounts in Thousands ('000)
	Year Ended December,
	2021	2020
Operating Loss	$(470)	$-
Net Loss	$(467)	$-

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the years ended December 31, 2021, and 2020, the Company capitalized $45 thousand and $73 thousand (including a $51 thousand deposit made in fiscal year 2019), respectively, in connection with the certification and production of the VerifyChecker™ and the VerifyAuthenticatorTM technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for equipment for lease for the years ended December 31, 2021, and 2020, was $52 thousand and $50 thousand, respectively, and is included in general and administrative expense in the accompanying Statements of Operations.

Office Equipment

During the year ended December 31, 2021, and 2020, the Company capitalized $12 thousand and $0 thousand respectively, in office equipment. The Company depreciates the office equipment over its useful life of three years. The depreciation expense for office equipment for the years ended December 31, 2021, and 2020, was $1 thousand and $0, respectively, and is included in general and administrative expense in the accompanying Statement of Operations

NOTE 4 – INTANGIBLE ASSETS

Patents and Trademarks

As of December 31, 2021, the current patent and trademark portfolios consist of eleven  granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), seven pending U.S. and foreign patent applications, six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and nineteen pending US and foreign trademark applications. Our issued patents expire between the years 2022 and 2039. Costs associated with the prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the year ended December 31, 2021, and 2020, the Company capitalized $95 thousand and $103 thousand, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $34 thousand and $28 thousand for the year ended December 31, 2021, and 2020, respectively, and included in general and administrative expense in the accompanying Statement of Operations.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company capitalized $106 thousand and $0 for the year ended December 31, 2021, and 2020, respectively. Amortization expense for capitalized software was $30 thousand and $20 thousand for the year ended December 31, 2021, and 2020, respectively, and included in general and administrative expense in the accompanying Statements of Operations.

NOTE 5 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
US	2021	2020

Income (loss) before income taxes	$3,612	$(5,902)
Taxes under statutory US tax rates	759	(1,239)
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	(1,164)	731
All other	222	707
State taxes	183	(199)
Income tax expense	$-	$-

VerifyMe, Inc.

Notes to the Financial Statements

The decrease in the Company's net valuation allowance was due to the unrealized gain in our equity investment (see Note 2 – Equity Investment).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
US
Net operating loss	$10,194	$9,230
Share based compensation	858	782
Reserves and accruals	(24)	(9)
Unrealized Gain on Equity Investment	(2,188)	-
Gross deferred tax assets	$8,840	$10,003

Less valuation allowance	(8,840)	(10,003)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

The Company completed a study to identify any limitations under Internal Revenue Code of 1986, as amended (“IRC”) Section 382 and determined that as of December 31, 2021, the Company had federal and state net operating loss carry forwards of $20.1 million and $17.4 million, respectively that may be offset against future taxable income. Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been reported in the December 31, 2021, due to the uncertainty surrounding the realizability of the benefit.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the IRC results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $8.8 million at December 31, 2021. The Company did not utilize any NOL deductions for the year ended December 31, 2021.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2021, and December 31, 2020, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and has not recognized interest and/or penalties in the Statements of Operations loss for the years ended December 31, 2021, and 2020.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

There are no taxes payable as of December 31, 2021, or December 31, 2020.

VerifyMe, Inc.

Notes to the Financial Statements

NOTE 6- CONVERTIBLE DEBT

On March 6, 2020, the Company completed the offering of $1,992 thousand of senior secured convertible debentures (the “2020 Debentures”) and raised $1,992 thousand in gross proceeds from the sale of the 2020 Debentures and 2020 Warrants (defined below). Of this amount, $330 thousand was received from four directors and an entity in which one officer of the Company is a majority owner and co-manager. The Company received $1,747 thousand after deducting direct transaction costs. The Company used $750 thousand of the net proceeds to redeem the existing 2019 Debentures prior to maturity, with a face value of $600 thousand and an early redemption fee of $150 thousand. The 2020 Debentures were due eighteen months following issuance as follows; $932 thousand on August 26, 2021, $910 thousand on August 28, 2021, and $150 thousand on September 6, 2021.

The Company’s capital structure after the closing had no outstanding variably priced convertible instruments on its Balance Sheets. The 2020 Debentures were secured by a blanket lien on all assets of the Company until such time the 2020 Debentures were paid in full or converted in full.

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

The embedded conversion feature was not determined to be a derivative that required bifurcation pursuant to FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) but was determined to be a beneficial conversion feature that required recognition within equity on the commitment date. The beneficial conversion feature was recognized at its intrinsic value on the commitment date, limited to the proceeds allocated to the convertible debt. As such, the Company recorded $650 thousand within additional paid-in-capital on the Balance Sheets for the beneficial conversion feature identified. The debt discount arising from recognition of the beneficial conversion feature was amortized as interest expense over the term of the convertible debt.

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

The 2020 Warrants were determined to meet equity classification pursuant to FASB ASC 480, “Distinguish by Liabilities from Equity” and ASC 815. As such, the relative fair value of the 2020 Warrants was recorded as additional paid in capital on the Balance Sheets, which was determined to be $1,063 thousand, on the issuance date. The debt discount arising from recognition of the 2020 Warrants was amortized as interest expense over the term of the convertible debt.

On June 22, 2020, the Company cancelled the 2020 Warrants for twenty-three of the twenty-five warrant holders and issued to the holders of the cancelled 2020 Warrants an aggregate of 179,200 shares of common stock. Of this amount, 33,000 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. 2020 Warrants to purchase an aggregate of 81,700 shares of common stock at an exercise price of $4.59 per share remain outstanding. Also, on such date, the 2020 Debentures were automatically converted into an aggregate of 637,513 shares of common stock and warrants to purchase 573,479 shares of common stock. Of this amount, 105,567 shares of common stock and warrants to purchase 105,567 shares of common stock were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager. See Note 10 – Stock Options, Restricted Stock and Warrants.

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

VerifyMe, Inc.

Notes to the Financial Statements

In February 2020, the Company entered into an agreement with a non-exclusive financial advisor and placement agent terminating the later of April 30, 2020, or upon closing a successful private placement. The agreement automatically extended for periods of thirty days until terminated in writing. The Company agreed to pay 10% of the gross proceeds raised by the financial advisor and placement agent and agreed to issue an amount of restricted shares equal to 4% of the total securities sold in the private placement divided by the last reported closing price of the stock on the closing date of the private placement. On March 6, 2020, in connection with this agreement cash compensation of $25 thousand was paid by the Company and 1,923 shares of the Company’s common stock were issued. These amounts were included in the debt discount for the 2020 Debentures noted above.

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

On June 22, 2020, upon the Company’s consummation of the public offering (See Note 9 – Stockholders’ Equity) and the Company’s commencement of trading on Nasdaq, the 2020 Debentures were automatically converted at $3.22, the QPI Discounted Price. As a result, the unamortized debt discount was fully amortized and included in interest expense in the accompanying Statements of Operations. Amortization of the debt discount associated with the 2020 Debentures was $1,992 thousand for the year ended December 31, 2020 and was included in interest expense in the accompanying Statements of Operations.

On January 30, 2020, the Company issued an unsecured promissory note payable to a stockholder of the Company with a face value of $75 thousand and an interest rate of 10% per annum payable in full on March 30, 2020, subject to the Company’s right to extend payment until May 29, 2020. On February 28, 2020, the holder of the $75 thousand promissory note which was to become due in March 2020 purchased $80 thousand of the 2020 Debentures and 2020 Warrants, which was paid by exchanging the promissory note and paying an additional $5 thousand. This is included in the $1,992 thousand gross proceeds raised. Interest expense in relation to the unsecured promissory note of $1 thousand was recorded for the year ended December 31, 2020.

The Company did not issue any convertible debt during the year ended December 31, 2021. As of December 31, 2021, the Company has no outstanding balance under convertible debt.

NOTE 7 – TERM NOTE

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

The Company applied for and was notified in June 2021 that $69 thousand in eligible payroll expenditures as described in the CARES Act, has been forgiven. Loan forgiveness is reflected in Other Income (Expense), Net in the accompanying Statements of Operations. The forgiveness recognized during the year ended December 31, 2021, included principal of $69 thousand, and interest payable of $1 thousand. The remaining loan balance of $3 thousand was paid in full in June 2021.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2021, and 2020, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company expensed $696 thousand and $53 thousand related to restricted stock units for the years ended December 31, 2021, and December 31, 2020, respectively.

VerifyMe, Inc.

Notes to the Financial Statements

The Company expensed $784 thousand and $461 thousand related to restricted stock awards for the years ended December 31, 2021, and December 31, 2020, respectively.

During the year ended December 31, 2021, the Company issued 9,774 shares of restricted common stock in relation to investor relation services with a stock-based compensation expense of $39 thousand.

On September 17, 2021, the Company approved restricted stock units for three non-employee directors for an aggregate of 63,000 restricted stock units with a fair value of $217 thousand. One-third of the units vested upon approval, one-third vest on September 17, 2022, and the remaining one-third vest on September 17, 2023, subject to the non-employee director’s continued service on the Board of Directors. The vested shares will be issued to each Director following their separation from service with the Company.

Effective January 1, 2021, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he will also receive and an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors and become payable upon separation of the non-employee director’s service as a director. In January 2021, a total of 145,010 restricted stock units were issued to five non-employee directors for a fair value of $625 thousand, vesting one year from the date of issuance.

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

Effective April 15, 2021, Norman Gardner, our former Chairman of the board of directors retired from the board of directors. Mr. Gardner was awarded 69,284 shares of restricted stock for a fair value of $300 thousand, half of which vest immediately and the balance vesting in equal installments on June 30, 2022, and June 30, 2023, pursuant to a two-year independent contractor consulting agreement with the Company. Mr. Gardner agreed to cancel options to purchase 8,300 shares that were scheduled to expire on December 21, 2026. Additionally, the Company accelerated the vesting of 40,000 restricted shares held by Mr. Gardner that were scheduled to vest in August 2021. The payments and vesting of restricted stock awards were accelerated upon Mr. Gardner’s death pursuant to the agreement.

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

On February 9, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (“Maxim”), as the representative of several underwriters pursuant to which the Company agreed to issue and sell to the underwriters in an underwritten public offering an aggregate of 1,650,000 shares of common stock of the Company at a public offering price of $5.30 per share, less underwriting discounts and commissions. The public offering closed on February 12, 2021, resulting in gross proceeds of $8.7 million and net proceeds of $8.1 million, less underwriting discounts and commissions and other offering expenses.

In connection with the public offering that closed on February 12, 2021, the Company granted Maxim a 45-day option to purchase up to 247,500 shares of common stock to cover over-allotments, if any.  On February 19, 2021, Maxim partially exercised its over-allotment option to purchase 100,000 shares of common stock for gross proceeds of $530 thousand and net proceeds of $493 thousand, less underwriting discounts and commissions. The total net proceeds from the public offering including partial exercise of the overallotment option, were $8,447 thousand.

VerifyMe, Inc.

Notes to the Financial Statements

On October 12, 2020, pursuant to the 2020 Plan (See Note 10 – Stock Options, Restricted Stock and Warrants), the Company granted to each of the Company’s Chief Financial Officer, acting Chief Operating Officer, and Chief Technology Officer 5,000 restricted stock units that vested immediately and converted into shares of the Company’s common stock, with a total fair value of $53 thousand.

On August 5, 2020, the Company issued restricted stock awards for an aggregate of 230,000 shares of restricted common stock to the Company’s directors in consideration of their years of service to the Company that vest in full one-year from the date of grant, subject to the respective director’s continued service as member of the Board of Directors on the vesting date. During the years ended December 31, 2021, and 2020, $514 thousand and $351 thousand, respectively, was expensed related to these services.

On June 17, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,173,913 Units consisting of one share (each a “Share” and collectively, the “Shares”) of the Company’s common stock, and a warrant to purchase one share of Common Stock (each a “Warrant” and collectively, the “Warrants”) at an exercise price equal to $4.60 per share of Common Stock. The public offering price was $4.60 per Unit and the underwriters agreed to purchase 2,173,913 Units at an 8.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to 326,087 Shares and/or Warrants for 326,087 shares of Common Stock to cover over-allotments, if any.  The Offering closed on June 22, 2020, resulting in gross proceeds of $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. Also, on June 22, 2020, the Representative partially exercised its over-allotment option to purchase 50,000 Shares and 325,987 Warrants for gross proceeds of $233 thousand. The net proceeds in relation to the Offering and including the over-allotment option were $9,023 thousand. Additionally, the Company issued 30,000 shares of common stock for consulting services related to the Offering, with a fair value of $125 thousand accounted for in Additional Paid in Capital and included in the accompanying Statement of Balance Sheets. Additionally, the Company issued 888 shares of common stock, with a fair value of $4 thousand, to its non-exclusive financial advisor and placement agent as commission for units purchased by an investor in the Offering.

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

On March 6, 2020, the Company completed the offering of senior secured convertible debentures (the “2020 Debentures”) and warrants and raised $1,992 thousand in gross proceeds from the sale of the 2020 Debentures and warrants. In connection to the 2020 Debentures, the Company issued 19,208 restricted shares of common stock during the year ended December 31, 2020.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the plan is considered compensatory. During the year ended December 31, 2021, $40 thousand has been expensed in relation to the non-qualified stock purchase plan.

VerifyMe, Inc.

Notes to the Financial Statements

Shares Held in Treasury

As of December 31, 2021, and December 31, 2020, the Company had 223,956 and 7,011 shares, respectively, held in treasury with a value of approximately $838 thousand and $113 thousand, respectively.

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.  During the year ended December 31, 2021, the Company repurchased 216,945 shares of common stock at an average price of $3.34 for approximately $725 thousand pursuant to the Share Repurchase Plan. As of December 31, 2021, $775 thousand may be used to repurchase shares under the program.

NOTE 10– STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

Non-Qualified Stock Options

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2020. No options were granted during 2021.

2020

Risk Free Interest Rate	1.77%
Expected Volatility	452.88%
Expected Life (in years)	5.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$4.61

VerifyMe, Inc.

Notes to the Financial Statements

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2021, and 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2019	358,271	5.91

Granted	133,000	3.85

Forfeited/Cancelled/Expired	(17,500)	29.07

Balance as of December 31, 2020	473,771	$4.48

Granted	-	-

Forfeited/Cancelled/Expired	(8,300)	9.72

Balance as of December 31, 2021	465,471	$4.38

Exercisable as of December 31, 2021	465,471	$4.38	3.2	$47

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period. As of December 31, 2021, and 2020, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $47 thousand and $97 thousand, respectively.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2021, and 2020:

	Unvested Options
		Weighted -
		Average
	Number of	Grant
	Unvested Options	Date Exercise Price

Balance December 31, 2019	20,000	$9.75

Granted	133,000	3.85

Vested	(143,000)	4.27

Balance December 31, 2020	10,000	9.75

Granted	-	-

Vested	(10,000)	9.75

Balance December 31, 2021	-	$-

VerifyMe, Inc.

Notes to the Financial Statements

For the years ended December 31, 2021, and 2020, the Company expensed $85 thousand and $704 thousand, respectively, related to stock options. For the year ended December 31, 2021, $75 thousand relates to the extension of the expiration date for options previously granted (see Note 9 – Stockholder’s Equity) and $10 thousand for options granted in 2019 to our Chief Operating Officer.

As of December 31, 2021, there was $0 unrecognized compensation cost related to outstanding stock options. As of December 31, 2020, there was $10 thousand unrecognized compensation cost related to outstanding stock options expected to vest over the weighted average of 0.1 years.

On April 15, 2021, Norman Gardner agreed to cancel options to purchase 8,300 shares that expire on December 21, 2026, in connection with his retirement agreement.

Effective January 2020, the Company awarded its Chief Financial Officer incentive stock options exercisable for 4,000 shares of common stock with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025, with a fair value of $14 thousand.

Effective January 2020, the Company awarded four directors non-qualified stock options exercisable for 40,000 shares in the aggregate, for services rendered to the Company in 2019 with an exercise price of $3.505 vesting immediately and expiring on January 7, 2025, with a fair value of $137 thousand.

Effective January 2020, the Company awarded five of its directors non-qualified stock options exercisable for 50,000 shares in the aggregate, for services to be rendered to the Company in 2020 with an exercise price of $3.505 vesting quarterly over a one-year period and expiring on January 7, 2025, with a fair value of $171 thousand.

On April 16, 2020, the Company approved a three-year extension of the expiration date for certain options previously granted to Patrick White, the Company’s Chief Executive Officer and to Norman Gardner, the Company’s former Chairman. As a result, 140,000 options previously granted to Mr. White now expire on August 15, 2025, and 90,000 options previously granted to Mr. Gardner now expire on June 28, 2025. All other terms with respect to the option grants remain the same. The Company applied FASB ASC 718, “Compensation—Stock Compensation,” modification accounting and calculated a change in fair value of $154 thousand.

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

In August 2019, the Company entered into an amendment (the “Amendment”) to the Employment Agreement, dated August 15, 2017, with Patrick White, the Chief Executive Officer of the Company (the “Employment Agreement”), which Employment Agreement automatically renewed on July 16, 2019, effective on August 15, 2019. Pursuant to the Amendment, the term was reduced to one year and Mr. White agreed to defer receipt of sums due him to improve the Company’s liquidity. Mr. White was due to receive $100 thousand on August 15, 2019, representing deferred salary (the “Deferral Amount”) that he had previously agreed to defer over the two years of the initial term of his Employment Agreement. In the Amendment, Mr. White agreed to extend receipt of the Deferral Amount until August 15, 2020. In addition, he agreed to continue deferring 25% of his base salary over the one-year term until August 15, 2020. In connection with entering into the Amendment, the Company granted Mr. White 10,000 five-year fully vested incentive stock options under the Company’s 2017 Plan exercisable at $7.00 per share.

VerifyMe, Inc.

Notes to the Financial Statements

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of December 31, 2021, and 2020:

	Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value

Unvested at December 31, 2019	480,000	$0.19

Granted	267,500	3.80

Vested	(480,000)	0.19

Unvested at December 31, 2020	267,500	3.80

Granted	89,284	4.32

Vested	(312,142)	3.87

Balance December 31, 2021	44,642	$4.31

As of December 31, 2021, total unrecognized share-based compensation cost related to unvested restricted stock awards was $115 thousand, which is expected to be recognized over a weighted-average period of 0.9 years. As of December 31, 2020, total unrecognized stock-based compensation cost related to unvested restricted stock awards was $634 thousand, expected to be recognized over a weighted-average period of approximately 0.7 years.

The following table summarizes the unvested restricted stock units as of December 31, 2021, and 2020:

	Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value

Unvested at December 31, 2019	$-	$-

Granted	15,000	3.55

Vested	(15,000)	3.55

Unvested at December 31, 2020	-

Granted	208,010	4.05

Vested	(21,000)	3.44

Balance December 31, 2021	$187,010	$4.11

As of December 31, 2021, total unrecognized share-based compensation cost related to unvested restricted stock units was $146 thousand, which is expected to be recognized over a weighted-average period of 0.3 years. As of December 31, 2020, total unrecognized stock-based compensation cost related to unvested restricted stock units was $0.

VerifyMe, Inc.

Notes to the Financial Statements

Warrants

The following table summarizes the activities for the Company’s warrants for the years ended December 31, 2021, and 2020:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2019	445,252	$15.39

Granted	3,787,991	4.97

Cancelled/Forfeited	(454,000)	7.50

Balance as of December 31, 2020	3,779,243	$5.89

Granted	-	-

Balance as of December 31, 2021	3,779,243	$5.89	3.0

Exercisable as of December 31, 2021	3,779,243	$5.89	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.175 for our common stock on December 31, 2021.

All warrants were vested on the date of grant.

No warrants were granted during the year ended December 31, 2021.

The Company issued three-year 2020 Warrants to purchase 498,000 shares of common stock to the purchasers of the 2020 Debentures (see Note 6 – Convertible Debt). The 2020 Warrants have an exercise price of $7.50 per share and may be exercised cashlessly if the Company fails to maintain an effective registration statement at any time beginning six months after issuance. Of this amount, 2020 Warrants to purchase 82,500 shares were issued to four directors and an entity in which one officer of the Company is a majority owner and co-manager.

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

VerifyMe, Inc.

Notes to the Financial Statements

On June 22, 2020, in connection with the Offering, the Company issued warrants to purchase 2,499,900 shares of common stock, with a five-year term and an exercise price of $4.60, including the additional warrants pursuant to the over-allotment option exercise noted above.

In connection with the Offering, on June 22, 2020, the Company issued warrants to the Representative to purchase up to a total of 173,913 shares of common stock. The Representative’s Warrants are exercisable during the three-year period commencing 180 days from June 22, 2020. The Representative’s Warrants are exercisable at a per share price equal to $5.06 per share with a fair value of $523 thousand netted in additional paid in capital included in the accompanying Balance Sheets.

For the years ended December 31, 2021, and 2020, the Company expensed $0 and $51 thousand, respectively, related to warrants.

NOTE 11—EARNINGS (LOSS) PER SHARE

Basic earnings/(loss) per share (EPS) is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The dilutive common stock equivalent shares consist of preferred stock, stock options, warrants, restricted stock awards and restricted stock units computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020
Numerator:
Net Income/(Loss)	$3,612	$(5,902)
Denominator:
Weighted average shares of common stock – basic	7,110,907	3,980,202

Effect of dilutive securities

Preferred Stock	144,444	-
Stock Options	48,212	-
Warrants	23	-
Stock Purchase Plan	2,362	-
Restricted Stock Units & Restricted Stock Awards	77,416	-
Weighted average shares of common stock – diluted	7,383,364	3,980,202

Net Earnings (Loss) per share

Basic	$0.51	$(1.48)

Diluted	$0.49	$(1.48)

VerifyMe, Inc.

Notes to the Financial Statements

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted earnings/(loss) per share:

	Years Ended December 31,
	2021	2020
Anti-dilutive instruments excluded from computation of diluted net income per share:

Preferred Stock	-	144,444

Stock Options	177,334	473,771

Warrants	3,779,048	3,779,243

Restricted Stock Units and Restricted Stock Awards	13,196	-

NOTE 12—LONG TERM DERIVATIVE LIABILITY

On September 17, 2021, the Company granted two directors restricted stock units (“SPAC RSUs”) with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs vest upon the initial business combination of the SPAC (see Note 2 – Equity Investment) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represents the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which will be paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date. The grant date fair value of the SPAC RSUs for each director was $98 thousand. The fair value of the equity instrument is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public shares, and related risk of forfeiture should no business combination occur. As the underlying awards are not the Company’s stock but an unrelated, publicly traded entity’s shares, the Company accounts for the awards under ASC 815 – Derivatives and Hedging, with the expense included in stock-based compensation under General and Administrative expenses in the accompanying Statement of Operations through the vesting date, and as a change in fair value in other income (expense) in the accompanying Statement of Operations after the vesting date, but before the settlement date. For the year ended December 31, 2021, the Company has expensed $71 thousand in relation to these awards.

NOTE 13 – OPERATING LEASES

For both years ended December 31, 2021, and 2020, total rent expense under leases amounted to $14 thousand. The current lease is for a period less than a year and falls outside of the scope of Lease (Topic 842). As of December 31, 2021, and 2020, the Company was not obligated under any non-cancelable operating leases.

NOTE 14 – MAJOR CUSTOMERS/VENDORS

During the year ended December 31, 2021, five customers accounted for 95% of total sales.  During the year ended December 31, 2020, two customers accounted for 92% of total sales. Generally, a substantial percentage of the Company's sales has been made to a small number of customers and is typically on an open account basis.

During the years ended December 31, 2021, and 2020, the Company purchased 100% of pigment from one vendor. Additionally, during the years ended December 31, 2021, and 2020, the Company purchased 100% of canisters from one vendor.

As of December 31, 2021, three customers accounted for 91% of total accounts receivable. As of December 31, 2020, two customers accounted for 96% of total accounts receivable.

NOTE 15 – SUBSEQUENT EVENTS

Effective January 1, 2022, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $125 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he will also receive an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors and become payable upon separation of the non-employee director’s service as a director. In January 2022, a total of 157,232 restricted stock units were issued to four non-employee directors for a fair value of $500 thousand, and 39,308 restricted stock awards were issued to one non-employee director for a fair value of $125 thousand, vesting one year from the date of issuance.

VerifyMe, Inc.

Notes to the Financial Statements

On February 16, 2022, the Company, as part of the development and implementation of the Company’s strategic initiatives, entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer and Senior VP of Finance and Investor Relations, each with effect as of February 15, 2022. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of restricted stock units to each of the executives with a grant date value as of February 16, 2022 equal to their respective base salary multiplied by their respective annual equity award eligibility percentage ranging from 50% to 70%.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued with an exercise price of $2.69.

