Form 10-Q
period 2022-03-31
VerifyMe, Inc.
filed 2022-05-11
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,467,046 shares  of common stock outstanding at May 6, 2022.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Balance Sheets

(In thousands, except share data)

	As of
	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$8,433	$9,422
Accounts Receivable	150	297
Prepaid expenses and other current assets	250	152
Short Term Investment	143	88
Inventory	78	52
TOTAL CURRENT ASSETS	9,054	10,011

INVESTMENTS
Equity Investment	11,162	10,964

PROPERTY AND EQUIPMENT
Equipment for lease, net of accumulated amortization of $117 and $102 as of March 31, 2022 and December 31, 2021, respectively	178	193
Office Equipment, net of accumulated amortization of $2 and $1 as of March 31, 2022 and December 31, 2021, respectively	10	11

INTANGIBLE ASSETS
Patents and Trademarks, net of accumulated amortization of $363 and $354 as of March 31, 2022 and December 31, 2021, respectively	368	353
Capitalized Software Costs, net of accumulated amortization of $60 and $50 as of March 31, 2022 and December 31, 2021, respectively	146	156
TOTAL ASSETS	$20,918	$21,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$609	$450
TOTAL CURRENT LIABILITIES	609	450

LONG-TERM LIABILITIES
Long Term Derivative Liability	$126	$71

TOTAL LIABILITIES	$735	$521

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and
0 shares issued and outstanding as of December 31, 2021	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares
authorized; 0.85 shares issued and outstanding as of March 31, 2022 and	-	-
December 31, 2021, respectively

Common stock, $.001 par value; 675,000,000 authorized; 7,451,071 and 7,420,633 issued, 7,252,115 and 7,196,677 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7

Additional paid in capital	86,387	86,059

Treasury stock as cost; 198,956 and 223,956 shares at March 31, 2022 and December 31, 2021, respectively	(756)	(838)

Accumulated deficit	(65,455)	(64,061)

STOCKHOLDERS' EQUITY	20,183	21,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,918	$21,688

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
NET REVENUE
Sales	$161	$188

COST OF SALES	38	43
GROSS PROFIT	123	145

OPERATING EXPENSES
General and administrative (a)	1,465	1,108
Research and development	9	5
Sales and marketing (a)	299	247
Total Operating expenses	1,773	1,360

LOSS BEFORE OTHER INCOME	(1,650)	(1,215)

OTHER INCOME, NET
Interest income, net	1	-
Fair value gain on equity investments	252	-
Other Income	3	-
TOTAL OTHER INCOME, NET	256	-

NET LOSS	$(1,394)	$(1,215)

LOSS PER SHARE
BASIC	$(0.19)	$(0.19)
DILUTED	$(0.19)	$(0.19)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	7,179,395	6,561,222
DILUTED	7,179,395	6,561,222

(a)	Includes share-based compensation of $429 thousand for the three months ended March 31, 2022, and $438 thousand for the three months ended March 31, 2021.

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,394)	$(1,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	87	10
Fair value of options in exchange for services	-	85
Fair value of restricted stock awards issued in exchange for services	139	215
Fair value of restricted stock units issued in exchange for services	203	128
Fair value gain on equity investments	(252)	-
Amortization and depreciation	35	23
Changes in operating assets and liabilities:
Accounts Receivable	147	(132)
Deferred Offering Costs	-	(60)
Inventory	(26)	5
Prepaid expenses and other current assets	(98)	(13)
Accounts payable and accrued expenses	158	50
Net cash used in operating activities	(1,001)	(904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Patents	(24)	(44)
Purchase of Equipment for lease	-	(45)
Capitalized Software Costs	-	(42)
Net cash used in investing activities	(24)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	-	8,447
Proceeds from Stock Purchase Plan	67	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(31)	-

Net cash provided by financing activities	36	8,447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(989)	7,412
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,422	7,939

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,433	$15,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

VerifyMe, Inc.

Statement of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards	-	-	-	-	10,000	-	215	-	-	-	215
Restricted Stock Units	-	-	-	-	-	-	128	-	-	-	128
Common stock issued for services	-	-	-	-	2,165	-	10	-	-	-	10
Common stock issued for services related to Public Offering	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Net loss	-	-	-	-	-	-	-	-	-	(1,215)	(1,215)
Balance at March 31, 2021	-	-	0.85	-	7,359,042	7	84,983	7,011	(113)	(68,888)	15,989

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	30,438	-	108	-	-	-	108
Restricted Stock Units	-	-	-	-	-	-	203	-	-	-	203
Stock Purchase Plan	-	-	-	-	25,000	-	17	(25,000)	82	-	99
Net loss	-	-	-	-	-	-	-	-	-	(1,394)	(1,394)
Balance at March 31, 2022	-	-	0.85	-	7,252,115	7	86,387	198,956	(756)	(65,455)	20,183

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

Reclassifications

Certain amounts presented for the three months ended March 31, 2021, reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

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

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December, 31 2021 and March 31, 2022

Amounts in Thousands ('000)
December 31, 2021:
	Amount ($)	Level 1 ($)	Level 2 ($)	Level 3 ($)
Short Term Investment	88	88	-	-
Equity Investment	10,964	-	-	10,964
Derivative Liability	(71)	-	-	(71)
March 31, 2022:
	Amount ($)	Level 1 ($)	Level 2 ($)	Level 3 ($)
Short Term Investment	143	143	-	-
Equity Investment	11,162	-	-	11,162
Derivative Liability	(126)	-	-	(126)

Variable Interest Entity

The Company has determined that G3 VRM Acquisition Corp. (NASDAQ: GGGVU) (the “SPAC”, see FN 2 – Equity Investments), a Delaware corporation and special purpose acquisition company, is a variable interest entity (“VIE”) in which the Company has a variable interest but is not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it is not the primary beneficiary of the VIE and as such, does not consolidate the SPAC. The Company reassess its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity.

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity investment in the SPAC (see FN2 – Equity Investments) and its equity security under short term investment on the balance sheets, as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gains or losses of the fair value of the equity investments are included in Other Income, Net on the accompanying Statements of Operations.

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

During the three months ended March 31, 2022, the Company’s revenues primarily consisted of revenue generated from printing labels and through our product authentication technology, as well as our customer engagement technology.

Basic and Diluted Net Loss per Share of Common Stock

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

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

For each of the three months ended March 31, 2022, and 2021, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three months ended March 31, 2022, there were approximately 4,843,000 anti-dilutive shares consisting of 483,000 unvested restricted stock awards and units and stock purchase plan, 437,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.  For the three months ended March 31, 2021, there were approximately 4,397,000 anti-dilutive shares consisting of 474,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, 144,000 shares issuable upon conversion of preferred stock.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. For performance restricted stock units with stock price appreciation targets (see FN 6 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

 NOTE 2 – EQUITY INVESTMENTS

On February 26, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation that is the founder of the “SPAC” being co-sponsored by the Company.  The SPAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While it may pursue an initial business combination target in any business, industry or geographical location, it intends to focus its search on target businesses with enterprise values of approximately $250 million to $500 million within the technology and business services industry.

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

As a result of ceasing to have a controlling financial interest in the Sponsor Entity on April 12, 2021, the Company accounted for the Sponsor Entity as an equity investment and has elected the fair value option resulting in a fair value gain of $198 thousand for the three months ended March 31, 2022, included in Fair value gain on equity investments, in the accompanying Statements of Operations. The fair value of the equity investment was $11.2 million as of March 31, 2022 and $11.0 million as of December 31, 2021. The fair value of the equity investment is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

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

	Amounts in Thousands ('000)
	March 31, 2022	December 31, 2021
Total Assets	$108,642	$109,043
Total Liabilities	3,749	3,730
Mezzanine Equity and Stockholders' Deficit	104,893	105,313

	Amounts in Thousands ('000)
	Three Months Ended March 31,
	2022	2021
Operating Loss	430	-
Net Loss	420	-

In December 2021, the Company acquired 8,841 10% cumulative convertible Series D preferred stock at a price of $10.00 as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three months ended March 31, 2022 a fair value gain of $54 thousand was recognized and included in fair value gain on equity investments, in the accompanying Statements of Operations. The fair value of the equity investment was $143 thousand as of March 31, 2022 and $88 thousand as of December 31, 2021. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment for Lease

During the three months ended March 31, 2022, and 2021, the Company capitalized $0 thousand and $45 thousand respectively, in connection with the certification and production of the VerifyChecker™ and the Verify AuthenticatorTM technology. The Company depreciates equipment for lease over its useful life of five years. Depreciation expense for Equipment for lease was $15 thousand and $11 thousand for the three months ended March 31, 2022, and 2021, respectively, included in general and administrative expense in the accompanying Statements of Operations.

Office Equipment

During the three months ended March 31, 2022, and 2021, the Company capitalized $0 thousand and $0 thousand respectively, in office equipment. The Company depreciates the office equipment over its useful life of three years. The depreciation expense for office equipment was $1 thousand for the three months ended March 31, 2022, and $0 thousand for the three months ended March 31, 2021, and is included in general and administrative expense in the accompanying Statements of Operations.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

NOTE 4 – INTANGIBLE ASSETS

Patents and Trademarks

As of March 31, 2022, the current patent and trademark portfolios consist of twelve  granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and twenty-two pending US and foreign trademark applications. Our issued patents expire between the years 2022 and 2039. Costs associated with the prosecution and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 17 to 19 years. During the three months ended March 31, 2022, and 2021, the Company capitalized $24 thousand and $44 thousand, respectively, of patent and trademarks costs. Amortization expense for patents and trademarks was $9 thousand and $7 thousand for the three months ended March 31, 2022, and 2021, respectively and included in general and administrative expense in the accompanying Statements of Operations.

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary digital products are accounted for in accordance with FASB ASC 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software costs begins once the product is available to the market. Capitalized software costs are amortized over the estimated life of the related product, generally five years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company capitalized $0 thousand and $42 thousand for the three months ended March 31, 2022, and 2021, respectively. Amortization expense for capitalized software was $10 thousand and $5 thousand for the three months ended March 31, 2022, and 2021, respectively, included in general and administrative expense in the accompanying Statements of Operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $139 and $215 thousand related to restricted stock awards for the three months ended March 31, 2022, and 2021, respectively.

The Company expensed $203 thousand and $128 thousand related to restricted stock units for the three months ended March 31, 2022, and 2021, respectively.

Effective January 1, 2022, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he also received an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors and become payable upon separation of the non-employee director’s service as a director. In January 2022, a total of 157,232 restricted stock units were issued to four non-employee directors for a fair value of $500 thousand, and 39,308 restricted stock awards were issued to one non-employee director for a fair value of $125 thousand, vesting one year from the date of issuance.

Effective April 15, 2021, Norman Gardner, our former Chairman of the board of directors retired from the board of directors. Mr. Gardner was awarded 69,284 shares of restricted stock awards for a fair value of $300 thousand, half of which vested immediately. On February 11, 2022, the Company accelerated the vesting and payment of the remaining 34,642 shares upon Mr. Gardner’s death pursuant to the agreement.

On February 16, 2022, the Company, as part of the development and implementation of the Company’s strategic initiatives, entered into employment agreements with its Chief Executive Officer, President & Chief Operating Officer, Executive Vice President & Chief Financial Officer, Chief Technology Officer and Senior VP of Finance and Investor Relations, each with effect as of February 15, 2022. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of restricted stock units to each of the executives with a grant date value as of February 16, 2022, equal to their respective base salary multiplied by their respective annual equity award eligibility percentage ranging from 50% to 70%. 50% of the RSUs (“Tranche 1”) will vest on the two-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such two-year period was at or above $5.00 for 20 consecutive trading days. If Tranche 1 does not vest on the two-year anniversary of the Date of Grant because closing price of the Common Stock was not at or above $5.00 during such two year period, then Tranche 1 will vest on the three-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such three-year period was at or above $5.00 for 20 consecutive trading days. In the event of termination of the Participant’s employment due to the death or Disability of the Participant at any time on or before the two-year anniversary of the Date of Grant, if Tranche 1 has not vested prior to the date of termination, then Tranche 1 will vest on the date of the Participant’s termination if the closing price of the Common Stock was at or above $5.00 for 20 consecutive trading days during the period from Date of Grant through the date of the Participant’s employment. 50% of the RSUs (“Tranche 2”) will vest on the two-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such two-year period was at or above $7.00 for 20 consecutive trading days. If Tranche 2 does not vest on the two-year anniversary of the Date of Grant because closing price of the Common Stock was not at or above $7.00 during such two year period, then Tranche 2 will vest on the three-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such three-year period was at or above $7.00 for 20 consecutive trading days. In the event of termination of the Participant’s employment due to the death or Disability of the Participant at any time on or before the two-year anniversary of the Date of Grant, if Tranche 2 has not vested prior to the date of termination, then Tranche 2 will vest on the date of the Participant’s termination if the closing 2 price of the Common Stock was at or above $7.00 for 20 consecutive trading days during the period from Date of Grant through the date of the Participant’s employment.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

On March 29, 2022, the Company retired 8,870 shares of common stock in order to satisfy U.S. payroll tax withholding obligations on restricted stock awards held by our Chief Executive Officer.

No stock options were granted during the three months ended March 31, 2022.

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

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the plan is considered compensatory. During the three months ended March 31, 2022, $32 thousand has been expensed in relation to the non-qualified stock purchase plan.

Shares Held in Treasury

As of March 31, 2022, and December 31, 2021, the Company had 198,956 and 223,956 shares, respectively, held in treasury with a value of approximately $756 thousand and $838 thousand, respectively.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with an exercise price of $2.69.

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same. During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock under this plan.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

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

Details for all stock issuances are discussed in Note 5 – Stockholders’ Equity.

Stock Options

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2021	465,471	$4.38

Granted	-	-

Forfeited/Cancelled/Expired	(28,000)	4.60

Balance as of March 31, 2022	437,471	$4.37

Exercisable as of March 31, 2022	437,471	$4.37	2.5	$55

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

 As of March 31, 2022, the Company had no unvested stock options.

During the three months ended March 31, 2022, and 2021, the Company expensed $0 and $85 thousand, respectively, with respect to options.

As of March 31, 2022, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of March 31, 2022:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value

Unvested at December 31, 2021	44,642	4.31

Granted	39,308	3.18

Vested	(37,142)	4.33

Balance March 31, 2022	46,808	$3.34

As of March 31, 2022, total unrecognized share-based compensation cost related to unvested restricted stock awards was $101 thousand, which is expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes the unvested restricted stock units as of March 31, 2022:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	187,010	4.11

Granted	157,232	3.18

Vested	(145,010)	4.31

Balance March 31, 2022	$199,232	$3.60

As of March 31, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $557 thousand, which is expected to be recognized over a weighted-average period of 0.8 years.

For RSUs with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value of $525 thousand was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

The following table summarizes the unvested performance restricted stock units as of March 31, 2022:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	-	-

Granted	178,282	2.95

Vested	-	-

Balance March 31, 2022	$178,282	$2.95

As of March 31, 2022, total unrecognized share-based compensation cost related to unvested performance restricted stock units was $504 thousand, which is expected to be recognized over a weighted-average period of 3.0 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2022:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2021	3,779,243	$5.89

Granted	-	-

Exercised	-	-

Balance as of March 31, 2022	3,779,243	$5.89	2.8

Exercisable as of March 31, 2022	3,779,243	$5.89	2.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.37 for our common stock on March 31, 2022.

NOTE 7—INCOME TAXES

There are no taxes payable as of March 31, 2022, or December 31, 2021.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been reported in the three months March 31, 2022, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended March 31, 2022.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

NOTE 8—LONG TERM DERIVATIVE LIABILITY

On September 17, 2021, the Company granted two directors restricted stock units (“SPAC RSUs”) with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs vest upon the initial business combination of the SPAC (see Note 2 – Equity Investments) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represents the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which will be paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date. The grant date fair value of the SPAC RSUs for each director was $98 thousand. We perform an assessment at each reporting date to determine if there was a change in fair value using a Monte Carlo Simulation. The assessment considers factors such as, but not limited to, discussions with management, data showing other companies in the industry, plus adjustment to reflect company circumstances. The fair value of the equity instrument is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public shares, and related risk of forfeiture should no business combination occur. As the underlying awards are not the Company’s stock but an unrelated, publicly traded entity’s shares, the Company accounts for the awards under ASC 815 – Derivatives and Hedging, with the expense included in stock-based compensation under General and Administrative expenses in the accompanying Statements of Operations through the vesting date, and as a change in fair value in other income in the accompanying Statements of Operations after the vesting date, but before the settlement date. For the three months ended March 31, 2022, the Company has expensed $55 thousand in relation to these awards. The fair value of the derivative liability was $126 thousand as of March 31, 2022 and $71 thousand as of December 31, 2021.

NOTE 9– CONCENTRATIONS

Revenue

For the three months ended March 31, 2022, and 2021, two customers represented 94% and 97% of revenues respectively.

Accounts Receivable

As of March 31, 2022 and 2021, two customers represented 95% and 90% of accounts receivable respectively.

NOTE 10 – SUBSEQUENT EVENTS

On April 7, 2022, the board of directors (the “Board”) of the Company appointed Mr. Scott Greenberg to serve as Executive Chairman of the Board, and Mr. Marshall Geller to serve as non-Executive Vice Chairman of the Board, effective immediately. On April 7, 2022, in connection with their appointments, Messrs. Greenberg and Geller each received an award of 30,000 restricted stock units, each such unit representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Plan. These restricted stock units, except as otherwise provided in the award agreement, vest on April 7, 2024, in two equal tranches. Tranche 1 will vest on the second or third anniversary of the date of grant if the Company’s common stock prior to such date trades at or above $5.00 for 20 consecutive trading days. Tranche 2 will vest on the second or third anniversary of the date of grant if the Company’s common stock prior to such date trades at or above $7.00 for 20 consecutive trading days. As a result of his appointment, Mr. Greenberg ceased to be an independent director and stepped down as chair of the Board’s Audit Committee and as a member of the Boards’ Compensation Committee.

On April 7, 2022, the Company appointed Mr. Adam H. Stedham to the Board, effective immediately. Mr. Stedham will serve as the chair of the Board’s Audit Committee and as a member of the Board’s Compensation Committee. In connection with his appointment, Mr. Stedham received 28,592 restricted stock unit awards under the 2020 Plan with a grant date fair value equal to $91,781, in accordance with the Company’s director compensation policy. Each restricted stock unit represents the contingent right to receive one share of the Company’s common stock. The restricted stock unit award vests in nine equal monthly installments subject to continuous service as a member of the Board and becomes payable upon separation of Mr. Stedham’s service as a director.

On April 7, 2022, the Company granted each of two its directors an award of 11,250 SPAC RSUs in connection with their continued service to the Company in relation to the SPAC.

On April 12, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the issuance and sale of an aggregate of 880,208 shares of the Company’s common stock, a pre-funded warrant to purchase up to 675,000 shares of our common stock, exercisable immediately with an exercise price of $0.001 and warrants to purchase up to 1,555,208 shares of common stock exercisable for a period of five years commencing October 14, 2022, with an exercise price of $3.215, for gross proceeds to the Company of approximately $5.0 million. In connection with this transaction, the Company paid the placement agent, a cash fee of approximately $400 thousand, including expenses. Four of the Company’s directors, directly or through their affiliates, participated in the offering and acquired an aggregate of 93,312 Common Shares and 93,312 Common Warrants for a cash consideration of approximately $300 thousand.

On April 22, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) whereby it purchased substantially all of the assets and certain specified liabilities of PeriShip, LLC, a value-added logistics partner for time and temperature controlled shipping, via its wholly owned subsidiary, PeriShip Global, LLC.

VerifyMe, Inc.

Notes to the Financial Statements (unaudited)

On April 22, 2022, in connection with the APA, the Company entered into employment agreements with certain key executive officers of PeriShip, LLC. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of 194,044 restricted stock units to each of the executives.

The total consideration paid to PeriShip, LLC in connection with the APA was $10,500 thousand, which consisted of $7,500 thousand in cash paid by the Company; a promissory note payable to PeriShip, LLC for $2,000 thousand, with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the Closing, and the issuance of 305,473 shares of restricted common stock of the Company at $3.2736 per share (the “Stock Consideration”) (representing $1,000 thousand in Stock Consideration) which was the volume weighted average price (VWAP) of the Company’s Common Stock as reported by Nasdaq for the fifteen (15) trading days ending on April 22, 2022.

Also on April 22, 2022, in connection with the execution of the APA, PeriShip Global LLC entered into a lease agreement (the “Lease”), guaranteed by the Company (the “Lease Guarantee”), with Mordo, LLC, a Connecticut limited liability company controlled by the founder and seller of PeriShip, LLC, whereby PeriShip Global, LLC will rent the office space for a term of five years with two options to renew the lease for additional five-year terms. Base rent under the lease is $120 thousand per year, payable in equal monthly installments, with annual escalations of 3% for each year following the initial lease year. Rent during any renewal period will be equal to the greater of the base rent as escalated or fair market rental value as provided in the Lease.

On April 25, 2022 the Company issued 30,000 shares of common stock to an entity for its services in relation to the APA.

In April 2022, upon vesting of the restricted stock awards held by our Chief Financial Officer, the Company withheld and retired 750 shares of common stock in order to satisfy her U.S. payroll tax withholding obligations.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

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

Our Solutions

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

Commercialization Strategy

Our commercialization and sales efforts are focused on six key areas of growth: Cosmetics, Food and Beverages, Nutraceuticals, Cannabis, Apparel and Pharmaceuticals. We believe these areas present particularly attractive markets of our products and services. For example, the U.S. Drug Supply Chain Security Act, requires that by November 2023 the FDA implement a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). We believe this presents a significant opportunity for VerifyMe because our brand protection, serialization and track and trace technologies can provide a layered security foundation for a customer solution in this market and believe our products will provide attractive alternatives to pharmaceutical companies seeking to comply with this legislation and the e-Pedigree requirements.

COVID-19

The COVID-19 pandemic disrupted businesses and affected production and sales across a range of industries, as well as caused volatility in the financial markets, which combined with some timing delays in customer sales ramp-up, negatively impacted our results of operations for the first three months of 2022. The full extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the continued duration and spread of the outbreak, the effectiveness of vaccines against new variants, the availability of vaccines and vaccination rates, and the impact on our customers and employees, all of which are uncertain and cannot be predicted. Please see Item 1A, “Risk Factors- Risks Relating to the COVID-19 Pandemic” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the SEC for additional information regarding certain risks associated with the pandemic.

We are attending sales conferences and in person meetings, however there is no guarantee we will be able to continue due to fluctuations in COVID-19 cases and the development of new variants. We continue to work with our sales representatives to look for alternative ways to communicate effectively and promote sales both with our customers and potential customers. Further, we anticipate that as a result of the continued COVID-19 pandemic, our customers may still require that their programs be cancelled, delayed or reduced. We will continue to work in partnership with our customers to continually assess any potential impacts and opportunities to mitigate risk.

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

As of March 31, 2022, we have accounted for the Sponsor Entity as an equity investment and have elected the fair value option resulting in a fair value gain of $198  thousand included in Other Income, Net in the accompanying Statements of Operations.

We believe our sponsorship of the SPAC will allow us to pursue an equity interest in larger companies and add value without diluting the equity interests of our shareholders.

Results of Operations

Comparison of the three months ended March 31, 2022, and 2021

The following discussion analyzes our results of operations for the three months ended March 31, 2022, and 2021.

Revenue

Revenue for the three months ended March 31, 2022, was $161 thousand, a 14% decrease as compared to $188 thousand for the three months ended March 31, 2021. The decrease in revenue primarily related to $100 thousand project in the personal protective equipment space that did not recur in 2022 due to supply chain issues impacting our customer and changing US demand for the product, partially offset by revenue from new customers using our authentication serialization technology.

Gross Profit

Gross profit for the three months ended March 31, 2022, was $123 thousand, compared to $145 thousand for the three months ended March 31, 2021. The resulting gross margin was 76% for the three months ended March 31, 2022, compared to 77% for the three months ended March 31, 2021. We believe our high gross profit margins demonstrate our business model’s ability to generate profitable growth.

General and Administrative Expenses

General and administrative expenses increased by $375 thousand to $1,465 thousand for the three months ended March 31, 2022, from $1,108 thousand for the three months ended March 31, 2021. The increase is primarily related to an increase of approximately $133 thousand in salaries and number of employees, $125 thousand of professional expenses for the acquisition of PeriShip, LLC and $88 thousand incurred for costs related to our pursuit of other strategic partnerships, mergers and acquisitions.

Research and Development

Research and development expenses were $9 thousand and $5 thousand for the three months ended March 31, 2022, and 2021, respectively.

Sales and Marketing

Sales and marketing expenses increased $52 thousand to $299 thousand for the three months ended March 31, 2022, from $247 thousand for the three months ended March 31, 2021. The increase is associated with an increase in branding and advertising expense as well as an increase in expenses related to trade shows.

Net Loss

Our net loss increased by $179 thousand to $1,394 thousand for the three months ended March 31, 2022, from a net loss of $1,215 thousand for the three months ended March 31, 2021. The increase was primarily due to an increase in the number of employees and higher salaries and costs incurred for targeted acquisitions offset by the fair value gain of $252 thousand on our equity investments. The resulting loss per share for the three months ended March 31, 2022, and March 31, 2021, was $0.19 per diluted share.

Liquidity and Capital Resources

Our operations used $1,001 thousand of cash during the three months ended March 31, 2022, compared to $904 thousand during the comparable period in 2021, relating primarily to an increase in employee headcount.

Cash used in investing activities was $24 thousand during the three months ended March 31, 2022, compared to $131 thousand during the three months ended March 31, 2021. The decrease relates to a decrease in the purchase of intangible assets.

Cash provided by financing activities during the three months ended March 31, 2022, was $36 thousand compared to $8,447 thousand during the three months ended March 31, 2021.  On February 12, 2021, as part of our public offering of an aggregate 1,750,000 shares of common stock, we generated aggregate gross proceeds of $9.3 million and net proceeds of $8.4 million, less underwriting discounts and commissions and other offering expenses, including the partial exercise of the over-allotment option resulting in gross proceeds of $530 thousand.

In November 2020, we announced a share repurchase program to spend up to $1.5 million to repurchase shares of our common stock until August 16, 2021. On August 12, 2021, this program was extended to expire on August 16, 2022. All other terms and conditions remained the same. To date, 216,945 shares have been purchased for a total of $725 thousand and a remaining $775 thousand may be purchased under the program.

On April 14, 2022, as part of our Securities Purchase Agreement, we issued 880,208 shares of common stock, a pre-funded warrant to purchase up to 675,000 shares of our common stock, with an exercise price of $0.001 and warrants to purchase up to 1,555,208 shares of common stock, with an exercise price of $3.215, and generated aggregate gross proceeds of approximately $5.0 million and net proceeds of approximately $4.6 million, less placement agent commissions and expenses.

While we expect revenues to increase, we expect continued negative cash flows in 2022, as we incur increased costs associated with expanding our business. We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue, however as we continue to look at potential acquisitions, we may issue debt or additional equity.

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

Derivative Liability

We have accounted for our two directors restricted stock units in the SPAC RSUs as a long-term derivative liability as the underlying awards are not the Company’s stock but an unrelated, publicly traded entity’s shares. We perform an assessment at each reporting date to determine if there was a change in fair value using a Monte Carlo Simulation. The assessment considers factors such as, but not limited to, discussions with management, data showing other companies in the industry, plus adjustment to reflect company circumstances.

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

For RSUs with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended March 31, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have an inherit material weakness in controls due to a lack of segregation of duties, resulting from limited staffing in our accounting department. Management has been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively and has hired additional personnel to address its staffing needs. Management believes that it has taken action that will remediate the material weakness identified above. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2022.

(b) Changes in internal control over financial reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted herein.

We have engaged, and may engage in future, acquisitions or strategic partnerships that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For example, in April 2022, we acquired the assets of PeriShip, LLC (“PeriShip”) through our wholly owned subsidiary PeriShip Global, LLC. To realize the anticipated benefits of the PeriShip acquisition, we must successfully integrate PeriShip’s business with ours. The integration of PeriShip’s business and any potential acquisition or strategic partnership entails numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of indebtedness or contingent liabilities;
•	dilution of our stockholders due to the issuance of additional equity securities to the executive officers of PeriShip;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships; and
•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

At the time the SPAC enters into an agreement for its initial business combination, it will not know how many shareholders may exercise their redemption rights and, therefore, it will need to structure the transaction based on its expectations as to the number of shares that will be submitted for redemption. If the initial business combination agreement requires it to use a portion of the cash in the trust account to pay the purchase price, or requires it to have a minimum amount of cash at closing, it will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. Changing market conditions, including increased volatility, may cause SPAC shareholders to exercise their redemption rights at higher rates than they have historically. In addition, if a larger number of shares is submitted for redemption than initially expected, the SPAC may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels, and may not be available on favorable terms, or at all. The above considerations may limit the SPAC’s ability to complete a business combination on favorable terms, or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
01/01/2022-01/31/2022	-	-	-	$775
02/01/2022-02/28/2022	-	-	-	$775
03/01/2022-03/31/2022	-	-	-	$775
Total	-	-	-	$775

(1)	Purchases made pursuant to the Company’s share repurchase program announced on November 17, 2020, pursuant to which the Company is authorized to purchase up to $1.5 million worth of shares of its common stock. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. All other terms and conditions remained the same.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information included under the heading Share Repurchase Plan of Part II–Item 2–Unregistered Sales of Equity Securities and Use of Proceeds of this form 10-Q, is incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement with Patrick White, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.2	Employment Agreement with Keith Goldstein, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.3	Employment Agreement with Margaret Gezerlis, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.4	Employment Agreement with Nancy Meyers, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K file on February 22, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 11, 2022	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

