Form 10-Q
period 2022-06-30
VerifyMe, Inc.
filed 2022-08-15
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,467,046 shares of common stock outstanding at August 10, 2022.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated
Balance Sheets

(In thousands, except share data)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,751	$9,422
Accounts Receivable, net of allowance for credit loss reserve, $13 and $0 as of June 30, 2022 and December 31, 2021, respectively	1,738	297
Unbilled revenue	622	-
Prepaid expenses and other current assets	234	152
Short term Investments	94	88
Inventory	59	52
TOTAL CURRENT ASSETS	6,498	10,011

INVESTMENTS
Equity investment	$-	$10,964

PROPERTY AND EQUIPMENT, NET	351	204

RIGHT OF USE ASSET	531	-

INTANGIBLE ASSETS, NET	6,517	509

GOODWILL	4,092	-

OTHER ASSETS	106	-

TOTAL ASSETS	$18,095	$21,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of debt	$500	$-
Accounts payable	1,406	341
Other accrued expenses	567	109
Lease liability- current	116	-
TOTAL CURRENT LIABILITIES	2,589	450

LONG-TERM LIABILITIES
Long-term portion of debt	$1,500	$-
Long-term lease liability	416	-
Long term derivative liability	-	71

TOTAL LIABILITIES	$4,505	$521

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and
0 shares issued and outstanding as of December 31, 2021	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2022 and
December 31, 2021, respectively	-	-

Common stock, $.001 par value; 675,000,000 authorized; 8,666,002 and 7,420,633 issued, 8,467,046 and 7,196,677 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	9	7

Additional paid in capital	92,347	86,059

Treasury stock as cost; 198,956 and 223,956 shares at June 30, 2022 and December 31, 2021, respectively	(756)	(838)

Accumulated deficit	(78,010)	(64,061)

STOCKHOLDERS' EQUITY	13,590	21,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,095	$21,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

NET REVENUE	$4,497	$124	$4,658	$312

COST OF REVENUE	2,812	26	2,850	69

GROSS PROFIT	1,685	98	1,808	243

OPERATING EXPENSES
General and administrative (a)	2,535	1,217	4,000	2,325
Research and development	25	12	34	17
Sales and marketing (a)	447	297	746	544
Total Operating expenses	3,007	1,526	4,780	2,886

LOSS BEFORE OTHER EXPENSE	(1,322)	(1,428)	(2,972)	(2,643)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	(23)	-	(22)	-
Loss on equity investments	(11,210)	-	(10,958)	-
Other income	-	-	3	-
Payroll Protection Program Debt Forgiveness	-	70	-	70
TOTAL OTHER (EXPENSE) INCOME, NET	(11,233)	70	(10,977)	70

NET LOSS	$(12,555)	$(1,358)	$(13,949)	$(2,573)

LOSS PER SHARE
BASIC	$(1.53)	$(0.18)	$(1.81)	$(0.37)
DILUTED	$(1.53)	$(0.18)	$(1.81)	$(0.37)
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	8,218,964	7,391,864	7,699,324	6,991,690
DILUTED	8,218,964	7,391,864	7,699,324	6,991,690

(a)	Includes share-based compensation of $312 thousand and $741 thousand for the three and six months ended June 30, 2022, respectively, and $569 thousand and $1,007 thousand for the three and six months ended June 30, 2021, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,949)	$(2,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	13	-
Stock based compensation	92	23
Fair value of options in exchange for services	-	85
Fair value of restricted stock awards issued in exchange for services	173	565
Fair value of restricted stock units issued in exchange for services	477	277
Payroll Protection Program debt forgiveness	-	(70)
Fair value loss on equity investments	10,958	-
Amortization and depreciation	243	55
Changes in operating assets and liabilities:
Accounts receivable	(619)	(112)
Unbilled revenue	(622)	-
Due from related parties	-	(15)
Inventory	(7)	1
Prepaid expenses and other current assets	(77)	57
Accounts payable, other accrued expenses and leases	693	39
Net cash used in operating activities	(2,625)	(1,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties deposit and reimbursable expenses on investment	$-	$(2,937)
Purchase of patents	(25)	(55)
Purchase of equipment for lease	-	(45)
Purchase of equity investment	-	(11)
Acquisition of PeriShip	(7,500)	-
Deferred implementation costs	(106)	-
Capitalized software costs	-	(77)
Net cash used in investing activities	(7,631)	(3,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$4,552	$8,447
Repayment of note payable	-	(3)
Proceeds from Stock Purchase Plan	67	-
Increase in treasury shares (share repurchase program)	-	(228)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(34)	-
Net cash provided by financing activities	4,585	8,216

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,671)	3,423
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,422	7,939

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,751	$11,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use asset and lease liability during the period	$552	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at March 31, 2021	-	-	0.85	-	7,359,042	7	84,983	7,011	(113)	(68,888)	15,989
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	65,691	-	350	-	-	-	350
Restricted stock units	-	-	-	-	-	-	149	-	-	-	149
Common stock issued for services	-	-	-	-	3,261	-	13	-	-	-	13
Repurchase of common stock	-	-	-	-	(67,516)	-	-	67,516	(228)	-	(228)
Net loss	-	-	-	-	-	-	-	-	-	(1,358)	(1,358)
Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at March 31, 2022	-	-	0.85	-	7,252,115	7	86,387	198,956	(756)	(65,455)	20,183
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	(750)	-	31	-	-	-	31
Restricted stock units	-	-	-	-	-	-	274	-	-	-	274
Stock purchase plan	-	-	-	-	-	-	35	-	-	-	35
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,550	-	-	-	4,552
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	974
Net loss	-	-	-	-	-	-	-	-	-	(12,555)	(12,555)
Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	(78,010)	13,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	75,691	-	565	-	-	-	565
Restricted stock units	-	-	-	-	-	-	277	-	-	-	277
Common stock issued for services	-	-	-	-	5,426	-	23	-	-	-	23
Common stock issued in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Repurchase of Common Stock	-	-	-	-	(67,516)	-	-	67,516	(228)	-	(228)
Net loss	-	-	-	-	-	-	-	-	-	(2,573)	(2,573)
Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	139	-	-	-	139
Restricted stock units	-	-	-	-	-	-	477	-	-	-	477
Stock purchase plan	-	-	-	-	-	-	67	-	-	-	67
Common stock issued in relation to stock purchase plan	-	-	-	-	25,000	-	(15)	(25,000)	82	-	67
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,550	-	-	-	4,552
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	974
Net loss	-	-	-	-	-	-	-	-	-	(13,949)	(13,949)
Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	(78,010)	13,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, together with its wholly owned subsidiary, (the “Company,” “we,” “us,” or “our”) is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

VerifyMe is a technology solutions provider specializing in products to connect brands with consumers and, through our wholly owned subsidiary, PeriShip Global, LLC (”PeriShip Global”) provides brands with high-touch, end-to-end logistics management for their products. Our operations are split into two segments: VerifyMe Solutions and PeriShip Global Solutions. Through our VerifyMe Solutions segment our technologies give consumers the ability to authenticate products prior to use and brand owners the ability to connect to their consumers and gather business intelligence.  VerifyMe technologies provide brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. Through our PeriShip Global Solutions segment we provide logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, and flight status monitoring systems, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events which are managed by a call center. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2021, reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company has two reportable segments, namely, (i) VerifyMe Solutions and (ii) PeriShip Global Solutions. . See Note 13 Segment Reporting, for further discussion of the Company’s segment reporting structure.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (“CECL”), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2022, with early adoption permitted. The Company has elected to early adopt ASU 2016-13, as of January 1, 2022, and the impact has been disclosed on the face of the Consolidated Balance Sheets. The Company’s accounts receivable is currently the only financial instrument subject to the new CECL model. The Company has considered relevant internal and/or external information about past events, e.g., historical loss experience with similar assets, current conditions, and reasonable and supportable forecasts that affect the expected collectability of the reported amount of financial assets in determining the credit loss.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2021 and June 30, 2022.

Amounts in Thousands ('000)
	Short Term Investment	Equity Investment	Derivative Liability
	(Level 1)	(Level 3)	(Level 3)

Balance as of December 31, 2021	$88	10,964	(71)

Realized loss on fair value recognized in other (expense)/income	-	(10,964)	-

Unrealized gain on fair value recognized in other (expense)/income	6	-	-

Realized gain on fair value recognized in share based compensation	-	-	71

Balance at June 30, 2022	$94	$-	$-

Variable Interest Entity

The Company has determined that G3 VRM Acquisition Corp. (NASDAQ: GGGVU) (the “SPAC”, see Note 2 – Equity Investments), a Delaware corporation and special purpose acquisition company, was a variable interest entity (“VIE”) in which the Company had a variable interest but is not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it was not the primary beneficiary of the VIE and as such, did not consolidate the SPAC. The Company reassess its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity. The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO, and the Company has made the decision not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC has dissolved, and liquidated according to its charter. The SPAC redeemed 100% of the public shares for cash, the rights have expired worthless, and after provisions are made for dissolution of the SPAC it is anticipated that the founder shares and the private placement securities will be worthless.

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity investment in the SPAC (see Note 2 – Equity Investments) and its equity security under short term investment on the balance sheets, as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gains or losses of the fair value of the equity investments are included in Loss on equity investments on the accompanying Consolidated Statements of Operations.

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

☐	identify the contract with a customer;
☐	identify the performance obligations in the contract;
☐	determine the transaction price;
☐	allocate the transaction price to performance obligations in the contract; and
☐	recognize revenue as the performance obligation is satisfied.

During the three and six months ended June 30, 2022, the Company’s revenues primarily consisted of revenue related to our shipping logistics services generated by our subsidiary PeriShip Global.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

Business Combinations

The Company applies the provisions of Accounting Standard Codification (“ASC”) Topic 805, Business Combinations, in the accounting for business acquisitions. ASC 805 requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

For each of the three and six months ended June 30, 2022, and 2021, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and six months ended June 30, 2022, there were approximately 5,596,000 anti-dilutive shares consisting of 727,000 unvested restricted stock units and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 3,713,000 shares issuable upon exercise of warrants, 675,000 shares issuable upon exercise of pre-funded warrants, and 144,000 shares issuable upon conversion of preferred stock.  For the three and six months ended June 30, 2021, there were approximately 4,338,000 anti-dilutive shares consisting of 465,000 shares issuable upon exercise of stock options, 3,779,000 shares issuable upon exercise of warrants, 144,000 shares issuable upon conversion of preferred stock.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. For performance restricted stock units with stock price appreciation targets (see Note 7 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

NOTE 2 – EQUITY INVESTMENTS

On February 26, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation that was the founder of the “SPAC” that was being co-sponsored by the Company.  The SPAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On April 12, 2021, the Sponsor Entity converted to a Delaware limited liability company, changed its name to “G3 VRM Holdings LLC” and a co-sponsor was added as a member of the Sponsor Entity resulting in an equity interest of 44.40% attributed to the Company. On July 6, 2021, the SPAC consummated the IPO of 10,626,000 units (the “Units”), including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $106,260 thousand. Each Unit consisted of one share of SPAC common stock, $0.0001 par value, and one right to receive one-tenth (1/10) of a share of SPAC common stock upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, the SPAC consummated the Private Placement of an aggregate of 569,410 Units with the Sponsor Entity purchasing 516,280 Units and Maxim Partners LLC purchasing 53,130 Units, generating total proceeds of $5,694 thousand. Of this amount, the Company was the indirect beneficial owner of 229,228 Units purchased by the Sponsor Entity for a total of $2,581 thousand. Upon consummation of the IPO, VerifyMe, as co-sponsor, indirectly through the Sponsor Entity, beneficially owned approximately 9.42% of the outstanding shares of the SPAC, which shares were subject to forfeiture upon certain conditions and restrictions on transfer.

As a result of ceasing to have a controlling financial interest in the Sponsor Entity on April 12, 2021, the Company accounted for the Sponsor Entity as an equity investment and has elected the fair value option.

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Company decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC has dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash on July 19, 2022, the rights have expired worthless, and after provisions are made for dissolution of the SPAC it is anticipated that the founder shares and private placement securities will be worthless. The documentation to liquidate the SPAC was filed on July 29, 2022, no distributions are currently anticipated to be made to the Sponsors, and final distributions to the Sponsors, if any, are expected to take place in the third quarter of 2022.

The fair value of the equity investment was $0 million as of June 30, 2022, and $11.0 million as of December 31, 2021. The fair value of the equity investment was classified as Level 3 in the fair value hierarchy as the calculation was dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur. The Company recognized a loss on equity investments of $10,964 thousand for the six months ended June 30, 2022, included in the Loss on equity investments in the accompanying Consolidated Statements of Operations.

The following table presents summary financial information of the Sponsor Entity. Such summary information has been provided herein based upon the individual significance of the equity investment to the financial information of the Company.

	Amounts in Thousands ('000)
	June 30, 2022	December 31, 2021
Total Assets	$108,403	$109,043
Total Liabilities	23	3,730
Mezzanine Equity and Stockholders' Deficit	108,380	105,313

	Amounts in Thousands ('000)
	Six Months Ended June 30,
	2022	2021
Operating Loss	805	2
Net Loss	652	2

In December 2021, the Company acquired 8,841 10% cumulative convertible Series D preferred stock at a price of $10.00 as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three and six months ended June 30, 2022 a fair value loss of $48 thousand and a gain of $6 thousand, was recognized, respectively and included in loss on equity investments, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $94 thousand as of June 30, 2022 and $88 thousand as of December 31, 2021. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	VerifyMe		PeriShip Global		Consolidated
Revenue	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021

Proactive services	$-	-	$3,315	-	$3,315	$-
Premium services	-	-	916	-	916	-
Brand protection services	266	124	-	-	266	124
	$266	$124	$4,231	$-	$4,497	$124

	VerifyMe		PeriShip Global		Consolidated
Revenue	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021

Proactive services	$-	-	$3,315	-	$3,315	$-
Premium services	-	-	916	-	916	-
Brand protection services	427	312	-	-	427	312
	$427	$312	$4,231	$-	$4,658	$312

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the 30 days. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2022 were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2022, we did not have any capitalized sales commissions.

NOTE 4 – BUSINESS COMBINATION

PeriShip LLC

On April 22, 2022, we acquired, through our wholly owned subsidiary PeriShip Global, the business and certain assets of PeriShip, LLC (“PeriShip”), a service provider of value-added time and temperature sensitive package management.  PeriShip Global provides shipping logistics services utilizing its proprietary predictive analytics software and supporting call center services.  Using its proprietary IT platform, the Company provides real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the PeriShip Global segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	7,500
Promissory note	2,000
Stock (issuance of 305,473 shares of common stock) (a)	974
Total purchase price	10,474

		Amortization
		Period
Purchase price allocation:
Accounts receivable, net	836
Prepaid expenses	5
Developed Technology	3,120	6 years
Trade Names/Trademarks	1,096	13 years
Customer Relationships	1,923	10 years
Non-Compete Agreement	41	1 year
Property and Equipment, net	193
Goodwill	4,092
Accounts payable and other accrued expenses	(832)
	10,474

(a)Stock issued was calculated based on the 15 days prior to April 22, 2022, volume-weighted average price (“VWAP”) calculated at $3.2736

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the acquisition discussed above for the three and six months ended June 30, 2022, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 22, 2022,

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2021, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company during the periods presented.

The below table summarizes proforma financial information for the Company, and the acquired PeriShip business, assuming the acquisition date of Periship occurred on January 1, 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2022	2021	2022	2021

Revenues	$5,343	$4,806	$10,479	$12,178
Net loss	$(12,499)	$(456)	$(13,847)	$(1,457)

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

Goodwill represents costs in excess of values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill is deemed to have an indefinite life and is not amortized but is tested for impairment annually, and at any time when events suggest an impairment more likely than not has occurred. We test goodwill at the reporting unit level.

ASC Topic 350, Intangibles - Goodwill and Other (ASC Topic 350), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles - Goodwill and Other. We determined that we have two reporting units for purposes of goodwill impairment testing, which represent our two reportable business segments, as discussed below.

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2022, were as follows (in thousands):

	VerifyMe	PeriShip Global	Total
Net book value at
January 1, 2022	$-	$-	$-

2022 Activity
Acquisition	-	4,092	4,092

Net book value at
June 30, 2022	$-	$4,092	$4,092

Intangible Assets Subject to Amortization

Our intangible assets include amounts recognized in connection with patents and trademarks, capitalized software and acquisitions, including customer relationships, tradenames, developed technology and non-compete agreements. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	$1,828	$(389)	$1,439
Capitalized Software	206	(70)	136
Customer Relationships	1,923	(36)	1,887
Developed Technology	3,120	(98)	3,022
Non-Compete Agreement	41	(8)	33
	$7,118	$(601)	$6,517
December 31, 2021
Patents and Trademarks	$707	$(354)	$353
Capitalized Software	206	(50)	156
Customer Relationships	-	-	-
Developed Technology	-	-	-
Non-Compete Agreement	-	-	-
	$913	$(404)	$509

Amortization expense for intangible assets was $197 thousand and $29 thousand for the six months ended June 30, 2022, and 2021 respectively.

Patents and Trademarks

As of June 30, 2022, the current patent and trademark portfolios consist of twelve granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, fifteen registered U.S. trademarks (of which eight trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and twenty-two pending US and foreign trademark applications.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Year	June 30, 2022
2022 (six months remaining)	$458
2023	881
2024	869
2025	843
2026	833
Thereafter	2,633
$6,517

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $34 thousand and $173 thousand related to restricted stock awards for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company expensed $407 thousand and $622 thousand, respectively, related to restricted stock awards.

The Company expensed $274 thousand and $477 thousand related to restricted stock units for the three and six months ended June 30, 2022, and $149 thousand and $277 thousand related to restricted stock units for the three and six months ended June 30, 2021.

During the six months ended June 30, 2022, and 2021, the Company issued 30,000 and 5,426 shares of common stock in relation to services with a stock-based compensation expense of $96 thousand and $23 thousand, respectively.

On April 22, 2022, 305,473 shares of common stock were issued in relation to the acquisition of the PeriShip business, see Note 4 – Business Combinations, for details.

On April 22, 2022, the Company, as part of the acquisition of the business of PeriShip, LLC, entered into employment agreements with three executives effective as of April 22, 2022. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of performance restricted stock units (“Performance RSUs”) to each of the executives with a grant date value as of April 22, 2022, equal to their respective base salary for a total of 194,044 restricted stock units with a fair value on grant date of $571 thousand.

The Performance RSUs vest as follows: 50% of the RSUs (“Tranche 1”) will vest on the two-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such two-year period was at or above $5.00 for 20 consecutive trading days. If Tranche 1 does not vest on the two-year anniversary of the Date of Grant because closing price of the Common Stock was not at or above $5.00 during such two year period, then Tranche 1 will vest on the three-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such three-year period was at or above $5.00 for 20 consecutive trading days. In the event of termination of the Participant’s employment due to the death or Disability of the Participant at any time on or before the two-year anniversary of the Date of Grant, if Tranche 1 has not vested prior to the date of termination, then Tranche 1 will vest on the date of the Participant’s termination if the closing price of the Common Stock was at or above $5.00 for 20 consecutive trading days during the period from Date of Grant through the date of the Participant’s employment. 50% of the RSUs (“Tranche 2”) will vest on the two-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such two-year period was at or above $7.00 for 20 consecutive trading days. If Tranche 2 does not vest on the two-year anniversary of the Date of Grant because closing price of the Common Stock was not at or above $7.00 during such two year period, then Tranche 2 will vest on the three-year anniversary of the Date of Grant if the Participant has remained in continuous employment with the Company through such date and the closing price of the Common Stock during such three-year period was at or above $7.00 for 20 consecutive trading days. In the event of termination of the Participant’s employment due to the death or Disability of the Participant at any time on or before the two-year anniversary of the Date of Grant, if Tranche 2 has not vested prior to the date of termination, then Tranche 2 will vest on the date of the Participant’s termination if the closing price of the Common Stock was at or above $7.00 for 20 consecutive trading days during the period from Date of Grant through the date of the Participant’s employment.

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

On April 15, 2022, the Company withheld and retired 750 shares of common stock in order to satisfy U.S. payroll tax withholding obligations on restricted stock awards held by our Chief Financial Officer.

On April 12, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the selling stockholder and certain directors, providing for the issuance and sale to purchasers therein of an aggregate of 880,208 shares of our common stock, pre-funded warrants to purchase up to 675,000 shares of our common stock, and warrants to purchase up to 1,555,208 shares of our common stock, for gross proceeds to us of approximately $5.0 million and net proceeds of $4.6 million. The pre-funded warrant is exercisable immediately and shall terminate when fully exercised and has an exercise price of $0.001 per share. The warrants will be exercisable for a period of five years commencing six months from the date of issuance and have an exercise price of $3.215 per share. Both the pre-funded warrants and warrants contain price adjustment provisions which may, under certain circumstances, reduce the applicable exercise price. The transaction closed on April 14, 2022.

Four of our directors, participated in the offering as purchasers and acquired an aggregate of 93,312 shares of our common stock and warrants to purchase an aggregate of 93,312 shares of our common stock.

Effective April 7, 2022, the Company approved restricted stock units or restricted stock awards, for a non-employee director, with a grant date fair value equal to $92 thousand. The award will vest in nine equal monthly installments subject to the non-employee director’s continued service on the Board of Directors and become payable upon separation of the non-employee director’s service as a director. In April 2022, a total of 28,592 restricted stock units were issued to the non-employee director.

On April 7, 2022, the Compensation Committee of the Board approved grants of 30,000 Performance RSUs each to two of the board members with a grant date fair value amount of $178 thousand as of April 7, 2022.

On March 29, 2022, the Company withheld and retired 8,870 shares of common stock in order to satisfy U.S. payroll tax withholding obligations on restricted stock awards held by our Chief Executive Officer.

On February 16, 2022, the Company, as part of the development and implementation of the Company’s strategic initiatives, entered into employment agreements with its Chief Executive Officer, President & Chief Operating Officer, Executive Vice President & Chief Financial Officer, Chief Technology Officer and Senior VP of Finance and Investor Relations, each with effect as of February 15, 2022. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of Performance RSUs to each of the executives, for a total of 178,282 restricted stock units with a grant date fair value of $525 thousand as of February 16, 2022, equal to their respective base salary multiplied by their respective annual equity award eligibility percentage ranging from 50% to 70%. 50% of the Performance RSUs.

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

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the plan is considered compensatory. During the three and six months ended June 30, 2022, $35 thousand and $67 thousand, respectively, have been expensed in relation to the non-qualified stock purchase plan.

Shares Held in Treasury

As of June 30, 2022, and December 31, 2021, the Company had 198,956 and 223,956 shares, respectively, held in treasury with a value of approximately $756 thousand and $838 thousand, respectively.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with an exercise price of $2.69.

Shares Repurchase Program

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022, and effective July 1, 2022, terminated the existing share repurchase program and replaced it with a new program allowing the Company to purchase shares of common stock up to $1.5 million, provided the price per common share does not exceed $5.00, for the next twelve months (see Note 14 – Subsequent Events). During the six months ended June 30, 2022, the Company did not repurchase any shares of common stock under this plan.

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

Details for all stock issuances are discussed in Note 6 – Stockholders’ Equity.

Stock Options

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2021	465,471	$4.38

Granted	-	-

Forfeited/Cancelled/Expired	(128,000)	3.74

Balance as of June 30, 2022	337,471	$4.63

Exercisable as of June 30, 2022	337,471	$4.63	2.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

 As of June 30, 2022, the Company had no unvested stock options.

During the three months ended June 30, 2022, and 2021, the Company expensed $0 and $0 thousand, respectively, with respect to options. During the six months ended June 30, 2022, and 2021, the Company expensed $0 and $85 thousand, respectively, with respect to options.

As of June 30, 2022, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of June 30, 2022:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value

Unvested at December 31, 2021	44,642	4.31

Granted	39,308	3.18

Vested	(42,142)	4.32

Balance June 30, 2022	41,808	$3.24

As of June 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock awards was $67 thousand, which is expected to be recognized over a weighted-average period of 0.5 years.

The following table summarizes the unvested restricted stock units as of June 30, 2022:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	187,010	4.11

Granted	185,824	3.18

Vested	(145,010)	4.31

Balance June 30, 2022	$227,824	$3.23

As of June 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $375 thousand, which is expected to be recognized over a weighted-average period of 0.5 years.

For RSUs with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value of each grant was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the derived service period and there is no ongoing adjustment or reversal based on actual achievement during the period.

The following table summarizes the unvested performance restricted stock units as of June 30, 2022:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	-	-

Granted	432,326	2.95

Vested	-	-

Balance June 31, 2022	$432,326	$2.95

As of June 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $1,160 thousand, which is expected to be recognized over a weighted-average period of 2.73 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2022:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2021	3,779,243	$5.89

Granted	1,590,150	3.14

Expired	(101,679)	7.20

Balance as of June 30, 2022	5,267,714	$5.03	3.4

Exercisable as of June 30, 2022	3,712,506	$5.79	2.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.96 for our common stock on June 30, 2022.

For the six months ended June 30, 2022, the Company granted 39,942 warrants to warrant holders pursuant to anti-dilution provisions, 1,555,208 warrants in conjunction with the Securities Purchase Agreement (see Note 6 – Stockholders’ Equity). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Pre-funded Warrants

On April 14, 2022, in connection with our Securities Purchase Agreement (see Note 6 – Stockholders’ Equity), the Company issued 675,000 pre-funded warrants to purchase up to an aggregate of 675,000 shares of common stock at a purchase price of $3.214 per pre-funded warrant, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant.

The pre-funded warrants do not expire and are immediately exercisable at any time. A holder will not be entitled to exercise any portion of any pre-funded warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% to 9.99% following such exercise.

In the event of certain fundamental transactions, the holders of the pre-funded warrants will be entitled to receive upon exercise of the pre-funded warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the pre-funded warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the pre-funded warrants. Per ASC 480, Distinguishing Liabilities from Equity, states that when there is a conditional redemption future, and such event becomes certain to occur, the fair value of the pre-funded warrants would become a liability. As no such trigger event has occurred or is certain to occur, the pre-funded warrants were determined to be equity classified; accordingly, proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The determination for classifying the warrants in equity is evaluated at each reporting. The evaluation was made at this reporting period ended June 30, 2022, and the Company concluded that the warrants are appropriately classified as equity.

None of the pre-funded warrants were exercised for the six months ended June 30, 2022, and therefore remain outstanding as of June 30, 2022.

NOTE 8—DEBT

On April 22, 2022, the Company issued a $2.0 million unsecured promissory note through our subsidiary PeriShip Global as part of the acquisition of the business of PeriShip, LLC. The note has a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing. The promissory note may be accelerated by the holder upon an Event of Default, as defined in the promissory note. Pursuant to the Guaranty, the Company unconditionally guaranteed to PeriShip the prompt and unconditional payment of the promissory note and any interest thereon, whether at stated maturity, by acceleration or otherwise, any and all sums of money that, at the time, may have become due and payable under the provisions of the promissory note, and all expenses that may be paid or incurred by the Seller in the collection of any portion of the promissory note or enforcement thereof, including reasonable attorney’s fees. As of June 30, 2022, our short term debt outstanding under the term of the promissory note was $0.5 million and total long-term debt outstanding under the term of the promissory note was $1.5 million.

NOTE 9—INCOME TAXES

There are no taxes payable as of June 30, 2022, or December 31, 2021.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending June 30, 2022, due to the uncertainty surrounding the realizability of the benefit.

Utilization of the net operating loss (NOL) carryforwards may be subject to a substantial annual limitation due to ownership changes that could occur in the future, as required by Section 382 of the IRC, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the IRC results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended June 30, 2022.

The Company acquired certain assets and the business of PeriShip LLC on April 22, 2022. Intangible assets have been established in the amount of $6,180 thousand for patents and trademarks, customer relationships, developed technology, and a non-compete agreement. These assets will be amortized over 15 years for tax purposes, while for book purposes they will be amortized over varying useful lives ranging from 1 to 13 years. In addition, goodwill of $4,092 thousand was established. Goodwill is not amortizable for book purposes but is amortizable for tax over a period of 15 years. These timing differences will result in the creation of deferred tax assets in future quarters. As of June 30, 2022, the differences are not material. See Note 5. Intangible Assets and Goodwill.

NOTE 10—LONG TERM DERIVATIVE LIABILITY

On April 7, 2022, the Company granted two directors 11,250 restricted stock units each (“SPAC RSUs”) with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs vest upon the initial business combination of the SPAC (see Note 2 – Equity Investments) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represents the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which would have been paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date.

On September 17, 2021, the Company granted two directors SPAC RSUs with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs vest upon the initial business combination of the SPAC (see Note 2 – Equity Investments) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represents the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which will be paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date. The grant date fair value of the SPAC RSUs for each director was $98 thousand. We perform an assessment at each reporting date to determine if there was a change in fair value using a Monte Carlo Simulation. The assessment considers factors such as, but not limited to, discussions with management, data showing other companies in the industry, plus adjustment to reflect company circumstances. The fair value of the equity instrument is classified as Level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of the SPAC’s public shares, and related risk of forfeiture should no business combination occur. As the underlying awards are not the Company’s stock but an unrelated, publicly traded entity’s shares, the Company accounts for the awards under ASC 815 – Derivatives and Hedging, with the expense included in stock-based compensation under General and Administrative expenses in the accompanying Consolidated Statements of Operations through the vesting date, and as a change in fair value in other income in the accompanying Consolidated Statements of Operations after the vesting date, but before the settlement date.

In June 2022, the Company decided not to fund the extension for the time that the SPAC had to complete its initial business combination. As a result, the SPAC has dissolved and liquidated in accordance with its charter and under ASC 815, the derivative instrument is terminated. As a result, the SPAC RSUs were forfeited. For the six months ended June 30, 2022, the Company has recorded the effect of termination to reduce the fair value and recorded a credit to share-based compensation expense of $(126) thousand in relation to these awards. The fair value of the derivative liability was $0 as of June 30, 2022, and $71 thousand as of December 31, 2021.

NOTE 11– LEASES

The Company accounts for its leases under Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Our current long-term lease includes an option to extend the term of the lease prior to the end of the initial term. It is not reasonably certain that we will exercise the option and have not included the impact of the option in the lease term for purposes of determining total future lease payments. As our lease agreement does not explicitly state the discount rate implicit in the lease, we use our promissory note borrowing rate to calculate the present value of future payments.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. For our real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. For all other types of leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.

We have operating leases for office facilities. We do not have any finance leases.

Lease expense is included in General & Administrative Expenses on the Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$21	$-	$21	$-
Short-term lease cost	3	2	7	6
Total lease costs	$24	2	$28	6

Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Operating Lease right-of-use asset	$531	$-

Current portion of operating lease liabilities	$116	$-
Non-current portion of operating lease liabilities	416	-
Total operating lease liabilities	$532	$-

Cash paid for amounts included in the measurement of operating lease liabilities	$20	$-

Right-of-use assets obtained in exchange for operating lease liabilities	$552	$-

Weighted-average remaining lease term for operating leases (years)	4.8
Weighted average discount rate for operating leases	6.0%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of June 30, 2022 (in thousands):

Year ended December 31,
2022 (Excluding six months ended June 2022)	$60
2023	122
2024	126
2025	130
2026	134
Thereafter	45
Total future lease payments	617
Less: imputed interest	(85)
Present value of future lease payments	532
Less: current portion of lease liabilities	(116)
Long-term lease liabilities	$416

NOTE 12– CONCENTRATIONS

For the three months ended June 30, 2022, one customer represented 17% of revenues. For the three months ended June 30, 2021, three customers represented 97% of revenues. During the six months ended June 30, 2022, one customer represented 17% of revenues and three customers represented 84% of revenues for the six months June 30, 2021.

As of June 30, 2022, one customer made up 38% of accounts receivable. As of June 30, 2021, two customers represented 94% of accounts receivable.

During the three and six months ended June 30, 2022, one vendor accounted for 99% and 99% of transportation cost, respectively in our Periship Global Solutions segment.

NOTE 13 – SEGMENT REPORTING

As of June 30, 2022, we operated through two reportable business segments: (i) VerifyMe Solutions and (ii) PeriShip Global Solutions.

VerifyMe Solutions. This segment specializes in solutions that connect brands with consumers through their products. Consumers can authenticate products with their smart phone prior to usage through our software allowing brand owners the ability to gather business intelligence while engaging directly with their consumers. Our solutions provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We offer consumer engagement capabilities, custom printing of tamper evident labels, and utilization of visible variable codes and invisible images and variable codes printed with our proprietary inks comprised of a rare earth mineral. We have developed and patented a dual-code technology that we believe can connect digital non-fungible (“NFTs”) to physical products.

PeriShip Global Solutions: This segment offers a value-added service provider for time and temperature sensitive parcel management. We provide shipping logistics services utilizing proprietary predictive analytics software and supporting call center services. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, restructuring charges, other expense, interest expense, gain on equity investments and income tax expense.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
VerifyMe Solutions	$266	124	$427	312
PeriShip Global Solutions	4,231	-	4,231	-
	$4,497	$124	$4,658	$312

Gross Profit
VerifyMe Solutions	$176	$98	$299	$243
PeriShip Global Solutions	1,509	-	1,509	-
	1,685	98	1,808	243

General and administrative (a)	2,535	1,217	4,000	2,325
Research and development	25	12	34	17
Sales and marketing (a)	447	297	746	544
LOSS BEFORE OTHER (EXPENSE) INCOME	(1,322)	(1,428)	(2,972)	(2,643)
OTHER (EXPENSE) INCOME	(11,233)	70	(10,977)	70
NET LOSS	$(12,555)	$(1,358)	$(13,949)	$(2,573)

NOTE 14 – SUBSEQUENT EVENTS

Effective July 1, 2022, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023 which replaced the Company’s existing share repurchase program that was due to expire on August 16, 2022.

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Company decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC has dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash on July 19, 2022, the rights have expired worthless, and after provisions are made for dissolution of the SPAC it is anticipated that the founder shares and private placement securities will be worthless. The paperwork to liquidate the SPAC was filed on July 29, 2022, no distributions are currently anticipated to be made to the Sponsors, and final distributions to the Sponsors, if any, are expected to take place in the third quarter of 2022.

On August 11, 2022, we received an exercise notice to exercise 675,000 pre-funded warrants with an exercise price of $0.001 per share. Upon receipt of $675 the Company will issue 675,000 shares of its common stock.

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

Overview

VerifyMe, Inc. (“VerifyMe”) together with its wholly owned subsidiary, PeriShip Global, LLC (“PeriShip Global”), (the “Company,” “we,” “us,” or “our”) is a technology solutions provider specializing in products to connect brands with consumers and providing brands with high-touch, end-to-end logistics management for their products. Our operations are split into two segments. Through our VerifyMe Solutions segment our technologies give consumers the ability to authenticate products prior to use and brand owners the ability to connect to their consumers and gather business intelligence.  VerifyMe technologies provide brand owners the ability to gather business intelligence while engaging directly with their consumers. VerifyMe technologies also provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. Through our PeriShip Global Solutions segment we provide logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, and flight status monitoring systems, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events which are managed by a call center.

Further information regarding our business segments is discussed below:

VerifyMe Solutions: The VerifyMe Solutions segment specializes in technology solutions to connect brands with consumers allowing brand owners the ability to gather business intelligence while engaging directly with their consumers. Our solutions provide brand protection and supply chain functions such as counterfeit prevention, authentication, serialization, and track and trace features for labels, packaging and products. We also offer consumer engagement capabilities, custom printing of tamper evident labels, utilizing visible and invisible variable codes and images printed with our proprietary inks. We have developed and patented a dual-code technology that we believe can connect digital NFTs to physical products.

VerifyMe has a custom suite of products that offer clients the brand protection security, anti-counterfeiting, protection from product diversion, consumer engagement and a robust serialization, track and trace system. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement allowing the brand owner to gather business intelligence and engage with customers
•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Online™ for on-line (web) brand monitoring

PeriShip Global Solutions: The PeriShip Global Solutions segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times. Utilizing predictive analytics from multiple data sources including weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using its proprietary IT platform, the Company provides real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

Through our proprietary PeriShip customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

PeriShip Global generates revenue from three business service models.

•	Pro-Active Service – PeriShip Global clients pay us directly for carrier service coupled with our pro-active logistics assistance.
•	Direct Premium Service –PeriShip Global clients pay us directly for carrier service coupled with our complete white-glove shipping monitoring and predictive analytics service. This service includes the customer web portal access, weather monitoring, temperature control, full call center support and last mile resolution.
•	Indirect Premium Service – Our carrier partner also offers a “white label” version of our Premium Service to its customers and pays us a fixed contractual fee.

PeriShip Service Products:

Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

Call Center Service: PeriShip Global has assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The call center acts as a help desk and monitors shipping to delivery for our customers.

Pre-Transit Service: PeriShip Global helps clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during the shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

Post-Delivery: PeriShip Global provides customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

Weather/Traffic Service: PeriShip Global has full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the changes of timely and safe transit of shipments. Similarly, traffic and construction also creates unpredictable delays which our team works diligently to mitigate. If delays or other issues occur the PeriShip team informs clients and works with them to pro-actively resolve such shipment issues.

VerifyMe/PeriShip Global Synergies:

We believe that VerifyMe and PeriShip Global have synergistic product centric technology platforms. VerifyMe specializes is authenticating and serializing products as well as using products to engage with and gather rich business intelligence from our customers. PeriShip Global manages the logistics of critical time and temperature shipping of products. The acquisition has created a new value add sales channel for the food and beverage, pharmaceutical and luxury markets for VerifyMe’s products and services to existing and newly acquired customers that will benefit from brand protection and consumer engagement services.

We believe VerifyMe and PeriShip Global combined have an all-encompassing and compelling technology offering for brand owners. For example, currently PeriShip Global ships vaccines for major pharmaceutical companies. With the addition of VerifyMe technology, PeriShip Global can add product authentication and serialization to protect their clients’ vaccines from product diversion and sub-standard counterfeits. In addition, VerifyMe’s consumer engagement solutions are beneficial for PeriShip Global food and beverage clients. By affixing a VerifyMe label on their products prior to shipping, brand owner’s will have the ability to gather rich business intelligence and build customer loyalty with engagement functions like video’s, discounts, contests, etc.

Partnerships

We believe that our brand protection security technologies, coupled with our contract with HP Indigo, and our strategic partnership with INX, the third largest producer of inks in North America, can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products and alleviate the brand owner’s liability from counterfeit products that physically harm consumers. In addition to packaging and labels, our brand protection security printing technologies can be applied to authenticate important credentials such as tax stamps, driver’s licenses, plastics, metal, apparel, election ballots, birth certificates, immigration documents, gaming, apparel, currency, event and transportation tickets, passports, computer software, and credit cards. We can track and trace from production to ultimate consumption when coupled with our proprietary brand protection software.

At present, PeriShip Global has a direct partnership with a major global carrier company. This partnership includes the ability for both companies to white label each partners services. In addition, PeriShip Global has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus just a standard shipping code look up which is provided by the carrier.

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

Business Combination

On April 22, 2022, we acquired, through our wholly owned subsidiary PeriShip Global, the business and certain assets of PeriShip, LLC, a service provider of value-added time and temperature sensitive package management.  PeriShip Global provides shipping logistics services utilizing its proprietary predictive analytics software and supporting call center services.  Using its proprietary IT platform, the Company provides real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of restricted common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that all of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the PeriShip Global Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

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

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Company decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC has dissolved and liquidated in accordance with its charter. The SPAC has redeemed 100% of the public shares for cash, the rights have expired worthless, and after provisions are made for dissolution of the SPAC it is anticipated that the founder shares and the private placement securities will be worthless.

The fair value of the equity investment was $0 million as of June 30, 2022, and $11.0 million as of December 31, 2021.

As of June 30, 2022, we have recognized the impairment loss of $10,964 thousand included in Loss on equity investments in the accompanying Consolidated Statements of Operations.

Results of Operations

Comparison of the three months ended June 30, 2022, and 2021

The following discussion analyzes our results of operations for the three months ended June 30, 2022, and 2021.

Revenue	Three Months Ended June 30,
	2022	2021

VerifyMe Solutions	$266	124
PeriShip Global Solutions	4,231	-
	$4,497	$124

Consolidated revenue for the three months ended June 30, 2022, was $4,497 thousand compared to $124 thousand for the three months ended June 30, 2021. The increase in revenue primarily relates to the acquisition of the business of PeriShip, LLC on April 22, 2022, which contributed $4,231 thousand for the three months ended June 30, 2022. VerifyMe Solutions Segment revenue increased by $142 thousand to $266 thousand from $124 thousand, primarily due to new customers using our authentication serialization technology.

For the three months ended June 30, 2022, one customer represented 17% of revenues. For the three months ended June 30, 2021, three customers represented 97% of revenues.

Gross Profit	Three Months Ended June 30,
	2022		2021
		% of Revenue		% of Revenue
VerifyMe Solutions	176	66%	98	79%
PeriShip Global Solutions	1,509	36%	-	-
	$1,685	37%	$98	79%

Gross profit for the three months ended June 30, 2022, was $1,685 thousand, compared to $98 thousand for the three months ended June 30, 2021. The resulting gross margin was 37% for the three months ended June 30, 2022, compared to 79% for the three months ended June 30, 2021. The decrease in our gross profit is due to the acquisition of the business of PeriShip LLC which has significantly lower margins than the VerifyMe Solutions Segment, and the shift in product mix, for VerifyMe Solutions segment due to an increase in the use of our secure track and trace serialization technology.

General and Administrative Expenses

General and administrative expenses increased by $1,318 thousand to $2,535 thousand for the three months ended June 30, 2022, from $1,217 thousand for the three months ended June 30, 2021. The increase related to the acquisition of the PeriShip business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department.

Research and Development

Research and development expenses were $25 thousand and $12 thousand for the three months ended June 30, 2022, and 2021, respectively.

Sales and Marketing

Sales and marketing expenses increased $150 thousand to $447 thousand for the three months ended June 30, 2022, from $297 thousand for the three months ended June 30, 2021. The increase is related to the acquisition of the PeriShip business, primarily consisting of salaries and related expenses to four employees.

Net Loss

Our consolidated net loss increased by $11,197 thousand to $12,555 thousand for the three months ended June 30, 2022, from a net loss of $1,358 thousand for the three months ended June 30, 2021. The increase was due to the loss on equity investment related to the SPAC of $11,162 thousand. The resulting consolidated loss per share for the three months ended June 30, 2022, and three months ended June 30, 2021, was $1.53 and $0.18 per diluted share, respectively.

Comparison of the six months ended June 30, 2022, and 2021

The following discussion analyzes our results of operations for the six months ended June 30, 2022, and 2021.

Revenue	Six Months Ended June 30,
	2022	2021

VerifyMe Solutions	$427	312
PeriShip Global Solutions	4,231	-
	$4,658	$312

Consolidated revenue for the six months ended June 30, 2022, was $4,658 thousand compared to $312 thousand for the six months ended June 30, 2021. The increase in revenue primarily relates to the acquisition of the PeriShip business on April 22, 2022. VerifyMe revenue increased by $115 thousand from new customers using our authentication serialization technology.

During the six months ended June 30, 2022, one customer represented 17% of revenues and three customers represented 84% of revenues for the six months June 30, 2021.

Gross Profit	Six Months Ended June 30,
	2022		2021
		% of Revenue		% of Revenue
VerifyMe Solutions	299	70%	243	78%
PeriShip Global Solutions	1,509	36%	-	-
	$1,808	39%	$243	78%

Consolidated gross profit for the six months ended June 30, 2022, was $1,808 thousand, compared to $243 thousand for the six months ended June 30, 2021. The resulting gross margin was 39% for the six months ended June 30, 2022, compared to 78% for the six months ended June 30, 2021. The decrease in our gross profit is partially due to the acquisition of the PeriShip business with lower margins and the shift in product mix, for VerifyMe with an increase in the use of our secure track and trace serialization technology.

General and Administrative Expenses

General and administrative expenses increased by $1,675 thousand to $4,000 thousand for the six months ended June 30, 2022, from $2,325 thousand for the six months ended June 30, 2021.  The increase related to the acquisition of the PeriShip business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department.

Research and Development

Research and development expenses were $34 thousand and $17 thousand for the six months ended June 30, 2022, and 2021, respectively.

Sales and Marketing

Sales and marketing expenses increased $202 thousand to $746 thousand for the six months ended June 30, 2022, from $544 thousand for the six months ended June 30, 2021. The increase is related to the acquisition of the PeriShip business, primarily consisting of salaries and related expenses to four employees.

Net Loss

Our consolidated net loss increased by $11,376 thousand to $13,949 thousand for the six months ended June 30, 2022, from a net loss of $2,573 thousand for the six months ended June 30, 2021. The increase was primarily due to the impairment of the SPAC of $10,964 thousand. The resulting consolidated loss per share for the six months ended June 30, 2022, and six months ended June 30, 2021, was $1.81 and $0.37 per diluted share, respectively.

Liquidity and Capital Resources

Our operations used $2,625 thousand of cash during the six months ended June 30, 2022, compared to $1,668 thousand during the comparable period in 2021. The increase in cash used from operations is due to a net decrease in working capital balances due our significant acquisition that occurred during the six months ended June 30, 2022.

Cash used in investing activities was $7,631 thousand during the six months ended June 30, 2022, compared to $3,125 thousand during the six months ended June 30, 2021. During the six months ended June 30, 2022, $7,500 thousand was used for the acquisition of the business of PeriShip, LLC. The use of cash in 2021 relates primarily to the acquisition of sponsor units in the SPAC of $2,713 thousand, reimbursable expenses for the SPAC of $208 thousand.

Cash provided by financing activities during the six months ended June 30, 2022, was $4,585 thousand compared to $8,216 thousand during the six months ended June 30, 2021. On April 14, 2022, the company generated gross proceeds of approximately $5.0 million and net proceeds of approximately $4.6 million, less placement agent commissions and expenses, in a private sale of common stock and warrants pursuant to certain purchase agreements. Under the terms of the purchase agreement, we sold 808,208 shares of common stock, a pre-funded warrant to purchase up to 675,000 shares of our common stock, with an exercise price of $0.001, and warrants to purchase up to an aggregate of 1,555,208 shares of common stock with an exercise price of $3.215.

On April 12, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the selling stockholder and certain directors, providing for the issuance and sale to purchasers therein of an aggregate of 880,208 shares of our common stock, pre-funded warrants to purchase up to 675,000 shares of our common stock, and warrants to purchase up to 1,555,208 shares of our common stock, for gross proceeds to us of approximately $5.0 million and net proceeds of $4.6 million. The pre-funded warrant is exercisable immediately and shall terminate when fully exercised and has an exercise price of $0.001 per share. The warrants will be exercisable for a period of five years commencing six months from the date of issuance and have an exercise price of $3.215 per share. Both the pre-funded warrants and warrants contain price adjustment provisions which may, under certain circumstances, reduce the applicable exercise price. The transaction closed on April 14, 2022.

In June 2022, we announced a new $1.5 million share repurchase program to repurchase shares of the Company’s common stock commencing July 1, 2022, for a period of 12 months. This new repurchase program replaces our existing share repurchase program that was due to expire in August 2022 and is now terminated.  To date no shares have been repurchased to the new share repurchase program.

While we expect revenues to increase, we expect continued negative cash flows in 2022, as we incur increased costs associated with expanding our business. We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue and may issue debt or additional equity.

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

Revenue Recognition

Our revenue transactions include sales of our ink canisters, software, licensing, pre-printed labels, integrated solutions, leasing of our equipment and logistics management for time and temperature sensitive packages. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing of our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

Business Combinations

Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in relation to the acquisition of the PeriShip business are appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, estimated royalty rates used in valuing technology related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital (“WACC”) analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values at acquisition date. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill

We have recorded goodwill as part of our acquisition of the PeriShip business, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC 350, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the six months ended June 30, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) PeriShip Acquisition

On April 22, 2022, we acquired, through our wholly owned subsidiary PeriShip Global, the business and certain assets of PeriShip, LLC, a service provider of value-added time and temperature sensitive package management. For additional information regarding the acquisition, refer to Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022 does not include PeriShip Global. We plan to include PeriShip Global within the timeframe set forth by the SEC’s guidance.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For example, in April 2022, we acquired the business of PeriShip, LLC (“PeriShip”) through our wholly owned subsidiary PeriShip Global. To realize the anticipated benefits of the PeriShip acquisition, we must successfully integrate PeriShip’s business with ours. The integration of PeriShip’s business and any potential acquisition or strategic partnership entails numerous risks, including:

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

Our PeriShip Global Solutions segment relies on one key strategic partner for shipping services for our customers and as a source for customers representing a substantial percentage of our revenues.

Our business is dependent, and we believe that it will continue to depend, on our relationship with one strategic partner. PeriShip Global partners with one major global carrier for all its customers’ shipping needs. While we work closely with this key strategic partner and have transportation services and pricing agreements in place covering the shipping services they provide to our customers, such agreements are subject to termination or modification from time to time. If our strategic partner is unwilling or unable to supply to us the shipping services we market and sell on acceptable terms, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative shipping services from other providers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative shipping service suppliers from which we can obtain the shipping services we currently receive from our strategic partner. Establishing the necessary information technology infrastructure and business relationship with another shipping services provider would be costly and time consuming, and may ultimately not be successful or cost-effective. Further, any increase in the prices charged by our single strategic partner or failure to perform by our strategic partner could cause our costs to increase or could cause us to experience short-term unavailability of shipping services on which our business relies.

In particular, delays and other shipping disruptions at our strategic partner significantly negatively impact our business. Our business involves the shipment of time and temperature sensitive goods, so our customers are significantly negatively impacted by delays and other shipping disruptions that cause product loss, spoilage and reputational harm. An increase in delays and other shipping disruptions on the part of our strategic partner could cause our clients to seek shipping solutions from our competitors who use alternative shipping service providers. If these events occur, it may reduce our profitability or may cause us to increase our prices. In addition, any material interruptions in shipping services by this strategic partner may result in significant cost increases and reduce sales, which could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

In addition to relying on this strategic partner for shipping services, a significant portion of our revenue is generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 16% and 17% of revenue of our PeriShip Global Solutions segment for the year ended December 31, 2021, and the six months ended June 30, 2022, respectively. If we fail to maintain certain minimum service level requirements related to our service with this strategic partner, it may terminate our agreement to provide them with such service. If our strategic partner terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our services available to its customers, replaces our services with one or more competitors, develops and supplants our services for its own service offerings, or we experience a significant reduction in business from this strategic partner, our business, financial condition and results of operations would be materially adversely affected.

Our key strategic partner has announced that it is developing a service that may be competitive to our own, and others may do the same.

In the second quarter of 2020 our key strategy partner publicly announced that it plans to develop an inhouse software solution in collaboration with a multinational software company that may ultimately be competitive with our service offerings. In January 2022, our key strategy partner announced the development of a logistics as a service solution as a result of this collaboration. The details regarding this product offering, and whether this inhouse solution will ultimately be developed and successfully launched commercially, are unclear. To date we do not believe that this product offering has adopted by our existing clients or adversely impacted our results in a material way. However, if our key strategic partner takes steps to position this product offering as a replacement or competitor to our service offerings, there can be no assurance that such steps would not increase our cost of delivering our services to our customers, hinder our ability to deliver our services to our customers, entice our existing customers to discontinue using our services, or reduce the number of customers referred to us by our strategic partner. In addition, other carriers or companies, such as Amazon, may develop services that compete with ours. Further, some of our existing customers may develop their own logistics capabilities such that they no longer require our services. Any of these events could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

Our business depends on our ability to successfully develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

We rely heavily on the proper functioning and availability of our information technology systems for our operations as well as for providing value-added services to our customers. Our information systems are integral to the efficient operation of our business. We strive to be best in class, and in order to do so, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development costs and capital investments in information technology infrastructure. We may be unable to accurately determine the needs of our customers and integrate cohesively with our key strategic partner, and identify the trends in the transportation services industry, in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of shipments. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of shipments we receive from customers.

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers as well as their respective vendors. The services and service providers have all experienced significant system failures and outages at some point in the past. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

Our information technology systems are subject to cyber and other risks some of which are beyond our control. A security breach, failure or disruption of these services could have a material adverse effect on our business, results of operations and financial position.

Our information systems are integral to the efficient operation of our business and handle sensitive customer and shipment data. It is critical that the data processed by these systems remain secure, as it often includes competitive customer information, confidential transaction data, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks, ransomware or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, theft or misuse by third parties or insiders, break-ins and similar disruptions, could have a significant adverse impact on our operations.

It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, biometric privacy, data security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. To comply with this changing landscape, we may be required to further segregate our systems and operations, implement additional controls, or adopt new systems, all of which could increase the cost and complexity of our operations. In addition, our insurance is intended  to address costs associated with aspects of cyber incidents, network failures and privacy-related concerns, may not sufficiently cover all types of losses or claims that may arise.

Our business is subject to seasonal trends.

Historically, our operating results in the PeriShip Global Solutions segment have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Because revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Severe climate conditions and other catastrophic events can have an adverse impact on our business.

Our business involves the shipment of time and temperature sensitive goods, so our customers are significantly negatively impacted by delays and other shipping disruptions that cause product loss, spoilage and reputational harm. Disasters, severe weather, public health issues, such as pandemics, earthquake, cyber-attack, heightened security measures, actual or threatened terrorist attack, strike, civil unrest, or other catastrophic event may cause shipment delays or an inability to ship, which could prevent, delay or reduce shipment volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues. In particular, certain weather-related conditions such as ice and snow can disrupt the operations of our carrier partners during the peak holiday season, which could have a disproportionately large negative impact on our business and revenues.

We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

The transportation and logistics industry is highly competitive and cyclical, and is expected to remain so for the foreseeable future. We face competition in all geographic markets and each industry sector in which we operate. Many of these competitors have significantly more resources and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. The primary competitive factors are price and quality of service. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of customer relationships, any one of which could affect our business and financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our customer relationships;
•	our inability to achieve expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than us;
•	our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept proposals from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors; and
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

The shipping and logistics industry is rapidly evolving. We expect to continue to face significant competition, which could materially adversely affect us.

The shipping and logistics industry is rapidly evolving, including demands for faster deliveries and increased visibility into shipments. We expect to face significant competition on a local, regional, national and international basis. Competitors include the U. S. and other international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that have made and continue to make significant investments in their own logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with crowdsourcing to focus on local market needs. Competition may also come from other sources in the future as new technologies are developed. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing or able to offer. Additionally, to sustain the level of service and value that we deliver to our customers, from time to time we may raise prices and our customers may not be willing to accept these higher prices. If we do not timely and appropriately respond to competitive pressures, including replacing any lost volume or maintaining our profitability, we could be materially adversely affected.

Damage to our brand image and corporate reputation could materially adversely affect us.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, LinkedIn and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could have a material adverse effect on us, and could require additional resources to rebuild our reputation and restore the value of our brand.

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

The Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of its acquisition of the PeriShip business in 2022. A number of factors may result in impairments to goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. Impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

Our customers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects of pandemics, changes in United States social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of logistics services they need, their ability to pay for our services and overall freight levels, any of which might impair our profitability. For example, uncertainty and instability in the global economy and geopolitical events may lead to fewer goods being transported. Many of the products our clients ship are luxury or discretionary products and the demand for such products may decrease in adverse economic times. Further, when adverse economic times arise, customers may select competitors that offer lower rates or choose to ship their goods without logistical support in an attempt to lower their costs. These and other economic factors such as recessions could have an adverse effect on our business, financial conditions and results of operations and we might be forced to lower our rates or lose customers.

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes. The transportation and logistics industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest and currency rate fluctuations, inflation and other economic factors beyond our control. Changes in U.S. trade policy could lead to ‘trade wars’ impacting the volume of economic activity in the United States, and as a result, shipping volumes may be materially reduced. Such a reduction may materially and adversely affect our business.

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

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.2	Form of Common Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.1	Form of Securities Purchase Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.2	Form of Registration Rights Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.3	Form of Lock-Up Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.4	Asset Purchase Agreement, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.5	Promissory Note payable by PeriShip Global, LLC to PeriShip, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.6	Guaranty, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.7	Transition Services Agreement, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.8#	Employment Agreement between PeriShip Global, LLC and Curt Kole, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.9#	Employment Agreement between PeriShip Global, LLC and Fred Volk III, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.10#	Employment Agreement between PeriShip Global, LLC and Jack Wang, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.11#	Form of Restricted Stock Unit Award Agreement (Subsidiary Employees) (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.12	Lease Agreement between PeriShip Global and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.13	Lease Guarantee between VerifyMe, Inc. and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.14*	Professional Services Agreement between PeriShip Global (as successor to PeriShip, LLC) and FedEx Corporate Services, Inc. dated June 1, 2019
10.15*	Form of FedEx Transportation Services Agreement Pricing Agreement between PeriShip Global (as successor to PeriShip, LLC) and Federal Express Corporation, et al
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed or furnished herewith, as applicable

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 15, 2022	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

