Form 10-Q
period 2022-09-30
VerifyMe, Inc.
filed 2022-11-10
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,035,411 shares of common stock outstanding at  November 8, 2022.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated
Balance Sheets

(In thousands, except share data)

	As of

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,694	$9,422
Accounts Receivable, net of allowance for credit loss reserve, $13, and $0 as of September 30, 2022 and December 31, 2021, respectively	1,188	297
Unbilled revenue	695	-
Prepaid expenses and other current assets	190	152
Short term investments	93	88
Inventory	141	52
TOTAL CURRENT ASSETS	6,001	10,011

INVESTMENTS
Equity Investment	$-	$10,964

PROPERTY AND EQUIPMENT, NET	321	204

RIGHT OF USE ASSET	500	-

INTANGIBLE ASSETS, NET	6,421	509

GOODWILL	4,092	-

DEFERRED IMPLEMENTATION COSTS	87	-

TOTAL ASSETS	$17,422	$21,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of debt	$500	$-
Accounts payable	1,220	341
Other accrued expense	486	109
Lease liability- current	116	-
TOTAL CURRENT LIABILITIES	2,322	450

LONG-TERM LIABILITIES
Long-term portion of debt	$1,500	$-
Long-term lease liability	387	-
Long-term derivative liability	-	71

TOTAL LIABILITIES	$4,209	$521

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and 0 shares issued and outstanding as of December 31, 2021	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 9,341,002 and 7,420,633 issued, 9,035,411 and 7,196,677 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	10	7

Additional paid in capital	92,613	86,059

Treasury stock as cost; 305,591 and 223,956 shares at September 30, 2022 and December 31, 2021, respectively	(843)	(838)

Accumulated deficit	(78,567)	(64,061)

STOCKHOLDERS' EQUITY	13,213	21,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,422	$21,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

NET REVENUE	$5,215	$300	$9,873	$612

COST OF REVENUE	3,360	114	6,210	183

GROSS PROFIT	1,855	186	3,663	429

OPERATING EXPENSES
General and administrative (a)	2,213	905	6,213	3,230
Research and development	39	8	73	25
Sales and marketing (a)	478	299	1,224	843
Total operating expenses	2,730	1,212	7,510	4,098

LOSS BEFORE OTHER INCOME (EXPENSE)	(875)	(1,026)	(3,847)	(3,669)

OTHER INCOME (EXPENSE)
Interest (expense) income, net	(32)	1	(54)	1
Loss on equity investment	(1)	-	(10,959)	-
Unrealized gain on equity investments	-	8,214	-	8,214
Other income	25	-	28	-
Gain on extinguishment of debt	326	-	326	-
Payroll Protection Program debt forgiveness	-	-	-	70
TOTAL OTHER INCOME (EXPENSE), NET	318	8,215	(10,659)	8,285

NET (LOSS) INCOME	$(557)	7,189	$(14,506)	$4,616

LOSS PER SHARE
BASIC	(0.06)	0.99	(1.76)	0.65
DILUTED	(0.06)	0.95	(1.76)	0.63

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	8,943,613	7,290,975	8,219,154	7,078,046
DILUTED	8,943,613	7,570,985	8,219,154	7,335,268

(a)	Includes share-based compensation of $354 thousand and $1,095 thousand for the three and nine months ended September 30, 2022, respectively, and $372 thousand and $1,379 thousand for the three and nine months ended September 30, 2021, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(14,506)	$4,616
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Allowance for bad debt	13	-
Stock based compensation	123	44
Fair value of options in exchange for services	-	85
Fair value of restricted stock awards issued in exchange for services	206	739
Fair value of restricted stock units issued in exchange for services	766	511
Payroll Protection Program Debt Forgiveness	-	(70)
Loss (Gain) on equity investment	10,959	(8,214)
Gain on extinguishment of debt	(326)	-
Amortization and depreciation	504	84
Changes in operating assets and liabilities
Accounts receivable	(69)	(288)
Unbilled revenue	(695)	-
Inventory	(89)	5
Prepaid expenses and other current assets	(33)	66
Accounts payable, other accrued expenses and net change in operating leases	479	54
Net cash used in operating activities	(2,668)	(2,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	$(33)	$(60)
Purchase of equipment for lease	-	(45)
Purchase of equity investment	-	(2,593)
Purchase of office equipment	-	(8)
Acquisition of PeriShip	(7,500)	-
Deferred implementation costs	(87)	-
Capitalized software costs	(127)	(84)
Net cash used in investing activities	(7,747)	(2,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$4,528	$8,447
Proceeds from issuance of notes payable	2,000	-
Settlement of debt and redemption of shares from PeriShip seller	(1,724)	(3)
Proceeds from Stock Purchase Plan	102	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(34)	(131)
Increase in treasury shares (share repurchase program)	(185)	(464)

Net cash provided by financing activities	4,687	7,849

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,728)	2,691
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,422	7,939

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,694	$10,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Initial recognition of right-of-use asset and lease liability during the period	$552	$-
Exercise of pre-funded warrants	$1	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2021	-	-	0.85	-	7,360,478	7	85,495	74,527	(341)	(70,246)	14,915
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	(18,720)	-	43	-	-	-	43
Restricted Stock Units	-	-	-	-	21,000	-	234	-	-	-	234
Common stock issued for services	-	-	-	-	3,261	-	12	-	-	-	12
Repurchase of Common Stock	-	-	-	-	(69,836)	-	-	69,836	(236)	-	(236)
Net Income	-	-	-	-	-	-	-	-	-	7,189	7,189
Balance at September 30, 2021	-	-	0.85	-	7,296,183	7	85,784	144,363	(577)	(63,057)	22,157

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	(78,010)	13,590
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	-	-	33	-	-	-	33
Restricted Stock Units	-	-	-	-	-	-	289	-	-	-	289
Stock Purchase Plan	-	-	-	-	-	-	31	-	-	-	31
Common stock issued in relation to SPP	-	-	-	-	28,895	-	(63)	(28,895)	98	-	35
Common stock issued in relation to private placement	-	-	-	-	-	-	(24)	-	-	-	(24)
Repurchase of Common Stock	-	-	-	-	(135,530)	-	-	135,530	(185)	-	(185)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-	-	1
Net loss	-	-	-	-	-	-	-	-	-	(557)	(557)
Balance at September 30, 2022	-	-	0.85	-	9,035,411	10	92,613	305,591	(843)	(78,567)	13,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-	-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	56,971	-	608	-	-	-	608
Restricted Stock Units	-	-	-	-	21,000	-	511	-	-	-	511
Common stock issued for services	-	-	-	-	8,687	-	35	-	-	-	35
Common stock issued in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-	-	8,447
Repurchase of Common Stock	-	-	-	-	(137,352)	-	-	137,352	(464)	-	(464)
Net Income	-	-	-	-	-	-	-	-	-	4,616	4,616
Balance at September 30, 2021	-	-	0.85	-	7,296,183	7	85,784	144,363	(577)	(63,057)	22,157

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	172	-	-	-	172
Restricted Stock Units	-	-	-	-	-	-	766	-	-	-	766
Stock Purchase Plan	-	-	-	-	-	-	98	-	-	-	98
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	53,895	-	(78)	(53,895)	180	-	102
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,526	-	-	-	4,528
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	974
Repurchase of Common Stock	-	-	-	-	(135,530)	-	-	135,530	(185)	-	(185)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-	-	1
Net loss	-	-	-	-	-	-	-	-	-	(14,506)	(14,506)
Balance at September 30, 2022	-	-	0.85	-	9,035,411	10	92,613	305,591	(843)	(78,567)	13,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, together with its wholly owned subsidiary, PeriShip Global LLC (“PeriShip Global”), (together the “Company,” “we,” “us,” or “our”) is based in Rochester, New York and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

VerifyMe, through PeriShip Global, is a software driven logistics provider of high-touch, end-to-end logistics management representing most of our current revenue stream. In addition, VerifyMe technologies provide brand protection and supply chain functions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management through logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, and flight status monitoring systems, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events that are managed by a call center. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment our technologies provide brand protection and consumer engagement solutions allowing brand owners to gather business intelligence. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain amounts presented for the three and nine months ended September 30, 2022, and 2021, respectively, reflect reclassifications made to conform to the presentation in our current reporting period.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiary PeriShip Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) PeriShip Global Solutions and (ii) VerifyMe Solutions. See Note 14 Segment Reporting, for further discussion of the Company’s segment reporting structure.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, notes payable and accrued expenses, equity investments, and long-term derivative liabilities. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

Amounts in Thousands ('000)
	Short Term Investment	Equity Investment	Derivative Liability
	(Level 1)	(Level 3)	(Level 3)

Balance as of December 31, 2021	$88	10,964	(71)

Realized loss on fair value recognized in other (expense)/income	-	(10,964)	-

Unrealized gain on fair value recognized in other (expense)/income	5	-	-

Realized gain on fair value recognized in share-based compensation	-	-	71

Balance at September 30, 2022	$93	$-	$-

Variable Interest Entity

The Company determined that G3 VRM Acquisition Corp. (NASDAQ: GGGVU) (the “SPAC”, see Note 2 – Equity Investments), a Delaware corporation and special purpose acquisition company, was a variable interest entity (“VIE”) in which the Company had a variable interest but was not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impacted the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it was not the primary beneficiary of the VIE and as such, did not consolidate the SPAC. The Company reassessed its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity. The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO, and the Company made the decision not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved, and liquidated according to its charter. The SPAC redeemed 100% of the public shares for cash, the rights have expired worthless, and the founder shares and the private placement securities have become worthless.

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

During the three and nine months ended September 30, 2022, the Company’s revenues primarily consisted of revenue related to our shipping logistics services generated by our subsidiary PeriShip Global.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

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

For each of the three and nine months ended September 30, 2022, and 2021, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and nine months ended September 30, 2022, there were approximately 4,852,000 anti-dilutive shares consisting of 757,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 3,614,000 shares issuable upon exercise of warrants (excludes 1,545,000 warrants not yet exercisable), and 144,000 shares issuable upon conversion of preferred stock. For the three and nine months ended September 30, 2021, there were approximately 3,880,000 anti-dilutive shares excluded from the calculation of diluted earnings per share consisting of 95,000 shares issuable upon exercise of stock options, 3,779,000 shares issuable upon exercise of warrants, and 6,000 unvested restricted stock units.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. For performance restricted stock units with stock price appreciation targets (see Note 7 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

NOTE 2 – EQUITY INVESTMENTS

On February 26, 2021, the Company formed VMEA Holdings Inc. (the “Sponsor Entity”), a Delaware corporation that was the founder of G3 VRM Acquisition Corp. (the “SPAC”) that was being co-sponsored by the Company.  The SPAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Sponsor Entity decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash on July 19, 2022, the rights expired worthless, and the founder shares and private placement securities became worthless. The SPAC was dissolved on July 29, 2022 and no distributions were made to the Sponsors. The SPAC’s management team has informed the Company that it is still evaluating the liquidation costs of the SPAC and depending on the ultimate costs incurred that the Company may be required to contribute towards these costs. If the costs to dissolve the SPAC are ultimately less than the remaining assets of the SPAC then the SPAC may make a distribution to the Company. No additional amounts have been included in the accompanying Consolidated Statements of Operations.

The fair value of the equity investment was $0 million as of September 30, 2022, and $11.0 million as of December 31, 2021. The fair value of the equity investment was classified as Level 3 in the fair value hierarchy as the calculation was dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur. The Company recognized a loss on equity investments of $0 and $10,964 thousand for the three and nine months ended September 30, 2022, respectively, included in the Loss on equity investments in the accompanying Consolidated Statements of Operations.

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three and nine months ended September 30, 2022, a fair value loss of $1 thousand and a gain of $5 thousand, was recognized, respectively and included in Loss on equity investments, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $93 thousand as of September 30, 2022, and $88 thousand as of December 31, 2021 and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	VerifyMe		PeriShip Global		Consolidated
Revenue	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021

Proactive services	$-	-	$4,026	-	$4,026	$-
Premium services	-	-	1,010	-	1,010	-
Brand protection services	179	300	-	-	179	300
	$179	$300	$5,036	$-	$5,215	$300

	VerifyMe		PeriShip Global		Consolidated
Revenue	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021

Proactive services	$-	-	$7,341	-	$7,341	$-
Premium services	-	-	1,926	-	1,926	-
Brand protection services	606	612	-	-	606	612
	$606	$612	$9,267	$-	$9,873	$612

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the 30 days. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2022, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of September 30, 2022, we did not have any capitalized sales commissions.

NOTE 4 – BUSINESS COMBINATION

PeriShip LLC

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC (“PeriShip”), a value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting call center services.  Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the PeriShip Global Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

On September 22, 2022 the Company entered into an agreement with the owner of PeriShip, LLC to resolve certain disputes among the parties, reduce the principal and interest on the promissory note, repay the amended promissory note in full, and repurchased 61,000 shares of the Company’s common stock (see Note 8). The Company accounted for the agreement in accordance with Topic 250, through earnings, with the full amount included as a Gain on extinguishment of debt on the accompanying Consolidated Statements of Operations, for a total of $326 thousand, for the three and nine months ended September 30, 2022.

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
	10,474

(a)Stock issued was calculated based on the 15 days prior to April 22, 2022, volume-weighted average price (“VWAP”) calculated at $3.2736.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the acquisition discussed above for the three and nine months ended September 30, 2022, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 22, 2022.

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

The below table summarizes proforma financial information for the Company, and the acquired PeriShip business, assuming the acquisition date of Periship occurred on January 1, 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2022	2021	2022	2021

Revenues	$5,215	$6,639	$15,694	$18,817
Net loss	$(557)	$7,691	$(14,406)	$6,234

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

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2022, were as follows (in thousands):

	VerifyMe	PeriShip Global	Total
Net book value at
January 1, 2022	$-	$-	$-

2022 Activity
Acquisition	-	4,092	4,092

Net book value at
September 30, 2022	$-	$4,092	$4,092

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

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	$1,836	$(419)	$1,417
Capitalized Software	206	(81)	125
Customer Relationships	1,923	(85)	1,838
Developed Technology	3,120	(229)	2,891
Internally Used Software	127	-	127
Non-Compete Agreement	41	(18)	23
	$7,253	$(832)	$6,421
December 31, 2021
Patents and Trademarks	$707	$(354)	$353
Capitalized Software	206	(50)	156
Customer Relationships	-	-	-
Developed Technology	-	-	-
Non-Compete Agreement	-	-	-
	$913	$(404)	$509

Amortization expense for intangible assets was $428 thousand and $45 thousand for the nine months ended September 30, 2022, and 2021, respectively.

Patents and Trademarks

As of September 30, 2022, the current patent and trademark portfolios consist of eleven granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, fifteen registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and twenty-two pending US and foreign trademark applications.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2022 (three months remaining)	$234
2023	902
2024	892
2025	870
2026	860
Thereafter	2,663
Total	$6,421

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $33 thousand and $206 thousand related to restricted stock awards for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company expensed $117 thousand and $739 thousand, respectively, related to restricted stock awards.

The Company expensed $289 thousand and $766 thousand related to restricted stock units for the three and nine months ended September 30, 2022, and $234 thousand and $511 thousand related to restricted stock units for the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2022, and 2021, the Company issued 30,000 and 8,687 shares of common stock in relation to services with a stock-based compensation expense of $96 thousand and $35 thousand, respectively.

On August 11, 2022, we received an exercise notice to exercise 675,000 pre-funded warrants with an exercise price of $0.001 per share. Upon receipt of $675 the Company issued 675,000 shares of its common stock.

On April 22, 2022, 305,473 shares of common stock were issued in relation to the acquisition of the PeriShip business, see Note 4 – Business Combinations, for details.

On April 22, 2022, the Company, as part of the acquisition of the PeriShip business, entered into employment agreements with three executives effective as of April 22, 2022. In accordance with the employment agreements, the Compensation Committee of the Board approved grants of performance restricted stock units (“Performance RSUs”) to each of the executives with a grant date value as of April 22, 2022, equal to their respective base salary for a total of 194,044 restricted stock units with a fair value on grant date of $571 thousand.

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

On April 12, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the selling stockholder and certain directors, providing for the issuance and sale to purchasers therein of an aggregate of 880,208 shares of our common stock, pre-funded warrants to purchase up to 675,000 shares of our common stock, and warrants to purchase up to 1,555,208 shares of our common stock, for gross proceeds to us of approximately $5.0 million and net proceeds of $4.6 million. The pre-funded warrant is exercisable immediately and shall terminate when fully exercised and has an exercise price of $0.001 per share. The pre-funded warrant was exercised in full on August 11, 2022. The warrants will be exercisable for a period of five years commencing six months from the date of issuance and have an exercise price of $3.215 per share. Both the pre-funded warrants and warrants contain price adjustment provisions which may, under certain circumstances, reduce the applicable exercise price. The transaction closed on April 14, 2022.

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

Effective January 1, 2021, the Company approved restricted stock units or restricted stock awards, for each non-employee director, with a grant date fair value equal to $100 thousand. If the non-employee director serves as a Board committee chair or Lead Independent director, he also received an additional award of restricted stock units or restricted stock award with a grant date fair value equal to $25 thousand. These awards will vest in full on the one-year anniversary of the date of grant subject to the non-employee director’s continued service on the Board of Directors and become payable upon separation of the non-employee director’s service as a director. In January 2022, a total of 157,232 restricted stock units were issued to four non-employee directors for a fair value of $500 thousand, and 39,308 restricted stock awards were issued to one non-employee director for a fair value of $125 thousand, vesting one year from the date of issuance.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the plan is considered compensatory. During the three and nine months ended September 30, 2022, $31 thousand and $98 thousand, respectively, have been expensed in relation to the non-qualified stock purchase plan.

Shares Held in Treasury

As of September 30, 2022, and December 31, 2021, the Company had 305,591 and 223,956 shares, respectively, held in treasury with a value of approximately $843 thousand and $838 thousand, respectively.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with a purchase price of $2.69 per share.

On August 31, 2022, four participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 28,895 shares were issued from treasury with a purchase price of $1.41 per share.

On September 22, 2022, the Company paid $1.8 million of the $2.0 million principal amount promissory note issued to the seller in connection with the PeriShip acquisition, inclusive of the Company redeeming 61,000 shares of its common stock from the seller, pursuant to an agreement with the seller, see Note 8.

Shares Repurchase Program

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. Effective July 1, 2022, the Company’s Board of Directors terminated the existing share repurchase program and approved a new share repurchase program to replace the existing program due to expire on August 16, 2022, to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three and nine months ended September 30, 2022, the Company repurchased 74,530 shares of common stock under the Company’s current program.

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

Stock Options

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2021	465,471	$4.38

Granted	-	-

Forfeited/Cancelled/Expired	(128,000)	3.74

Balance as of September 30, 2022	337,471	$4.63

Exercisable as of September 30, 2022	337,471	$4.63	2.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of September 30, 2022, the Company had no unvested stock options.

During the three months ended September 30, 2022, and 2021, the Company expensed $0 thousand, with respect to options. During the nine months ended September 30, 2022, and 2021, the Company expensed $0 and $85 thousand, respectively, with respect to options.

As of September 30, 2022, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of September 30, 2022:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2021	44,642	4.31

Granted	39,308	3.18

Vested	(42,142)	4.32

Balance September 30, 2022	41,808	$3.24

As of September 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock awards was $34 thousand, which is expected to be recognized over a weighted-average period of 0.3 years.

The following table summarizes the unvested restricted stock units as of September 30, 2022:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2021	187,010	4.11

Granted	185,824	3.18

Vested	(166,010)	4.20

Balance September 30, 2022	$206,824	$3.21

As of September 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $192 thousand, which is expected to be recognized over a weighted-average period of 0.3 years.

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

The following table summarizes the unvested performance restricted stock units as of September 30, 2022:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2021	-	-

Granted	432,326	2.95

Vested	-	-

Balance September 30, 2022	$432,326	$2.95

As of September 30, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $1,054 thousand, which is expected to be recognized over a weighted-average period of 2.5 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2022:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2021	3,779,243	$5.89

Granted	1,590,150	3.22

Expired	(210,288)	7.50

Balance as of September 30, 2022	5,159,105	$4.98	3.2

Exercisable as of September 30, 2022	3,613,907	$5.74	2.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.28 for our common stock on September 30, 2022.

For the nine months ended September 30, 2022, the Company granted 39,942 warrants to warrant holders pursuant to anti-dilution provisions, 1,555,208 warrants in conjunction with the Securities Purchase Agreement (see Note 6 – Stockholders’ Equity). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Pre-funded Warrants

On April 14, 2022, in connection with our Securities Purchase Agreement (see Note 6 – Stockholders’ Equity), the Company issued 675,000 pre-funded warrants to purchase up to an aggregate of 675,000 shares of common stock at a purchase price of $3.214 per pre-funded warrant, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. In August 2022, 675,000 pre-funded warrants with an exercise price of $0.001 per share were exercised, and 675,000 shares of the Company’s common stock were issued. No pre-funded warrants are outstanding as of September 30, 2022.

NOTE 8—DEBT

On April 22, 2022, the Company issued a $2.0 million unsecured promissory note through our subsidiary PeriShip Global as part of the acquisition of the PeriShip business. The note had a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing. On September 22, 2022, the Company entered into an agreement with the note holder whereby the Company repaid the outstanding principal balance and accrued interest outstanding on the note and redeemed 61,000 shares of its common stock from the holder of the note, for a total of $1.8 million, at which point the guarantee agreement entered into by the Company in connection therewith was automatically terminated and has no further effect.

The Company accounted for the early extinguishment of debt in accordance with ASC 405-20 - Extinguishment of Liabilities, and recognized a gain included in Gain on extinguishment of debt on the accompanying Consolidated Statements of Operations of $326 thousand for the three and nine months ended September 30, 2022, respectively.

Contemporaneously, the Company entered into a new debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip was in compliance with all affirmative and restrictive covenants under the PNC Facility at September 30, 2022.

As of September 30, 2022, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.5 million.

No amounts were drawn on the RLOC as of September 30, 2022.

NOTE 9 – LOSS CONTINGENCY

One of the Company’s vendors has made an assessment of fees owed by the Company in the amount of approximately $143 thousand. The Company believes that these fees are not valid based on precedent established in the business relationship. The Company has determined that a loss contingency is reasonably possible and has not accounted for the amount in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2022.

NOTE 10—INCOME TAXES

There are no taxes payable as of September 30, 2022, or December 31, 2021.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending September 30, 2022, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended September 30, 2022.

The Company acquired certain assets and the business of PeriShip LLC on April 22, 2022. Intangible assets have been established in the amount of $6,180 thousand for patents and trademarks, customer relationships, developed technology, and a non-compete agreement. These assets will be amortized over 15 years for tax purposes, while for book purposes they will be amortized over varying useful lives ranging from 1 to 13 years. In addition, goodwill of $4,092 thousand was established. Goodwill is not amortizable for book purposes but is amortizable for tax over a period of 15 years. These timing differences will result in the creation of deferred tax assets in future quarters. As of September 30, 2022, the differences are not material. See Note 5. Intangible Assets and Goodwill.

NOTE 11—LONG TERM DERIVATIVE LIABILITY

On April 7, 2022, the Company granted two directors 11,250 restricted stock units each (“SPAC RSUs”) with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs were to vest upon the initial business combination of the SPAC (see Note 2 – Equity Investments) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represented the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which would have been paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date.

On September 17, 2021, the Company granted two directors SPAC RSUs with respect to the common stock, $0.0001 par value per share, of G3 VRM Acquisition Corp. The SPAC RSUs were to vest upon the initial business combination of the SPAC (see Note 2 – Equity Investments) subject to continuous service to the Company through the vesting date. Each vested SPAC RSU represented the right to receive the value of one share of stock in G3 VRM Acquisition Corp., which was to be paid to the director as soon as practicable after the fifteen-month anniversary of the vesting date. The grant date fair value of the SPAC RSUs for each director was $98 thousand. As the underlying awards were not the Company’s stock but an unrelated, publicly traded entity’s shares, the Company accounted for the awards under ASC 815 – Derivatives and Hedging, with the expense included in stock-based compensation under General and Administrative expenses in the accompanying Consolidated Statements of Operations.

In June 2022, the Sponsor Entity decided not to fund the extension for the time that the SPAC had to complete its initial business combination. As a result, the SPAC was dissolved and liquidated in accordance with its charter and under ASC 815, and the derivative instrument was terminated. As a result, the SPAC RSUs were forfeited. For the nine months ended September 30, 2022, the Company has recorded the effect of termination to reduce the fair value and recorded a credit to share-based compensation expense of $(126) thousand in relation to these awards. The fair value of the derivative liability was $0 as of September 30, 2022, and $71 thousand as of December 31, 2021.

NOTE 12– LEASES

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

Lease expense is included in General & Administrative Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$32	$-	$53	$-
Short-term lease cost	4	4	11	10
Total lease costs	$36	4	$64	10

Supplemental information related to leases was as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Operating Lease right-of-use asset	$500	$-

Current portion of operating lease liabilities	$116	$-
Non-current portion of operating lease liabilities	387	-
Total operating lease liabilities	$503	$-

Cash paid for amounts included in the measurement of operating lease liabilities	$50	$-

Right-of-use assets obtained in exchange for operating lease liabilities	$552	$-

Weighted-average remaining lease term for operating leases (years)	4.6
Weighted average discount rate for operating leases	6.0%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of September 30, 2022 (in thousands):

Year ended December 31,
2022 (Excluding nine months ended September 2022)	$30
2023	122
2024	126
2025	130
2026	134
Thereafter	45
Total future lease payments	587
Less: imputed interest	(84)
Present value of future lease payments	503
Less: current portion of lease liabilities	(116)
Long-term lease liabilities	$387

NOTE 13– CONCENTRATIONS

For the three months ended September 30, 2022, one customer represented 16% of revenues and four customers represented 97% of revenues for the three months ended September 30, 2021, During the nine months ended September 30, 2022, one customer represented 17% of revenues and five customers represented 95% of revenues for the nine months September 30, 2021.

As of September 30, 2022, one customer made up 23% of accounts receivable. As of September 30, 2021, four customers represented 90% of accounts receivable.

During each of the three and nine months ended September 30, 2022, one vendor accounted for 99% of transportation cost, in our Periship Global Solutions segment.

NOTE 14 – SEGMENT REPORTING

As of September 30, 2022, we operated through two reportable business segments: (i) PeriShip Global Solutions and (ii) VerifyMe Solutions.

PeriShip Global Solutions: This segment offers a value-added service provider for time and temperature sensitive parcel management. Through logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, and flight status monitoring systems, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events that are managed by a call center Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

VerifyMe Solutions. This segment specializes in solutions that connect brands with consumers through their products. Consumers can authenticate products with their smart phone prior to usage, and brand owners have the ability to gather business intelligence while engaging directly with their consumers. Our VerifyMe Solutions also provide brand protection and supply chain functions such as counterfeit prevention.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
PeriShip Global Solutions	$5,036	$-	$9,267	$-
VerifyMe Solutions	179	300	606	612
Total Revenue	$5,215	$300	$9,873	$612

Gross Profit
PeriShip Global Solutions	$1,722	$-	$3,231	$-
VerifyMe Solutions	133	186	432	429
Total Gross Profit	1,855	186	3,663	429

General and administrative (a)	2,213	905	6,213	3,230
Research and development	39	8	73	25
Sales and marketing (a)	478	299	1,224	843
LOSS BEFORE OTHER INCOME (EXPENSE)	(875)	(1,026)	(3,847)	(3,669)
OTHER INCOME (EXPENSE)	318	8,215	(10,659)	8,285
NET (LOSS) INCOME	$(557)	$7,189	$(14,506)	$4,616

NOTE 15 – SUBSEQUENT EVENTS

Effective October 17, 2022, the Company entered into an interest rate SWAP agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%.

On November 2, 2022, the Company issued 140,000 restricted stock units to executive employees under the 2020 Equity Incentive Plan, vesting one-third on each anniversary of the grant date.

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

Overview

VerifyMe, Inc. (“VerifyMe”) through its wholly owned subsidiary, PeriShip Global, LLC (“PeriShip Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven logistics provider of high-touch end-to-end logistics management representing most of our current revenue stream. In addition, VerifyMe technologies provide brand protection and supply chain functions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management through logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, and flight status monitoring systems, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events that are managed by a call center. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment our technologies provide brand protection and consumer engagement solutions allowing brand owners to gather business intelligence. Further information regarding our business segments is discussed below:

PeriShip Global Solutions: The PeriShip Global Solutions segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times. Utilizing predictive analytics from multiple data sources including weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using its proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

Through our proprietary PeriTrack ® customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

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

PeriShip Service Products: The PeriShip Global Solutions segment provides the following service offerings to our customers:

PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

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

VerifyMe Solutions: The VerifyMe Solutions segment specializes in technology solutions to connect brands with consumers through their product. Consumers can authenticate products with their smart phone prior to usage, and brand owners have the ability to gather business intelligence while engaging directly with their consumers. Our VerifyMe solutions also provide brand protection and supply chain functions such as counterfeit prevention.

Our commercialization and sales efforts for VerifyMe are focused on six key areas of growth: Cosmetics, Food and Beverages, Nutraceuticals, Cannabis, Apparel and Pharmaceuticals. We believe these areas present particularly attractive markets of our products and services. For example, the U.S. Drug Supply Chain Security Act, requires that by November 2023 the FDA implement a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). We believe this presents a significant opportunity for VerifyMe because our brand protection, serialization and track and trace technologies can provide a layered security foundation for a customer solution in this market and believe our products will provide attractive alternatives to pharmaceutical companies seeking to comply with this legislation and the e-Pedigree requirements.

VerifyMe Products: VerifyMe has a custom suite of products that offer clients the brand protection security, anti-counterfeiting, protection from product diversion, consumer engagement and a robust serialization, track and trace system. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement allowing the brand owner to gather business intelligence and engage with customers
•	VerifyMe Authenticate™ for product authentication
•	VerifyMe Track & Trace™ for product supply chain control
•	VerifyMe Online™ for on-line (web) brand monitoring

VerifyMe/PeriShip Global Synergies:

We believe that VerifyMe and PeriShip Global have synergistic product centric technology platforms and combined have a compelling technology offering for brand owners. For example, currently PeriShip Global ships vaccines for major pharmaceutical companies. With the addition of VerifyMe technology, PeriShip Global can add product authentication and serialization to protect clients’ vaccines from product diversion and sub-standard counterfeits. In addition, VerifyMe’s consumer engagement solutions could give PeriShip Global food and beverage clients the ability to gather rich business intelligence and build customer loyalty with engagement functions like video’s, discounts, contests, etc.

Partnerships

PeriShip Global has a direct partnership with a major global carrier company. This partnership includes the ability for both companies to white label each partner’s services. In addition, PeriShip Global has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus just a standard shipping code look up which is provided by the carrier.

VerifyMe has a contract with HP Indigo, and a strategic partnership with INX, the third largest producer of inks in North America. We believe these partnerships can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products alleviating liability from counterfeit products that harm consumers.

Current Economic Environment

In early September, 2022, the major global carrier company that PeriShip partners with disclosed that a global recession could be coming based on various indicators in its business including the demand for packages weakening considerably in the final weeks of August 2022, a negative impact on its express delivery business due to the weakening global economy, particularly in Asia and Europe, and a decline in the volume of freight it handles in every region around the world. The major global carrier stated that it expects business conditions to further weaken during its current quarter and is responding by reducing flights, temporarily parking aircraft, trimming hours for its staff, delaying some hiring plans and closing ninety office locations as well as five corporate offices. It also stated it is cutting $500 million from its capital expenditure budget for its fiscal year, which runs through May of 2023.

We have seen a softening in demand for some services related to high-end perishable items and cannabis products which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers, including PeriShip Global. Additionally, PeriShip Global is working with this major global carrier to address their small and medium sized business clients, which we believe is an underserved segment and presents considerable growth opportunities for PeriShip Global. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Business Combination

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC, value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting call center services.  Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of restricted common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. We expect that all of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the PeriShip Global Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

SPAC Investment

On July 6, 2021, we co-sponsored the initial public offering of G3 VRM Acquisition Corp, a special purpose acquisition company, or “SPAC,” through a contribution into G3 VRM Holdings LLC, or the “Sponsor Entity.” The closing of the IPO of 10,626,000 Units, including 626,000 Units pursuant to the partial exercise of the underwriter’s over-allotment, generated gross proceeds of $106,260,000. G3 VRM commenced trading on NASDAQ under the symbol “GGGVU” and was targeting businesses with enterprise values of approximately $250 million to $500 million within the technology and business services industry. VerifyMe, indirectly through the Sponsor Entity beneficially owned approximately 9.42% of the common stock of the SPAC.

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Sponsor Entity decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash, the rights expired worthless, and the founder shares and the private placement securities have become worthless.

The fair value of the equity investment was $0 million as of September 30, 2022, and $11.0 million as of December 31, 2021.

As of September 30, 2022, we have recognized the impairment loss of $10,964 thousand included in Loss on equity investments in the accompanying Consolidated Statements of Operations.

Results of Operations

Comparison of the three months ended September 30, 2022, and 2021

The following discussion analyzes our results of operations for the three months ended September 30, 2022, and 2021.

Revenue	Three Months Ended September 30,
	2022	2021

PeriShip Global Solutions	$5,036	$-
VerifyMe Solutions	179	300
Total Revenue	$5,215	$300

Consolidated revenue for the three months ended September 30, 2022, was $5,215 thousand compared to $300 thousand for the three months ended September 30, 2021. The increase in revenue primarily relates to the acquisition of the PeriShip business on April 22, 2022, which contributed $5,036 thousand for the three months ended September 30, 2022. VerifyMe Solutions Segment revenue decreased by $121 thousand to $179 thousand from $300 thousand, primarily due to fluctuating timing of orders.

Gross Profit	Three Months Ended September 30,
	2022		2021
		% of Revenue		% of Revenue
PeriShip Global Solutions	1,722	34%	-	-
VerifyMe Solutions	133	74%	186	62%
Total Gross Profit	$1,855	36%	$186	62%

Gross profit for the three months ended September 30, 2022, was $1,855 thousand, compared to $186 thousand for the three months ended September 30, 2021. The resulting gross margin was 36% for the three months ended September 30, 2022, compared to 62% for the three months ended September 30, 2021. The gross profit increase relates to the acquisition of the PeriShip business. The decrease in our gross margin is due to the acquisition of the PeriShip business which has significantly lower margins than the VerifyMe Solutions Segment. The increase in the VerifyMe Solutions gross margin was due to an increase in the use of our patented secure ink technology, which has higher margins.

General and Administrative Expenses

General and administrative expenses increased by $1,308 thousand to $2,213 thousand for the three months ended September 30, 2022. The increase related to the acquisition of the PeriShip business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department.

Research and Development

Research and development expenses were $39 thousand and $8 thousand for the three months ended September 30, 2022, and 2021, respectively.

Sales and Marketing

Sales and marketing expenses increased $179 thousand to $478 thousand for the three months ended September 30, 2022. The increase is related to the acquisition of the PeriShip business, primarily consisting of salaries and related expenses for four employees.

Net Loss

Consolidated net loss for the three months ended September 30, 2022 was $557 thousand compared to a consolidated net income of $7,189 thousand for the nine months ended September 30, 2022. The decrease was primarily due to the unrealized gain on equity investment of $8,214 thousand in 2021, partially offset by a gain on extinguishment of debt of $326 thousand and the decreases discussed above. The resulting consolidated loss per diluted share for the three months ended September 30, 2022, was $0.06 compared to a consolidated earnings per diluted share of $0.95 for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022, and 2021

The following discussion analyzes our results of operations for the nine months ended September 30, 2022, and 2021.

Revenue	Nine Months Ended September 30,
	2022	2021

PeriShip Global Solutions	$9,267	-
VerifyMe Solutions	606	612
Total Revenue	$9,873	$612

Consolidated revenue for the nine months ended September 30, 2022, was $9,873 thousand compared to $612 thousand for the nine months ended September 30, 2021. The increase in revenue relates to the acquisition of the PeriShip business on April 22, 2022, which contributed $9,267 thousand for the nine months ended September 30, 2022. VerifyMe Solutions Segment decreased by $6 thousand from $612 thousand.

Gross Profit	Nine Months Ended September 30,
	2022		2021
		% of Revenue		% of Revenue
PeriShip Global Solutions	3,231	35%	-	-
VerifyMe Solutions	432	71%	429	70%
Total Gross Profit	$3,663	37%	$429	70%

Consolidated gross profit for the nine months ended September 30, 2022, was $3,663 thousand, compared to $429 thousand for the nine months ended September 30, 2021. The resulting gross margin was 37% for the nine months ended September 30, 2022, compared to 70% for the nine months ended September 30, 2021. The decrease in our gross margin is due to the acquisition of the PeriShip business which has significantly lower margins than the VerifyMe Solutions Segment.

General and Administrative Expenses

General and administrative expenses increased by $2,983 thousand to $6,213 thousand for the nine months ended September 30, 2022.  The increase related to the acquisition of the PeriShip business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department.

Research and Development

Research and development expenses were $73 thousand and $25 thousand for the nine months ended September 30, 2022, and 2021, respectively.

Sales and Marketing

Sales and marketing expenses increased $381 thousand to $1,224 thousand for the nine months ended September 30, 2022. The increase is related to the acquisition of the PeriShip business, primarily consisting of salaries and related expenses to four employees.

Net Loss/Income

Consolidated net loss for the nine months ended September 30, 2022 was $14,506 thousand compared to a consolidated net income of $4,616 thousand for the nine months ended September 30, 2022. The decrease was primarily due to the impairment of the SPAC of $10,964 thousand during 2022. The resulting consolidated loss per diluted share for the nine months ended September 30, 2022 was $1.76 compared to a consolidated gain per diluted share of $0.63 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our operations used $2,668 thousand of cash during the nine months ended September 30, 2022, compared to $2,368 thousand during the comparable period in 2021. The increase in cash used from operations is due to a net decrease in working capital balances due to our significant acquisition that occurred during the nine months ended September 30, 2022.

Cash used in investing activities was $7,747 thousand during the nine months ended September 30, 2022, compared to $2,790 thousand during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, $7,500 thousand was used for the acquisition of the PeriShip business. The use of cash in 2021 relates primarily to the acquisition of sponsor units in the SPAC of $2,593 thousand.

Cash provided by financing activities during the nine months ended September 30, 2022, was $4,687 thousand compared to $7,849 thousand during the nine months ended September 30, 2021 related to proceeds from debt and offerings of our common stock in 2022 and 2021.

On April 12, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the selling stockholder and certain directors, providing for the issuance and sale to purchasers therein of an aggregate of 880,208 shares of our common stock, pre-funded warrants to purchase up to 675,000 shares of our common stock, and warrants to purchase up to 1,555,208 shares of our common stock, for gross proceeds to us of approximately $5.0 million and net proceeds of $4.6 million. The pre-funded warrant was exercisable immediately and terminated when fully exercised and had an exercise price of $0.001 per share. The pre-funded warrant was fully exercised in August 2022, with an exercise price of $0.001, and as a resulted, 675,000 shares of our common stock were issued. The warrants are exercisable for a period of five years commencing six months from the date of issuance and have an exercise price of $3.215 per share. The warrants contain price adjustment provisions which may, under certain circumstances, reduce the applicable exercise price. The transaction closed on April 14, 2022.

On September 22, 2022 we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip and the Company.

Of the proceeds of $2.0 million, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip acquisition, including the redemption of 61,000 shares of our common stock. As of September 30, 2022, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.5 million.

We believe that our cash and cash equivalents, together with the net proceeds from the April 12, 2022 offering and proceeds from debt issued, will fund our operations through 2025.

In June 2022, we announced a new $1.5 million share repurchase program to repurchase shares of the Company’s common stock commencing July 1, 2022, for a period of 12 months. This new repurchase program replaces our existing share repurchase program that was due to expire in August 2022 and is now terminated.  During the three months ended September 30, 2022, the Company repurchased 74,530 shares of common stock under the Company’s current program for a total of $109 thousand and a remaining $1,390 thousand may be purchased under the program.

While we expect revenues to increase, we expect continued negative cash flows in 2022, as we incur increased costs associated with expanding our business. We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue and may issue additional debt or equity.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the nine months ended September 30, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have inherent material weakness in controls due to a lack of segregation of duties, resulting from limited staffing in our accounting department. Management has been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively and has hired additional personnel to address its staffing needs. Management believes that it has taken action that will remediate the material weakness identified above. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2022.

(b) Changes in Internal Control over Financial Reporting

Other than the remediation efforts underway, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) PeriShip Acquisition

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC, a value-added service provider for time and temperature sensitive parcel management. For additional information regarding the acquisition, refer to Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022 does not include PeriShip Global. We plan to include PeriShip Global within the timeframe set forth by the SEC’s guidance.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent Quarterly Reports on Form 10-Q, except as noted herein.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, and results of operations.

The services and products we provide are sensitive to reductions from time to time in discretionary consumer spending. For example, demand for high-end perishable items and cannabis products, and subsequently the demand for shipping, brand protection, and other services related to such, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce consumer’s disposable income or result in a decrease in demand for our services and products. As a result, we cannot ensure that demand for our services and products will materialize or remain constant. In early September, 2022, the major global carrier company that PeriShip partners with disclosed that a global recession could be coming based on various indicators in its business including the demand for packages weakening considerably in the final weeks of August 2022, a negative impact on its express delivery business due to the weakening global economy, particularly in Asia and Europe, and a decline in the volume of freight it handles in every region around the world. The major global carrier stated that it expects business conditions to further weaken during its current quarter and is responding by reducing flights, temporarily parking aircraft, trimming hours for its staff, delaying some hiring plans and closing ninety office locations as well as five corporate offices. It also stated it is cutting $500 million from its capital expenditure budget for its fiscal year, which runs through May of 2023.

We have seen a softening in demand for some services related to high-end perishable items and cannabis products which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers, including PeriShip Global. Additionally, PeriShip Global is working with this major global carrier to address their small and medium sized business clients, which we believe is an underserved segment and presents considerable growth opportunities for PeriShip Global. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in consumer discretionary spending and have an adverse effect on our business, financial condition, and results or operations.

Risks Related to our Debt

If we do not timely pay amounts due and comply with the covenants under our debt facilities, our business, financial condition and results of operations may be adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Term Note, among other things, requires high interest payments, and both the Term Note and the PNC Facility place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility. Additionally, under the terms of the Term Note, the Company is required to make monthly loan principal payments of $41,667 per month plus interest, through September 15, 2026.

The terms of the Term Note and the PNC Facility have been structured in such a way that, if we default under one, we will also default under the other. In the event of a continuing default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under each such facility and to exercise their respective rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and the assets of our PeriShip Global subsidiary. Any continuing default on the Term Note or the PNC Facility could result in the outstanding principal balance under each such facility becoming immediately due and payable, which could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) debt service obligations could reduce funds available for other uses such as growing our business; (4) any default on our indebtedness could result in acceleration of those obligations and possible loss of assets or capital; and (5) the risk that necessary capital expenditures cannot be financed on favorable terms. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our existing debt agreements contain, and future debt agreements may contain, financial and/or operating covenants including, among other things, certain coverage ratios, as well as limitations on the ability to incur additional secured and unsecured debt, and/or otherwise affect our distribution and operating policies. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. A default under one of our debt agreements could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, and enforce their respective interests against existing collateral. The terms of the Term Note and the PNC Facility have been structured in such a way that, if we default under one, we will also default under the other. In the event of a continuing default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under each such facility and to exercise their respective rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and the assets of our PeriShip Global subsidiary As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3) (In thousands)
07/01/2022-07/31/2022	-	-	-	$1,500
08/01/2022-08/31/2022	60,000	$1.50	60,000	$1,410
09/01/2022-09/30/2022	15,530	$1.33	14,530	$1,390
Total	74,530	$1.46	74,530	$1,390

(1)	In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. Effective July 1, 2022, the Company’s Board of Directors terminated the existing share repurchase program and approved a new share repurchase program to replace the existing program due to expire in August 2022 to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three months ended September 30, 2022, the Company repurchased 74,530 shares of common stock under the Company’s current program.

(2)	Excludes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock awards which Vested in the second quarter of 2022.

(3)	Excludes 61,000 shares redeemed from the seller of the PeriShip acquisition as part of the settlement of outstanding debt outstanding in connection with the acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information included under the heading Share Repurchase Plan of Part II–Item 2–Unregistered Sales of Equity Securities and Use of Proceeds of this form 10-Q, is incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*^	Amendment to Professional Services Agreement with FedEx Corporate Services, Inc. dated August 25, 2022
10.2	Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.3+	Term Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.4	Revolving Line of Credit Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.5	Guaranty and Suretyship Agreement between VerifyMe, Inc., and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.6	Security Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.7	Security Agreement between VerifyMe, Inc. and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed or furnished herewith, as applicable

^ Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

# Denotes management compensation plan or contract

+ The schedule to this agreement has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 10, 2022	By: /s/ Patrick White
Patrick White
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By: /s/ Margaret Gezerlis
Margaret Gezerlis
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

