Form 10-K
period 2022-12-31
VerifyMe, Inc.
filed 2023-03-28
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 001-39332

VERIFYME, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

801 International Parkway, Fifth Floor Lake Mary, FL	32746
(Address of Principal Executive Offices)	(Zip Code)

(585) 736-9400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRME	The Nasdaq Capital Market
Warrants to Purchase Common Stock	VRMEW	The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,839,432 as of June 30, 2022. Shares of common stock held by executive officers and directors of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. As of June 30, 2022, there were no persons known to the registrant to own 5% or more of the outstanding common stock, and therefore no other persons have been deemed affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 9,361,772 shares of common stock outstanding as of the close of business on March 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of VerifyMe, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2023 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”).  We caution that these risk factors may not be exhaustive.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven predictive analytics logistics provider of high-touch end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protections services, and consumer engagement solutions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the of the shipping journey is managed by a dedicated call center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment, our technologies provide unit level traceability, brand protection, unit level traceability and consumer engagement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Business Update

Recent Developments

On March 1, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) effective as of February 28, 2023 by and among the Company, Trust Codes Global, Trust Codes Limited, a New Zealand limited liability company (“Trust Codes”) and Signum Holdings Limited. Pursuant to the terms of the APA Trust Codes Global agreed to purchase from Trust Codes and Trust Codes agreed to sell to Trust Codes Global substantially all of the assets of Trust Codes and certain specified liabilities (the “Transaction”). The Transaction closed simultaneously with the execution of the APA on March 1, 2023. Trust Codes Global is based in New Zealand and provides brand protection based on a digital identity assigned at the unique item level delivered to customers through a software as a service model. The use of unique QR codes or IoT, coupled with GS1 standards, connects brands to consumers. Trust Codes Global leverages advanced algorithms to protect authenticity and brand value and provides data-driven storytelling which allows visibility of the journey for each item through the supply chain to the consumer’s hands. We believe combining the solutions of Trust Codes Global and PeriShip Global will allow the Company to provide a competitive advantage in the software logistics space, securing supply chains from products manufacture all way to the point of delivery, elevating a consumer’s trust and their brand experience. Please refer to Note 17 – Subsequent Events – to the Audited Consolidated Financial Statements appended to this Report and incorporated by reference into Item 8 in this Annual Report on Form 10-K.

In January 2023 we signed a mutual sales referral agreement with The Agrarian Group. The agreement is structured to help advance food safety and customer loyalty, as well as increase revenue for both companies. The food industry is a focus area for our VerifyMe Solutions segment and perishable food has been a long-standing focus of our PeriShip Global segment.

In November 2022 we entered into an amended five-year renewal agreement with HP Indigo to provide VerifyInkTM security ink taggants for HP Indigo digital presses. This amended agreement also increases the scope of cooperation, in which HP Indigo will refer opportunities for additional VerifyMe technologies.

In September 2022 we entered into a $2 million term loan agreement and a $1 million line of credit with PNC Bank and repaid the $2 million promissory note from the acquisition of PeriShip LLC.

In August 2022, we entered into a multi-year contract extension with our strategic partner and largest customer of PeriShip Global to continue to provide proactive customer service to their customers. The term of the agreement has been extended to March 1, 2026.

Our Solutions

PeriShip Global Solutions: The PeriShip Global Solutions segment specializes in predictive analytics through its proprietary software platform for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extended delivery times. Utilizing predictive analytics from multiple data sources including weather, traffic, flight data, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using the IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

Through our proprietary PeriTrack ® customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. In addition, we provide proactive alerts to address on-coming weather issues to make changes in scheduling to meet critical deadlines for shipments. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

PeriShip Global generates revenue from three business service models.

•	Proactive Service – PeriShip Global clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Direct Premium Service –PeriShip Global clients pay us directly for carrier service coupled with our complete white-glove shipping monitoring and predictive analytics service. This service includes the customer web portal access, weather monitoring, temperature control, full call center support and last mile resolution.
•	Indirect Premium Service – Our carrier partner also offers a “white label” version of our Premium Service to its customers and pays us a fixed contractual fee.

PeriShip Service Products: The PeriShip Global Solutions segment includes the following bundled services as part of our service offerings to our customers:

PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities and alerts based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

Call Center Service: PeriShip Global has assembled a team of customer resolution specialists based in the U.S. This human intervention service team resolves shipping problems on behalf of our customers. The call center acts as a help desk and monitors shipping to delivery for our customers.

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

Weather/Traffic Service: PeriShip Global has full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to minimize the changes of timely and safe transit of shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur the PeriShip team informs clients and works with them to proactively resolve such shipment issues.

VerifyMe Solutions: The VerifyMe Solutions segment in traceability to connect brands with consumers through their product. Brands can gain unit level traceability through the supply chain. Through VerifyMe technologies brand inspectors can authenticate product with visible and invisible unique serialized codes. Brand owners have the ability to gather business intelligence while engaging directly with their consumers and can receive programmable alerts related to counterfeit products or if their products are in unexpected geographical markets. Consumers can authenticate products with their smart phone prior to usage and engage with the brand in unique and innovative ways. Engagement can come in many forms such as free giveaways, product specifications, seed to table tracking, cross-selling of products, contests, videos, and recipes.

VerifyMe Products: VerifyMe has a custom suite of products that offer clients traceability and consumer engagement. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement allowing the brand owner to gather business intelligence and engage with their customers
•	VerifyMe Authenticate™ using rare earth-based ink taggants for instant authentication of labels, packages and products
•	VerifyMe Track & Trace™ for unit level traceability and supply chain control

PeriShip Global and VerifyMe Synergies:

We believe that PeriShip Global and our VerifyMe solutions have synergistic product centric technology platforms and combined have a compelling technology offering for brand owners. For example, currently PeriShip Global ships vaccines for major pharmaceutical companies. With the addition of VerifyMe technology, PeriShip Global can add unit level traceability and authentication to protect clients’ vaccines from product diversion and sub-standard counterfeits. In addition, VerifyMe’s consumer engagement solutions could give PeriShip Global food and beverage clients the ability to gather rich business intelligence, turn “unknown consumers” into “known consumers” and build customer loyalty with engagement functions like videos, discounts, contests, etc.

Strategic Partnerships

PeriShip Global has a direct partnership with a major global carrier company. This partnership includes the ability for both companies to white label each partner’s services. In addition, PeriShip Global has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus a standard shipping code look up which is provided by the carrier.

VerifyMe has a contract with HP Indigo, and a strategic partnership with INX International, the third largest producer of inks in North America. We believe these partnerships can be used to enable brand owners to securely prevent product diversion, engage with their consumers and authenticate labels, packaging and products, alleviating liability from counterfeit products that harm consumers. INX International manufactures VerifyInk™ for printing static images for labels, packaging and products such as aluminum twist caps for the spirits industry. INX International also successfully created ink jet variable images containing the VerifyInk™ which can be used with flexo, silkscreen and offset printing presses. Our security pigments are manufactured from naturally occurring inorganic rare earth materials. There are many manufacturers of these types of specialized pigments, and we intend to maintain multiple simultaneous relationships to ensure ample sources of supply. Accordingly, we are not dependent on any principal suppliers. We rely on third-party strategic partners to manufacture and distribute our VerifyInkTM products. We provide these strategic partners with pigment mixing instructions for the specific uses of each client based on their existing equipment and processes. We maintain policies and procedures to monitor, track and log access to and disposition of all pigment. Our customers are also required to agree to and implement these policies and procedures. In relation to our other products, such as our hand held VerifyChecker™ and VerifyAuthenticatorTM Smartphone Authenticator devices, as well as our VerifyLabel™ tamper-proof labels, we provide instructions for the design of these products and rely on our strategic partners for manufacturing and distribution.

PeriShip Global Opportunities

According to a 2023 report entitled, “Perishable Goods Transportation Market in the US 2023-2027”, written by Infiniti research Limited, the Perishable Goods logistics market size was $4.0 billion in 2022 and is estimated to be $4.3 billion in 2023 and is expected to grow to $5.9 billion by 2027. That represents a compound average market acceleration with a growth rate of approximately 8% per year. This report is based on perishable product segments including meat, poultry, seafood, dairy, fruits and vegetables, and bakery and confectionary. PeriShip Global services all of these product segments.

Currently most shipping businesses utilize the carriers’ data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of PeriShip Global’s call center gives us a major competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. PeriShip Global utilizes a variety of input sources beyond just the carrier’s data feed. PeriShip Global’s proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our call center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. PeriShip Global has two meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the pharmaceutical and healthcare industries represent the biggest areas of opportunity and we are focusing our PeriShip Global sales emphasis on those industries. In addition, we believe that combining VerifyMe’s solutions into the product offering for PeriShip Global clientele, including food and beverage and healthcare industries, gives PeriShip Global a competitive advantage to generate revenue by enhancing PeriShip Global’s clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

The current global logistics industry worldwide is facing an economic slowdown. We believe this represents an opportunity for PeriShip Global since major global carriers are cutting internal staff and are reducing research and development investments. To maintain their credibility in the market, these carriers will need to ensure they meet their customers’ demands for time and temperature sensitive shipments, while maintaining their overheads. We believe outsourcing this function to PeriShip Global provides the ideal solution for all parties involved.

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic downturn, we believe several companies will opt to outsource their logistics services to reduce their operational costs and maintain cash flows. The outsourcing of supply chain logistics operations to service providers such as PeriShip Global allows companies to improve the efficiency of their businesses by focusing their resources on core competencies.

VerifyMe Opportunities

We believe VerifyMe’s products have applications in many areas. Currently, we are aggressively marketing opportunities in the following areas:

•	Food and Beverage – Food safety is becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. Food traceability, sustainability and carbon neutral production is becoming a significant consideration for brand and governments. We believe our unit level traceability and authentication solutions can help brands tell their story about sustainability and battle against tainted or substandard foods and beverages.
•	Pharmaceuticals/nutraceuticals – We believe counterfeit prescription pharmaceuticals and nutraceuticals are a growing problem, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The United States enacted legislation requiring the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). Our consumer facing visible codes and unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. We are seeking to expand our business in this market and believe that as additional pharmaceutical companies seek to comply with the legislation, our products will provide attractive alternatives to address the need for product identifiers.
•	Consumer Products –We believe our technology solutions are particularly suited for the cosmetics, health and beauty and apparel industries. We give the consumer the ability to test a products authenticity instantly with a smartphone. We can protect brand owners from liability litigation, product diversion and lost financial sales with our consumer facing visible codes and unique ink pigments which can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen.

In addition, in each of these markets, our SaaS software allows brand owners and consumers to track the products and will alert the consumer or brand owner of product diversion with 24/7 monitoring. As each product has a unique code, this allows consumers and brand owners to authenticate the product in real time and link directly to the brand owner’s website for additional product information, discounts, and more.

Current Economic Environment

In early September 2022, the major global carrier company that PeriShip partners with, disclosed that a global recession could be coming based on various indicators in its business, including the demand for packages weakening considerably in the final weeks of August 2022, a negative impact on its express delivery business due to the weakening global economy, particularly in Asia and Europe, and a decline in the volume of freight it handles in every region around the world. The major global carrier stated that it expects business conditions to further weaken during its current quarter and is responding by reducing flights, temporarily parking aircraft, trimming hours for its staff, delaying some hiring plans, laying off more than 10% of its officers and directors, and closing ninety office locations as well as five corporate offices. It also stated it is cutting $500 million from its capital expenditure budget for its fiscal year, which runs through May of 2023.

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier, may benefit out-sourced service providers, including PeriShip Global. Additionally, PeriShip Global is working with this major global carrier to address their small and medium sized business clients, which we believe is an underserved segment and presents considerable growth opportunities for PeriShip Global. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Business Combination

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited, which provides unique item level codes for brand protection, data intelligence and consumer engagement technology with an expertise in the food and agriculture industry. Using unique QR codes or IoT, coupled with GS1 standards, we provide brand protection based on a digital identity assigned at the unique item level delivered to customers through a software as a service model. Leverages advanced algorithms to protect authenticity and brand value we provide data-driven storytelling which allows visibility of the journey for each item through the supply chain to the consumer’s hands. The purchase price was approximately $1,000,000, which consisted of approximately $350,000 in cash paid at closing, and 353,492 shares of restricted common stock of the Company, representing $650,000 in Stock Consideration. The acquired Trust Codes business is included in the VerifyMe Solutions segment and we expect the results of its operations will be included in the consolidated financial statement beginning March 1, 2023. Please refer to Note 17 – Subsequent Events – to the Audited Consolidated Financial Statements appended to this Report and incorporated by reference into Item 8 in this Annual Report on Form 10-K.

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

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Sponsor Entity decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash, the rights expired worthless, and the founder shares and the private placement securities have become worthless. In December 2022, it was determined that the costs to dissolve the SPAC were ultimately less than the remaining assets of the SPAC and the SPAC made a distribution to the Company of $32 thousand.

The fair value of the equity investment was $0 million as of December 31, 2022, and $11.0 million as of December 31, 2021.

As of December 31, 2022, we have recognized the impairment loss of $10,932 thousand included in Loss on equity investments in the accompanying Consolidated Statements of Operations.

Our Intellectual Property

Intellectual property is important to our business. Our current patent and trademark portfolios consist of eleven granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, fifteen registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and twenty-one pending US and foreign trademark applications.

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our registered patents expire between the years 2023 and 2039. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

It is cost prohibitive to register patents in every country. We continue to develop new technologies and we apply for patent protection for these technologies in countries with the most market potential and strong patent enforcement tools. When a new product or process is developed, we may seek to preserve the economic benefit of the product or process by applying for a patent in each jurisdiction in which the product or process is likely to be exploited.

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

Research and Development

Current research and development efforts are focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $89 thousand and $51 thousand during the years ended December 31, 2022, and 2021, respectively, on research and development.

Research in our PeriShip Global Solutions segment is currently focused on developing:

•	multi-carrier software support so our services can be provided to clients no matter which carrier they choose to ship their packages;
•	the ability to print labels utilizing our own label printing software rather than relying on a carrier’s print engine;
•	an mobile app for smart phones so our clients can access our portal from their phones rather than a personal computer;
•	the imbedding of artificial intelligence into our proprietary IT portal to expand and improve our predictive analytics capabilities;
•	imbedding a new temperature sensitive ink solution that will give an indication if a temperature exceeded a certain level on packaging for vaccines, food and beverages, and other temperature sensitive packaging, that need constant cold storage temperatures during transit;
•	creating revenue from our weather analytics.

Our legacy ink technology in our VerifyMe Solution Segment is effectively complete, and we are concentrating on the marketing of our technologies. VerifyMe continues to monitor the market for state-of-the-art innovation and may add new products and services in the future, if we believe it would provide a competitive market advantage and could be successfully monetized.

Sales and Marketing Strategy

Business development and sales resources are aligned to support existing customer accounts and new customer development. We use social media channels, such as LinkedIn, Facebook and Twitter as a means of marketing our services. By staying in contact and engaging with customers, we are able to identify possible needs and look for opportunities to expand the services we are providing. We are currently revising the PeriShip Global website, with an on-line chat system as well as aligning with the VerifyMe website to advertise our synergistic offerings. We believe many of the clients of PeriShip Global will benefit from the legacy VerifyMe business consumer engagement and food safety technologies. We will also continue to re-establish trade show attendance which had declined during the height of the COVID pandemic.

In lieu of building, training, and supporting a world-wide internal sales force, we have engaged with multiple strategic partners who have existing relationships in their particular geographical locations. For our VerifyMe Solutions segment, these strategic partners have relationships with government and brands and include both paid and commissioned sales only contract arrangements. They are located in the Middle East, Europe, United Kingdom, India, South Africa, United Arab Emirates, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe. We have also established a network of commission only paid consultants within the United States. These consultants mainly focus on brand owners, and they are not constricted geographically.

Competition

PeriShip Global has developed its own software portal with predictive analytics for weather, traffic, power grids, and data feeds it receives from one of the world’s largest logistics carriers. There are approximately 10 U.S. companies that operate a similar business model, however most of these companies specialize in a particular field such as healthcare or non-perishable building materials. PeriShip Global is operating in all of the perishable segments. In addition, the major carriers such as FedEx, UPS and DHL all have internal operations servicing the critical time, temperature, and cold storage shipping segment, however we believe with the economic downturn, major carriers are seeking to outsource perishable shipping services rather than invest additional funds to provide internal support.

The market for protection from diversion, theft and forgery is a mature industry dominated by a number of large, well-established companies, particularly in the area of traditional overt security technologies where repeating static produced images are commonly used. Security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) security ink manufacturers who are generally well-established companies whose core business is manufacturing and selling printing inks; (ii) system integrators who have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers, and who typically offer a range of security solutions that enable them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements; (iii) system consultancy groups who offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) traditional authentication technology providers which provide holograms and digital watermarking; (v) product diversion tracking providers which provide on-product and in-product tagging technologies; and (vi) traditional security printers whose core products are printing the world’s currencies. In general, we believe competition in our principal markets is primarily driven by product performance, features and liability; price; ease of implementation, technology effectiveness, digital instant verification; new laws and regulations; product innovation and timing of new product introductions; ability to develop, maintain and protect proprietary products and technologies; sales and distribution capabilities; technical support and service; brand loyalty; applications support; and breadth of product line.

Amazon has become a competitor with their new “Project Zero” brand protection system utilizing their “Transparency” serialization product. Amazon’s product serialization service provides a unique code for every unit that is manufactured, and the brand puts these codes on its products as part of its manufacturing process, which Amazon scans and verifies. Amazon’s solution must be used within the Amazon ecosystem. This differs from our visible unit level traceability codes and our covert luminescent pigment which may be incorporated in the labeling and packaging process as static or variable covert codes. Competition is building in the consumer engagement market as more companies enter the space but are using mainly NFC technology imbedded into apparel. In addition to this technology, we have the ability to print labels on more applications including fabrics and metals.

Some of our competitors have substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively. We expect competition with our products and services to continue and intensify in the future.

Major Customers/Vendors

During the year ended December 31, 2022, one customer accounted for 13% of total revenue.  During the year ended December 31, 2021, five customers accounted for 95% of total revenue.

During the years ended December 31, 2022, one vendor accounted for 99% of transportation cost in our PeriShip Global Solutions segment.

As of December 31, 2022, two customers accounted for 23% of total accounts receivable. As of December 31, 2021, three customers accounted for 91% of total accounts receivable.

Employees and External Sales Force

As of December 31, 2022, we employed approximately 50 persons and several consultants. Of these employees, approximately 40 were employed in our PeriShip Global operations and 8 were employed by our legacy business, VerifyMe. Because of the nature of our business, many of our employees and consultants can, and do, conduct their work for us remotely.

In lieu of building, training and supporting a world-wide internal sales force for our VerifyMe legacy business, we have engaged with multiple strategic partners who have existing government and brand owner relationships in their particular geographical locations. These strategic partnerships include both paid and commissioned sales only contract arrangements. These strategic partners are located in the Middle East, Europe, United Kingdom, India, South Africa, United Arab Emirates, Australia, New Zealand, China and Pakistan. We plan to continue to build new strategic partnerships throughout the globe.

We have also established a network of over a dozen commission-paid sales consultants within the United States. These consultants mainly focus on brand owners, and they are not constricted geographically.

We have also entered into commissioned sales contract arrangement with our strategic partner, HP Indigo.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. For example, in April 2022, we acquired the business of PeriShip, LLC (“PeriShip”) through our wholly owned subsidiary PeriShip Global and in March 2023, we acquired the business of Trust Codes Limited, (“Trust Codes”) through our wholly owned subsidiary Trust Codes Global Limited (“Trust Codes Global”). To realize the anticipated benefits of these acquisitions, we must successfully integrate these businesses with ours. The integration of these businesses and any potential acquisition or strategic partnership entails numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of indebtedness or contingent liabilities;
•	dilution of our stockholder’s equity due to the issuance of additional equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships; and
•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

Our business is dependent, and we believe that it will continue to depend, on our relationship with one strategic partner. PeriShip Global partners with one major global carrier for all its customers’ shipping needs. While we work closely with this key strategic partner and have transportation services and pricing agreements in place covering the shipping services they provide to our customers, such agreements are subject to termination or modification from time to time. If our strategic partner is unwilling or unable to supply to us the shipping services we market and sell on acceptable terms, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative shipping services from other providers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative shipping service suppliers from which we can obtain the shipping services we currently receive from our strategic partner. Establishing the necessary information technology infrastructure and business relationship with another shipping services provider would be costly and time consuming and may ultimately not be successful or cost-effective. Further, any increase in the prices charged by our single strategic partner or failure to perform by our strategic partner could cause our costs to increase or could cause us to experience short-term unavailability of shipping services on which our business relies.

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

In addition to relying on this strategic partner for shipping services, a significant portion of our revenue is generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 13% of revenue of our PeriShip Global Solutions segment for the year ended December 31, 2022. If we fail to maintain certain minimum service level requirements related to our service with this strategic partner, it may terminate our agreement to provide them with such service. If our strategic partner terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our services available to its customers, replaces our services with one or more competitors, develops and supplants our services for its own service offerings, or we experience a significant reduction in business from this strategic partner, our business, financial condition and results of operations would be materially adversely affected.

Our key strategic partner has announced that it is developing a service that may be competitive to our own, and others may do the same.

In the second quarter of 2020 our key strategy partner publicly announced that it plans to develop an inhouse software solution in collaboration with a multinational software company that may ultimately be competitive with our service offerings. In January 2022, our key strategy partner announced the development of a logistics as a service solution as a result of this collaboration. The details regarding this product offering, and whether this inhouse solution will ultimately be developed and successfully launched commercially, are unclear. To date we do not believe that this product offering has been adopted by our existing clients or adversely impacted our results in a material way. However, if our key strategic partner takes steps to position this product offering as a replacement or competitor to our service offerings, there can be no assurance that such steps would not increase our cost of delivering our services to our customers, hinder our ability to deliver our services to our customers, entice our existing customers to discontinue using our services, or reduce the number of customers referred to us by our strategic partner. In addition, other carriers or companies, such as Amazon, may develop services that compete with ours. Further, some of our existing customers may develop their own logistics capabilities such that they no longer require our services. Any of these events could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

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

The transportation and logistics industry is highly competitive and cyclical, and is expected to remain so for the foreseeable future. The traceability and consumer engagement industry is also highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Many of these competitors have significantly more resources and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. The primary competitive factors are price and quality of service. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of customer relationships, any one of which could affect our business and financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our customer relationships;
•	our inability to achieve expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, and companies providing traceability and consumer engagement solutions, some of which have greater capital resources or lower cost structures than us;
•	our inability to compete with new entrants in the market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept proposals from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors; and
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•	we may not have sufficient resources to develop and market our services effectively, or at all.

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

Our customers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, inflation, global uncertainty and instability, the effects of pandemics, changes in United States social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of logistics services they need, their ability to pay for our services and overall freight levels, any of which might impair our profitability. For example, inflation and uncertainty and instability in the global economy and geopolitical events may lead to fewer goods being transported. Many of the products our clients ship are luxury or discretionary products and the demand for such products may decrease in adverse economic times. Further, when adverse economic times arise, customers may select competitors that offer lower rates or choose to ship their goods without logistical support in an attempt to lower their costs. These and other economic factors such as recessions could have an adverse effect on our business, financial conditions and results of operations and we might be forced to lower our rates or lose customers.

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

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers, including PeriShip Global. Additionally, PeriShip Global is working with this major global carrier to address their small and medium sized business clients, which we believe is an underserved segment and presents considerable growth opportunities for PeriShip Global. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in consumer discretionary spending and have an adverse effect on our business, financial condition, and results or operations.

Global supply-chain delays and shortages may adversely impact our customers or potential customers.

Global supply-chain delays and shortages, which are out of our control, are currently affecting a wide variety of businesses globally including one of our customers. Supply-chain delays shortages may affect our customers or potential customers which would adversely affect our operations.

We have a history of losses and we may never achieve or maintain profitability.

Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. In addition, we have made significant expenditures on acquisitions and may continue to complete acquisitions in the future. We expect to continue to incur expenditures to develop and market our services and to make acquisitions and could continue to incur operating losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards ("NOLs"), and certain other tax attributes could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act, or the TCJA, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. The carryforwards are limited to 80% of each subsequent year's net income.

In addition, Sections 382 and 383 of the Code, contain rules that limit the ability of a corporation that undergoes an "ownership change" (generally, any change in ownership of more than 50% of the corporation's stock over a three-year period) to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a corporation and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOLs and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the corporation's stock immediately before the ownership change. In 2022, we completed the IRC Section 382 analysis, and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. For the year ended December 31, 2022, Federal and state NOLs of $23.1 million and $0, respectively, will expire unutilized due to the limitations of Section 382, leaving Federal and state NOL carryforwards of $24.4 million and $13.1 million, respectively that may be offset against future taxable income. In the event future ownership changes are determined, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change.

Because our name and brand could be confused with brands that have similar names, we may be adversely affected by any confusion or negative publicity related to others that use a name similar to VerifyMe in their brand names.

We have trademarked the VerifyMeTM brand in the United States and have pending applications with respect to our brand internationally. However, our name and brand has been and could be in the future confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. and www.verifyme.ng, a website offering verification services in Nigeria. We have deleted classifications in our Canada trademark application for the VerifyMe name, in an effort to avoid confusion with the prior-registered SecureKey trademark. We have also attempted to contact the operators of the Nigeria website to resolve the confusion caused there but to date have been unsuccessful in our efforts. Further, we have registered certain trademarks and service marks in the United States and foreign jurisdictions. We are aware of names and marks similar to our service marks being used from time to time by other persons. Although we oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

If our technologies do not work as anticipated once we achieve meaningful sales, we will not be successful.

Our business depends on our ability to market and sell our technology. Without material sales and acceptance from customers with respect to our technologies, we will not be successful. We can provide no assurances that the market will accept our products or that we will achieve any meaningful sales.

If our technology cannot be used successfully to proactively provide analytics logistics management, we may not be able to generate material revenue.

Our proprietary technology is the core of our PeriShip Global operations. The failure of our technology will result in the stoppage of our operation. Due to the fact our business is the monitoring of time sensitive goods movement, any stoppage will result in the financial loss and service liability damage. In order to stay competitive, we need to ensure the continuity and the timeliness of our service, it is essential that the technology platform has redundancy built in, high performing and scalable.

Because many of our current and target customers are large companies, their internal policies and resistance to change may impair our ability to successfully commercialize our products.

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

We rely on strategic partnerships with one large logistics carrier for our PeriShip Global Solutions segment and larger companies which integrate our technologies into their product offerings for our legacy VerifyMe Solutions segment. These strategies leave us largely dependent upon the success of our partners. If any of our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology, our business and future growth would be materially and adversely affected.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could harm our financial condition and ability to become profitable.

Because a small number of customers account for most of our revenue, the loss of any of these customers would have a material adverse impact on our operating results and cash flows.

We derive our revenue from a limited number of customers and our revenue in 2022 grew to $19,576 thousand with the acquisition of PeriShip Global, compared to $867 thousand in 2021. Our principal revenue has been generated from thirty customers in 2022, compared to five customers in 2021. Certain of our agreements with customers have short terms or can be terminated on short notice. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these customers could have a material adverse effect on our operating results and cash flows. If we are unable to materially increase the number of our customers and the number of products for which they use our service, it could adversely impact our financial condition and our business.

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

Our management concluded that our disclosure controls and procedures were effective as of December 31, 2022, and the remediated material weaknesses in our internal control over financial reporting identified in Item 9A of the Report covering the year ended December 31, 2021 have been remediated. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

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

We utilize cloud computing technology. It is hosted pursuant to agreements on technology platforms by third-party service providers. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause customers to terminate their agreements and adversely affect our ability to attract new customers. While we believe our strong partnerships reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable. Additionally, if our service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for these services, we may fail, in turn, to provide our services or to meet our obligations to our users, and our business, financial condition and operating results could be materially and adversely affected.

Fluctuations in labor costs, raw materials, changes in the availability of key suppliers, or catastrophic events may increase the cost of our products and services.

Increases in labor costs might be difficult to pass on to our customers. In our VerifyMe Solutions segment, security pigments, ink canisters, labels and bar codes are key elements in the cost of our products. Our inability to offset material price inflation could adversely affect our results of operations. We rely on one global carrier for transportation services, one supplier to procure our raw materials, one strategic partner to produce our ink canisters, and it is difficult to predict what effects shortages or price increases for the raw materials we use to make our products may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our supplier’s inability to scale production and adjust delivery during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our ability to become profitable is largely dependent upon our ability to continually improve our platforms and acquiring new customers in increasingly competitive markets.

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

As a company with revenues deriving from clients in the cannabis industry, we face many unique and evolving risks.

We currently derive approximately 5% of revenues from clients in the cannabis industry from use of our track and trace and customer engagement technologies. As such, any risks related to the cannabis industry may adversely impact our clients, and potential clients, which may in turn, impact the demand for our products and services. Specific risks impacting the cannabis industry include, but are not limited, to the following:

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

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants and shares of our Series B Convertible Preferred Stock. As of December 31, 2022, there were options, warrants, shares of Series B Convertible Stock outstanding, and restricted stock units convertible into 337,471; 5,103,455; 144,444; and 413,626 shares of common stock, respectively. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. Sales of large blocks of our common stock over a short time in the spring of 2022 had a significant adverse effect on our common stock price. Further sales could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any significant real property, but our subsidiary leases approximately 5,000 square feet of primarily office space in Connecticut used in connection with our PeriShip Solutions segment. The lease expires in 2027. We believe that our property has been well maintained, is suitable and adequate for us to operate and upon expiration of this lease, we do not anticipate any difficulty in obtaining renewals or alternative space.

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

Common Shareholders

As of March 16, 2023, we had approximately 1,440 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

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

Use of Proceeds

On June 17, 2020, our Registration Statement on Form S-1 (File No. 333-234155), as amended (the “Registration Statement”) relating to an underwritten public offering of an aggregate of 2,173,913 units consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price equal to $4.60 per share of common stock was declared effective by the SEC. The cash proceeds from the offering were $9,023 thousand, net of underwriting discounts and commissions of approximately $800 thousand and fees and expenses of approximately $450 thousand. All proceeds from the offering have been utilized and there were no material changes in our use of the net proceeds from the offering, as described in our final prospectus filed with the SEC on June 19, 2020.

 Share Repurchase Plan

The following table provides information about our share repurchase activity for the three months ended December 31, 2022

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
10/01/2022-10/31/2022	-	-	-	$1,390
11/01/2022-11/30/2022	28,201	1.36	28,201	1,353
12/01/2022-12/31/2022	56,175	1.21	56,175	1,285
Total	84,376	1.26	84,376	$1,285

(1)	Effective July 1, 2022, the Company’s Board of Directors terminated the existing share repurchase program and approved a new share repurchase program to replace the existing program due to expire in August 2022 to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three months ended December 31, 2022, the Company repurchased 84,376 shares of common stock under the Company’s current program.

ITEM 6. [RESERVED.]

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

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven predictive analytics logistics provider of high-touch end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protections services, and consumer engagement solutions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the of the shipping journey is managed by a dedicated call center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment, our technologies provide unit level traceability, brand protection, and consumer engagement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

PeriShip Global Solutions: The PeriShip Global Solutions segment specializes in predictive analytics through its proprietary software platform for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extended delivery times. Utilizing predictive analytics from multiple data sources including weather, traffic, flight data, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using the IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

Through our proprietary PeriTrack ® customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. In addition, we provide proactive alerts to address on-coming weather issues to make changes in scheduling to meet critical deadlines for shipments. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

PeriShip Global generates revenue from three business service models.

•	Proactive Service – PeriShip Global clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Direct Premium Service –PeriShip Global clients pay us directly for carrier service coupled with our complete white-glove shipping monitoring and predictive analytics service. This service includes the customer web portal access, weather monitoring, temperature control, full call center support and last mile resolution.
•	Indirect Premium Service – Our carrier partner also offers a “white label” version of our Premium Service to its customers and pays us a fixed contractual fee.

PeriShip Service Products: The PeriShip Global Solutions segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities and alerts based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Call Center Service: PeriShip Global has assembled a team of customer resolution specialists based in the U.S. This human intervention service team resolves shipping problems on behalf of our customers. The call center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: PeriShip Global helps clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during the shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: PeriShip Global provides customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: PeriShip Global has full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to minimize the changes of timely and safe transit of shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur the PeriShip team informs clients and works with them to pro-actively resolve such shipment issues.

VerifyMe Solutions: The VerifyMe Solutions segment specializes in traceability to connect brands with consumers through their product. Through VerifyMe technologies brand inspectors can authenticate product with visible and invisible unique to product serialized codes. Brand owners have the ability to gather business intelligence while engaging directly with their consumers and can receive programmable alerts related to counterfeit products or if their products are in unexpected geographical markets. Consumers can authenticate products with their smart phone prior to usage and engage with the brand in unique and innovative ways. Engagement can come in many forms such as free giveaways, product specifications, seed to table tracking, cross-selling of products, contests, videos, and recipes.

VerifyMe Products: VerifyMe has a custom suite of products that offer clients traceability and consumer engagement. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement allowing the brand owner to gather business intelligence and engage with their customers
•	VerifyMe Authenticate™ using rare earth-based ink taggants for instant authentication of labels, packages and products
•	VerifyMe Track & Trace™ for unit level traceability and supply chain control

PeriShip Global and VerifyMe Synergies:

We believe that PeriShip Global and our VerifyMe solutions have synergistic product centric technology platforms and combined have a compelling technology offering for brand owners. For example, currently PeriShip Global ships vaccines for major pharmaceutical companies. With the addition of VerifyMe technology, PeriShip Global can add unit level traceability and authentication to protect clients’ vaccines from product diversion and sub-standard counterfeits. In addition, VerifyMe’s consumer engagement solutions could give PeriShip Global food and beverage clients the ability to gather rich business intelligence, turn “unknown consumers” into “known consumers” and build customer loyalty with engagement functions like videos, discounts, contests, etc.

PeriShip Global Opportunities

According to a 2023 report entitled, “Perishable Goods Transportation Market in the US 2023-2027”, written by Infiniti research Limited, the Perishable Goods logistics market size was $4.0 billion in 2022 and is estimated to be $4.3 billion in 2023 and is expected to grow to $5.9 billion by 2027. That represents a compound average market acceleration with a growth rate of approximately 8% per year.

This report is based on perishable product segments including meat, poultry, seafood, dairy, fruits and vegetables, and bakery and confectionary. PeriShip Global services all of these product segments

Currently most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of PeriShip Global’s call center gives us a major competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. PeriShip Global utilizes a variety of input sources beyond just the carrier’s data feed. PeriShip Global’s proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our call center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. PeriShip Global has two meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the Pharmaceutical and healthcare industries represent the biggest areas of opportunity and we are focusing our PeriShip Global sales emphasis on those industries. In addition, we feel that combining VerifyMe’s solutions into the product offering for PeriShip Global clientele, including food and beverage and healthcare industries, gives PeriShip Global a competitive advantage to generate revenue by enhancing PeriShip Global’s clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

The current global logistics industry worldwide is facing an economic slowdown. We believe this represents an opportunity for PeriShip Global since major global carriers are cutting internal staff and are reducing research and development investments. To maintain their credibility in the market, these carriers will need to ensure they meet their customers’ demands for time and temperature sensitive shipments, while maintaining their overheads. We believe outsourcing this function to PeriShip Global provides the ideal solution for all parties involved.

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic downturn, we believe several companies will opt to outsource their logistics services to reduce their operational costs and maintain cash flows. The outsourcing of supply chain related and other logistics operations to service providers such as PeriShip Global which allows companies to improve the efficiency of their businessed by focusing their resources on core competencies.

VerifyMe Opportunities

We believe VerifyMe’s products have applications in many areas. Currently, we are aggressively marketing opportunities in the following areas:

•	Food and Beverage – Food safety is becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. Food traceability, sustainability and carbon neutral production is becoming a significant consideration for brand and governments. We believe our unit level traceability and authentication solutions can help brands tell their story about sustainability and battle against tainted or substandard foods and beverages.
•	Pharmaceuticals/nutraceuticals – We believe counterfeit prescription pharmaceuticals and nutraceuticals are a growing problem, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The United States enacted legislation requiring the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). Our consumer facing visible codes and unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. We are seeking to expand our business in this market and believe that as additional pharmaceutical companies seek to comply with the legislation, our products will provide attractive alternatives to address the need for product identifiers.
•	Consumer Products –We believe our technology solutions are particularly suited for the cosmetics, health and beauty and apparel industries. We give the consumer the ability to test a product’s authenticity instantly with a smartphone. We can protect brand owners from liability litigation, product diversion and lost financial sales with our consumer facing visible codes and unique ink pigments which can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen.

In addition, in each of these markets, our SaaS software allows brand owners and consumers to track the products and will alert the consumer or brand owner of product diversion with 24/7 monitoring. As each product has a unique code, this allows consumers and brand owners to authenticate the product in real time and link directly to the brand owner’s website for additional product information, discounts, and more.

Results of Operations

Comparison of the Years Ended December 31, 2022, and 2021

The following discussion analyzes our results of operations for the years ended December 31, 2022, and 2021. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

	Twelve Months Ended December 31,
	2022	2021
	(In thousands)	(In thousands)
PeriShip Global Solutions	$18,190	-
VerifyMe Solutions	1,386	867
Total Revenue	$19,576	$867

Consolidated revenue for the year ended December 31, 2022, was $19,576 thousand, a 2,158% increase compared to $867 thousand, for the year ended December 31, 2021. The increase in revenue primarily relates to the acquisition of the PeriShip Global business on April 22, 2022, which contributed $18,190 thousand for the twelve months ended December 31, 2022. VerifyMe Solutions segment increased revenue by $519 thousand, a 60% increase, primarily driven by growth in our agriculture segment.

Gross Profit

	Twelve Months Ended December 31,
	2022		2021
	(In thousands)	% of Revenue	(In thousands)	% of Revenue
PeriShip Global Solutions	5,505	30%	-	-
VerifyMe Solutions	983	71%	599	69%
Total Gross Profit	$6,488	33%	$599	69%

Consolidated gross profit for the years ended December 31, 2022, and 2021, was $6,488 thousand and $599 thousand, respectively. The resulting gross margin was 33% for the year ended December 31, 2022, compared to 69% for the year ended December 31, 2021. The decrease in our gross margin is due to the acquisition of the PeriShip Global business which has significantly lower margins than the VerifyMe Solutions segment.

General and Administrative Expenses

General and administrative expenses were $8,428 thousand for the year ended December 31, 2022, compared to $4,216 thousand for the year ended December 31, 2021, an increase of $4,212 thousand. The increase related to the acquisition of the PeriShip Global business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department.

Research and Development

Research and development expenses increased by $38 thousand to $89 thousand for the year ended December 31, 2022, from $51 thousand for the year ended December 31, 2021. The increase related to the acquisition of the PeriShip Global business and research and development related to their IT platform.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2022, were $1,718 thousand compared to $1,163 thousand for the year ended December 31, 2021, an increase of $555 thousand. The increase is related to the acquisition of the PeriShip Global business, primarily consisting of salaries and related expenses for four employees.

Net Income (Loss)

Our net loss for the year ended December 31, 2022, was $14,398 thousand, compared to net income of $3,612 thousand for the year ended December 31, 2021. The decrease was primarily due to the impairment of the SPAC of $10,932 thousand during 2022 compared to an unrealized gain on the SPAC of $8,371 in 2021, partially offset by a gain on extinguishment of debt of $326 thousand and the changes discussed above for the acquisition of the PeriShip Global business. The resulting consolidated loss per diluted share for the year ended December 31, 2022, was $1.70 compared to a consolidated income per diluted share of $0.49 for the year ended December 31, 2021.

Liquidity and Capital Resources

Our operations used $2,551 thousand of cash during the year ended December 31, 2022, compared to $3,254 thousand during the year end December 31, 2021. The decrease in cash used from operations is due to a net change in non-cash addbacks to net income and the acquisition of PeriShip Global, which generates cash, that occurred during the year ended December 31, 2022.

Net cash used in investing activities was $7,884 thousand for the year ended December 31, 2022, compared to $2,851 thousand for the year ended December 31, 2021.  During the year ended December 31, 2022, $7,500 thousand was used for the acquisition of the PeriShip Global business. The use of cash in 2021 relates primarily to the acquisition of sponsor units in the SPAC of $2,593 thousand.

Net cash provided by financing activities for the year ended December 31, 2022, was $4,424 thousand compared to $7,588 thousand for the year ended December 31, 2021, related to proceeds from debt and offerings of our common stock in 2022 and 2021.

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

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. We were in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2022.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

Of the proceeds of $2.0 million, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of December 31, 2022, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.4 million.

We believe that our cash and cash equivalents, together with the net proceeds from the April 12, 2022, offering and proceeds from debt issued, will fund our operations for the next 12 months.

In June 2022, we announced a new $1.5 million share repurchase program to repurchase shares of the Company’s common stock commencing July 1, 2022, for a period of 12 months. This new repurchase program replaces our existing share repurchase program that was due to expire in August 2022 and is now terminated.  To date, 158,906 shares have been purchased for a total of $215 thousand and a remaining $1,285 thousand may be purchased under the program.

We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue and may issue additional debt or equity.

Critical Accounting Policies and Estimates

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We have identified that the estimates used in the valuation of the assets of the PeriShip acquisition are critical and require significant judgment. We believe estimates and assumptions related to these accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

Revenue Recognition

We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied at a point in time of delivery of the service. Over 90% of our revenue is derived from logistics management for time and temperature sensitive packages with the remaining from our traceability solutions. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing of our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and unbilled revenue when billings occur after the end of the month (contract assets) on the consolidated balance sheets. Amounts charged to our clients become billable when the performance obligation has been met at a point in time. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. These assets are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets increased significantly as of December 31, 2022, compared to December 31, 2021, due to the business combination. No other factors materially impacted the balances.

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

We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values at acquisition date. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations…

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill

We have recorded goodwill as part of our acquisition of the PeriShip business, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC 350, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. For our annual goodwill impairment test as of December 31, 2022, we performed a qualitative assessment as permitted by ASU 2017-04 for our reporting unit PeriShip Global and determined that it was more likely than not that the fair value exceeded their respective carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the year ended December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal controls over financial reporting was effective as of December 31, 2022

(b) Changes in Internal Control over Financial Reporting

2022 Remediation Activities

During the fiscal year ended December 31, 2022, we implemented remediation actions to address a material weakness due to a lack of segregation of duties identified in our annual report on Form 10-K for our fiscal year ended December 31, 2021. Specifically, we defined key controls in accordance with the five components and seventeen principles of the COSO 2013 Framework. In addition to the VP of Finance and Financial Controller hired in 2021, we hired an HR Manager in September 2022 to further enhance our segregation of duties controls. Through our control testing of the applicable controls over a sufficient period of time during the year ended December 31, 2022, management has concluded that these controls are operating effectively and that as of December 31, 2022, we no longer have a material weakness due to a lack of segregation of duties. Except as set forth above, there were no other changes in internal control over financial reporting during the fiscal year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) PeriShip Acquisition

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC, a value-added service provider for time and temperature sensitive parcel management. For additional information regarding the acquisition, refer to Note 4 to the Audited Consolidated Financial Statements appended to this Report and incorporated by reference into Item 8 in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Annual Report on Form 10-K. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 does not include PeriShip Global. We plan to include PeriShip Global within the timeframe set forth by the SEC’s guidance.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders under the headings “Questions and Answers About these Proxy Materials and Voting,” “Proposal One: Election of Directors,” “Corporate Governance,” “Management and Executive Officers” and, if necessary, “Delinquent Section 16(a) Reports,” which proxy statement will be filed within 120 days after the December 31, 2022, fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed within 120 days after the December 31, 2022, fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders under the heading “Security Ownership of Management and Certain Beneficial Owners,” which proxy statement will be filed within 120 days after the December 31, 2022, fiscal year end.

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information as of December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	157,000 (2)	$5.68	1,292,225 (3)
Equity compensation plans not approved by security holders	180,471 (4)	4.19	-
Total	337,471	4.63	1,292,225

(1)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”) or 2013 Plan, which do not have an exercise price.

(2)	Represents shares of common stock issuable upon exercise of stock options granted under the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2013 Omnibus Equity Compensation Plan, as amended (the “2013 Plan”)

(3)	Includes 877,511 shares remaining available for issuance under the 2020 Plan and 44,770 shares remaining for issuance under the 2013 Plan and 369,944 shares remaining available for issuance under the 2021 Plan.

(4)	Includes individual grants to employees and consultants for services rendered to the Company which were not made under the Company’s existing equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders under the heading “Certain Relationships and Related Person Transactions,” which proxy statement will be filed within 120 days after the December 31, 2022, fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2023 annual meeting of stockholders under the numbered proposal with the heading “Ratification of the Appointment of our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the December 31, 2022, fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
4.1	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.3	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on June 2, 2020)
4.4	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.5	Form of Representative’s Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.6	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.7	Form of Common Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.8*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Employment Agreement with Patrick White, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.3#	Employment Agreement with Margaret Gezerlis, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.4#	Employment Agreement with Keith Goldstein, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.5#	Employment Agreement with Nancy Meyers, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.6#	Employment Agreement between PeriShip Global, LLC and Curt Kole, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.7#	Employment Agreement between PeriShip Global, LLC and Fred Volk III, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.8#	Employment Agreement between PeriShip Global, LLC and Jack Wang, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.9#	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from the Company’s Definitive Proxy Statement filed on November 19, 2013)
10.10#	2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017)
10.10.1#	Amendment to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2019)
10.11#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.12#	VerifyMe, Inc. 2021 Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021)
10.13#	Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.14#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.15#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 and that Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.16#	Incentive Stock Option Agreement dated August 14, 2019 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.17#	Incentive Stock Option Agreement dated March 11, 2019 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.18#	Incentive Stock Option Agreement dated January 7, 2020 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.19#	Form of Restricted Stock Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)
10.20#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.21#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.22#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.23#	Form of Restricted Stock Agreement pursuant to the 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.24#	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.25#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.26#	Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.27#	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.28#	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.29#	Form of Restricted Stock Unit Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.30#	Form of Restricted Stock Unit Award Agreement (Subsidiary Employees) (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.31	Agreement dated as of June 15, 2020 (incorporated herein by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on June 15, 2020)
10.32	Form of Securities Purchase Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.33	Form of Registration Rights Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.34	Form of Lock-Up Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.35	Asset Purchase Agreement, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.36	Promissory Note payable by PeriShip Global, LLC to PeriShip, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.37	Guaranty, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.38	Transition Services Agreement, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.39	Lease Agreement between PeriShip Global and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.40	Lease Guarantee between VerifyMe, Inc. and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.41	Professional Services Agreement between PeriShip Global (as successor to PeriShip, LLC) and FedEx Corporate Services, Inc. dated June 1, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.42	Form of FedEx Transportation Services Agreement Pricing Agreement between PeriShip Global (as successor to PeriShip, LLC) and Federal Express Corporation, et al (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.43	Amendment to Professional Services Agreement with FedEx Corporate Services, Inc. dated August 25, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022)
10.44	Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.45	Term Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.46	Revolving Line of Credit Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.47	Guaranty and Suretyship Agreement between VerifyMe, Inc., and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.48	Security Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.49	Security Agreement between VerifyMe, Inc. and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.50	Asset Purchase Agreement, effective February 28, 2023 (incorporated herein by reference3 from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
21.1*	Subsidiaries of VerifyMe, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed or furnished herewith, as applicable

# Denotes management compensation plan or contract

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Scott Greenberg
Scott Greenberg Interim Chief Executive Officer and Executive Chairman
Date: March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Greenberg	Interim Chief Executive Officer,Executive Chairman and Director	March 28, 2023
Scott Greenberg	(Principal Executive Officer)

/s/ Margaret Gezerlis	Executive Vice President and Chief Financial Officer	March 28, 2023
Margaret Gezerlis	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Chris Gardner	Director	March 28, 2023
Chris Gardner

/s/ Marshall Geller	Director	March 28, 2023
Marshall Geller

/s/Howard Goldberg	Director	March 28, 2023
Howard Goldberg

/s/ Arthur Laffer	Director	March 28, 2023
Arthur Laffer

/s/ Adam Stedham	Director	March 28, 2023
Adam Stedham

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VerifyMe, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 28, 2023

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents, including restricted cash	$3,411	$9,422
Accounts receivable, net of allowance for credit loss reserve, $37 and $0 as of December 31, 2022 and December 31, 2021, respectively	4,448	297
Unbilled revenue	1,185	-
Prepaid expenses and other current assets	333	240
Inventory	81	52
TOTAL CURRENT ASSETS	9,458	10,011

INVESTMENTS
Equity Investment	$-	$10,964

PROPERTY AND EQUIPMENT, NET	292	204

RIGHT OF USE ASSET	469	-

INTANGIBLE ASSETS, NET	6,412	509

GOODWILL	3,988	-

DEFERRED IMPLEMENTATION COSTS	133	-

TOTAL ASSETS	$20,752	$21,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of debt	$500	$-
Accounts payable	3,912	341
Other accrued expense	902	109
Lease liability- current	115	-
TOTAL CURRENT LIABILITIES	5,429	450

LONG-TERM LIABILITIES
Long-term lease liability	$359	$-
Long-term derivative liability	3	71
Term note	1,375	-
TOTAL LIABILITIES	$7,166	$521

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2022; 0 shares issued and outstanding as of December 31, 2021	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 9,341,002 and 7,420,633 issued, 8,951,035 and 7,196,677 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	10	7

Additional paid in capital	92,987	86,059

Treasury stock as cost; 389,967 and 223,956 shares at December 31, 2022 and December 31, 2021, respectively	(949)	(838)

Accumulated deficit	(78,459)	(64,061)

Accumulated other comprehensive loss	(3)	-

STOCKHOLDERS' EQUITY	13,586	21,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,752	$21,688

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended
	December 31, 2022	December 31, 2021

NET REVENUE	$19,576	$867

COST OF REVENUE	13,088	268

GROSS PROFIT	6,488	599

OPERATING EXPENSES
General and administrative (a)	8,428	4,216
Research and development	89	51
Sales and marketing (a)	1,718	1,163
Total operating expenses	10,235	5,430

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,747)	(4,831)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	(88)	2
Loss on equity investment	(10,932)	-
Unrealized gain on equity investment	12	8,371
Other income, net	31	-
Gain on extinguishment of debt	326	-
Payroll protection program debt forgiveness	-	70
TOTAL OTHER INCOME (EXPENSE), NET	(10,651)	8,443

NET (LOSS)/ INCOME	$(14,398)	$3,612

EARNINGS / (LOSS) PER SHARE

BASIC	(1.70)	0.51
DILUTED	(1.70)	0.49
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	8,466,075	7,110,907
DILUTED	8,466,075	7,383,364

(a)	Includes share-based compensation of $1,468 thousand for the year ended December 31, 2022, and $1,716 thousand for the year ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

F-3

VerifyMe, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021

NET (LOSS)/INCOME	$(14,398)	$3,612

Change in fair value of interest rate, swap	(3)	-

TOTAL COMPREHENSIVE (LOSS)/INCOME	$(14,401)	$3,612

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(14,398)	$3,612
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Allowance for bad debt	37	-
Stock based compensation	145	151
Fair value of options in exchange for services	-	85
Fair value of restricted stock awards issued in exchange for services	239	784
Fair value of restricted stock units issued in exchange for services	1,084	696
Payroll Protection Program Debt Forgiveness	-	(70)
Loss on equity investment	10,932	-
Unrealized gain on equity investment	(12)	(8,371)
Gain on extinguishment of debt	(326)	-
Amortization and depreciation	770	117
Changes in operating assets and liabilities:
Accounts receivable	(3,352)	(354)
Unbilled revenue	(1,185)	-
Inventory	(29)	2
Prepaid expenses and other current assets	(77)	25
Accounts payable, other accrued expenses and net change in operating leases	3,621	69
Net cash used in operating activities	(2,551)	(3,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	$(40)	$(95)
Purchase of equipment for lease	-	(45)
Purchase of equity investment	-	(2,593)
Purchase of office equipment	-	(12)
Acquisition of PeriShip	(7,500)	-
Equity received from SPAC Equity Investment	32	-
Deferred implementation costs	(140)	-
Capitalized software costs	(236)	(106)
Net cash used in investing activities	(7,884)	(2,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$4,528	$8,447
Proceeds from issuance of notes payable	2,000	(3)
Proceeds from exercise of pre-funded warrant	1	-
Proceeds from SPP Plan	102	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(34)	(131)
Increase in treasury shares (share repurchase program)	(291)	(725)
Repayment of Debt	(1,882)	-
Net cash provided by financing activities	4,424	7,588

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,011)	1,483
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH – BEGINNING OF PERIOD	9,422	7,939

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - END OF PERIOD	$3,411	$9,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Initial recognition of right-of-use asset and lease liability during the period	$552	$-

Change in fair value of interest rate, swap	$(3)	$-

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount		Deficit	Total

Balance at December 31, 2020	-	-	0.85	-	5,596,877	6	76,099	7,011	(113)	-	(67,673)	8,319
Fair value of stock options	-	-	-	-	-	-	85	-	-		-	85
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	56,971	-	654	-	-		-	654
Restricted Stock Units	-	-	-	-	-	-	696	-	-		-	696
Stock Purchase Plan	-	-	-	-	-	-	40	-	-		-	40
Common stock issued for services	-	-	-	-	9,774	-	39	-	-		-	39
Common stock issued in relation to public offering of securities	-	-	-	-	1,750,000	1	8,446	-	-		-	8,447
Repurchase of Common Stock	-	-	-	-	(216,945)	-	-	216,945	(725)		-	(725)
Net income		-	-	-	-	-	-	-	-	-	3,612	3,612
Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	-	(64,061)	21,167

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury		Accumulated
	Stock		Stock		Stock		Additional	Stock		Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	-	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	205	-	-	-	-	205
Restricted Stock Units	-	-	-	-	-	-	1,084	-	-	-	-	1,084
Stock Purchase Plan	-	-	-	-	-	-	121	-	-	-	-	121
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	53,895	-	(78)	(53,895)	180	-	-	102
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,526	-	-	-	-	4,528
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	-	974
Repurchase of Common Stock	-	-	-	-	(219,906)	-	-	219,906	(291)	-	-	(291)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-	-	-	1
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Net loss		-	-	-	-	-	-	-	-	-	(14,398)	(14,398)
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, together with its subsidiaries, including PeriShip Global LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”) is based in Lake Mary, Florida and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

VerifyMe, through PeriShip Global, is a software driven predictive analytics logistics provider of high-touch, end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protections services, and consumer engagement solutions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions, which includes Trust Codes Global. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the of the shipping journey is managed by a dedicated call center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment, our technologies provide unit level traceability, brand protection, and consumer engagement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiary PeriShip Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) PeriShip Global Solutions and (ii) VerifyMe Solutions. See Note 16 Segment Reporting, for further discussion of the Company’s segment reporting structure.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, unbilled revenue, accounts payable, notes payable and accrued expenses, equity investments, and long-term derivative liabilities. The carrying value of accounts receivable, unbilled revenue, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2022 and December 31, 2021.

Amounts in Thousands ('000)

	Short Term Investment	Equity Investment	Derivative Liability	Derivative Liability
	(Level 1)	(Level 3)	(Level 2)	(Level 3)

Balance as of December 31, 2021	$88	10,964	-	(71)

Realized loss on fair value recognized in other (expense)/income	-	(10,932)	-	-

Distribution from Sponsor Entity	-	(32)	-	-
			-	-
Unrealized gain on fair value recognized in other (expense)/income	12	-	-	-

Realized gain on fair value recognized in share-based compensation	-	-		71

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss			(3)	-
	-	-
Balance at December 31, 2022	$100	$-	$(3)	$-

Variable Interest Entity

The Company determined that G3 VRM Acquisition Corp. (NASDAQ: GGGVU) (the “SPAC”, see Note 2 – Equity Investments), a Delaware corporation and special purpose acquisition company, was a variable interest entity (“VIE”) in which the Company had a variable interest but was not the primary beneficiary. Making the determination as to whether a VIE should be consolidated requires judgement in assessing if the Company is the primary beneficiary. To make this determination, the Company evaluated its power to direct the activities that most significantly impacted the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the SPAC. The Company concluded that it was not the primary beneficiary of the VIE and as such, did not consolidate the SPAC. The Company reassessed its evaluation of whether an entity is a VIE and if it continues to be a VIE, whether the Company is the primary beneficiary of the VIE, on an ongoing basis based on the current facts and circumstances surrounding the entity. The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO, and the Sponsor Entity made the decision not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved, and liquidated according to its charter. The SPAC redeemed 100% of the public shares for cash, the rights have expired worthless, and the founder shares and the private placement securities have become worthless.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity investment in the SPAC (see Note 2 –Equity Investments) and its equity security under short term investment on the balance sheets, as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrealized gain on equity investment include unrealized gain of the fair value of the equity investments and loss on equity investment includes realized loss on equity investments on the accompanying Consolidated Statements of Operations.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents. As of December 31, 2022, the Company held $63 thousand subject to restrictions.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $37 thousand and $0 for allowance for credit losses as of December 31, 2022, and 2021, respectively.

Concentration of Credit Risk Involving Cash and Cash Equivalents

The Company’s cash and cash equivalents are held at various financial institutions. At times, the Company’s deposits may exceed Federal Deposit Insurance Corporation (FDIC) coverage limits which are currently set at $250,000 per depositor. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

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

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary proactive end-to-end logistics management products are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 “Hosting Arrangements and Internally Used Software.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally six years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Derivative Instruments

The Company evaluates its equity investments, long-term derivative liabilities, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguish by Liabilities from Equity” (FASB ASC 480), and FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Consolidated Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

 Revenue Recognition

The Company accounts for revenues according to Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

During the year ended December 31, 2022, over 90% of the Company’s revenues primarily consisted of revenue related to our logistics management for time and temperature sensitive packages generated by our subsidiary PeriShip Global. During the year ended December 31, 2021, the Company’s revenue primarily consisted of VerifyInkTM and labels with our VerifyMe traceability solutions.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2003 remain subject to examination by major tax jurisdictions due the carryforward of unutilized NOLs.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture. For performance restricted stock units with stock price appreciation targets (see Note 10 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $60 thousand and $51 thousand for the years ended December 31, 2022, and 2021, respectively, and are included in Sales and Marketing on the Consolidated Statements of Operations.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2022, and 2021 were $89 thousand and $51 thousand, respectively.

Basic and Diluted Earnings (Loss) per Share of Common Stock

The Company follows Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share,” when reporting earnings per share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the year ended December 31, 2022, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The SPAC was unable to complete its initial business combination within 12 months from the closing of the IPO and the Sponsor Entity decided not to fund the extension and did not deposit additional funds into the trust account. As a result, the SPAC was dissolved and liquidated in accordance with its charter. The SPAC redeemed 100% of the public shares for cash on July 19, 2022, the rights expired worthless, and the founder shares and private placement securities became worthless. The SPAC was dissolved on July 29, 2022, and no distributions were made to the Sponsors. In December 2022, it was determined that the costs to dissolve the SPAC were ultimately less than the remaining assets of the SPAC and the SPAC made a distribution to the Company of $32 thousand.

The fair value of the equity investment was $0 million as of December 31, 2022 and $11.0 million as of December 31, 2021. The fair value of the equity investment was classified as Level 3 in the fair value hierarchy as the calculation was dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur. The Company recognized a loss on equity investments of $10,932 thousand for the year ended December 31, 2022, included in the Loss on equity investments in the accompanying Consolidated Statements of Operations.

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the year ended December 31, 2022, a fair value gain of $12 thousand, was recognized and included in Loss on equity investments, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $100 thousand as of December 31, 2022, and $88 thousand as of December 31, 2021, and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following table presents our revenue disaggregated by various categories (dollars in thousands).

	VerifyMe		PeriShip Global		Consolidated
Revenue	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021	2022	2021

Proactive services	$-	-	$15,202	-	$15,202	$-
Premium services	-	-	2,988	-	2,988	-
Brand protection services	1,386	867	-	-	1,386	867
	$1,386	$867	$18,190	$-	$19,576	$867

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the 30 days. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2022, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of December 31, 2022, we did not have any capitalized sales commissions.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – BUSINESS COMBINATION

PeriShip LLC

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC (“PeriShip”), a value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting call center services.  Using our proprietary software platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquire with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the PeriShip Global Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

On September 22, 2022, the Company entered into an agreement with the owner of PeriShip, LLC to resolve certain disputes among the parties, reduce the principal and interest on the promissory note, repay the amended promissory note in full, and repurchased 61,000 shares of the Company’s common stock (see Note 9). The Company accounted for the agreement in accordance with Topic 250, through earnings, with the full amount included as a Gain on extinguishment of debt on the accompanying Consolidated Statements of Operations for a total of $326 thousand, for the year ended December 31, 2022.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	7,500
Promissory note	2,000
Stock (issuance of 305,473 shares of common stock) (1)	974
Total purchase price	10,474

		Amortization
		Period
Purchase price allocation:
Accounts receivable, net	836
Prepaid expenses	5
Developed Technology	3,143	6 years
Trade Names/Trademarks	1,111	13 years
Customer Relationships	1,839	10 years
Non-Compete Agreement	191	5 years
Property and Equipment, net	193
Goodwill	3,988
Accounts payable and other accrued expenses	(832)
	10,474

(1)	Stock issued was calculated based on the 15 days prior to April 22, 2022, volume-weighted average price (“VWAP”) calculated at $3.2736.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the acquisition discussed above for the years ended December 31, 2022, and 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 22, 2022.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The below table summarizes proforma financial information for the Company, and the acquired PeriShip business, assuming the acquisition date of PeriShip occurred on January 1, 2021 (dollars in thousands):

	Years Ended December 31,
Description	2022	2021

Revenues	$25,397	$29,500
Net Income (loss)	$(14,298)	$5,465

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

For the year ended December 31, 2021, there were no goodwill activities. Changes in the carrying amount of goodwill by reportable business segment for the year ended December 31, 2022, were as follows (in thousands):

	VerifyMe	PeriShip Global	Total
Net book value at
January 1, 2022	$-	$-	$-

2022 Activity
Acquisition	-	3,988	3,988

Net book value at
December 31, 2022	$-	$3,988	$3,988

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	$1,858	$(445)	$1,413
Capitalized Software	206	(91)	115
Customer Relationships	1,839	(133)	1,706
Developed Technology	3,143	(360)	2,783
Internally Used Software	236	(4)	232
Non-Compete Agreement	191	(28)	163
	$7,473	$(1,061)	$6,412
December 31, 2021
Patents and Trademarks	$707	$(354)	$353
Capitalized Software	206	(50)	156
	$913	$(404)	$509

Amortization expense for intangible assets was $657 thousand and $64 thousand for the year ended December 31, 2022, and 2021, respectively.

Patents and Trademarks

As of December 31, 2022, the current patent and trademark portfolios consist of eleven granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, fifteen registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, and twenty-one pending US and foreign trademark applications.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2023	$1,057
2024	877
2025	857
2026	842
2027	836
Thereafter	1,943
Total	$6,412

As of December 31, 2022, our intangible assets with definite lives had a weighted average remaining useful life of 8.4 years.  We have no amortizable intangible assets with indefinite useful lives.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
US	2022	2021

Income (loss) before income taxes	$(14,400)	$(3,612)
Taxes under statutory US tax rates	(3,024)	759
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	(1,188)	(6,149)
Change in State tax rate	(57)	-
All other	5,045	5,204
State taxes	(776)	186
Income tax expense	$-	$-

The decrease in the Company's net valuation allowance was due primarily to a realized loss in our equity investment (See Note 2-Equity Investment), and to net operating losses which will expire unutilized due to limitations resulting from application of Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
US
Net operating loss carryforwards	$6,495	$5,208
Restricted Stock (RSA’s, RSU’s)	503	180
Stock Options	562	678
Stock Purchase Plan (SPP)	8	-
Depreciation	(71)	(33)
Intangibles	22	9
Acquisition Transaction Costs	110	-
Capitalized Research and Development	17	-
Unrealized Gain on Investment	(1)	(2,188)
Bad Debt	9	-
Dividend Income	(2)	-
Gross deferred tax assets	$7,652	$3,854

Less valuation allowance	(7,652)	(3,854)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation as required by Section 382 of the IRC, due to ownership change of the company that could occur in the future, as well as similar state provisions. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income.

In 2022, the Company completed the IRC Section 382 analysis, and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. For the year ended December 31, 2022, Federal and state NOLs of $23.1 million and $0, respectively, will expire unutilized due to the limitations of Section 382, leaving Federal and state NOL carryforwards of $24.4 million and $13.1 million, respectively that may be offset against future taxable income. Some of the Federal and state tax NOL carryforwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 26.6% for our projected available net operating loss carry-forward. No tax benefit has been reported in the December 31, 2022, due to the uncertainty surrounding the realizability of the benefit.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $7.7 million at December 31, 2022. The Company did not utilize any NOL deductions for the year ended December 31, 2022.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2022, and December 31, 2021, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and has not recognized interest and/or penalties in the Statements of Operations for the years ended December 31, 2022, and 2021.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from 2003 are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

There are no taxes payable as of December 31, 2022, or December 31, 2021.

NOTE 7—DEBT

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

The Company accounted for the early extinguishment of debt in accordance with ASC 405-20 - Extinguishment of Liabilities, and recognized a gain included in Gain on extinguishment of debt on the accompanying Consolidated Statements of Operations of $326 thousand for the year ended December 31, 2022.

Contemporaneously, the Company entered into a new debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip Global and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2022.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was $3 thousand as of December 31, 2022, and is included in Long-term Derivative Liability on the Consolidated Balance Sheets.

As of December 31, 2022, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.4 million.

No amounts were drawn on the RLOC as of December 31, 2022.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

On May 17, 2020, the Company entered into a paycheck protection program term note for $72 thousand (the “SBA Loan”) with PNC Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) pursuant to the Paycheck Protection Program (the “PPP”), which is administered by the U.S. Small Business Administration. The SBA Loan was scheduled to mature on May 17, 2022, and bore interest at a rate of 1.00% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

The Company applied for and was notified in June 2021 that $69 thousand in eligible payroll expenditures as described in the CARES Act, has been forgiven. Loan forgiveness is reflected in Other Income (Expense), Net in the accompanying Consolidated Statements of Operations. The forgiveness recognized during the year ended December 31, 2021, included principal of $69 thousand, and interest payable of $1 thousand. The remaining loan balance of $3 thousand was paid in full in June 2021.

 NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2022, and 2021, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company expensed $239 thousand and $784 thousand related to restricted stock awards for the years ended December 31, 2022, and December 31, 2021, respectively.

The Company expensed $1,084 thousand and $696 thousand related to restricted stock units for the years ended December 31, 2022, and December 31, 2021, respectively.

During the year ended December 31, 2022, and 2021, the Company issued 30,000 and 9,774 shares of common stock in relation to services with a stock-based compensation expense of $96 thousand and $39 thousand, respectively.

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

On April 12, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a selling stockholder and certain directors, providing for the issuance and sale to purchasers therein of an aggregate of 880,208 shares of our common stock, pre-funded warrants to purchase up to 675,000 shares of our common stock, and warrants to purchase up to 1,555,208 shares of our common stock, for gross proceeds to us of approximately $5.0 million and net proceeds of $4.6 million. The pre-funded warrant is exercisable immediately and shall terminate when fully exercised and has an exercise price of $0.001 per share. The pre-funded warrant was exercised in full on August 11, 2022. The warrants will be exercisable for a period of five years commencing six months from the date of issuance and have an exercise price of $3.215 per share. Both the pre-funded warrants and warrants contain price adjustment provisions which may, under certain circumstances, reduce the applicable exercise price. The transaction closed on April 14, 2022.

On March 29, 2022, the Company withheld and retired 8,870 shares of common stock in order to satisfy U.S. payroll tax withholding obligations on restricted stock awards held by our Chief Executive Officer.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the plan is considered compensatory. In relation to the non-qualified stock purchase plan the Company expensed $122 thousand and $40 thousand for the years ended December 31, 2022 and December 31, 2021, respectively.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Shares Held in Treasury

As of December 31, 2022, and December 31, 2021, the Company had 389,967 and 223,956 shares, respectively, held in treasury with a value of approximately $949 thousand and $838 thousand, respectively.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with a purchase price of $2.69 per share.

On August 31, 2022, four participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 28,895 shares were issued from treasury with a purchase price of $1.20 per share.

On September 22, 2022, the Company paid $1.8 million of the $2.0 million principal amount promissory note issued to the seller in connection with the PeriShip acquisition, inclusive of the Company redeeming 61,000 shares of its common stock from the seller, pursuant to an agreement with the seller, see Note 4.

Shares Repurchase Program

In November 2020, the Company’s Board of Directors approved a share repurchase program for up to $1.5 million of the Company’s common stock until August 16, 2021. On August 12, 2021, the Company’s Board of Directors extended the share repurchase program to expire on August 16, 2022. Effective July 1, 2022, the Company’s Board of Directors terminated the existing share repurchase program and approved a new share repurchase program to replace the existing program due to expire on August 16, 2022, to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During year ended December 31, 2022, the Company repurchased 158,906 shares of common stock under the Company’s current program.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Stock Options

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2020	473,771	$4.48

Granted	-	-

Forfeited/Cancelled/Expired	(8,300)	9.72

Balance as of December 31, 2021	465,471	4.38

Exercisable as of December 31, 2021	465,471	$4.38	3.2	$47

Granted	-	-

Forfeited/Cancelled/Expired	(128,000)	3.74

Balance as of December 31, 2022	337,471	4.63

Exercisable as of December 31, 2022	337,471	$4.63	2.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of December 31, 2022, and 2021, the Company had no unvested stock options.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2022, and 2021:

Unvested Options
Weighted -
Average
	Number of	Grant
	Unvested Options	Date Exercise Price

Balance at December 31, 2020	10,000	$9.75

Granted	-	-

Vested	(10,000)	9.75

Balance at December 31, 2021	-	-

Granted	-	-

Vested	-	-

Balance at December 31, 2022	-	$-

During the year ended December 31, 2022, and 2021, the Company expensed $0 thousand and $85 thousand with respect to options.

As of December 31, 2022, and 2021, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of December 31, 2022 and 2021:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Balance at December 31, 2020	267,500	3,80

Granted	89,284	4,32

Vested	(312,142)	3.87

Balance at December 31, 2021	44,642	4.31

Granted	39,308	3.18

Vested	(42,142)	4.32

Balance at December 31, 2022	41,808	$3.24

As of December 31, 2022, and 2021, total unrecognized share-based compensation cost related to unvested restricted stock awards was $2 thousand and $115 thousand respectively, which is expected to be recognized over a weighted-average period of 0.02 years as of December 31, 2022.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the unvested restricted stock units as of December 31, 2022 and 2021:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2020	-	-

Granted	208,010	4.05

Vested	(21,000)	3.44

Unvested at December 31, 2021	187,010	4.11

Granted	418,041	2.14

Vested	(191,425)	4.07

Balance at December 31, 2022	$413,626	$2.14

As of December 31, 2022, and 2021, total unrecognized share-based compensation cost related to unvested restricted stock units was $284 thousand and $146 thousand respectively, which is expected to be recognized over a weighted-average period of 1.02 years as of December 31, 2022.

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

The following table summarizes the unvested performance restricted stock units as of December 31, 2022. There were no performance restricted stock units prior to the year 2022.:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2021	-	-

Granted	432,326	2.95

Vested	-	-

Balance at December 31, 2022	$432,326	$2.95

As of December 31, 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $947 thousand, which is expected to be recognized over a weighted-average period of 2.23 years.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Warrants

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2022 and 2021:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2020	3,779,243	$5.89

Granted	-	-

Expired	-	-

Balance at December 31, 2021	3,779,243	5.89

Granted	1,590,150	3.22

Expired	(265,938)	19.21

Balance at December 31, 2022	5,103,455	$4.34	3.0

Exercisable at December 31, 2022	5,103,455	$4.34	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.16 for our common stock on December 31, 2022.

For the year ended December 31, 2022, and 2021, the Company granted 34,942 warrants and 0 warrants to warrant holders pursuant to anti-dilution provisions, 1,555,208 warrants and 0 warrants in conjunction with the Securities Purchase Agreement, respectively (see Note 9 – Stockholders’ Equity). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Pre-funded Warrants

On April 14, 2022, in connection with our Securities Purchase Agreement (see Note 9 – Stockholders’ Equity), the Company issued 675,000 pre-funded warrants to purchase up to an aggregate of 675,000 shares of common stock at a purchase price of $3.214 per pre-funded warrant, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. In August 2022, 675,000 pre-funded warrants with an exercise price of $0.001 per share were exercised, and 675,000 shares of the Company’s common stock were issued. No pre-funded warrants are outstanding as of December 31, 2022.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021
Numerator:
Net Income/(Loss)	$(14,398)	$3,612
Denominator:
Weighted average shares of common stock – basic	8,466,075	7,110,907

Effect of dilutive securities

Preferred Stock	-	144,444
Stock Options	-	48,212
Warrants	-	23
Stock Purchase Plan	-	2,362
Restricted Stock Units & Restricted Stock Awards	-	77,416
Weighted average shares of common stock – diluted	8,466,075	7,383,364

(Loss)/Earnings per share

Basic	$(1.70)	$0.51

Diluted	$(1.70)	$0.49

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted (loss)/earnings per share:

	Years Ended December 31,
	2022	2021
Anti-dilutive instruments excluded from computation of diluted net income/(loss) per share:

Preferred Stock	144,444	-

Stock Options	337,471	177,334

Warrants	5,103,455	3,779,048

Stock purchase plan	57,245	-

Restricted Stock Units and Restricted Stock Awards	887,760	13,196

NOTE 12—LONG TERM DERIVATIVE LIABILITY

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

In June 2022, the Sponsor Entity decided not to fund the extension for the time that the SPAC had to complete its initial business combination. As a result, the SPAC was dissolved and liquidated in accordance with its charter and under ASC 815, and the derivative instrument was terminated. As a result, the SPAC RSUs were forfeited. For the year ended December 31, 2022, the Company has recorded the effect of termination to reduce the fair value and recorded a credit to share-based compensation expense of $71 thousand in relation to these awards. The fair value of the derivative liability was $0 as of December 31, 2022, and $71 thousand as of December 31, 2021.

Effective October 17, 2022, the Company entered into an interest rate swap agreement (see Note 7 – Debt for details). The fair value of the derivative liability associated with the interest rate swap was $3 thousand as of December 31, 2022, and $0 as of December 31, 2021.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 13 –EMPLOYEE BENEFIT PLAN

We offer the VRME Retirement Savings Plan (the “Plan”) to our employees. Eligible employees can elect to participate in the Plan, as soon as administratively feasible after enrollment. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC). We make matching contributions at our discretion. In 2022 and 2021 we contributed a value of approximately $103 thousand and $10 thousand respectively and is recognized as compensation expense in the consolidated statements of operations for matching contributions to the Plan.

NOTE 14 –LEASES

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

Lease expense is included in General & Administrative Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2022	2021
Operating lease cost	$85	$-
Short-term lease cost	18	14
Total lease costs	$103	$14

Supplemental information related to leases was as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Operating Lease right-of-use asset	$469	$-

Current portion of operating lease liabilities	$115	$-
Non-current portion of operating lease liabilities	$359	$-
Total operating lease liabilities	$474	$-

Cash paid for amounts included in the measurement of operating lease liabilities	$80	$-

Right-of-use assets obtained in exchange for operating lease liabilities	$552	$-

Weighted-average remaining lease term for operating leases (years)	4.3
Weighted average discount rate for operating leases	6.0%

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of December 31, 2022 (in thousands):

Year ended December 31,
2023	$122
2024	126
2025	130
2026	134
Thereafter	45
Total future lease payments	557
Less: imputed interest	(83)
Present value of future lease payments	474
Less: current portion of lease liabilities	(115)
Long-term lease liabilities	$359

NOTE 15 – CONCENTRATIONS

During the year ended December 31, 2022, one customer represented 13% of revenues and five customers represented 95% of revenues for the year ended December 31, 2021.

As of December 31, 2022, two customers made up 23% of accounts receivable. As of December 31, 2021, three customers accounted for 91% of total accounts receivable.

During the year ended December 31, 2022, one vendor accounted for 99% of transportation costs, in our PeriShip Global Solutions segment.

NOTE 16 – SEGMENT REPORTING

As of December 31, 2022, we operated through two reportable business segments: (i) PeriShip Global Solutions and (ii) VerifyMe Solutions.

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

We do not allocate the following items to the segments: general and administrative expenses, research and development expense, sales and marketing expenses, and other income (expense).

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Years Ended December 31,
	2022	2021
Revenue
PeriShip Global Solutions	$18,190	$-
VerifyMe Solutions	1,386	867
Total Revenue	$19,576	$867

Gross Profit
PeriShip Global Solutions	$5,505	$-
VerifyMe Solutions	983	599
Total Gross Profit	6,488	599

General and administrative	8,428	4,216
Research and development	89	51
Sales and marketing	1,718	1,163
LOSS BEFORE OTHER (EXPENSE) INCOME	(3,747)	(4,831)
OTHER (EXPENSE) INCOME	(10,651)	8,443
NET (LOSS) INCOME	$(14,398)	$3,612

Additional information relating to our business segments is as follows (in thousands):

Identifiable assets:

	Years Ended December 31,
	2022	2021

PeriShip Global Solutions	$17,302	$-
VerifyMe Solutions	3,450	21,688
Total Assets	$20,752	$21,688

NOTE 17 – SUBSEQUENT EVENTS

On March 1, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) effective as of February 28, 2023 (the “Effective Date”) by and among the Company, Trust Codes Global, Trust Codes Limited, a New Zealand limited liability company that specializes in unique item level codes for brand protection, data intelligence and consumer engagement technology with an expertise in the food and agriculture industry (“Trust Codes” or “Seller”) and Signum Holdings Limited (“Seller’s Parent”). Pursuant to the terms of the APA Trust Codes Global agreed to purchase from Trust Codes and Trust Codes agreed to sell to Trust Codes Global substantially all of the assets of Trust Codes and certain specified liabilities (the “Transaction”). The Transaction closed simultaneously with the execution of the APA on March 1, 2023 (the “Closing”).

The total consideration paid to the Seller at Closing in connection with the Transaction was approximately $1,000,000, which consisted of approximately $350,000 in cash (the “Cash Consideration”); and the issuance of 353,492 shares of restricted common stock of the Company at $1.84 per share (the “Stock Consideration”) (representing $650,000 in Stock Consideration). The total consideration due under the Transaction is subject to certain post-Closing adjustments, which shall be accounted for in the first cash earnout payment, discussed below, if applicable.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Under the APA, during the five-year period ending on the fifth anniversary of the Effective Date, Trust Codes Global shall pay the Seller quarterly cash earnout payments equal to 18% of the gross margin earned on existing customers and the Company shall issue to the Seller annual equity earnout payments of restricted shares of the Company’s common stock equal to 20% of gross margin earned on new customers during the applicable 12 month period divided by the VWAP for the 30-day period ending on the last day of the 12-month period, inclusive. If the value of equity earnout shares issued exceeds $3.1 million at any time during the earnout period, then any subsequent amount of equity earnout shall be reduced to 10% of gross margin earned on new customers received during the applicable 12-month period. In certain circumstance Trust Codes Global may pay cash in lieu of the Company issuing restricted common stock for the equity earnout.

The APA is structured to comply with the shareholder approval requirements of the Nasdaq listing rules and contains a blocker provision which prevents the Seller from receiving any equity earnout shares should such earnout shares, in connection with the Stock Consideration, cause the Seller to beneficially own more than 19.99% of the voting securities of the Company. The APA contains customary confidentiality and indemnification provisions and customary representations, warranties and covenants by the parties for transactions of this type and also contains a five-year non-compete and non-solicitation provision applicable to the Seller, Seller’s Parent, and each of their affiliates, in favor of the Company and Trust Codes Global.

On February 28, 2023, fourteen participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 57,245 shares were issued with an exercise price of $1.19.

Effective March 15, 2023, the Company’s Chief Executive Officer, Patrick White, resigned as an officer and director of the Company. Scott Greenberg, the Company’s executive chairman of the Board, was appointed as Interim Chief Executive Officer. In connection with his resignation, Mr. White will receive payments totaling $159 thousand. In addition the Company awarded him 111,364 restricted stock units, with a grant date value equal to 70% of his annual base salary, each such unit representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Plan. These restricted stock units, except as otherwise provided in the award agreement, vest within three years in equal tranches provided the Company’s stock price exceeds $2.75 and $3.75 per share for twenty consecutive trading days. In connection with the grant of the restricted stock units Mr. White forfeited his outstanding award of restricted stock units granted pursuant to a Restricted Stock Unit Award Agreement dated February 26, 2022.

In connection with his appointment as Interim Chief Executive Officer, Mr. Greenberg was awarded 56,819 restricted stock units, with a grant date value equal to $100,000, each such unit representing the contingent right to receive one share of the Common Stock, subject to the terms of the 2020 Plan. These restricted stock units, except as otherwise provided in the award agreement, vest within three years in equal tranches provided the Company’s stock price exceeds $2.75 and $3.75 per share for twenty consecutive trading days.

