Form 10-Q
period 2023-03-31
VerifyMe, Inc.
filed 2023-05-11
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,392,082 shares of common stock outstanding at May 5, 2023.

2

FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated

Balance Sheets

(In thousands, except share data)

	As of
	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents, including restricted cash	$3,085	$3,411
Accounts receivable, net of allowance for credit loss reserve, $33 and $37 as of March 31, 2023 and December 31, 2022, respectively	1,703	4,448
Unbilled revenue	697	1,185
Prepaid expenses and other current assets	367	333
Inventory	54	81
TOTAL CURRENT ASSETS	5,906	9,458

PROPERTY AND EQUIPMENT, NET	$292	292

RIGHT OF USE ASSET	603	469

INTANGIBLE ASSETS, NET	7,079	6,412

GOODWILL	5,371	3,988

DEFERRED IMPLEMENTATION COSTS	160	133

TOTAL ASSETS	$19,411	$20,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of debt	$1,000	$500
Accounts payable	1,578	3,912
Other accrued expense	891	902
Lease liability- current	167	115
Contingent liability-short term	173	-
TOTAL CURRENT LIABILITIES	3,809	5,429

LONG-TERM LIABILITIES
Contingent liability-long term	$952	$-
Long-term lease liability	434	359
Long-term derivative liability	4	3
Term note	1,250	1,375
TOTAL LIABILITIES	$6,449	$7,166

Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 9,696,989 and 9,341,002 issued, 9,348,914 and 8,951,035 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10

Additional paid in capital	93,790	92,987

Treasury stock as cost; 348,075 and 389,967 shares at March 31, 2023 and December 31, 2022, respectively	(793)	(949)

Accumulated other comprehensive loss	(6)	(3)

Accumulated deficit	(80,039)	(78,459)

STOCKHOLDERS' EQUITY	12,962	13,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,411	$20,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended
	March 31, 2023	March 31, 2022

NET REVENUE	$5,661	$161

COST OF REVENUE	3,907	38

GROSS PROFIT	1,754	123

OPERATING EXPENSES
General and administrative (a)	2,756	1,465
Research and development	8	9
Sales and marketing (a)	494	299
Total Operating expenses	3,258	1,773

LOSS BEFORE OTHER (EXPENSE) INCOME	(1,504)	(1,650)

OTHER (EXPENSE) INCOME
Interest (expense) income, net	(42)	1
Unrealized (loss) gain on equity investment	(32)	252
Other (expense) income, net	(2)	3
TOTAL OTHER INCOME (EXPENSE), NET	(76)	256

NET LOSS	$(1,580)	$(1,394)

LOSS PER SHARE
BASIC	(0.17)	(0.19)
DILUTED	(0.17)	(0.19)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	9,332,553	7,179,395
DILUTED	9,332,553	7,179,395

(a)	Includes share-based compensation of $286 thousand for the three months ended March 31, 2023, and $429 thousand for the three months ended March 31, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
NET LOSS	$(1,580)	$(1,394)

Change in fair value of interest rate, Swap	(1)	-
Foreign currency translation adjustments	(2)	-

Total comprehensive loss	$(1,583)	$(1,394)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,580)	$(1,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	3	-
Stock based compensation	22	87
Fair value of restricted stock awards issued in exchange for services	1	139
Fair value of restricted stock units issued in exchange for services	263	203
Loss on disposal of equipment	2	-
Unrealized loss (gain) on equity investment	32	(252)
Amortization and depreciation	282	35
Changes in operating assets and liabilities:
Accounts receivable	2,742	147
Unbilled revenue	488	-
Inventory	27	(26)
Prepaid expenses and other current assets	(42)	(98)
Accounts payable, other accrued expenses and net change in operating leases	(2,366)	158
Net cash used in operating activities	(126)	(1,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	$(31)	$(24)
Purchase of office equipment	(13)	-
Acquisition of Trust Codes	(363)	-
Deferred implementation costs	(36)	-
Capitalized software costs	(178)	-
Net cash used in investing activities	(621)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	$500	$-
Proceeds from SPP Plan	59	67
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1)	(31)
Increase in treasury shares (share repurchase program)	(10)	-
Repayment of debt	(125)	-
Net cash provided by financing activities	423	36
Effect of exchange rate changes on cash	(2)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(326)	(989)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - BEGINNING OF PERIOD	3,411	9,422
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - END OF PERIOD	$3,085	$8,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$34	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of interest rate, swap	$1	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount		Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	-	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	30,438	-	108	-	-		-	108
Restricted stock units	-	-	-	-	-	-	203	-	-		-	203
Stock Purchase Plan	-	-	-	-	25,000	-	17	(25,000)	82		-	99
Net loss	-	-	-	-	-	-	-	-	-	-	(1,394)	(1,394)
Balance at March 31, 2022	-	-	0.85	-	7,252,115	7	86,387	198,956	(756)	-	(65,455)	20,183

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards	-	-	-	-	-	-	1	-	-	-	-	1
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	1,750	-	262	-	-	-	-	262
Stock Purchase Plan	-	-	-	-	48,838	-	(85)	(48,093)	166	-	-	81
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(3)		(3)
Net loss		-	-	-	-	-	-	-	-	-	(1,580)	(1,580)
Balance at March 31, 2023	-	-	0.85	-	9,348,914	10	93,790	348,075	(793)	(6)	(80,039)	12,962

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

VerifyMe, through PeriShip Global, is a software driven predictive analytics logistics provider of high-touch, end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protections services, and consumer engagement solutions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions, which includes Trust Codes Global. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the shipping journey are managed by a dedicated call center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment, our technologies provide unit level traceability, brand protection, and consumer engagement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Foreign Currency Translation

The function currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other(expense) income” on our Consolidated Statements of Operations. The foreign currency transaction losses for the three months ended March 31, 2023, were immaterial.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, unbilled revenue, accounts payable, notes payable and accrued expenses, equity investment, contingent consideration and long-term derivative liabilities. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2023 and December 31, 2022.

Amounts in Thousands ('000)

	Short Term Investment	Derivative Liability	Contingent Consideration
	(Level 1)	(Level 2)	(Level 3)

Balance as of December 31, 2022	$100	(3)	-

Unrealized loss on fair value recognized in other (expense)/income	(32)	-	-

Contingent Consideration	-	-	1,125

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss		(1)	-
	-
Balance at March ,31 2023	$68	$(4)	$1,125

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity security under prepaid expenses and other current assets on the Consolidated Balance Sheets, as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gain or loss of the fair value of the equity investments are included in unrecognized gain (loss) on equity investments on the accompanying Consolidated Statements of Operations.

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

During the three months ended March 31, 2023, the Company’s revenues primarily consisted of revenue related to our shipping logistics services generated by our subsidiary PeriShip Global.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assesses qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

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

For the three months ended March 31, 2023, and 2022, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three months ended March 31, 2023, there were approximately 6,139,000 anti-dilutive shares consisting of 844,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 4,814,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock. For the three months ended March 31, 2022, there were approximately 4,843,000 anti-dilutive shares consisting of 483,000 unvested restricted stock awards and units and stock purchase plan, 437,000 shares issuable upon exercise of options, 3,779,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.

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

NOTE 2 – EQUITY INVESTMENTS

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three months ended March 31, 2023, an unrealized fair value loss of $32 thousand, was recognized and included in Unrealized loss on equity investments, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $68 thousand as of March 31, 2023, and $100 thousand as of December 31, 2022, and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	VerifyMe		PeriShip Global		Consolidated
Revenue	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022

Proactive services	$-	-	$4,504	-	$4,504	$-
Premium services	-	-	910	-	910	-
Brand protection services	247	161	-	-	247	161
	$247	$161	$5,414	$-	$5,661	$161

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the 30 days. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2023, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of March 31, 2023, we did not have any capitalized sales commissions.

NOTE 4 – BUSINESS COMBINATION

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The preliminary purchase price allocation is subject to change and is expected to be finalized in the second quarter of 2023. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. Trust Codes Global is included in the VerifyMe Solutions segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023.  The pro-forma financial information for Trust Codes is not required.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	363
Fair value of contingent consideration	1,125
Stock (issuance of 353,492 shares of common stock) (a)	625
Total purchase price	2,113

		Amortization
		Period
Purchase price allocation:
Prepaid expenses	25
Property and Equipment, net	18
ROU Asset	171
Developed Technology	485	8 years
Trade Names/Trademarks	148	18 years
Customer Relationships	68	10 years
Goodwill	1,383
Accounts payable and other accrued expenses	(14)
Current lease liability	(63)
Long term lease liability	(108)
	2,113

(a) Stock issued was calculated based on the 15 day volume-weighted average price (“VWAP”) through February 28, 2023 calculated at $1.8388.

Contingent Consideration

ASC Topic 805 requires that contingent consideration to be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities using an appropriate valuation methodology, typically either an income-based approach or a simulation model, such as the Monte Carlo model, depending on the structure of the contingent consideration arrangement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates and changes in the timing and amount of revenue and/or earnings projections.

As of March 31, 2023, contingent consideration presented as current liability totaled $173 thousand. As of March 31, 2023, we also had accrued long term contingent consideration totaling $952 thousand related to the acquisition of Trust Codes on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

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

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2023, were as follows (in thousands):

	VerifyMe	PeriShip Global	Total
Net book value at
January 1, 2023	$-	$3,988	$3,988

2023 Activity
Acquisition	1,383	-	1,383

Net book value at
March 31, 2023	$1,383	$3,988	$5,371

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	$2,038	$(477)	$1,561
Capitalized Software	206	(101)	105
Customer Relationships	1,907	(175)	1,732
Developed Technology	3,627	(499)	3,128
Internally Used Software	411	(13)	398
Non-Compete Agreement	191	(36)	155
	$8,380	$(1,301)	$7,079
December 31, 2022
Patents and Trademarks	$1,858	$(445)	$1,413
Capitalized Software	206	(91)	115
Customer Relationships	1,839	(133)	1,706
Developed Technology	3,143	(360)	2,783
Internally Used Software	236	(4)	232
Non-Compete Agreement	191	(28)	163
	$7,473	$(1,061)	$6,412

Amortization expense for intangible assets was $240 thousand and $19 thousand for the three months ended March 31, 2023, and 2022, respectively.

Patents and Trademarks

As of March 31, 2023, the current patent and trademark portfolios consist of nine granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), six pending U.S. and foreign patent applications, sixteen registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, six NZ trademark registration (in the name of Trust Codes Global Limited), one OAPI (African Intellectual Property Organization) trademark registration (in the name of Trust Codes Global Limited, and twenty-two pending US and foreign trademark applications (of which one European trademark application is in the name of Trust Codes Limited). The Company abandoned two patents during the first quarter of 2023.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2023 (nine months remaining)	$772
2024	1,129
2025	1,103
2026	1,010
2027	907
Thereafter	2,158
Total	$7,079

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $1 thousand and $139 thousand related to restricted stock awards for the three months ended March 31, 2023, and 2022, respectively.

The Company expensed $263 thousand related to restricted stock units for the three months ended March 31, 2023, and $203 thousand related to restricted stock units for the three months ended March 31, 2022.

On February 28, 2023, 353,492 shares of common stock were issued in relation to the acquisition of the Trust Codes Business, see Note 4 – Business Combinations, for details.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum numbers of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $22 thousand and $32 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. During the first quarter of 2023, the Company received $59 thousand in proceeds related to the 2021 Plan.

Shares Held in Treasury

As of March 31, 2023, and December 31, 2022, the Company had 348,075 and 389,967 shares, respectively, held in treasury with a value of approximately $793 thousand and $949 thousand, respectively.

On February 28, 2023, fourteen participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 48,093 shares were issued from treasury with a purchase price of $1.19 per share.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with a purchase price of $2.69 per share.

Shares Repurchase Program

Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three months ended March 31, 2023, the Company repurchased 6,201 shares of common stock for $10 thousand under the Company’s current program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2032. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan.

The 2020 Plan, as amended, is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

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

Stock Options

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2022	337,471	$4.63

Granted	-	-

Forfeited/Cancelled/Expired	-	-

Balance as of March 31, 2023	337,471	$4.63

Exercisable as of March 31, 2023	337,471	$4.63	2.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of March 31, 2023, the Company had no unvested stock options.

During the three months ended March 31, 2023, and 2022, the Company expensed $0 thousand, with respect to options.

As of March 31, 2023, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of March 31, 2023:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2022	41,808	3.24

Granted	-	-

Vested	(39,308)	3.18

Balance March 31, 2023	2,500	$4.17

As of March 31, 2023, total unrecognized share-based compensation cost related to unvested restricted stock awards is less than $1 thousand, which is expected to be recognized in the second quarter of 2023.

The following table summarizes the unvested restricted stock units as of March 31, 2023:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2022	413,626	2.14

Granted	5,000	1.92

Vested	(162,909)	3.16

Balance March 31, 2023	$255,717	$1.48

As of March 31, 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $231 thousand, which is expected to be recognized over a weighted-average period of 1.42 years.

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

The following table summarizes the unvested performance restricted stock units as of March 31, 2023:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Grant	Number of
	Date Fair Value	Unit Shares
Unvested at December 31, 2022	432,326	2.95

Granted	168,183	1.55

Forfeited/Cancelled	(70,625)	2.95

Balance March 31, 2023	$529,884	$2.50

As of March 31, 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $798 thousand, which is expected to be recognized over a weighted-average period of 1.68 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2023:

	Warrants Outstanding
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2022	5,103,455	$4.34

Granted	-	-

Expired	(289,955)	7.15

Balance as of March 31, 2023	4,813,500	$4.17	2.9

Exercisable as of March 31, 2023	4,813,500	$4.17	2.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.92 for our common stock on March 31, 2023.

NOTE 8—DEBT

The Company entered into a new debt facility with PNC Bank, National Association (the “PNC Facility”), effective September 15, 2022. The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip was in compliance with all affirmative and restrictive covenants under the PNC Facility at March 31, 2023.

As of March 31, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.3 million. During the three months ended March 31, 2023, the Company made a repayment of $125 thousand towards the principal of the outstanding Term Note.

As of March 31, 2023, $500 thousand was drawn on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was $4 thousand as of March 31, 2023, and $3 as of December 31, 2022, and is included in Long-term Derivative Liability on the Consolidated Balance Sheets.

NOTE 9—INCOME TAXES

There are no taxes payable as of March 31, 2023, or December 31, 2022.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending March 31, 2023, due to the uncertainty surrounding the realizability of the benefit.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation as required by Section 382 of the IRC, due to ownership changes of the company that could occur in the future, as well as similar state provisions. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended March 31, 2023.

The Company acquired certain assets and the business of Trust Codes Limited on March 1, 2023. Intangible assets have been established in the amount of $701 thousand for patents and trademarks, customer relationships and developed technology. These assets will be amortized over 15 years for tax purposes, while for book purposes they will be amortized over varying useful lives ranging from 8 to 18 years. In addition, goodwill of $1,383 thousand was established. Goodwill is not amortizable for book purposes but is amortizable for tax over a period of 15 years. These timing differences will result in the creation of deferred tax assets in future quarters. As of March 31, 2023, the differences are not material. See Note 5. Intangible Assets and Goodwill.

NOTE 10—LONG TERM DERIVATIVE LIABILITY

Effective October 17, 2022, the Company entered into an interest rate swap agreement (see Note 8 – Debt for details). The fair value of the derivative liability associated with the interest rate swap was $4 thousand as of March 31, 2023, and $3 thousand as of December 31, 2022

NOTE 11– LEASES

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

Lease expenses are included in General & Administrative Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$37	$-
Short-term lease cost	9	3
Total lease costs	$46	3

Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating Lease right-of-use asset	$603	$469

Current portion of operating lease liabilities	$167	$115
Non-current portion of operating lease liabilities	434	359
Total operating lease liabilities	$601	$474

Cash paid for amounts included in the measurement of operating lease liabilities	$45	$80

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$552

Weighted-average remaining lease term for operating leases (years)	3.7

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of March 31, 2023 (in thousands):

Year ended December 31,
2023 (Excluding three months ended March 2023)	$131
2024	191
2025	195
2026	139
2027	45
Thereafter
Total future lease payments	701
Less: imputed interest	100
Present value of future lease payments	601
Less: current portion of lease liabilities	(167)
Long-term lease liabilities	$434

NOTE 12– CONCENTRATIONS

For the three months ended March 31, 2023, one customer represented 13% of revenues and two customers represented 94% of revenues for the three months ended March 31, 2022.

As of March 31, 2023, two customers made up 45% of accounts receivable.

During the three months ended March 31, 2023, one vendor accounted for 99% of transportation cost, in our PeriShip Global Solutions segment.

NOTE 13 – SEGMENT REPORTING

As of March 31, 2023, we operated through two reportable business segments: (i) PeriShip Global Solutions and (ii) VerifyMe Solutions.

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

VerifyMe Solutions. This segment specializes in solutions that connect brands with consumers through their products. Consumers can authenticate products with their smart phone prior to usage, and brand owners have the ability to gather business intelligence while engaging directly with their consumers. Our VerifyMe Solutions segment also provide brand protection and supply chain functions such as counterfeit prevention.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, other (expense) income, interest (expense) income, and gain (loss) on equity investments.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
PeriShip Global Solutions	$5,414	$-
VerifyMe Solutions	247	161
Total Revenue	$5,661	$161

Gross Profit
PeriShip Global Solutions	$1,586	$-
VerifyMe Solutions	168	123
Total Gross Profit	1,754	123

General and administrative	2,756	1,465
Research and development	8	9
Sales and marketing	494	299
LOSS BEFORE OTHER (EXPENSE) INCOME	(1,504)	(1,650)
OTHER (EXPENSE) INCOME	(76)	256
NET LOSS	$(1,580)	$(1,394)

NOTE 14 – SUBSEQUENT EVENTS

On April 14, 2023, the Company approved 35,511 restricted stock awards, for a non-employee director, with a grant date fair value equal to $63 thousand that shall vest on the date of the Annual Meeting.

 On April 12, 2023, 8,407 shares were issued under the Company’s non-qualified stock purchase plan, of which, 407 shares were issued from Treasury.

In April 2023, upon vesting of the restricted stock awards held by an employee, the Company withheld and retired 750 shares of common stock in order to satisfy their U.S. payroll tax withholding obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those express or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven predictive analytics logistics provider of high-touch end-to-end logistics management which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protection services, and consumer engagement solutions. Our operations are split into two segments: PeriShip Global Solutions and VerifyMe Solutions which includes Trust Codes Global. Through our PeriShip Global Solutions segment we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a call center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our VerifyMe Solutions segment our technologies provide unit level traceability, brand protection, and consumer engagement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

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

PeriShip Global generates revenue from three business service models.

•	ProActive Service – PeriShip Global clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Direct Premium Service –PeriShip Global clients pay us directly for carrier service coupled with our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full call center support and last mile resolution.
•	Indirect Premium Service – Our carrier partner also offers a “white label” version of our Premium Service to its customers and pays us a fixed contractual fee.

PeriShip Service Products: The PeriShip Global Solutions segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Call Center Service: PeriShip Global has assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The call center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: PeriShip Global helps clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: PeriShip Global provides customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: PeriShip Global has full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur the PeriShip team informs clients and works with them to proactively resolve such shipment issues.

VerifyMe Solutions: The VerifyMe Solutions segment specializes in traceability to connect brands with consumers through their product. Through VerifyMe technologies brand inspectors can authenticate products with visible and invisible unique to product serialized codes. Brand owners have the ability to gather business intelligence while engaging directly with their consumers and can receive programmable alerts related to counterfeit products or if their products are in unexpected geographical markets. Consumers can authenticate products with their smart phone prior to usage and engage with the brand in unique and innovative ways. Engagement can come in many forms such as free giveaways, product specifications, seed to table tracking, cross-selling of products, contests, videos and recipes.

VerifyMe Products: VerifyMe has a custom suite of products that offer clients traceability and consumer engagement. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for consumer engagement allowing the brand owner to gather business intelligence and engage with customers
•	VerifyMe Authenticate™ using rare earth-based ink taggants for instant authentication of labels, packaging and products
•	VerifyMe Track & Trace™ for unit level traceability and supply chain control

Opportunities

PeriShip Global: Currently most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of PeriShip Global’s call center gives us a major competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. PeriShip Global utilizes a variety of input sources beyond just the carrier’s data feed. PeriShip Global’s proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our call center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. PeriShip Global has two meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the Pharmaceutical and healthcare industries represent the biggest areas of opportunity and we are focusing our PeriShip Global sales emphasis on those industries. In addition, we feel that combining VerifyMe’s solutions into the product offering for PeriShip Global clientele, including food and beverage and healthcare industries, gives PeriShip Global a competitive advantage to generate revenue by enhancing PeriShip Global’s clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

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

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic downturn, we believe several companies will opt to outsource their logistics services to reduce their operational costs and maintain cash flows. The outsourcing of supply chain related and other logistics operations to service providers such as PeriShip Global which allows companies to improve the efficiency of their businesses by focusing their resources on core competencies.

VerifyMe: We believe VerifyMe’s products have applications in many areas. Currently, we are aggressively marketing opportunities in the following areas:

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

Synergies: We believe that PeriShip Global and VerifyMe Solutions segments have synergistic product centric technology platforms and combined have a compelling technology offering for brand owners. For example, currently PeriShip Global ships vaccines for major pharmaceutical companies. With the addition of VerifyMe technology, PeriShip Global can add unit level traceability and authentication to protect clients’ vaccines from product diversion and sub-standard counterfeits. In addition, VerifyMe’s consumer engagement solutions could give PeriShip Global food and beverage clients the ability to gather rich business intelligence and build customer loyalty with engagement functions like videos, discounts, contests, recipes, etc.

Partnerships:

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

Business Combinations

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes, specializing in brand protection, anti-counterfeiting and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain and creates a data driven engine to inform and educate consumers of the product. The purchase price was approximately $1.0 million which consisted of approximately $0.36 million in cash paid at closing, and 353,492 shares of restricted common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. Trust Codes Global is included in the VerifyMe Solutions segment and the results of its operations are included in the consolidated financial statement beginning March 1, 2023.

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC, a value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting call center services.  Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of restricted common stock of the Company, representing $1.0 million in stock consideration. We expect that all of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip Global business is included in the PeriShip Global Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our PeriShip Solutions segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the three months ended March 31, 2023, and 2022

The following discussion analyzes our results of operations for the three months ended March 31, 2023 and 2022.

Revenue	Three Months Ended March 31,
	2023	2022

PeriShip Global Solutions	$5,414	$-
VerifyMe Solutions	247	161
Total Revenue	$5,661	$161

Consolidated revenue for the three months ended March 31, 2023, and 2022, was $5,661 thousand compared to $161 thousand for the three months ended March 31, 2022. The increase in revenue primarily relates to the acquisition of the PeriShip Global business on April 22, 2022, which contributed $5,414 thousand for the three months ended March 31, 2023. VerifyMe Solutions Segment revenue increased by $86 thousand to $247 thousand from $161 thousand, partially due to the acquisition of the Trust Codes Global business on March 1, 2023.

Gross Profit	Three Months Ended March 31,
	2023		2022
		% of Revenue		% of Revenue
PeriShip Global Solutions	1,586	29%	-	-
VerifyMe Solutions	168	68%	123	76%
Total Gross Profit	$1,754	31%	$123	76%

Gross profit for the three months ended March 31, 2023, was $1,754 thousand, compared to $123 thousand for the three months ended March 31, 2022. The resulting gross margin was 31% for the three months ended March 31, 2023, compared to 76% for the three months ended March 31, 2022. The gross profit decrease relates to the acquisition of the PeriShip Global business on April 22, 2022, which has significantly lower margins than the VerifyMe Solutions Segment.

General and Administrative Expenses

General and administrative expenses increased by $1,291 thousand to $2,756 thousand for the three months ended March 31, 2023 compared to $1,465 thousand for the three months ended March 31, 2022. The increase relates primarily to the acquisition of the PeriShip Global business, and primarily made up of salaries and related expenses for approximately 35 employees in the IT and operations department, the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, as well as severance expense of approximately $191 thousand which is expected to be paid by the end of 2023. Stock based compensation was $245 thousand, including $112 thousand relating to severance, and $421 thousand for the three months ended March 31, 2023 and 2022, respectively. Amortization and depreciation expense was $282 thousand and $35 thousand for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses were $8 thousand and $9 thousand for the three months ended March 31, 2023, and 2022, respectively.

Sales and Marketing

Sales and marketing expenses increased by $195 thousand to $494 thousand for the three months ended March 31, 2023 compared to $299 thousand for the three months ended March 31, 2022. The increase is related to the acquisition of the PeriShip Global business, primarily consisting of salaries and related expenses for five employees. Stock based compensation was $41 thousand and $8 thousand for the three months ended March 31, 2023 and 2022, respectively.

Net Loss

Consolidated net loss for the three months ended March 31, 2023 and 2022 was $1,580 thousand and $1,394 thousand, respectively. The decrease was primarily related to an increase of our operating expenses offset by increases in revenue.

Liquidity and Capital Resources

Our operations used $126 thousand of cash during the three months ended March 31, 2023, compared to $1,001 thousand during the comparable period in 2022. The decrease in cash used from operations is due to favorable changes in working capital accounts during 2023 compared to 2022.

Cash used in investing activities was $621 thousand during the three months ended March 31, 2023, compared to $24 thousand during the three months ended March 31, 2022. During the three months ended March 31, 2023, $363 thousand was used for the acquisition of the Trust Codes Global business.

Cash provided by financing activities during the three months ended March 31, 2023, was $424 thousand compared to $36 thousand during the three months ended March 31, 2022. The increase relates to $500 thousand drawn from the RLOC.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of March 31, 2023, we had drawn down $500 thousand under the RLOC.

The PNC Facility also includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip Global and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. We were in compliance with all affirmative and restrictive covenants under the PNC Facility at March 31, 2023.

Of the proceeds of $2.0 million from the Term Note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of March 31, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.3 million.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

In June 2022, we announced a $1.5 million share repurchase program to repurchase shares of our common stock commencing July 1, 2022, for a period of 12 months. To date, 165,107 shares have been purchased for a total of $226 thousand and a remaining $1,274 thousand may be purchased under the program.

We believe that our cash and cash equivalents will fund our operations for the next 12 months. We may issue additional debt or equity as we grow our business which we expect to grow organically, and if the opportunity arises, through key acquisitions that will help accelerate the growth of our business.

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

Revenue Recognition

Our revenue transactions include sales of our ink canisters, software, licensing, pre-printed labels, integrated solutions, leasing of our equipment and logistics management for time and temperature sensitive packages. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

Business Combinations

Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in relation to the acquisitions are appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, estimated royalty rates used in valuing technology related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital (“WACC”) analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

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

Goodwill

We have recorded goodwill as part of our acquisitions, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC 350, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Interim Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the three months ended March 31, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Effective with the quarter ended March 31, 2023, an assessment of our subsidiary PeriShip Global, which acquired PeriShip, LLC, is now within the scope of our internal controls over financial reporting. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Trust Codes Global Acquisition

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited specializing in brand protection, anti-counterfeiting and consumer engagement technology with an expertise in the food and agriculture industry. For additional information regarding the acquisition, refer to Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023 does not include Trust Codes Global. We plan to include Trust Codes Global within the timeframe set forth by the SEC’s guidance.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent Quarterly Reports on Form 10-Q, except as noted herein.

Foreign Currency Exchange Rate Risk

We operate in the US and New Zealand, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in “Other (expense) income” on our Consolidated Statements of Operations.

Our foreign subsidiaries operate in a currency other than the United States dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relates to functional currency assets and liabilities that are denominated in the New Zealand dollar. The changes in the net investment of our foreign subsidiary are reflected in "Foreign currency translation adjustments” on our Consolidated Statements of Comprehensive Loss. We have not used any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs(1)(2) (In thousands)
01/01/2023-01/31/2023	-	-	-	$1,285
02/01/2023-02/28/2023	-	-	-	$1,285
03/01/2023-03/31/2023	6,200	$1.64	6,201	$1,275
Total	6,200	$1.64	6,201	$1,275

(1)	Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three months ended March 31, 2023, the Company repurchased 6,201 shares of common stock under the Company’s current program.
(2)	Excludes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock awards which vested in the first quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information included under the heading Share Repurchase Plan of Part II–Item 2–Unregistered Sales of Equity Securities and Use of Proceeds of this form 10-Q, is incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	First Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement filed Schedule 14A filed on April 4, 2022).
10.2+	Asset Purchase Agreement, effective February 28, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
10.3+	Separation Agreement and Release of all Claims between the Company and Patrick White dated March 14, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023).
10.4#	Restricted Stock Unit Award Agreement between the Company and Patrick White dated March 15, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2023).
10.5#	Restricted Stock Unit Award Agreement between the Company and Scott Greenberg dated March 15, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

+ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 11, 2023	By: /s/ Scott Greenberg
Scott Greenberg
Interim Chief Executive Officer And Executive Chairman (Principal Executive Officer)

Date: May 11, 2023	By: /s/ Margaret Gezerlis
Margaret Gezerlis Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

