Form 10-Q
period 2023-06-30
VerifyMe, Inc.
filed 2023-08-10
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,899,767 shares of common stock outstanding at August 4, 2023.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents including restricted cash	$2,697	$3,411
Accounts receivable, net of allowance for credit loss reserve, $33 and $37 as of June 30, 2023 and December 31, 2022, respectively	1,286	4,448
Unbilled revenue	734	1,185
Prepaid expenses and other current assets	308	333
Inventory	47	81
TOTAL CURRENT ASSETS	5,072	9,458

PROPERTY AND EQUIPMENT, NET	$288	292

RIGHT OF USE ASSET	554	469

INTANGIBLE ASSETS, NET	6,990	6,412

GOODWILL	5,338	3,988

DEFERRED IMPLEMENTATION COSTS	182	133

TOTAL ASSETS	$18,424	$20,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of debt	$1,300	$500
Accounts payable	1,400	3,912
Other accrued expense	723	902
Lease liability- current	174	115
Contingent liability-short term	122	-
TOTAL CURRENT LIABILITIES	3,719	5,429

LONG-TERM LIABILITIES
Contingent liability-long term	$831	$-
Long-term lease liability	389	359
Long-term derivative liability	2	3
Term note	1,125	1,375

TOTAL LIABILITIES	$6,066	$7,166

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 10,190,433 and 9,341,002 issued, 9,842,765 and 8,951,035 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10

Additional paid in capital	94,111	92,987

Treasury stock as cost; 347,668 and 389,967 shares at June 30, 2023 and December 31, 2022, respectively	(792)	(949)

Accumulated deficit	(80,921)	(78,459)

Accumulated other comprehensive loss	(50)	(3)

STOCKHOLDERS' EQUITY	12,358	13,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,424	$20,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

NET REVENUE	$5,335	$4,497	$10,996	$4,658

COST OF REVENUE	3,515	2,812	7,422	2,850

GROSS PROFIT	1,820	1,685	3,574	1,808

OPERATING EXPENSES
General and administrative (a)	2,342	2,535	5,098	4,000
Research and development	10	25	18	34
Sales and marketing (a)	506	447	1,000	746
Total Operating expenses	2,858	3,007	6,116	4,780

LOSS BEFORE OTHER (EXPENSE)	(1,038)	(1,322)	(2,542)	(2,972)

OTHER (EXPENSE) INCOME
Interest expenses, net	(46)	(23)	(88)	(22)
Unrealized gain (loss) on equity investment	30	(246)	(2)	6
Realized loss on equity investment	-	(10,964)	-	(10,964)
Change in fair value of contingent consideration	172	-	172	-
Other (expense) income, net	-	-	(2)	3
TOTAL OTHER INCOME (EXPENSE), NET	156	(11,233)	80	(10,977)

NET LOSS	$(882)	$(12,555)	$(2,462)	$(13,949)

LOSS PER SHARE
BASIC	(0.09)	(1.50)	(0.26)	(1.78)
DILUTED	(0.09)	(1.50)	(0.26)	(1.78)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	9,765,452	8,387,662	9,614,183	7,851,463
DILUTED	9,765,452	8,387,662	9,614,183	7,851,463

(a)	Includes share-based compensation of $315 thousand and $601 thousand for the three and six months ended June 30, 2023, respectively, and $312 thousand and $742 thousand for the three and six months ended June 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NET LOSS	$(882)	$(12,555)	$(2,462)	$(13,949)

Change in fair value of interest rate, Swap	2	-	1	-

Foreign currency translation adjustments	(46)	-	(48)	-

Total Comprehensive Loss	$(926)	$(12,555)	$(2,509)	$(13,949)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,462)	$(13,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	4	13
Stock based compensation	41	92
Gain or loss on change in fair value of contingent consideration	(172)	-
Fair value of restricted stock awards and restricted stock units issued in exchange for services	560	650
Loss on disposal of equipment	2	-
Unrealized loss on foreign currency transactions	10	-
Intangible asset Impairment	34	-
Unrealized loss on equity investment	2	(6)
Realized loss on equity investment	-	10,964
Amortization and depreciation	540	243
Changes in operating assets and liabilities:
Accounts receivable	3,156	(619)
Unbilled revenue	451	(622)
Inventory	34	(7)
Prepaid expenses and other current assets	46	(77)
Accounts payable, other accrued expenses and net change in operating leases	(2,709)	693

Net cash used in operating activities	(463)	(2,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(42)	(25)
Purchase of office equipment	(24)	-
Acquisition of Trust Codes	(363)	-
Acquisition of PeriShip	-	(7,500)
Deferred implementation costs	(56)	(106)
Capitalized software costs	(373)	-
Net cash used in investing activities	(858)	(7,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$-	$4,552
Proceeds from Line of Credit	800	-
Proceeds from SPP Plan	71	67
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(3)	(34)
Increase in treasury shares (share repurchase program)	(10)	-
Repayment of Debt	(250)	-
Net cash provided by financing activities	608	4,585

Effect of exchange rate changes on cash and cash equivalents	(1)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(714)	(5,671)

CASH AND CASH EQUIVALENTS INCLUDIING RESTRICTED CASH BEGINNING OF PERIOD	3,411	9,422

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - END OF PERIOD	$2,697	$3,751

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$68	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of interest rate, swap	$1	$-
Initial recognition of right-of-use asset and lease liability during the period	$-	$552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at March 31, 2022	-	-	0.85	-	7,252,115	7	86,387	198,956	(756)	-	(65,455)	20,183
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	(750)	-	31	-	-	-	-	31
Restricted Stock Units	-	-	-	-	-	-	274	-	-	-	-	274
Stock Purchase Plan	-	-	-	-	-	-	35	-	-	-	-	35
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,550	-	-	-	-	4,552
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	-	974
Net loss	-	-	-	-	-	-	-	-	-	-	(12,555)	(12,555)
Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	-	(78,010)	13,590

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at March 31, 2023	-	-	0.85	-	9,348,914	10	93,790	348,075	(793)	(6)	(80,039)	12,962
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	485,444	-	146	-	-	-	-	146
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	-	-	148	-	-	-	-	148
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	8,407	-	27	(407)	1	-	-	28
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(44)	-	(44)
Net loss	-	-	-	-	-	-	-	-	-	-	(882)	(882)
Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	139	-	-	-	139
Restricted Stock Units	-	-	-	-	-	-	477	-	-	-	477
Stock Purchase Plan	-	-	-	-	-	-	67	-	-	-	67
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	25,000	-	(15)	(25,000)	82	-	67
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,550	-	-	-	4,552
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	974
Net loss	-	-	-	-	-	-	-	-	-	(13,949)	(13,949)
Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	(78,010)	13,590

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	485,444	-	147	-	-	-	-	147
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	1,750	-	410	-	-	-	-	410
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	57,245	-	(58)	(48,500)	167	-	-	109
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of Common Stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(47)	-	(47)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,462)	(2,462)
Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358

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

VerifyMe, through PeriShip Global, is a software driven predictive analytics logistics provider of high-touch, end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protections services, and brand enhancement solutions. Our operations are split into two segments: Precision Logistics and Authentication. Through our Precision Logistics segment, we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the shipping journey are managed by a dedicated service center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our Authentication segment, our technologies provide unit level traceability, brand protection, and brand enhancement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2022, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics (formerly PeriShip Global) and (ii) Authentication (formerly VerifyMe Solutions). See Note 13 Segment Reporting, for further discussion of the Company’s segment reporting structure.

Foreign Currency Translation

The function currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The foreign currency transaction losses for the three and six months ended June 30, 2023, were immaterial.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The Company adopted the new standard beginning January 1, 2023, and did not have an effect on its financial position, results of operations or cash flows.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

Amounts in Thousands ('000)

	Short Term Investment	Derivative Liability	Contingent Consideration
	(Level 1)	(Level 2)	(Level 3)

Balance as of December 31, 2022	$100	(3)	-

Unrealized loss on fair value recognized in other income (expense)	(2)	-	-

Contingent Consideration at issuance	-	-	1,125

Change in fair value of Contingent Consideration	-	-	(172)

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss		1	-
	-
Balance at June 30, 2023	$98	$(2)	$953

Equity Investments

When the Company does not have a controlling financial interest in an entity but can exert influence over the entity’s operations and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under applicable generally accepted accounting policies. The Company has elected the fair value option for its equity security under prepaid expenses and other current assets on the Consolidated Balance Sheets, as it has determined the fair value best reflects the economic performance of the equity investment. Changes in unrecognized gain or loss of the fair value of the equity investments are included in Other income (expense) on the accompanying Consolidated Statements of Operations.

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

During the three and six months ended June 30, 2023, the Company’s revenues primarily consisted of revenue related to our shipping logistics services generated by our subsidiary PeriShip Global.

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

For the six months ended June 30, 2023, and 2022, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and six months ended June 30, 2023, there were approximately 7,108,000 anti-dilutive shares consisting of 1,998,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock. For the three and six months ended June 30, 2022, there were approximately 5,596,000 anti-dilutive shares consisting of 727,000 unvested restricted stock units and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 3,713,000 shares issuable upon exercise of warrants, 675,000 shares issuable upon exercise of pre-funded warrants, and 144,000 shares issuable upon conversion of preferred stock.

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

NOTE 2 – EQUITY INVESTMENTS

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three and six months ended June 30, 2023, an unrealized fair value gain of $30 thousand and a loss of $2 thousand was recognized, respectively and included in Unrealized gain (loss) on equity investments, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $98 thousand as of June 30, 2023, and $100 thousand as of December 31, 2022, and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022

Proactive services	$-	$-	$4,200	$3,315	$4,200	$3,315
Premium services	-	-	1,014	916	1,014	916
Brand protection services	121	266	-	-	121	266
	$121	$266	$5,214	$4,231	$5,335	$4,497

	Authentication		Precision Logistics		Consolidated
Revenue	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022

Proactive services	$-	$-	$8,704	$3,315	$8,704	$3,315
Premium services	-	-	1,924	916	1,924	916
Brand protection services	368	427	-	-	368	427
	$368	$427	$10,628	$4,231	$10,996	$4,658

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2023, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2023, we did not have any capitalized sales commissions.

NOTE 4 – BUSINESS COMBINATIONS

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The preliminary purchase price allocation is subject to change and is expected to be finalized in the third quarter of 2023. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023.  The pro-forma financial information for Trust Codes is not required.

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

As of June 30, 2023, contingent consideration presented as current liability totaled $122 thousand. As of June 30, 2023, we also had accrued long term contingent consideration totaling $831 thousand related to the acquisition of Trust Codes on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

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

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2023, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2023	$-	$3,988	$3,988

2023 Activity
Acquisition of Trust Codes Global	1,383	-	1,383
Foreign currency translation	(33)	-	(33)
Net book value at
June 30, 2023	$1,350	$3,988	$5,338

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and Trademarks	$2,039	$(507)	$1,532	13
Capitalized Software	161	(92)	69	2
Customer Relationships	1,906	(221)	1,685	9
Developed Technology	3,616	(645)	2,971	5
Internally Used Software	610	(22)	588	6
Non-Compete Agreement	191	(46)	145	4
	$8,523	$(1,533)	$6,990
December 31, 2022
Patents and Trademarks	$1,858	$(445)	$1,413	13
Capitalized Software	206	(91)	115	3
Customer Relationships	1,839	(133)	1,706	9
Developed Technology	3,143	(360)	2,783	5
Internally Used Software	236	(4)	232	14
Non-Compete Agreement	191	(28)	163	4
	$7,473	$(1,061)	$6,412

Amortization expense for intangible assets was $495 thousand and $197 thousand for the six months ended June 30, 2023, and 2022, respectively. During the six months ended June 30, 2023, the Company impaired certain assets related to its Developed Technology and Patents by $28 thousand and $6 thousand, respectively, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use.

Patents and Trademarks

As of June 30, 2023, our current patent and trademark portfolios consist of nine granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), five pending U.S. and foreign patent applications, twenty-six registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, six NZ trademark registration (in the name of Trust Codes Limited and/or Trust Codes Global Limited), one OAPI (African Intellectual Property Organization) trademark registration (in the name of Trust Codes Global Limited), and ten pending US and foreign trademark applications (of which one European trademark application is in the name of Trust Codes Limited). The Company abandoned three patents during the six months ended June 30, 2023.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2023 (six months remaining)	$534
2024	1,069
2025	1,044
2026	1,040
2027	1,005
Thereafter	2,298
Total	$6,990

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $147 thousand and $148 thousand related to restricted stock awards for the three and six months ended June 30, 2023, respectively. The Company expensed $34 thousand and $173 thousand related to restricted stock awards for the three and six months ended June 30, 2022, respectively.

The Company expensed $149 thousand and $412 thousand related to restricted stock units for the three and six months ended June 30, 2023, and $274 thousand and $477 thousand related to restricted stock units for the three and six months ended June 30, 2022.

On February 28, 2023, 353,492 shares of common stock were issued in relation to the acquisition of Trust Codes Global, see Note 4 – Business Combinations, for details.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $19 thousand and $41 thousand for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2023, the Company received $71 thousand in proceeds related to the 2021 Plan.

Shares Held in Treasury

As of June 30, 2023, and December 31, 2022, the Company had 347,668 and 389,967 shares, respectively, held in treasury with a value of approximately $792 thousand and $949 thousand, respectively.

On February 28, 2023, fourteen participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 57,245 shares were issued, of which 48,500 were issued from treasury, with a purchase price of $1.19 per share.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with a purchase price of $2.69 per share.

Shares Repurchase Program

Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00. This plan ended on July 1, 2023. During the six months ended June 30, 2023, the Company repurchased 6,201 shares of common stock for $10 thousand under the Company’s repurchase program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,100 shares of common stock and extended the term of the 2020 Plan to June 6, 2033. On June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of June 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2022	337,471	$4.63

Granted	-	-

Forfeited/Cancelled/Expired	-	-

Balance as of June 30, 2023	337,471	$4.63

Exercisable as of June 30, 2023	337,471	$4.63	1.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of June 30, 2023, the Company had no unvested stock options.

During the three and six months ended June 30, 2023, and 2022, the Company expensed $0 thousand, respectively, with respect to options.

As of June 30, 2023, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of June 30, 2023:

	Unvested Restricted Stock Awards
		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2022	41,808	3.24

Granted	486,194	1.46

Vested	(111,333)	2.20

Balance June 30, 2023	416,669	$1.44

As of June 30, 2023, total unrecognized share-based compensation cost related to unvested restricted stock awards is $562 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock units as of June 30, 2023:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2022	413,626	2.14

Granted	209,082	1.39

Vested	(162,909)	3.16

Forfeited	(7,000)	3.44

Balance June 30, 2023	452,799	$1.41

As of June 30, 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $445 thousand, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table summarizes the unvested performance restricted stock units as of June 30, 2023:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2022	432,326	2.95

Granted	718,183	1.27

Forfeited/Cancelled	(70,625)	2.95

Balance June 30, 2023	1,079,884	$1.84

As of June 30, 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $1,348 thousand, which is expected to be recognized over a weighted-average period of 2.04 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2023:

	Warrants Outstanding
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2022	5,103,455	$4.34

Granted	-	-

Expired	(474,869)	6.34

Balance as of June 30, 2023	4,628,586	$4.13	2.8

Exercisable as of June 30, 2023	4,628,586	$4.13	2.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.38 for our common stock on June 30, 2023.

NOTE 8—DEBT

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at June 30, 2023.

As of June 30, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.1 million. During the six months ended June 30, 2023, the Company made a repayment of $250 thousand towards the principal of the outstanding Term Note.

As of and during the six months ended June 30, 2023, $800 thousand was drawn on the RLOC and is included in short-term debt outstanding.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative liability associated with the interest rate swap was $2 thousand as of June 30, 2023, and $3 thousand as of December 31, 2022, and is included in Long-term Derivative Liability on the Consolidated Balance Sheets.

NOTE 9—INCOME TAXES

There are no taxes payable as of June 30, 2023, or December 31, 2022.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the six months ending June 30, 2023, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the six months ended June 30, 2023.

The Company acquired certain assets and the business of Trust Codes Limited on March 1, 2023. Intangible assets have been established in the amount of $701 thousand for trademarks, customer relationships and developed technology. These assets will be amortized over 15 years for tax purposes, while for book purposes they will be amortized over varying useful lives ranging from 8 to 18 years. In addition, goodwill of $1,383 thousand was established. Goodwill is not amortizable for book purposes but is amortizable for tax over a period of 15 years. These timing differences will result in the creation of deferred tax assets in future quarters. As of June 30, 2023, the differences are not material. See Note 5. Intangible Assets and Goodwill.

NOTE 10—LONG TERM DERIVATIVE LIABILITY

Effective October 17, 2022, the Company entered into an interest rate swap agreement (see Note 8 – Debt for details). The fair value of the derivative liability associated with the interest rate swap was $2 thousand as of June 30, 2023, and $3 thousand as of December 31, 2022.

NOTE 11– LEASES

The Company accounts for its leases under Accounting Standard Codification (“ASC”) Topic 842, Leases. The Company determines at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Our current long-term leases include an option to extend the term of the lease prior to the end of the initial term. It is not reasonably certain that we will exercise the option and have not included the impact of the option in the lease term for purposes of determining total future lease payments. As our lease agreement does not explicitly state the discount rate implicit in the lease, we use our promissory note borrowing rate to calculate the present value of future payments.

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

Lease expenses are included in General & Administrative Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$48	$21	$85	$21
Short-term lease cost	9	3	18	7
Total lease costs	$57	$24	$103	$28

Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating Lease right-of-use asset	$554	$469

Current portion of operating lease liabilities	$174	$115
Non-current portion of operating lease liabilities	389	359
Total operating lease liabilities	$563	$474

Cash paid for amounts included in the measurement of operating lease liabilities	$82	$80

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$552

Weighted-average remaining lease term for operating leases (years)	3.5

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of June 30, 2023 (in thousands):

Year ended December 31,
2023 (Excluding six months ended June 2023)	$94
2024	189
2025	193
2026	139
2027	45
Thereafter
Total future lease payments	660
Less: imputed interest	(97)
Present value of future lease payments	563
Less: current portion of lease liabilities	(174)
Long-term lease liabilities	$389

NOTE 12– CONCENTRATIONS

For the three months ended June 30, 2023, one customer represented 16% of revenues and one customer represented 17% of revenues for the three months ended June 30, 2022. For the six months ended June 30, 2023, one customer represented 15% of revenues and one customer represented 17% of revenues for the six months ended June 30, 2022.

As of June 30, 2023, one customer made up 23% of accounts receivable.

During the three and six months ended June 30, 2023, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

NOTE 13 – SEGMENT REPORTING

As of June 30, 2023, we operated through two reportable business segments: (i) Precision Logistics (formerly PeriShip Global Solutions) and (ii) Authentication (formerly VerifyMe Solutions).

Precision Logistics: This segment offers a value-added service provider for time and temperature sensitive parcel management. Through logistics management from a sophisticated IT platform with proprietary databases, package and flight-tracking software, weather, traffic, as well as dynamic dashboards with real-time visibility into shipment transit and last-mile events that are managed by a service center we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

Authentication: This segment specializes in solutions that connect brands with consumers through their products. Consumers can authenticate products with their smart phone prior to usage, and brand owners have the ability to gather business intelligence while engaging directly with their consumers. Our Authentication segment also provides brand protection and supply chain functions such as counterfeit prevention.

We do not allocate the following items to the segments: general & administrative expenses, sales & marketing expenses, research and development and other income (expense).

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Precision Logistics	$5,214	$4,231	$10,628	$4,231
Authentication	121	266	368	427
Total Revenue	$5,335	$4,497	$10,996	$4,658

Gross Profit:
Precision Logistics	$1,719	$1,509	$3,305	$1,509
Authentication	101	176	269	299
Total Gross Profit	1,820	1,685	3,574	1,808

General and administrative	2,342	2,535	5,098	4,000
Research and development	10	25	18	34
Sales and marketing	506	447	1,000	746
LOSS BEFORE OTHER (EXPENSE) INCOME	(1,038)	(1,322)	(2,542)	(2,972)
OTHER INCOME (EXPENSE)	156	(11,233)	80	(10,977)
NET LOSS	$(882)	$(12,555)	$(2,462)	$(13,949)

NOTE 14 – SUBSEQUENT EVENTS

Effective July 31, 2023, the Company’s President and Chief Operating Officer (“COO”) and now former Chief Financial Officer (“CFO”) separated from the Company. As part of their separation they forfeited 79,532 performance restricted stock units and were granted a total of 123,408 restricted stock units subject to the conditions of the 2020 Plan, which will vest within three years in equal tranches provided the Company’s stock price exceeds $2.75 and $3.75 per share for twenty consecutive trading days.

On July 20, 2023, the Company issued 20,000 restricted stock awards vesting on July 31, 2023 to its former CFO. The Company withheld 6,000 shares of common stock in order to satisfy her tax obligations.

On July 20, 2023, the Company issued 20,000 restricted stock units to its CFO with a vesting date of December 31, 2024.

On July 20, 2023, the Company issued a total of 315,000 performance restricted stock units that vest over four years provided certain conditions are met.

On July 10, 2023, and July 25, 2023, the Company issued 14,000 and 29,002 shares of common stock underlying vested restricted stock units to a former board member.

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

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven predictive analytics logistics provider of high-touch end-to-end logistics management which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability, brand protection services, and brand enhancement solutions. Our operations are split into two segments: Precision Logistics and Authentication. Through our Precision Logistics segment, we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our Authentication segment our technologies provide unit level traceability, brand protection, and brand enhancement solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics (formerly PeriShip Global Solutions) segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Precision Logistics generates revenue from three business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Direct Premium Service – clients pay us directly for carrier service coupled with our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution.
•	Indirect Premium Service – Our carrier partner also offers a “white label” version of our Premium Service to its customers and pays us a fixed contractual fee.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center : We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur we inform clients and work with them to proactively resolve such shipment issues.

Authentication: The Authentication (formerly VerifyMe Solutions) segment specializes in traceability to connect brands with consumers through their product. Through VerifyMe technologies brand inspectors can authenticate products with visible and invisible unique to product serialized codes. Brand owners have the ability to gather business intelligence while engaging directly with their consumers and can receive programmable alerts related to counterfeit products or if their products are in unexpected geographical markets. Consumers can authenticate products with their smart phone prior to usage and engage with the brand in unique and innovative ways. Engagement can come in many forms such as free giveaways, product specifications, seed to table tracking, cross-selling of products, contests, videos and recipes.

Products: We have a custom suite of products that offer clients traceability and brand enhancement. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

•	VerifyMe Engage™ for brand enhancement allowing the brand owner to gather business intelligence and engage with customers
•	VerifyMe Authenticate™ using rare earth-based ink taggants for instant authentication of labels, packaging and products
•	VerifyMe Track & Trace™ for unit level traceability and supply chain control

Opportunities

Precision Logistics: Currently most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of our service center gives us a major competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. We utilize a variety of input sources beyond the carrier’s data feed. Our proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our service center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. We have two meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the company has two significant areas of opportunity. First, our services are specifically designed to address the needs of small and medium size agriculture, food and beverage companies. Second, the pharmaceutical and healthcare industries represent significant opportunities due to the enhanced tracking and customer service associated with distribution of these products. We are focusing our sales emphasis on those industries. In addition, we feel that combining our authentication solutions into the product offering for Precision Logistics clientele, gives our Precision Logistics segment a competitive advantage to generate revenue by enhancing clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

The current global logistics industry worldwide is facing an economic slowdown. We believe this represents an opportunity since major global carriers are cutting internal staff and are reducing research and development investments. To maintain their credibility in the market, these carriers will need to ensure they meet their customers’ demands for time and temperature sensitive shipments, while maintaining their overheads. We believe outsourcing this function to our Precision Logistics segment provides the ideal solution for all parties involved.

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic environment, and our cost competitive offering, we believe companies will opt to outsource their precision logistics services to reduce their operational costs. The outsourcing of supply chain related and other logistics operations to service providers such as ours allows companies to improve the efficiency of their businesses by focusing their resources on core competencies.

Authentication: We believe the products in our Authentication segment have applications in many areas. Currently, we are aggressively marketing opportunities in the following areas:

•	Agriculture, Food and Beverage – Food safety is becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. Food traceability, sustainability and carbon neutral production is becoming a significant consideration for brand and governments. We believe our unit level traceability and authentication solutions can help brands tell their story about sustainability and battle against tainted or substandard foods and beverages.

•	Pharmaceuticals/nutraceuticals – We believe counterfeit prescription pharmaceuticals and nutraceuticals are a growing problem, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. Counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The United States enacted legislation requiring the implementation of a comprehensive system designed to combat counterfeit, diluted or falsely labelled pharmaceuticals, referred to as serialization or electronic pedigree (e-Pedigree). Our consumer facing visible codes and unique pigments embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. We are seeking to expand our business in this market and believe that as additional pharmaceutical companies seek to comply with the legislation, our products will provide attractive alternatives to address the need for product identifiers.
•	Consumer Products – We believe our technology solutions are particularly suited for the cosmetics, health and beauty and apparel industries. We give the consumer the ability to test a product’s authenticity instantly with a smartphone. We can protect brand owners from liability litigation, product diversion and lost financial sales with our consumer facing visible codes and unique ink pigments which can be incorporated in dyes and used by manufacturers in these industries to combat counterfeiting and piracy of actual physical goods. Our pigments expressed as inks can also be used on packaging, as well as to track products that have been lost in transit, whether misplaced or stolen.

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

Synergies: We believe that Precision Logistics and Authentication segments have synergistic product centric technology platforms and combined have a compelling technology offering for brand owners. For example, currently our Precision Logistics segment ships vaccines for major pharmaceutical companies. With the addition of our Authentication technology, we can add unit level traceability and authentication to protect clients’ vaccines from product diversion and sub-standard counterfeits. In addition, our Authentication segment brand enhancement solutions could give the Precision Logistics food and beverage clients the ability to gather rich business intelligence and build customer loyalty with engagement functions like videos, discounts, contests, recipes, etc.

Partnerships:

Precision Logistics has a direct partnership with a major global carrier company. This partnership includes the ability for both companies to white label each partner’s services. In addition, Precision Logistics has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus a standard shipping code look up which is provided by the carrier.

Our Authentication segment has a contract with HP Indigo, and a strategic partnership with INX, the third largest producer of inks in North America. We believe these partnerships can be used to enable brand owners to securely prevent counterfeiting, prevent product diversion and authenticate labels, packaging and products alleviating liability from counterfeit products that harm consumers.

Current Economic Environment

In early September 2022, the major global carrier company that PeriShip partners with disclosed that a global recession could be coming based on various indicators in its business including the demand for packages weakening considerably in the final weeks of August 2022, a negative impact on its express delivery business due to the weakening global economy, particularly in Asia and Europe, and a decline in the volume of freight it handles in every region around the world. The major global carrier stated that it expected business conditions to further weaken and responded by reducing flights, temporarily parking aircraft, trimming hours for its staff, delaying some hiring plans and closing ninety office locations as well as five corporate offices. It also stated it was cutting $500 million from its capital expenditure budget for its fiscal year, which runs through May 2023. In April 2023, this major carrier laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand its plans to ground 29 more aircraft in its fiscal year that started in June 2024.

We have seen a softening in demand for some services related to high-end perishable items and cannabis products which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers. We are working with this major global carrier to address their small and medium-sized business clients, which we believe is an underserved market and presents considerable growth opportunities for our Precision Logistics segment. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Business Combinations

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes, a company specializing in brand protection, anti-counterfeiting and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain and creates a data driven engine to inform and educate consumers of the product. The purchase price was approximately $1.0 million which consisted of approximately $0.36 million in cash paid at closing, and 353,492 shares of restricted common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. Trust Codes Global is included in the Authentication segment and the results of its operations are included in the consolidated financial statement beginning March 1, 2023.

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC, a value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting service center services.  Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of restricted common stock of the Company, representing $1.0 million in stock consideration. We expect that all of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip Global business is included in the Precision Logistics segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Changes in Executive Management Team

On May 24, 2023, the Company’s Board of Directors appointed Mr. Adam Stedham to serve as Chief Executive Officer of the Company, effective June 19, 2023. Mr. Stedham ceased to be an independent director and stepped down as chair of the Audit Committee and as a member of the Compensation Committee on June 19, 2023. In connection with Mr. Stedham’s appointment as Chief Executive Officer, Scott Greenberg ceased to serve as the Company’s Interim Chief Executive Officer and Executive Chairman of the Board and continued to serve as Chairman of the Board.

On July 10, 2023, the Company and Keith Goldstein agreed that Mr. Goldstein would resign as President and Chief Operating Officer effective, July 31, 2023. Also on July 10, 2023, the Company and Margaret Gezerlis agreed that Ms. Gezerlis would step down as Executive Vice President and Chief Financial Officer and continue in a strategic consulting role with the Company, effective July 31, 2023. Mr. Goldstein’s and Ms. Gezerlis’ separations were not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.

On July 13, 2023, in connection with Mr. Goldstein’s and Ms. Gezerlis’ separations, the Company appointed Adam Stedham as President of the Company in addition to his position as Chief Executive Officer, and Nancy Meyers Executive Vice President and Chief Financial Officer, Treasurer and Corporate Secretary of the Company, each effective August 1, 2023.

On July 14, 2023, the Company announced that Paul Ryan will be the Executive Vice President, Authentication Segment. Mr. Ryan co-founded the Trust Codes Global platform and developed it into the powerful product cloud that today provides brand protection, brand enhancement, GS1 digital link and traceability. Additionally, Curt Kole will be the Executive Vice President, Precision Logistics Segment. Mr. Kole has 25 years of experience in many aspects of the logistics industry with extensive knowledge in the needs of customers whose products have specific time, temperature, or other criticality requirements. Mr. Kole has served as the Executive Vice President, Global Sales and Strategy at PeriShip Global.

Adam Stedham Employment Agreement

In connection with his appointment as Chief Executive Officer, the Company and Mr. Stedham entered into an employment agreement (“Employment Agreement”), effective June 19, 2023. Pursuant to the Employment Agreement Mr. Stedham will receive an annual base salary of $300,000 and be eligible for an annual bonus with a potential up to 50% of his base salary based on an Adjusted EBITDA performance goal to be set annually by the Compensation Committee of the Board. In accordance with the Employment Agreement, the Compensation Committee of the Board approved, in each case within five business days of the Effective Date, the grant of (i) a restricted stock award (“RSA”) of 34,014 shares of the Company’s common stock, subject to the terms of the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which vest upon the grant date to compensate Mr. Stedham for his service as an independent director during 2023; (ii) 204,082 time-based restricted stock units (“RSUs”), each such unit representing the contingent right to receive one share of the Company’s common stock, subject to the terms of the 2020 Plan, which vest, except as otherwise provided in the award agreement, in three equal annual installments with the first installment vesting on the first anniversary of the grant date; and (iii) an award of 550,000 performance-based restricted stock units (“PSUs”), each such unit representing the contingent right to receive one share of the Company’s common stock, subject to the terms of the 2020 Plan. The PSUs, except as otherwise provided in the award agreement, vest in three tranches subject to continued employment and upon the satisfaction of the applicable performance criteria within four years of the grant date. Tranche 1 will vest 150,000 shares of common stock on or after the first anniversary of the grant date if the price of the Company’s common stock is $2.21 per share and trades at or above that price for 20 consecutive days. Tranche 2 will vest 200,000 shares of common stock on or after the second anniversary of the grant date if the Company’s common stock trades at or above $2.94 per share for 20 consecutive trading days. Tranche 3 will vest 200,000 shares of common stock on the fourth anniversary of the grant date if the Company’s common stock trades at or above $3.68 per share for 20 consecutive trading days.

The Employment Agreement is for an initial term of two years and will thereafter be “at-will” and may be terminated by either party during the initial term. If terminated by Mr. Stedham for good reason, or by the Company without cause, Mr. Stedham will be entitled, in addition to accrued base salary and unpaid expenses, to his annual bonus payout, if applicable, severance in the amount of base salary that would have otherwise been paid through June 19, 2025 or six months, whichever is greater, and the accelerated vesting of his time-based restricted stock units and retention of his performance-based restricted stock units for the remainder of the awards’ applicable performance period.

Keith Goldstein Separation Agreement

On July 17, 2023, the Company and Mr. Goldstein entered into a Separation Agreement and Release of all Claims (the “Goldstein Agreement”) whereby Mr. Goldstein voluntarily elected to resign as President and Chief Operating Officer and from any position held with the Company’s subsidiaries, including PeriShip Global and Trust Codes Global, effective July 31, 2023 (the “Separation Date”). Pursuant to the Goldstein Agreement, the Company agreed to pay Mr. Goldstein his salary through the Separation Date and to continue to pay his base salary for six months from the Separation Date, which is through January 31, 2024. The Company also agreed to continue to provide health care benefits to Mr. Goldstein through January 31, 2024. In addition, the Company agreed to award Mr. Goldstein 80,796 RSUs on July 31, 2023, each such unit representing the contingent right to receive one share of the Company’s common stock, subject to the terms of the 2020 Plan. These RSUs, except as otherwise provided in the award agreement, will vest within three years in equal tranches provided the Company’s stock price exceeds $2.75 and $3.75 per share for twenty consecutive trading days. In connection with the grant of the RSUs Mr. Goldstein will forfeit his outstanding award of RSUs granted pursuant to a Restricted Stock Unit Award Agreement dated February 16, 2022.

Mr. Goldstein had seven days but did not elect his right to revoke his entry into the Goldstein Agreement. Pursuant to the Goldstein Agreement, Mr. Goldstein’s employment agreement entered into as of February 15, 2022, will terminate on July 31, 2023, with certain covenants in the employment agreement relating to the ownership of intellectual property, confidential information, non-solicitation and non-competition surviving its termination. The Goldstein Agreement also includes customary representations, warranties for agreements of its type.

Margaret Gezerlis Separation Agreement

On July 17, 2023, the Company and Ms. Gezerlis entered into a Separation Agreement and Release of all Claims (the “Gezerlis Agreement”) whereby Ms. Gezerlis voluntarily elected to step down as Executive Vice President and Chief Financial Officer and from any position held with the Company’s subsidiaries, including PeriShip Global, and Trust Codes, effective July 31, 2023. Pursuant to the Gezerlis Agreement, the Company Agreed to pay Ms. Gezerlis her salary through the Separation Date and to continue to pay her base salary for six months from the Separation Date, which is through January 31, 2024. In addition, the Company agreed to award Ms. Gezerlis 42,612 RSUs on July 31, 2023, each such unit representing the contingent right to receive one share of the Company’s common stock, subject to the terms of the 2020 Plan. These RSUs, except as otherwise provided in the award agreement, will vest within three years in equal tranches provided the Company’s stock price exceeds $2.75 and $3.75 per share for twenty consecutive trading days. In connection with the grant of the RSUs Ms. Gezerlis will forfeit her outstanding award of RSUs granted pursuant to a Restricted Stock Unit Award Agreement dated February 16, 2022.

Ms. Gezerlis had seven days but did not elect her right to revoke her entry into the Gezerlis Agreement. Pursuant to the Gezerlis Agreement, Ms. Gezerlis’ employment agreement entered into as of February 15, 2022, will terminate on July 31, 2023, with certain covenants in the employment agreement relating to the ownership of intellectual property, confidential information, non-solicitation and non-competition surviving its termination. The Gezerlis Agreement also includes customary representations, warranties for agreements of its type.

Results of Operations

Comparison of the three months ended June 30, 2023, and 2022

The following discussion analyzes our results of operations for the three months ended June 30, 2023 and 2022.

Revenue	Three Months Ended June 30,
	2023	2022

Precision Logistics	$5,214	$4,231
Authentication	121	266
Total Revenue	$5,335	$4,497

Consolidated revenue increased $838 thousand or 19% during the second quarter of 2023 compared to the second quarter of 2022. The increase is primarily due to the acquisition of our PeriShip Global business on April 22, 2022, partially offset by a $145 thousand decrease in our Authentication segment.

Gross Profit	Three Months Ended June 30,
	2023		2022
		% of Revenue		% of Revenue
Precision Logistics	1,719	33%	1,509	36%
Authentication	101	83%	176	66%
Total Gross Profit	$1,820	34%	$1,685	37%

Gross profit for the three months ended June 30, 2023, was $1,820 thousand, compared to $1,685 thousand for the three months ended June 30, 2022. The resulting gross margin was 34% for the three months ended June 30, 2023, compared to 37% for the three months ended June 30, 2022. The gross profit increase relates to the acquisition of the PeriShip Global business on April 22, 2022. The mix between our proactive services and premium services attributed to our lower gross profit margin.

General and Administrative Expenses

General and administrative expenses decreased by $193 thousand to $2,342 thousand for the three months ended June 30, 2023, compared to $2,535 thousand for the three months ended June 30, 2022. The decrease relates primarily to the Periship acquisition costs of $498 thousand in Q2 of 2022 that did not recur in 2023, a reduction in employees in the Authentication segment, partially offset by salaries and related expenses for approximately 35 employees in the IT and operations department for the Precision Logistics segment in 2023 for the full quarter and integration and operating costs of Trust Codes Global. Amortization and depreciation expense was $258 thousand and $208 thousand for the three months ended June 30, 2023, and 2022.

Research and Development

Research and development expenses were $10 thousand and $25 thousand for the three months ended June 30, 2023, and 2022, respectively.

Sales and Marketing

Sales and marketing expenses increased by $59 thousand to $506 thousand for the three months ended June 30, 2023, compared to $447 thousand for the three months ended June 30, 2022. The increase is primarily related to salaries and related expenses for five employees in the Precision Logistics segment in 2023 for the full quarter, partially offset by a reduction in employees in the Authentication segment during the second quarter of 2023.

Interest Expense

Interest expense was $46 thousand for the three months ended June 30, 2023, compared to interest expense of $23 thousand for the three months ended June 30, 2022. The increase is primarily due to the increased borrowings on the RLOC.

Net Loss

Consolidated net loss for the three months ended June 30, 2023, and 2022 was $882 thousand and $12,555 thousand, respectively. The decreased loss was primarily related to the loss on equity investment of $11.2 million in 2022 that did not recur in 2023, an increase in gross profit, a decrease in our operating expenses, and a gain as it relates to the change of the fair value of the contingent consideration related to the acquisition of Trust Codes Global in 2023. The resulting consolidated loss per share for the three months ended June 30, 2023, and three months ended June 30, 2022 was $0.09 and $1.50 per diluted share, respectively.

Comparison of the six months ended June 30, 2023, and 2022

The following discussion analyzes our results of operations for the six months ended June 30, 2023, and 2022.

Revenue	Six Months Ended June 30,
	2023	2022

Precision Logistics	$10,628	$4,231
Authentication	368	427
Total Revenue	$10,996	$4,658

Consolidated revenue increased $6,338 thousand for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily due to the acquisition of our PeriShip Global business on April 22, 2022, partially offset by a $59 thousand decrease in our Authentication segment.

Gross Profit	Six Months Ended June 30,
	2023		2022
		% of Revenue		% of Revenue
Precision Logistics	3,305	31%	1,509	36%
Authentication	269	73%	299	70%
Total Gross Profit	$3,574	33%	$1,808	39%

Gross profit for the six months ended June 30, 2023, was $3,574 thousand, compared to $1,808 thousand for the six months ended June 30, 2022. The resulting gross margin was 33% for the six months ended June 30, 2023, compared to 39% for the six months ended June 30, 2022. The gross profit increase relates to the acquisition of the PeriShip Global business on April 22, 2022, which is included for the full six months of 2023. The mix between our proactive services and premium services attributed to our lower gross profit margin.

General and Administrative Expenses

General and administrative expenses increased by $1,098 thousand to $5,098 thousand for the six months ended June 30, 2023, compared to $4,000 thousand for the six months ended June 30, 2022. The increase relates primarily to the acquisition of the PeriShip business, included for the full six months of 2023, the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, as well as severance expense of approximately $205 thousand which is expected to be paid by the end of 2023, partially offset by the deal costs related to the acquisition of the PeriShip Global business of $623 thousand in 2022 that did not recur in 2023. Stock-based compensation was $525 thousand, including $112 thousand relating to severance for the six months ended June 30, 2023, compared to $712 thousand for the six months ended June 30, 2022. Amortization and depreciation expense was $540 thousand and $243 thousand for the six months ended June 30, 2023, and 2022, respectively.

Research and Development

Research and development expenses were $18 thousand and $34 thousand for the six months ended June 30, 2023, and 2022, respectively.

Sales and Marketing

Sales and marketing expenses increased by $254 thousand to $1,000 thousand for the six months ended June 30, 2023, compared to $746 thousand for the six months ended June 30, 2022. The increase is primarily related to the salaries and related expenses for five employees for the full six months of 2023 in the Precision Logistics segment, partially offset by a reduction in employees and consultants in the Authentication segment during the second quarter of 2023. Stock based compensation was $76 thousand and $30 thousand for the six months ended June 30, 2023, and 2022, respectively.

Interest Expense

Interest expense was $88 thousand for the six months ended June 30, 2023, compared to interest expense of $22 thousand for the six months ended June 30, 2022. The higher expense relates to the note payable outstanding as of September 2022 and the drawdown on the RLOC of $800 thousand as of June 30, 2023.

Net Loss

Consolidated net loss for the six months ended June 30, 2023, and 2022 was $2,462 thousand and $13,949 thousand, respectively. The decreased loss was primarily related to a loss on equity investment of $11 million in 2022 that did not recur in 2023, an increase in gross profit, a gain relating to the change in the fair value of the contingent consideration related to the acquisition of Trust Codes Global partially offset by increased operating expenses discussed above. The resulting consolidated loss per share for the six months ended June 30, 2023, and six months ended June 30, 2022, was $0.26 and $1.78 per diluted share, respectively.

Liquidity and Capital Resources

Our operations used $463 thousand of cash during the six months ended June 30, 2023, compared to $2,625 thousand during the comparable period in 2022. The decrease in cash used from operations is due to favorable changes in working capital accounts during 2023 compared to 2022.

Cash used in investing activities was $858 thousand during the six months ended June 30, 2023, compared to $7,631 thousand during the six months ended June 30, 2022. During the six months ended June 30, 2023, $363 thousand was used for the acquisition of the Trust Codes Global business. During the six months ended June 30, 2022, $7,500 thousand was used for the acquisition of the PeriShip Global business.

Cash provided by financing activities during the six months ended June 30, 2023, was $608 thousand compared to $4,585 thousand during the six months ended June 30, 2022. The decrease relates mainly to the proceeds from the public offering in 2022 which did not recur in 2023, partially offset by $800 thousand drawn from the RLOC in 2023.

On September 22, 2022, PeriShip Global became a party to the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, expiring in September 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of June 30, 2023, we had drawn down $800 thousand under the RLOC.

The PNC Facility also includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. We were in compliance with all affirmative and restrictive covenants under the PNC Facility at June 30, 2023.

Of the proceeds of $2.0 million from the Term Note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of June 30, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.1 million.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

In June 2022, we announced a $1.5 million share repurchase program to repurchase shares of our common stock commencing July 1, 2022, for a period of 12 months. Before the program expired on July 1, 2023, 165,107 shares were purchased for a total of $226 thousand and $1,275 thousand was not used.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Trust Codes Global Acquisition

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited, a company specializing in brand protection, anti-counterfeiting and brand enhancement technology with an expertise in the food and agriculture industry. For additional information regarding the acquisition, refer to Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023 does not include Trust Codes Global. We plan to include Trust Codes Global in our assessment of the effectiveness of internal control over financial reporting within the timeframe set forth by the SEC’s guidance.

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

Foreign Currency Exchange Rate Risk

We operate in the US and New Zealand, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in “General and administrative” ” on our Consolidated Statements of Operations.

Our foreign subsidiary operates in a currency other than the United States dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relates to functional currency assets and liabilities that are denominated in the New Zealand dollar. The changes in the net investment of our foreign subsidiary are reflected in "Foreign currency translation adjustments” on our Consolidated Statements of Comprehensive Loss. We have not used any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs(1)(2) (In thousands)
04/01/2023-04/30/2023	-	-	-	$1,275
05/01/2023-05/31/2023	-	-	-	$1,275
06/01/2023-06/30/2023	-	-	-	$1,275
Total	-	-	-	$1,275

(1)	Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00 until July 1, 2023. During the three months ended June 30, 2023, the Company did not repurchase any shares and the program expired.
(2)	Excludes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock awards which vested in the second quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1#	Employment Agreement with Adam Stedham, effective June 19, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2023).
10.2*#	Restricted Stock Unit Award Agreement between the Company dated June 19, 2023.
10.3*#	Form of Restricted Stock Unit Award Agreement (performance) pursuant to the 2020 Equity Incentive Plan.
10.4#	Separation Agreement and Release of all Claims between the Company and Keith Goldstein dated July 17, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.5#	Separation Agreement and Release of all Claims between the Company and Margaret Gezerlis dated July 17, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.6#	Restricted Stock Unit Award Agreement between the Company and Keith Goldstein dated July 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.7#	Restricted Stock Unit Award Agreement between the Company and Margaret Gezerlis dated July 31, 2023 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.8#	Second Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 10, 2023	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2023	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

