Form 10-Q
period 2023-09-30
VerifyMe, Inc.
filed 2023-11-08
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,991,806 shares of common stock outstanding at November 6, 2023.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$3,007	$3,411
Accounts receivable, net of allowance for credit loss reserve, $76 and $37 as of September 30, 2023 and December 31, 2022, respectively	1,379	4,448
Unbilled revenue	885	1,185
Prepaid expenses and other current assets	302	333
Inventory	42	81
TOTAL CURRENT ASSETS	5,615	9,458

PROPERTY AND EQUIPMENT, NET	$265	$292

RIGHT OF USE ASSET	506	469

INTANGIBLE ASSETS, NET	7,107	6,545

GOODWILL	5,313	3,988

TOTAL ASSETS	$18,806	$20,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Debt, short-term	$1,000	$500
Accounts payable	1,497	3,912
Other accrued expense	815	902
Lease liability- current	160	115
Contingent liability-short term	162	-
TOTAL CURRENT LIABILITIES	3,634	5,429

LONG-TERM LIABILITIES
Contingent liability-long term	$827	$-
Long-term lease liability	346	359
Long-term derivative liability	-	3
Term note	1,000	1,375
Convertible Note – related party	425	-
Convertible Note	675	-
TOTAL LIABILITIES	$6,907	$7,166

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 10,270,400 and 9,341,002 issued, 9,935,534 and 8,951,035 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10

Additional paid in capital	94,563	92,987

Treasury stock as cost; 334,866 and 389,967 shares at September 30, 2023 and December 31, 2022, respectively	(748)	(949)

Accumulated deficit	(81,851)	(78,459)

Accumulated other comprehensive loss	(75)	(3)

STOCKHOLDERS' EQUITY	11,899	13,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,806	$20,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

NET REVENUE	$5,604	$5,215	$16,600	$9,873

COST OF REVENUE	3,312	3,360	10,734	6,210

GROSS PROFIT	2,292	1,855	5,866	3,663

OPERATING EXPENSES
General and administrative (a)	2,754	2,213	7,852	6,213
Research and development	5	39	23	73
Sales and marketing (a)	388	478	1,388	1,224
Total Operating expenses	3,147	2,730	9,263	7,510

LOSS BEFORE OTHER (EXPENSE) INCOME	(855)	(875)	(3,397)	(3,847)

OTHER (EXPENSE) INCOME
Interest expenses, net	(39)	(32)	(127)	(54)
Loss on equity investment	-	-	-	(10,964)
Unrealized (loss) gain on equity investment	-	(1)	(2)	5
Change in fair value of contingent consideration	(36)	-	136	-
Other income (expense), net	-	25	(2)	28
Gain on extinguishment of debt	-	326	-	326
TOTAL OTHER (EXPENSE) INCOME, NET	(75)	318	5	(10,659)

NET LOSS	$(930)	$(557)	$(3,392)	$(14,506)

LOSS PER SHARE:
BASIC	(0.09)	(0.06)	(0.35)	(1.76)
DILUTED	(0.09)	(0.06)	(0.35)	(1.76)
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	9,879,202	8,943,613	9,732,619	8,219,154
DILUTED	9,879,202	8,943,613	9,732,619	8,219,154

(a)	Includes share-based compensation of $498 thousand and $1,099 thousand for the three and nine months ended September 30, 2023, respectively, and $354 thousand $1,095 thousand for the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Other Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET LOSS	$(930)	$(557)	$(3,392)	$(14,506)

Change in fair value of interest rate, Swap	3	-	4	-

Foreign currency translation adjustments	(28)	-	(76)	-

Total Comprehensive Loss	$(955)	$(557)	$(3,464)	$(14,506)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,392)	$(14,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	49	13
Stock based compensation	46	123
Unrealized loss (gain) on equity investment	2	(5)
Change in fair value of contingent consideration	(136)	-
Fair value of restricted stock awards and restricted stock units issued in exchange for services	1,053	972
Loss on disposal of equipment	2	-
Intangible asset impairment	34	-
Loss on equity investment	-	10,964
Gain on extinguishment of debt	-	(326)
Amortization and depreciation	835	504
Unrealized loss on foreign currency transactions	16	-
Changes in operating assets and liabilities:
Accounts receivable	3,015	(69)
Unbilled revenue	300	(695)
Inventory	38	(89)
Prepaid expenses and other current assets	51	(33)
Accounts payable, other accrued expenses and net change in operating leases	(2,512)	479
Net cash used in operating activities	(599)	(2,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	$(51)	$(33)
Leasehold improvements	(8)	-
Purchase of office equipment	(24)	-
Cash paid in business combination	(363)	(7,500)
Deferred implementation costs	(58)	(87)
Capitalized software costs	(576)	(127)
Net cash used in investing activities	(1,080)	(7,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$-	$4,528
Proceeds from line of credit	800	-
Proceeds from convertible debt	1,100	-
Proceeds from issuance of note payable	-	2,000
Proceeds from SPP Plan	80	102
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(18)	(34)
Increase in treasury shares (share repurchase program)	(10)	(185)
Repayment of debt and line of credit	(675)	-
Settlement of debt and redemption of shares from PeriShip seller	-	(1,724)

Net cash provided by financing activities	1,277	4,687

Effect of exchange rate changes on cash	(2)	-

NET DECREASE CASH AND CASH EQUIVALENTS	(404)	(5,728)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,411	9,422
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$3,007	$3,694

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$129	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use asset and lease liability during the period	$-	$552
Change in fair value of interest rate, swap	$4	$-
Exercise of pre-funded warrants	$-	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional
	Number of		Number of		Number of		Paid-In	Number of			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount		Deficit	Total
Balance at June 30, 2022	-	-	0.85	-	8,467,046	9	92,347	198,956	(756)	-	(78,010)	13,590
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	-	-	33	-	-		-	33
Restricted Stock Units	-	-	-	-	-	-	289	-	-		-	289
Stock Purchase Plan	-	-	-	-	-	-	31	-	-		-	31
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	28,895	-	(63)	(28,895)	98		-	35
Common stock issued in relation to private placement	-	-	-	-	-	-	(24)	-	-		-	(24)
Repurchase of Common Stock	-	-	-	-	(135,530)	-	-	135,530	(185)		-	(185)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-		-	1
Net loss	-	-	-	-	-	-	-	-	-	-	(557)	(557)
Balance at September 30, 2022	-	-	0.85	-	9,035,411	10	92,613	305,591	(843)	-	(78,567)	13,213

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	14,000	-	170	-	-	-	-	170
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	65,967	-	308	-	-	-	-	308
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	12,802	-	(26)	(12,802)	44	-	-	18
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	-	-	-	-	-	-	(930)	(930)
Balance at September 30, 2023	-	-	0.85	-	9,935,534	10	94,563	334,866	(748)	(75)	(81,851)	11,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional
	Number of		Number of		Number of		Paid-In	Number of			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount		Deficit	Total
Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	-	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	172	-	-		-	172
Restricted Stock Units	-	-	-	-	-	-	766	-	-		-	766
Stock Purchase Plan	-	-	-	-	-	-	98	-	-		-	98
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	53,895	-	(78)	(53,895)	180		-	102
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,526	-	-		-	4,528
Common stock issued for services	-	-	-	-	30,000	-	96	-	-		-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-		-	974
Repurchase of Common Stock	-	-	-	-	(135,530)	-	-	135,530	(185)		-	(185)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-		-	1
Net loss		-	-	-	-	-	-	-	-		(14,506)	(14,506)
Balance at September 30, 2022	-	-	0.85	-	9,035,411	10	92,613	305,591	(843)	-	(78,567)	13,213

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	499,444	-	317	-	-	-	-	317
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	67,717	-	718	-	-	-	-	718
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	70,047	-	(84)	(61,302)	211	-	-	127
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(72)		(72)
Net loss		-	-	-	-	-	-	-	-	-	(3,392)	(3,392)
Balance at September 30, 2023	-	-	0.85	-	9,935,534	10	94,563	334,866	(748)	(75)	(81,851)	11,899

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

VerifyMe, through PeriShip Global, is a software driven predictive analytics logistics provider of high-touch, end-to-end logistics management, which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability and brand solutions. Our operations are split into two segments: Precision Logistics and Authentication. Through our Precision Logistics segment, we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events, with dynamic dashboards. All aspects of the shipping journey are managed by a dedicated service center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our Authentication segment, our technologies provide unit level traceability and brand solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three and nine months ended September 30, 2022, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	September 30, 2023	December 31,2022

Cash and cash equivalents	$2,944	$3,348
Restricted cash	63	63
Total cash and cash equivalents including restricted cash	$3,007	$3,411

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. As of September 30, 2023, and December 31, 2022, the Company held $63 thousand subject to restrictions.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics (formerly PeriShip Global) and (ii) Authentication (formerly VerifyMe Solutions). See Note 12 Segment Reporting, for further discussion of the Company’s segment reporting structure.

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The foreign currency transaction losses for the three and nine months ended September 30, 2023, were $16 thousand and $30 thousand, respectively.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

Amounts in Thousands ('000)

	Short Term Investment	Derivative Asset (Liability)	Contingent Consideration
	(Level 1)	(Level 2)	(Level 3)

Balance as of December 31, 2022	$100	(3)	-

Unrealized loss on fair value recognized in other income (expense)	(2)	-	-

Contingent Consideration at issuance	-	-	(1,125)

Change in fair value of Contingent Consideration	-	-	136

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	-	4	-

Balance at September 30, 2023	$98	$1	$(989)

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

The Company applies the following five steps, separated by reportable segments, in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements. For more detailed information about reportable segments, see Note 12 – Segment reporting.

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company generally considers completion of an agreement, or Statement of Work (“SOW”) and/or purchase order as a customer contract, provided collection is considered probable.

Precision Logistics

Our Precision Logistics segment consists of two service lines, Proactive and Premium. Under our Proactive service line, clients pay us directly for carrier service coupled with our proactive logistics service. Terms typically range 7 days and no longer than 30 days. The Company has determined it is the principal and recognizes shipment fees in gross revenue. Under our Premium service line, we provide complete white-glove shipping monitoring and predictive analytics services. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution. Payment terms are typically 30 days.

Under both service lines in our Precision Logistics segment, our performance obligation is met, and revenue is recognized, when the packages are delivered. The transaction fees consist of fixed consideration made up of amounts contractually billed to the customer. There are no variable considerations in the transaction fee, in either service line.

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized, when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the nine months ended September 30, 2023.

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

For the nine months ended September 30, 2023, and 2022, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and nine months ended September 30, 2023, there were approximately 8,385,000 anti-dilutive shares consisting of 2,348,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 307,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and nine months ended September 30, 2022, there were approximately 4,852,000 anti-dilutive shares consisting of 757,000 unvested restricted stock units and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 3,614,000 shares issuable upon exercise of warrants, (excludes 1,545,000 warrants not exercisable as of September 30, 2022) and 144,000 shares issuable upon conversion of preferred stock.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock options on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. For performance restricted stock units with stock price appreciation targets (see Note 7 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

NOTE 2 – EQUITY INVESTMENTS

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. For the three months ended September 30, 2023, there was no change in the fair value. For the nine months ended September 30, 2023, there was an unrealized fair value loss of $2 thousand recognized and included in Unrealized (loss) gain on equity investment, in the accompanying Consolidated Statements of Operations. The fair value of the equity investment was $98 thousand as of September 30, 2023, and $100 thousand as of December 31, 2022, and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022

Proactive services	$-	$-	$4,038	$4,026	$4,038	$4,026
Premium services	-	-	1,419	1,010	1,419	1,010
Brand protection services	147	179	-	-	147	179
	$147	$179	$5,457	$5,036	$5,604	$5,215

	Authentication		Precision Logistics		Consolidated
Revenue	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022

Proactive services	$-	$-	$12,742	$7,341	$12,742	$7,341
Premium services	-	-	3,343	1,926	3,343	1,926
Brand protection services	515	606	-	-	515	606
	$515	$606	$16,085	$9,267	$16,600	$9,873

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2023, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of September 30, 2023, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	September 30,
In Thousands	2023	2022
Beginning balance, January 1	$1,185	$-
Contract asset additions	2,316	1,317
Reclassification to accounts receivable, billed to customers	(2,616)	(622)
Ending balance (1)	$885	$695

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

NOTE 4 – BUSINESS COMBINATIONS

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The preliminary purchase price allocation is subject to change and is expected to be finalized in the fourth quarter of 2023. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which have been included in General and administrative, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023. Trust Codes has generated $219 thousand in revenues since the acquisition date through September 30, 2023, included in the Consolidated Statements of Operations. The pro-forma financial information for Trust Codes is not required.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	$363
Fair value of contingent consideration	1,125
Stock (issuance of 353,492 shares of common stock) (a)	625
Total purchase price	$2,113

		Amortization
		Period
Purchase price allocation:
Prepaid expenses	$25
Property and Equipment, net	18
ROU Asset	171
Developed Technology	485	8 years
Trade Names/Trademarks	148	18 years
Customer Relationships	68	10 years
Goodwill	1,383
Accounts payable and other accrued expenses	(14)
Current lease liability	(63)
Long term lease liability	(108)
	$2,113

(a)	Stock issued was calculated based on the 15 day volume-weighted average price (“VWAP”) through February 28, 2023 calculated at $1.8388.

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

As of September 30, 2023, contingent consideration presented as current liability totaled $162 thousand. As of September 30, 2023, we also had accrued long term contingent consideration totaling $827 thousand related to the acquisition of Trust Codes on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2023, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2023	$-	$3,988	$3,988

2023 Activity
Acquisition of Trust Codes Global	1,383	-	1,383
Foreign currency translation	(58)	-	(58)
Net book value at
September 30, 2023	$1,325	$3,988	$5,313

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$2,045	$(538)	$1,507	13
Capitalized Software	161	(101)	60	2
Customer Relationships	1,904	(269)	1,635	9
Developed Technology	3,607	(789)	2,818	5
Internally Used Software	812	(40)	772	5
Non-Compete Agreement	191	(55)	136	4
Deferred Implementation	198	(19)	179	9
Total Intangible Assets	$8,918	$(1,811)	$7,107
December 31, 2022
Patents and Trademarks	$1,858	$(445)	$1,413	13
Capitalized Software	206	(91)	115	3
Customer Relationships	1,839	(133)	1,706	9
Developed Technology	3,143	(360)	2,783	5
Internally Used Software	236	(4)	232	6
Non-Compete Agreement	191	(28)	163	4
Deferred Implementation	140	(7)	133	10
Total Intangible Assets	$7,613	$(1,068)	$6,545

Amortization expense for intangible assets was $266 thousand and $248 thousand for the three months ended September 30, 2023, and 2022, respectively, and $761 thousand and $446 thousand for the nine months ended September 30, 2023, and 2022, respectively. During the nine months ended September 30, 2023, the Company impaired certain assets related to its Developed Technology and Patents by $28 thousand and $6 thousand, respectively, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use.

Patents and Trademarks

As of September 30, 2023, our current patent and trademark portfolios consist of nine granted U.S. patents and one granted European patent validated in four countries (France, Germany, United Kingdom, and Italy), five pending U.S. and foreign patent applications, twenty-six registered U.S. trademarks (of which seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, six NZ trademark registration (in the name of Trust Codes Limited and/or Trust Codes Global Limited), one OAPI (African Intellectual Property Organization) trademark registration (in the name of Trust Codes Global Limited), and seven pending US and foreign trademark applications (of which one European trademark application is in the name of Trust Codes Limited). The Company abandoned three patents during the nine months ended September 30, 2023.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2023 (three months remaining)	$291
2024	1,137
2025	1,112
2026	1,108
2027	1,073
Thereafter	2,386
Total	$7,107

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company expensed $177 thousand and $325 thousand related to restricted stock awards for the three and nine months ended September 30, 2023, respectively. The Company expensed $33 thousand and $206 thousand related to restricted stock awards for the three and nine months ended September 30, 2022, respectively.

The Company expensed $316 thousand and $728 thousand related to restricted stock units for the three and nine months ended September 30, 2023, and $289 thousand and $766 thousand related to restricted stock units for the three and nine months ended September 30, 2022.

On February 28, 2023, 353,492 shares of common stock were issued in relation to the acquisition of Trust Codes Global, see Note 4 – Business Combinations, for details.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $5 thousand and $46 thousand for the three and nine months ended September 30, 2023, respectively, and $31 thousand and $98 thousand, respectively during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, the Company received $80 thousand and $102 thousand, respectively, in proceeds related to the 2021 Plan.

Shares Held in Treasury

As of September 30, 2023, and December 31, 2022, the Company had 334,866 and 389,967 shares, respectively, held in treasury with a value of approximately $748 thousand and $949 thousand, respectively.

On August 31, 2023, 6 participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 12,802 shares were issued from treasury, with an exercise price of $0.96 per share.

On February 28, 2023, fourteen participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 57,245 shares were issued, of which 48,500 were issued from treasury, with an exercise price of $1.19 per share.

On August 31, 2022, four participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 28,895 shares were issued from treasury with an exercise price of $1.20 per share.

On February 28, 2022, five participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 25,000 shares were issued from treasury with an exercise price of $2.69 per share.

Shares Repurchase Program

Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00. This plan ended on July 1, 2023. During the nine months ended September 30, 2023, the Company repurchased 6,201 shares of common stock for $10 thousand under the Company’s repurchase program.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of September 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2022	337,471	$4.63

Granted	-	-

Forfeited/Cancelled/Expired	(30,000)	$4.67

Balance as of September 30, 2023	307,471	$4.62

Exercisable as of September 30, 2023	307,471	$4.62	1.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of September 30, 2023, the Company had no unvested stock options.

During the three and nine months ended September 30, 2023, and 2022, the Company expensed $0 thousand, respectively, with respect to options.

As of September 30, 2023, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of September 30, 2023:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2022	41,808	3.24

Granted	506,194	1.45

Vested	(131,333)	2.06

Balance September 30, 2023	416,669	$1.44

As of September 30, 2023, total unrecognized share-based compensation cost related to unvested restricted stock awards is $411 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock units as of September 30, 2023:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2022	413,626	2.14

Granted	272,941	1.35

Vested	(221,933)	2.93

Balance September 30, 2023	464,634	$1.30

As of September 30, 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $401 thousand, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the unvested performance restricted stock units as of September 30, 2023:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2022	432,326	2.95

Granted	1,156,591	1.16

Forfeited/Cancelled	(150,157)	2.95

Balance September 30, 2023	1,438,760	$1.51

As of September 30, 2023, total unrecognized share-based compensation cost related to unvested performance restricted stock units was $1,373 thousand, which is expected to be recognized over a weighted-average period of 1.9 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the nine months ended September 30, 2023:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2022	5,103,455	$4.34

Granted	-	-

Expired	(474,869)	6.34

Balance as of September 30, 2023	4,628,586	$4.13	2.5

Exercisable as of September 30, 2023	4,628,586	$4.13	2.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.17 for our common stock on September 30, 2023.

NOTE 8—DEBT

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year which was extended to December 14, 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at September 30, 2023.

As of September 30, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.0 million. During the nine months ended September 30, 2023, the Company made a repayment of $375 thousand towards the principal of the outstanding Term Note.

During the nine months ended September 30, 2023, $800 thousand was drawn on the RLOC, of which $300 thousand was repaid. As of September 30, 2023, $500 thousand was outstanding on the RLOC and is included in short-term debt outstanding.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of September 30, 2023, and as of December 31, 2022, respectively.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $425 thousand was purchased by related parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the three and nine months ended September 30, 2023 interest expense related to the convertible debt was $9 thousand and $9 thousand, respectively. As of September 30, 2023 the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible debt on the accompanying Consolidated Balance Sheets.

NOTE 9—INCOME TAXES

There are no taxes payable as of September 30, 2023, or December 31, 2022.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the nine months ending September 30, 2023, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the nine months ended September 30, 2023.

The Company acquired certain assets and the business of Trust Codes Limited on March 1, 2023. Intangible assets have been established in the amount of $701 thousand for trademarks, customer relationships and developed technology. These assets will be amortized over 15 years for tax purposes, while for book purposes they will be amortized over varying useful lives ranging from 8 to 18 years. In addition, goodwill of $1,383 thousand was established. Goodwill is not amortizable for book purposes but is amortizable for tax over a period of 15 years. These timing differences will result in the creation of deferred tax assets in future quarters. As of September 30, 2023, the differences are not material. See Note 5. Intangible Assets and Goodwill.

NOTE 10– LEASES

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

Lease expenses are included in General & administrative expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$47	$32	$132	$53
Short-term lease cost	5	4	23	11
Total lease costs	$52	$36	$155	$64

Supplemental information related to leases was as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Operating Lease right-of-use asset	$506	$469

Current portion of operating lease liabilities	$160	$115
Non-current portion of operating lease liabilities	346	359
Total operating lease liabilities	$506	$474

Cash paid for amounts included in the measurement of operating lease liabilities	$138	$80

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$552

Weighted-average remaining lease term for operating leases (years)	3.3

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of September 30, 2023 (in thousands):

Year ended December 31,
2023 (Excluding nine months ended September 2023)	$36
2024	188
2025	193
2026	139
2027	45
Thereafter
Total future lease payments	601
Less: imputed interest	(95)
Present value of future lease payments	506
Less: current portion of lease liabilities	(160)
Long-term lease liabilities	$346

NOTE 11– CONCENTRATIONS

For the three months ended September 30, 2023 and 2022, one customer represented 23% and 16% of revenues, respectively. For the nine months ended September 30, 2023 and 2022, one customer represented 18% of revenues and 17% of revenues, respectively.

As of September 30, 2023, one customer made up 34% of accounts receivable.

During the three and nine months ended September 30, 2023, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

NOTE 12 – SEGMENT REPORTING

As of September 30, 2023, we operated through two reportable business segments: (i) Precision Logistics (formerly PeriShip Global Solutions) and (ii) Authentication (formerly VerifyMe Solutions).

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Precision Logistics	$5,457	$5,036	$16,085	$9,267
Authentication	147	179	515	606
Total Revenue	$5,604	$5,215	$16,600	$9,873

Gross Profit:
Precision Logistics	$2,155	$1,722	$5,460	$3,231
Authentication	137	133	406	432
Total Gross Profit	2,292	1,855	5,866	3,663

General and administrative	2,754	2,213	7,852	6,213
Research and development	5	39	23	73
Sales and marketing	388	478	1,388	1,224
LOSS BEFORE OTHER (EXPENSE) INCOME	(855)	(875)	(3,397)	(3,847)
OTHER (EXPENSE) INCOME	(75)	318	5	(10,659)
NET LOSS	$(930)	$(557)	$(3,392)	$(14,506)

Additional information relating to our business segments is as follows (in thousands):

Identifiable assets:

	As of
	September 30, 2023	December 31,2022

Precision Logistics	$13,656	$17,302
Authentication	5,150	3,450
Total Assets	$18,806	$20,752

NOTE 13 – SUBSEQUENT EVENTS

On November 2, 2023 the Company issued 56,272 shares of common stock upon vesting of 72,329 restricted stock units, net of 16,057 withheld for taxes.

On November 3, 2023, PeriShip Global entered into a waiver and amendment to loan documents and received a waiver for certain events of default and entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024.

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

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a software driven predictive analytics logistics provider of high-touch end-to-end logistics management which represents most of our current revenue stream. In addition, VerifyMe technologies provide product traceability and brand solutions. Our operations are split into two segments: Precision Logistics and Authentication. Through our Precision Logistics segment, we provide a value-added service for time and temperature sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as flight-tracking, weather, and traffic, all delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Using our proprietary logistics solution, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our Authentication segment our technologies provide unit level traceability and brand solutions allowing brand owners to gather business intelligence, cross-sell products, monitor product diversion through the supply chain and build brand loyalty through interaction utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics (formerly PeriShip Global Solutions) segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Service – clients pay us directly or through our carrier partner for our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center : We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur we inform clients and work with them to proactively resolve such shipment issues.

Authentication: The Authentication (formerly VerifyMe Solutions) segment specializes in traceability to connect brands with consumers through their product. This is critical in the current landscape of increased regulations, as well as increased counterfeit activity and product diversion. The ability to predict fraud or abnormal behavior while tracing an item’s journey from production through to the consumer’s hands provides consumers and brands the assurance they require. VerifyMe has custom software, patented technologies, and a cloud environment that combines machine learning and data science to meet the needs of consumers and brands. In addition, the personalized consumer experience with the brand creates a connection that increases brand perception and loyalty.

Products: We have a custom suite of products that offer clients traceability and brand solutions. These products are combined with “software as a service” or “SAAS” which is stored in the cloud and accessed through the internet.

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

Business Combinations

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes, a company specializing in brand protection, anti-counterfeiting and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end-to-end supply chain and creates a data driven engine to inform and educate consumers of the product. The purchase price was approximately $1.0 million which consisted of approximately $0.36 million in cash paid at closing, and 353,492 shares of restricted common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. Trust Codes Global is included in the Authentication segment and the results of its operations are included in the consolidated financial statement beginning March 1, 2023.

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

On July 10, 2023, the Company and Keith Goldstein agreed that Mr. Goldstein would resign as President and Chief Operating Officer effective, July 31, 2023. Also on July 10, 2023, the Company and Margaret Gezerlis agreed that Ms. Gezerlis would step down as Executive Vice President and Chief Financial Officer and continue in a strategic consulting role with the Company, effective July 31, 2023. Effective July 20, 2023, the Company granted Margaret Gezerlis a restricted stock award of 20,000 which vested on July 31, 2023 subject to Ms. Gezerlis not revoking her entry in the separation agreement. Mr. Goldstein’s and Ms. Gezerlis’ separations were not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.

On July 13, 2023, in connection with Mr. Goldstein’s and Ms. Gezerlis’ separations, the Company appointed Adam Stedham as President of the Company in addition to his position as Chief Executive Officer, and Nancy Meyers Executive Vice President and Chief Financial Officer, Treasurer and Corporate Secretary of the Company, each effective August 1, 2023.

On July 14, 2023, the Company designated Paul Ryan as the Executive Vice President, Authentication Segment. Mr. Ryan co-founded the Trust Codes Global platform and developed it into the powerful product cloud that today provides brand protection, brand enhancement, GS1 digital link and traceability. Additionally, Curt Kole will be the Executive Vice President, Precision Logistics Segment. Mr. Kole has 25 years of experience in many aspects of the logistics industry with extensive knowledge in the needs of customers whose products have specific time, temperature, or other criticality requirements. Mr. Kole has served as the Executive Vice President, Global Sales and Strategy at PeriShip Global.

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

Results of Operations

Comparison of the three months ended September 30, 2023, and 2022

The following discussion analyzes our results of operations for the three months ended September 30, 2023 and 2022.

Revenue	Three Months Ended September 30,
	2023	2022

Precision Logistics	$5,457	$5,036
Authentication	147	179
Total Revenue	$5,604	$5,215

Consolidated revenue increased $389 thousand or 7% during the third quarter of 2023 compared to the third quarter of 2022. The increase is primarily due to organic growth in our premium services in the Precision Logistics segment.

Gross Profit	Three Months Ended September 30,
	2023		2022
		% of Revenue		% of Revenue
Precision Logistics	$2,155	39%	$1,722	34%
Authentication	137	93%	133	74%
Total Gross Profit	$2,292	41%	$1,855	36%

Gross profit for the three months ended September 30, 2023, was $2,292 thousand, compared to $1,855 thousand for the three months ended September 30, 2022. The resulting gross margin was 41% for the three months ended September 30, 2023, compared to 36% for the three months ended September 30, 2022. The gross profit increase relates to the increased premium services revenue in the Precision Logistics segment, which has higher margins. With the acquisition of Trust Codes in March 2023, providing custom software, our margins in the Authentication segment also increased.

General and Administrative Expenses

General and administrative expenses increased by $541 thousand to $2,754 thousand for the three months ended September 30, 2023, compared to $2,213 thousand for the three months ended September 30, 2022. The increase relates primarily to the acquisition of Trust Codes Global in March 2023, severance expense of $247 thousand and additional stock compensation of $115 thousand (excluding shares issued relating to severance).

Research and Development

Research and development expenses were $5 thousand and $39 thousand for the three months ended September 30, 2023, and 2022, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $90 thousand to $388 thousand for the three months ended September 30, 2023, compared to $478 thousand for the three months ended September 30, 2022. The decrease is primarily related to a reduction in employees and consultants partially offset by additional travel expenses in the Authentication segment during the third quarter of 2023.

Interest Expense, net

Interest expense, net was $39 thousand for the three months ended September 30, 2023, compared to $32 thousand for the three months ended September 30, 2022. The increase is primarily due to the increased borrowings on the RLOC.

Net Loss

Consolidated net loss for the three months ended September 30, 2023, and 2022 was $930 thousand and $557 thousand, respectively. The increased loss was primarily related to an increase in operating expenses and the gain on extinguishment of debt in 2022 that did not recur in 2023, partially offset by an increase in gross profit. The resulting consolidated loss per share for the three months ended September 30, 2023, and three months ended September 30, 2022, was $0.09 and $0.06 per diluted share, respectively.

Comparison of the nine months ended September 30, 2023, and 2022

The following discussion analyzes our results of operations for the nine months ended September 30, 2023, and 2022.

Revenue	Nine Months Ended September 30,
	2023	2022

Precision Logistics	$16,085	$9,267
Authentication	515	606
Total Revenue	$16,600	$9,873

Consolidated revenue increased $6,727 thousand for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily due to the acquisition of our PeriShip Global business on April 22, 2022, partially offset by a $91 thousand decrease in our Authentication segment.

Gross Profit	Nine Months Ended September 30,
	2023		2022
		% of Revenue		% of Revenue
Precision Logistics	$5,460	34%	$3,231	35%
Authentication	406	79%	432	71%
Total Gross Profit	$5,866	35%	$3,663	37%

Gross profit for the nine months ended September 30, 2023, was $5,866 thousand, compared to $3,663 thousand for the nine months ended September 30, 2022. The resulting gross margin was 35% for the nine months ended September 30, 2023, compared to 37% for the nine months ended September 30, 2022. The gross profit increase relates to the acquisition of the PeriShip Global business on April 22, 2022, which is included for the full nine months of 2023.

General and Administrative Expenses

General and administrative expenses increased by $1,639 thousand to $7,852 thousand for the nine months ended September 30, 2023, compared to $6,213 thousand for the nine months ended September 30, 2022. The increase relates primarily to the acquisition of the PeriShip business, included for the full nine months of 2023, the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, operations related to Trust Codes, as well as severance expense of approximately $579 thousand which is expected to be paid in full by the end of January 2024, partially offset by costs related to the acquisition of the PeriShip Global business of $661 thousand in 2022 that did not recur in 2023. Stock-based compensation was $977 thousand, including $121 thousand relating to severance for the nine months ended September 30, 2023, compared to $1,039 thousand for the nine months ended September 30, 2022. Amortization and depreciation expense was $835 thousand and $504 thousand for the nine months ended September 30, 2023, and 2022, respectively.

Research and Development

Research and development expenses were $23 thousand and $73 thousand for the nine months ended September 30, 2023, and 2022, respectively.

Sales and Marketing

Sales and marketing expenses increased by $164 thousand to $1,388 thousand for the nine months ended September 30, 2023, compared to $1,224 thousand for the nine months ended September 30, 2022. The increase is primarily related to the salaries and related expenses for employees for the full nine months of 2023 in the Precision Logistics segment, partially offset by a reduction in employees and consultants in the Authentication segment during the third quarter of 2023.

Interest Expense, net

Interest expense, net was $127 thousand for the nine months ended September 30, 2023, compared to interest expense of $54 thousand for the nine months ended September 30, 2022. The higher expense relates to the drawdown on the RLOC, interest on the outstanding convertible note, offset by a lower amount outstanding for the note payable.

Net Loss

Consolidated net loss for the nine months ended September 30, 2023, was $3,392 thousand compared to $14,506 thousand, for the nine months ended September 30, 2022. The decreased loss was primarily related to a loss on equity investment of $11 million in 2022 that did not recur in 2023, an increase in gross profit, a gain relating to the change in the fair value of the contingent consideration related to the acquisition of Trust Codes Global partially offset by increased operating expenses discussed above. The resulting consolidated loss per share for the nine months ended September 30, 2023, and nine months ended September 30, 2022, was $0.35 and $1.76 per diluted share, respectively.

Liquidity and Capital Resources

Our operations used $599 thousand of cash during the nine months ended September 30, 2023, compared to $2,668 thousand during the comparable period in 2022. The decrease in cash used from operations is due to favorable changes in working capital accounts during 2023 compared to 2022 from our acquisition of PeriShip Global in April of 2022.

Cash used in investing activities was $1,080 thousand during the nine months ended September 30, 2023, compared to $7,747 thousand during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, $363 thousand was used for the acquisition of the Trust Codes Global business. During the nine months ended September 30, 2022, $7,500 thousand was used for the acquisition of the PeriShip Global business.

Cash provided by financing activities during the nine months ended September 30, 2023, was $1,277 thousand compared to $4,687 thousand during the nine months ended September 30, 2022. The decrease relates mainly to the proceeds from the public offering in 2022 which did not recur in 2023.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $425 thousand was purchased by relating parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of September 30, 2023 the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $9 thousand as of September 30, 2023.

On September 22, 2022, PeriShip Global became a party to the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, which was extended to December 14, 2023. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of September 30, 2023, we had drawn down $500 thousand under the RLOC.

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

On November 3, 2023, we entered into a waiver and amendment to loan documents and received a waiver for certain events of default, as a result of which, as of the date hereof, we are in compliance with all affirmative and restrictive covenants under the PNC Facility. We also entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024.

Of the proceeds of $2.0 million from the Term note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of September 30, 2023, our short-term debt outstanding under the Term note was $0.5 million and total long-term debt outstanding under the Term note was $1.0 million.

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

Revenue Recognition

Our revenue transactions include logistics management for time and temperature sensitive packages, sales of our ink canisters, software, licensing, pre-printed labels, integrated solutions, and leasing of our equipment. We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing our VerifyInkTM technology we depend on the integrity of our clients’ reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Trust Codes Global Acquisition

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited, a company specializing in brand protection, anti-counterfeiting and brand enhancement technology with an expertise in the food and agriculture industry. For additional information regarding the acquisition, refer to Note 4 to the Unaudited Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023 does not include Trust Codes Global. We plan to include Trust Codes Global in our assessment of the effectiveness of internal control over financial reporting within the timeframe set forth by the SEC’s guidance.

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

Foreign Currency Exchange Rate Risk

We operate in the US and New Zealand, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in “General and administrative” on our Consolidated Statements of Operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 3, 2023, PeriShip Global entered into a waiver and amendment to loan documents and received a waiver for certain events of default and entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Amended and Restated Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023.
10.2*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023.
10.3#*	Employment Agreement with Paul Ryan, effective March 1 2023.
10.4#	Separation Agreement and Release of all Claims between the Company and Keith Goldstein dated July 17, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.5#	Separation Agreement and Release of all Claims between the Company and Margaret Gezerlis dated July 17, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.6#	Restricted Stock Unit Award Agreement between the Company and Keith Goldstein dated July 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.7#	Restricted Stock Unit Award Agreement between the Company and Margaret Gezerlis dated July 31, 2023 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 21, 2023).
10.8	Form of Convertible Note Purchase Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023).
10.9	Form of Convertible Subordinated Promissory Note (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 8, 2023	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2023	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

