Form 10-K
period 2023-12-31
VerifyMe, Inc.
filed 2024-03-29
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $11,984,934 as of June 30, 2023. Shares of common stock held by executive officers and directors of the registrant have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. As of June 30, 2023, there were no persons known to the registrant to own 5% or more of the outstanding common stock, and therefore no other persons have been deemed affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 10,144,853 shares of common stock outstanding as of the close of business on March 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of VerifyMe, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2024 annual meeting of stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a traceability and customer support services provider using specialized software and process technology. The company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics (formerly PeriShip Global Solutions) segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Service – clients pay us directly or through our carrier partner for our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center: We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur, we inform clients and work with them to proactively resolve such shipment issues.

Authentication: The Authentication (formerly VerifyMe Solutions) segment specializes in traceability to connect brands with consumers through their product. This is critical in the current landscape of increased regulations, as well as increased counterfeit activity and product diversion. The ability to detect fraud or abnormal behavior while tracing an item’s journey from production through to the consumer’s hands provides consumers and brands the assurance they require. VerifyMe has custom software, patented technologies, and a cloud environment that combines machine learning and data science to meet the needs of consumers and brands. In addition, the personalized consumer experience with the brand creates a connection that increases brand perception and loyalty.

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

Opportunities

Precision Logistics: Traditionally, most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of our service center gives us a competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. We utilize a variety of input sources beyond the carrier’s data feed. Our proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our service center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. We have meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the company has two significant areas of opportunity. First, our services are specifically designed to address the needs of small and medium size agriculture, food and beverage companies. Second, the pharmaceutical and healthcare industries represent significant opportunities due to the enhanced tracking and customer service associated with distribution of these products. We are focusing our sales emphasis on those industries. In addition, we believe that combining our authentication solutions into the product offering for Precision Logistics clientele, gives our Precision Logistics segment a competitive advantage to generate revenue by enhancing clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

The U.S. logistics industry is facing an economic slowdown. We believe this represents an opportunity since major global carriers are cutting internal staff. These carriers are looking for lower cost alternatives to service their customers as well as partners that can help the carrier increase revenues. To maintain their credibility in the market, these carriers will need to ensure they meet their customers’ demands for time and temperature sensitive shipments, while maintaining their overheads. We believe outsourcing this function to our Precision Logistics segment provides the ideal solution for all parties involved.

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

Current Economic Environment

In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. In April 2023, the major carrier that PeriShip Global partners with laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand its plans to ground 29 more aircraft in its fiscal year that started in June 2024. In mid-December 2023, the carrier forecasted a low single digit percentage decline in revenue year over year for 2024.

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

Our Intellectual Property

Intellectual property is important to our business. As of December 31, 2023, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents, one validated in four countries (France, Germany, United Kingdom, and Italy), and the second patent validated in three countries (France, Germany, and United Kingdom), three pending U.S. and foreign patent applications, twenty-six registered U.S. trademarks (of which nineteen are in the name of VerifyMe, Inc., and seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, seven NZ trademark registration (of which six are in the name of Trust Codes Limited and/or Trust Codes Global Limited), one OAPI (African Intellectual Property Organization) trademark registration (in the name of Trust Codes Global Limited), and two pending US and foreign trademark applications. The Company abandoned two patents during the year ended December 31, 2023.

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our registered patents expire between the years 2024 and 2039. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

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

Research and Development

Current research and development efforts are focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $107 thousand and $89 thousand during the years ended December 31, 2023, and 2022, respectively, on research and development.

Research in our Precision Logistics segment is currently focused on developing:

•	the ability to print labels utilizing our own label printing software rather than relying on a carrier’s print engine;
•	the imbedding of machine learning into our proprietary IT portal to expand and improve our predictive analytics capabilities; and
•	creating revenue from our weather analytics.

Research in our Authentication segment is currently focused on developing new innovative solutions, and enhancement of our existing solutions to counterfeiting and traceability so that we continue to expand what we believe is our long-term competitive advantage:

•	Novel new algorithms to combat counterfeit methods more effectively, including expanding the use of machine learning techniques to better identify counterfeit behaviors;

•	Improvement and enhancement of our smart production systems integration suite and its connection with critical expert partners;

•	New methods to verify and validate customers who onboard, including using deep learning models to validate both identity and claims;

•	Further development of our web app augmented reality/mixed reality capability, leveraging our unique technology in this area which we acquired with Trust Codes; and

•	New methods to detect and validate VerifyInk™ on customer packing to help expand the market for the VerifyInk™ product, and in line with our dual factor related patents.

VerifyMe continues to monitor the market for state-of-the-art innovation and may either develop, partner to deploy or seek to acquire new technologies, products and services in the future, if we believe it would provide a competitive market advantage and could be successfully monetized.

Sales and Marketing Strategy

Business development and sales resources are aligned to support existing customer accounts and new customer development. We use social media channels, such as LinkedIn, Facebook and Twitter as a means of marketing our services. By staying in contact and engaging with customers, we are able to identify possible needs and look for opportunities to expand the services we are providing. We are currently revising and optimizing our websites to improve customer engagement and SEO. We believe many of the clients of PeriShip Global will benefit from the legacy VerifyMe business consumer engagement and food safety technologies. We will also continue to participate in trade show attendance which had declined during the height of the COVID pandemic.

In lieu of building, training, and supporting a world-wide internal sales force, we continue to have strategic partners who have existing relationships in their particular geographical locations. For our Authentication segment, these strategic partners have relationships with government and brands and include both paid and commissioned sales only contract arrangements.

Competition

PeriShip Global has developed its own software portal with predictive analytics for weather, traffic, power grids, and data feeds it receives from one of the world’s largest logistics carriers. There are other companies that operate a similar business model, however most of these companies specialize in a particular field such as healthcare or non-perishable building materials. PeriShip Global is operating in all of the perishable segments. In addition, the major carriers such as FedEx, UPS and DHL all have internal operations servicing the critical time, temperature, and cold storage shipping segment, however we believe with the economic downturn, major carriers are seeking to outsource perishable shipping services rather than invest additional funds to provide internal support.

The market for protection from diversion, theft and forgery is a highly fragmented industry that includes smaller companies as well as a number of large, well-established companies. Security printing for currency production began in Europe over a century ago and has resulted in the establishment of old-line security printers which have branched out into brand and product protection as well. In North America, brand protection products, such as tamper-resistant packaging, security labels, and anti-theft devices are readily available and utilized on a widespread basis. In recent years, however, demand has increased for more sophisticated overt and covert security technologies with a strong desire for technologies that can provide variable images and data. Competitors can be segregated into the following groups: (i) security ink manufacturers who are generally well-established companies whose core business is manufacturing and selling printing inks; (ii) system integrators who have often evolved from other sectors in the printing industry, mainly security printing manufacturers, technology providers, or packaging and label manufacturers, and who typically offer a range of security solutions that enable them to provide a complete suite of solutions tailored to the customer’s specific needs and requirements; (iii) system consultancy groups who offer a range of technologies from several different providers and tailor specific solutions to end-users; (iv) traditional authentication technology providers which provide holograms and digital watermarking; (v) product diversion tracking providers which provide on-product and in-product tagging technologies; and (vi) traditional security printers whose core products are printing the world’s currencies. In general, we believe competition in our principal markets is primarily driven by product performance, features and liability; price; ease of implementation, technology effectiveness, digital instant verification; new laws and regulations; product innovation and timing of new product introductions; ability to develop, maintain and protect proprietary products and technologies; sales and distribution capabilities; technical support and service; brand loyalty; applications support; and breadth of product line.

Amazon has an anti-counterfeit service with their “Project Zero” brand protection system utilizing their “Transparency” serialization product. Amazon’s product serialization service provides a unique code for every unit that is manufactured, and the brand puts these codes on its products as part of its manufacturing process, which Amazon scans and verifies. Our traceability and authentication solutions are interoperable with Amazon’s Transparency solutions. While Amazon’s customers could use our solution when using Amazon, they would not be required to in order to use Amazon’s Transparency solutions. However, Amazon’s solution must be used within the Amazon ecosystem. Competition is building in the consumer engagement market as more companies enter the space but are using mainly NFC technology imbedded into apparel. In addition to this technology, we have the ability to print labels on more applications including fabrics and metals.

Some of our competitors have substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively. We expect competition with our products and services to continue and intensify in the future.

Major Customers/Vendors

During the year ended December 31, 2023, one customer represented 17% of revenues and one customer represented 13% of revenues for the year ended December 31, 2022.

As of December 31, 2023, three customers made up 47% of accounts receivable. As of December 31, 2022, two customers accounted for 23% of total accounts receivable.

During the year ended December 31, 2023, and December 31, 2022, one vendor accounted for 99% of transportation costs, in our Precision Logistics segment.

Employees and External Sales Force

As of December 31, 2023, we employed approximately fifty persons and eight consultants. Of these employees, approximately forty were employed in our Precision Logistics operations and 10 were employed by our Authentication operations. Because of the nature of our business, many of our employees and consultants can, and do, conduct their work for us remotely.

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

Our Precision Logistics segment relies on one key strategic partner for shipping services for our customers and as a source for customers representing a substantial percentage of our revenues.

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

In addition to relying on this strategic partner for shipping services, a significant portion of our revenue is generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 17% of revenue of our Precision Logistics segment for the year ended December 31, 2023. If we fail to maintain certain minimum service level requirements related to our service with this strategic partner, it may terminate our agreement to provide them with such service. If our strategic partner terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our services available to its customers, replaces our services with one or more competitors, develops and supplants our services for its own service offerings, or we experience a significant reduction in business from this strategic partner, our business, financial condition and results of operations would be materially adversely affected.

Our business is subject to seasonal trends.

Historically, our operating results in the Precision Logistics segment have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Because revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

The transportation and logistics industry is highly competitive, cyclical, and is expected to remain so for the foreseeable future. The traceability and consumer engagement industry is also highly competitive. We face competition in all geographic markets and each industry sector in which we operate. We have and may face continued competition by strategic partners. Many of these competitors have significantly more resources and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. The primary competitive factors are price and quality of service. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of customer relationships, any one of which could affect our business and financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our customer relationships;
•	our inability to achieve expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, and companies providing traceability and consumer engagement solutions, which has included and may include our strategic partners, some of which have greater capital resources or lower cost structures than us;
•	our strategic partners may take steps to position their own product offerings as a replacement or competitor to our service offerings;
•	our inability to compete with existing and new entrants in the market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept proposals from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors; and
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•	we may not have sufficient resources to develop and market our services effectively, or at all.

There can be no assurance that such competitive factors will not increase our cost of delivering our services to our customers, hinder our ability to deliver our services to our customers, entice our existing customers to discontinue using our services, or reduce the number of customers referred to us by strategic partners. Any of these factors could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

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

The Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of its acquisition of the PeriShip business in 2022 and Trust Codes business in 2023. A number of factors may result in impairments to goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets. Impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

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

The services and products we provide are sensitive to reductions from time to time in discretionary consumer spending. For example, demand for high-end perishable items, and subsequently the demand for shipping, brand protection, and other services related to such, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce consumer’s disposable income or result in a decrease in demand for our services and products. As a result, we cannot ensure that demand for our services and products will materialize or remain constant. In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. In April 2023, the major carrier that PeriShip Global partners with laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand its plans to ground 29 more aircraft in its fiscal year that started in June 2024. In mid-December 2023 the carrier forecasted a low single digit percentage decline in revenue year over year for 2024.

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

Our net operating loss carryforwards ("NOLs"), and certain other tax attributes could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act, or the TCJA, federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely. The carryforwards are limited to 80% of each subsequent year's net income.

In addition, Sections 382 and 383 of the Code, contain rules that limit the ability of a corporation that undergoes an "ownership change" (generally, any change in ownership of more than 50% of the corporation's stock over a three-year period) to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a corporation and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOLs and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the corporation's stock immediately before the ownership change. The Company completed an IRC Section 382 analysis in 2022, and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. The Company has not completed an IRC Section 382 analysis in 2023. In the event future ownership changes are determined, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change.

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

We rely on strategic partnerships with one large logistics carrier for our Precision Logistics segment and larger companies which integrate our technologies into their product offerings for our legacy Authentication segment. These strategies leave us largely dependent upon the success of our partners. If any of our strategic partners who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology, our business and future growth would be materially and adversely affected.

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

Our management concluded that our disclosure controls and procedures were effective as of December 31, 2023. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

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

Fluctuations in labor costs, changes in the availability of key suppliers, or catastrophic events may increase the cost of our products and services.

Increases in labor costs might be difficult to pass on to our customers. In our Authentication segment (formerly VerifyMe Solutions segment), security pigments, ink canisters, labels and bar codes are key elements in the cost of our products. Our inability to offset material price inflation could adversely affect our results of operations. We rely on one global carrier for transportation services, one supplier to procure our raw materials, one strategic partner to produce our ink canisters, and it is difficult to predict what effects shortages or price increases for the raw materials we use to make our products may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our supplier’s inability to scale production and adjust delivery during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

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

Foreign Currency Exchange Rate Risk

We operate in the US and New Zealand, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in “General and administrative” on our Consolidated Statements of Operations.

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

Risks Relating to our Common Stock

Upon exercise of our outstanding options or warrants, conversion of our Series B Convertible Preferred Stock, conversion of our Convertible debt, vesting of our restricted stock units, and issuance of shares relating to the Trust Codes earnout, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants and shares of our Series B Convertible Preferred Stock. For the years ended December 31, 2023, there were approximately 8,286,000 anti-dilutive shares consisting 1,439,000 unvested performance restricted stock units, 816,000 restricted stock units, restricted stock awards and options under the stock purchase plan, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. As of December 31, 2023, there were no shares issuable related to the Trust Codes earnout. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of large blocks of our common stock could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing shareholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

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

Risks Relating to our Debt

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

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. Although we believe the majority of our investors will choose to convert into shares, if this does not occur, this may have a material adverse impact on our cash and as a result, a material adverse impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting enterprise software companies. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we have begun to establish a comprehensive approach to cybersecurity risk management and hold securing the data customers and other stakeholders entrust to us as one of our top priorities. As described in more detail below, we have established policies, standards, processes and practices for testing, training, and monitoring material risks from cybersecurity threats. We have devoted financial and personnel resources to implement security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

We are in the process of establishing controls and procedures designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner. We intend to continue to review and enhance our incident response and recovery plan for the Company Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. Our incident response and recovery plans and policies will address — and guide our employees, management and the Board on our response to a cybersecurity incident.

Our cybersecurity policies, standards, processes and practices are also assessed by third party cybersecurity providers. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

Governance

Our Board of Directors is responsible for monitoring and assessing strategic risk exposure related to cybersecurity risks, and our executive officers are responsible for the day-to-day assessment and management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

Currently, Jack Wang, our chief information officer of our subsidiary PeriShip Global, has primary responsibility for managing material cybersecurity risks over our Precision Logistics Segment while Paul Ryan, Executive Vice President, Authentication Segment, has the primary responsibility for assessing and managing material cybersecurity risks over our Authentication Segment. Mr. Wang holds an undergraduate and master’s degree in computer science. Our CIO has served in various roles in information technology and security for over 20 years. Mr. Ryan has 30 years of experience in global software and technology businesses. Both Mr. Wang and Mr. Ryan are responsible for reporting any cybersecurity related incidents to our executive officers. Our executive officers are responsible for reporting material cybersecurity related incidents to our Board of Directors. We intend to review our current reporting structure and may implement other structures governing the day-to-day management and reporting of cybersecurity risks.

ITEM 2. PROPERTIES.

We do not own any significant real property, but one of our subsidiaries leases approximately 5,000 square feet of primarily office space in Connecticut used in connection with our Precision Logistics segment. The lease expires in 2027. Our Trust Codes subsidiary leases premises approximately 2,000 square feet located in New Zealand. The lease expires in 2026. We believe that our properties have been well maintained, are suitable and adequate for us to operate and upon expiration of this lease, we do not anticipate any difficulty in obtaining renewals or alternative space.

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

Common Shareholders

As of March 18, 2024, we had approximately 1,450 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

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

Share Repurchase Plan

The following table provides information about our share repurchase activity for the three months ended December 31, 2023

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
10/01/2023-10/31/2023	-	-	-	$-
11/01/2023-11/30/2023	-	-	-	-
12/01/2023-12/31/2023	-	-	-	500
Total	-	-	-	$500

(1)	Effective December 6, 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock, so long as the price does not exceed $1.00 until December 14, 2024. During the three months ended December 31, 2023, the Company did not repurchase shares of common stock under the Company’s program.

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

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including PeriShip Global, LLC (“PeriShip Global”) and Trust Codes Global Limited (“Trust Codes Global”), (together the “Company,” “we,” “us,” or “our”), is a traceability and customer support services provider using specialized software and process technology. The company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics (formerly PeriShip Global Solutions) segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Service – clients pay us directly or through our carrier partner for our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center: We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur, we inform clients and work with them to proactively resolve such shipment issues.

Authentication: The Authentication (formerly VerifyMe Solutions) segment specializes in traceability to connect brands with consumers through their product. This is critical in the current landscape of increased regulations, as well as increased counterfeit activity and product diversion. The ability to detect fraud or abnormal behavior while tracing an item’s journey from production through to the consumer’s hands provides consumers and brands the assurance they require. VerifyMe has custom software, patented technologies, and a cloud environment that combines machine learning and data science to meet the needs of consumers and brands. In addition, the personalized consumer experience with the brand creates a connection that increases brand perception and loyalty.

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

Opportunities

Precision Logistics: Traditionally, most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of our service center gives us a competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. We utilize a variety of input sources beyond the carrier’s data feed. Our proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our service center will work to address the issue and save the perishable product from spoiling, saving the shipper significant costs and reducing the need to replace products that are no longer viable. We have meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the company has two significant areas of opportunity. First, our services are specifically designed to address the needs of small and medium size agriculture, food and beverage companies. Second, the pharmaceutical and healthcare industries represent significant opportunities due to the enhanced tracking and customer service associated with distribution of these products. We are focusing our sales emphasis on those industries. In addition, we believe that combining our authentication solutions into the product offering for Precision Logistics clientele, gives our Precision Logistics segment a competitive advantage to generate revenue by enhancing clients’ ability to grow revenue, gain business intelligence and build brand loyalty.

The U.S. logistics industry is facing an economic slowdown. We believe this represents an opportunity since major global carriers are cutting internal staff. These carriers are looking for lower cost alternatives to service their customers as well as partners that can help the carrier increase revenues. To maintain their credibility in the market, these carriers will need to ensure they meet their customers’ demands for time and temperature sensitive shipments, while maintaining their overheads. We believe outsourcing this function to our Precision Logistics segment provides the ideal solution for all parties involved.

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

Results of Operations

Comparison of the Years Ended December 31, 2023, and 2022

The following discussion analyzes our results of operations for the years ended December 31, 2023, and 2022. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

	Years Ended December 31,
	2023	2022
	(In thousands)	(In thousands)
Precision Logistics	$24,652	18,190
Authentication	661	1,386
Total Revenue	$25,313	$19,576

Consolidated revenue for the year ended December 31, 2023, was $25,313 thousand, a 29% increase compared to $19,576 thousand, for the year ended December 31, 2022. The increase in revenue primarily relates to the acquisition of the PeriShip Global business on April 22, 2022, which increased revenue by $6,462 thousand for the twelve months ended December 31, 2023, partially offset by a $725 thousand decline in the Authentication revenue. The Authentication segment maintained its existing client base but had reduced orders in the nutraceutical market in 2023.

Gross Profit

	Years Ended December 31,
	2023		2022
	(In thousands)	% of Revenue	(In thousands)	% of Revenue
Precision Logistics	8,475	34%	5,505	30%
Authentication	528	80%	983	71%
Total Gross Profit	$9,003	36%	$6,488	33%

Consolidated gross profit for the years ended December 31, 2023, and 2022, was $9,003 thousand and $6,488 thousand, respectively. The resulting gross margin was 36% for the year ended December 31, 2023, compared to 33% for the year ended December 31, 2022. The increase in our gross margin is due to the acquisition of the PeriShip Global business acquired on April 22, 2022, which is included for the full twelve months of 2023. The Precision Logistics segment had increased premium services revenue which has higher margins as well as process improvements to increase proactive services margins. With the acquisition of Trust Codes in March 2023, providing custom software, our margins in the Authentication segment also increased.

General and Administrative Expenses

General and administrative expenses were $10,586 thousand for the year ended December 31, 2023, compared to $8,428 thousand for the year ended December 31, 2022, an increase of $2,158 thousand. The increase relates to the acquisition of the PeriShip Global business on April 22, 2022 included for the full twelve months of 2023, the deal transaction costs related to the acquisition of the Trust Codes Global business of $278 thousand, operations related to Trust Codes, as well as severance expense of approximately $590 thousand which has been paid in full by the end of January 2024, partially offset by costs related to the acquisition of the PeriShip Global business of $661 thousand in 2022 that did not recur in 2023. Stock-based compensation was $1,509 thousand, including $121 thousand relating to severance in 2023, compared to $1,375 thousand in 2022. Amortization and depreciation expense was $1,134 thousand and $770 thousand for the twelve months ended December 30, 2023, and 2022, respectively.

Research and Development

Research and development expenses increased by $18 thousand to $107 thousand for the year ended December 31, 2023, from $89 thousand for the year ended December 31, 2022. The increase was primarily related to research and development activities as a result of the acquisition of Trust Codes during the first quarter of 2023.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2023, were $1,638 thousand compared to $1,718 thousand for the year ended December 31, 2022, a decrease of $80 thousand. The decrease is related to a reduction in employees and consultants in the Authentication segment partially offset by the PeriShip Global business included for the full twelve months of 2023.

Net Loss

Our net loss for the year ended December 31, 2023, was $3,390 thousand, compared to $14,398 thousand for the year ended December 31, 2022. The decreased loss was primarily due to the impairment of the SPAC of $10,932 thousand during 2022. The resulting consolidated loss per diluted share for the year ended December 31, 2023, was $0.35 compared to a consolidated loss per diluted share of $1.70 for the year ended December 31, 2022.

Liquidity and Capital Resources

Our operations provided $244 thousand of cash during the year ended December 31, 2023, compared to $2,551 thousand cash used in operations during the year end December 31, 2022. The increase in cash from operations is due to a favorable change in working capital accounts during 2023 compared to 2022 from our acquisition of PeriShip Global in April of 2022.

Net cash used in investing activities was $1,195 thousand for the year ended December 31, 2023, compared to $7,884 thousand for the year ended December 31, 2022.  During the year ended December 31, 2022, $7,500 thousand was used for the acquisition of the PeriShip Global business.

Net cash provided by financing activities for the year ended December 31, 2023, was $634 thousand compared to $4,424 thousand for the year ended December 31, 2022, related to proceeds from issuance of convertible debt in 2023 and debt and offerings of our common stock in 2022.

On December 8, 2023, we announced a new $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 14, 2024, but may be modified, suspended or discontinued at the discretion of the Board at any time.  To date, no shares have been purchased under the program.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by relating parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of December 31, 2023, the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $31 thousand related to the convertible note as of December 31, 2023.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The RLOC and Term Note are guaranteed by the Company and secured by the assets of PeriShip and the Company.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On November 3, 2023, we entered into a waiver and amendment to loan documents and received a waiver for certain events of default. We also entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024.

We were in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2023.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

Of the proceeds of $2.0 million, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of December 31, 2023, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $0.9 million.

We believe that our cash and cash equivalents, together with the proceeds from the convertible note, from debt issued and RLOC, will fund our operations for the next 12 months including expected capital expenditures.

We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue and may issue additional debt or equity.

Critical Accounting Policies and Estimates

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We have identified that the estimates used in the valuation of the assets of the PeriShip acquisition, and the Trust Codes acquisition are critical and require significant judgment. We believe estimates and assumptions related to these accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

Revenue Recognition

We recognize revenue based on the principals established in ASC Topic 606, “Revenue from Contracts with Customers.” Revenue recognition is made when our performance obligation is satisfied at a point in time of delivery of the service. Over 95% of our revenue is derived from logistics management for time and temperature sensitive packages with the remaining from our traceability solutions. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing of our VerifyInkTM technology we depend on the integrity of our clients’ reporting. Determining whether products and services in agreements with non-standard terms are distinct performance obligations that should be accounted for separately or combined to one unit of accounting may require significant judgement.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and unbilled revenue when billings occur after the end of the month (contract assets) on the consolidated balance sheets. Amounts charged to our clients become billable when the performance obligation has been met at a point in time. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. These assets are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets have not significantly increased as of December 31, 2023, due to the business combination. No other factors materially impacted the balances.

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

Goodwill

We have recorded goodwill as part of our acquisition of the PeriShip business and Trust Codes business, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC 350, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. For our annual goodwill impairment test as of December 31, 2023, we performed a qualitative assessment as permitted by ASU 2017-04 for our reporting units and determined that it was more likely than not that the fair value exceeded their respective carrying value.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal controls over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Trust Codes Acquisition

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited, a company specializing in brand protection, anti-counterfeiting and brand enhancement technology with an expertise in the food and agriculture industry. For additional information regarding the acquisition, refer to Note 4 to the Audited Consolidated Financial Statements appended to this Report and incorporated by reference into Item 8 in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Annual Report on Form 10-K. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 does not include Trust Codes Global. We plan to include Trust Codes Global in our assessment of the effectiveness of internal control over financial reporting within the timeframe set forth by the SEC’s guidance.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders under the headings “Questions and Answers About these Proxy Materials and Voting,” “Proposal One: Election of Directors,” “Corporate Governance,” “Management and Executive Officers” and, if necessary, “Delinquent Section 16(a) Reports,” which proxy statement will be filed within 120 days after the December 31, 2023, fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed within 120 days after the December 31, 2023, fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders under the heading “Security Ownership of Management and Certain Beneficial Owners,” which proxy statement will be filed within 120 days after the December 31, 2023, fiscal year end.

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information as of December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	121,000 (2)	$5.83	527,402 (3)
Equity compensation plans not approved by security holders	180,471 (4)	5.27	-
Total	301,471	4.56	527,402

(1)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”) or the 2013 Omnibus Equity Compensation Plan, as amended (the “2013 Plan”), which do not have an exercise price.

(2)	Represents shares of common stock issuable upon exercise of stock options granted under the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2013 Plan.

(3)	Includes 143,393 shares remaining available for issuance under the 2020 Plan, 348,009 shares remaining available for issuance under the 2021 Plan, 36,000 shares remaining available for issuance under the 2017 Plan

(4)	Includes individual grants to employees and consultants for services rendered to the Company which were not made under the Company’s existing equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders under the heading “Certain Relationships and Related Person Transactions,” which proxy statement will be filed within 120 days after the December 31, 2023, fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2024 annual meeting of stockholders under the numbered proposal with the heading “Ratification of the Appointment of our Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the December 31, 2023, fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
4.1	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2020)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.3	Form of Warrant for the Purchase of Shares of Common Stock (incorporated herein by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on June 2, 2020)
4.4	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.5	Form of Representative’s Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.6	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.7	Form of Common Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.8*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Employment Agreement with Nancy Meyers, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.3#	Employment Agreement between PeriShip Global, LLC and Curt Kole, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.4#	Employment Agreement between PeriShip Global, LLC and Fred Volk III, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.5#	Employment Agreement between PeriShip Global, LLC and Jack Wang, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.6#	Employment Agreement with Paul Ryan, effective March 1, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.7#	Employment Agreement with Adam Stedham, effective June 19, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2023)
10.8#	Separation Agreement and Release of all Claims between the Company and Keith Goldstein dated July 17, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.9#	Separation Agreement and Release of all Claims between the Company and Margaret Gezerlis dated July 17, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.10#	Restricted Stock Unit Award Agreement between the Company and Patrick White dated March 15, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2023)
10.11#	Restricted Stock Unit Award Agreement between the Company and Keith Goldstein dated July 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.12#	Restricted Stock Unit Award Agreement between the Company and Margaret Gezerlis dated July 31, 2023 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.13#	Restricted Stock Unit Award Agreement between the Company and Adam Stedham dated June 19, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
10.14#	Restricted Stock Unit Award Agreement between the Company and Scott Greenberg dated March 15, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2023)
10.15#	LaserLock Technologies, Inc. 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from the Company’s Definitive Proxy Statement filed on November 19, 2013)
10.16#	2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017)
10.16.1#	Amendment to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2019)
10.17#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.17.1#	First Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement filed Schedule 14A filed on April 4, 2022)
10.17.2#	Second Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2023)
10.18#	VerifyMe, Inc. 2021 Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021)
10.19#	Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.20#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.21#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 and that Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.22#	Incentive Stock Option Agreement dated August 14, 2019 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.23#	Incentive Stock Option Agreement dated March 11, 2019 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.24#	Incentive Stock Option Agreement dated January 7, 2020 between the Company and Margaret Gezerlis (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.25#	Form of Restricted Stock Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.26#	Restricted Stock Agreement dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.27#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.28#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.29#	Form of Restricted Stock Agreement pursuant to the 2013 Omnibus Equity Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.30#	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.31#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.32#	Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.33#	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.34#	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.35#	Form of Restricted Stock Unit Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.36#	Form of Restricted Stock Unit Award Agreement (Subsidiary Employees) (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.37#

Form of Restricted Stock Unit Award Agreement (performance) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.38	Form of Registration Rights Agreement, dated April 12, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.39	Asset Purchase Agreement, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.40	Lease Agreement between PeriShip Global and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.41	Lease Guarantee between VerifyMe, Inc. and Mordo, LLC, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.42	Professional Services Agreement between PeriShip Global (as successor to PeriShip, LLC) and FedEx Corporate Services, Inc. dated June 1, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.43	Form of FedEx Transportation Services Agreement Pricing Agreement between PeriShip Global (as successor to PeriShip, LLC) and Federal Express Corporation, et al (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.44	Amendment to Professional Services Agreement with FedEx Corporate Services, Inc. dated August 25, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022)
10.45	Term Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.46	Revolving Line of Credit Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.47	Guaranty and Suretyship Agreement between VerifyMe, Inc., and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.48	Security Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.49	Security Agreement between VerifyMe, Inc. and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.50

Amended and Restated Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.51	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.52	Asset Purchase Agreement, effective February 28, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
10.53	Form of Convertible Subordinated Promissory Note (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2023)
21.1*	Subsidiaries of VerifyMe, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed or furnished herewith, as applicable

# Denotes management compensation plan or contract

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Adam Stedham
Adam Stedham Chief Executive Officer and President
Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Stedham	Chief Executive Officer, President and Director	March 29, 2024
Adam Stedham	(Principal Executive Officer)

/s/ Nancy Meyers	Executive Vice President and Chief Financial Officer	March 29, 2024
Nancy Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Scott Greenberg	Director and Chairman	March 29, 2024
Scott Greenberg

/s/ Marshall Geller	Director	March 29, 2024
Marshall Geller

/s/Howard Goldberg	Director	March 29, 2024
Howard Goldberg

/s/ Arthur Laffer	Director	March 29, 2024
Arthur Laffer

/s/ David Edmonds	Director	March 29, 2024
David Edmonds

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VerifyMe, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018

Houston, Texas

March 29, 2024

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$3,095	$3,411
Accounts receivable, net of allowance for credit loss reserve, $165 and $37 as of December 31, 2023 and December 31, 2022, respectively	3,017	4,448
Unbilled revenue	1,282	1,185
Prepaid expenses and other current assets	254	333
Inventory	38	81
TOTAL CURRENT ASSETS	7,686	9,458

PROPERTY AND EQUIPMENT, NET	$240	$292

RIGHT OF USE ASSET	468	469

INTANGIBLE ASSETS, NET	6,927	6,545

GOODWILL	5,384	3,988
TOTAL ASSETS	$20,705	$20,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$500	$500
Accounts payable	3,310	3,912
Other accrued expense	988	902
Lease liability- current	170	115
Contingent liability-current	173	-
TOTAL CURRENT LIABILITIES	5,141	5,429

LONG-TERM LIABILITIES
Contingent liability, non-current	$751	$-
Long-term lease liability	307	359
Long-term derivative liability	-	3
Term note	875	1,375
Convertible note – related party	475	-
Convertible note	625	-
TOTAL LIABILITIES	$8,174	$7,166

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized;10,453,315 and 9,341,002 shares issued, 10,123,964 and 8,951,035 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	10	10

Additional paid in capital	95,031	92,987

Treasury stock as cost; 329,351 and 389,967 shares at December 31, 2023 and December 31, 2022, respectively	(659)	(949)

Accumulated deficit	(81,849)	(78,459)

Accumulated other comprehensive loss	(2)	(3)

STOCKHOLDERS' EQUITY	12,531	13,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,705	$20,752

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2023	December 31, 2022

NET REVENUE	$25,313	$19,576

COST OF REVENUE	16,310	13,088

GROSS PROFIT	9,003	6,488

OPERATING EXPENSES
General and administrative (a)	10,586	8,428
Research and development	107	89
Sales and marketing (a)	1,638	1,718
Total Operating expenses	12,331	10,235

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,328)	(3,747)

OTHER (EXPENSE) INCOME
Interest expenses, net	(161)	(88)
Unrealized gain on equity investment	-	12
Change in fair value of contingent consideration	201	-
Loss on equity investment	(100)	(10,932)
Other (expense) income, net	(2)	31
Gain on extinguishment of debt	-	326
TOTAL OTHER EXPENSE, NET	(62)	(10,651)

NET LOSS	$(3,390)	$(14,398)

LOSS PER SHARE
BASIC	(0.35)	(1.70)
DILUTED	(0.35)	(1.70)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	9,766,469	8,466,075
DILUTED	9,766,469	8,466,075

(a)	Includes share-based compensation of $1,675 thousand for the year ended December 31, 2023, and $1,468 thousand for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

F-3

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022

NET LOSS	$(3,390)	$(14,398)

Change in fair value of interest rate, swap	7	(3)

Foreign currency translation adjustments	(6)	-

TOTAL COMPREHENSIVE LOSS	$(3,389)	$(14,401)

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,390)	$(14,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for bad debt	139	37
Stock based compensation	200	145
Loss on equity investment	100	10,932
Change in fair value of contingent consideration	(201)	-
Fair value of restricted stock awards and restricted stock units issued in exchange for services	1,475	1,323
Loss on disposal of equipment	2	-
Impairments	190	-
Unrealized gain on equity investment	-	(12)
Gain on extinguishment of debt	-	(326)
Amortization and depreciation	1,134	770
Unrealized gain on foreign currency transactions	(25)	-
Changes in operating assets and liabilities:
Accounts receivable	1,295	(3,352)
Unbilled revenue	(96)	(1,185)
Inventory	(57)	(29)
Prepaid expenses and other current assets	9	(77)
Accounts payable, other accrued expenses and net change in operating leases	(531)	3,621
Net cash provided by (used) in operating activities	244	(2,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Equity received from SPAC equity investment	-	32
Purchase of patents	(62)	(40)
Leasehold improvements	(8)	-
Purchase of office equipment	(27)	-
Cash paid in business combination	(363)	(7,500)
Deferred implementation costs	(58)	(140)
Capitalized software costs	(677)	(236)
Net cash used in investing activities	(1,195)	(7,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of securities	$-	$4,528
Proceeds from line of credit	1,800	-
Proceeds from convertible debt	1,100	-
Proceeds from issuance of note payable	-	2,000
Exercise of pre-funded warrants	-	1
Proceeds from SPP Plan	80	102
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(36)	(34)
Increase in treasury shares (share repurchase program)	(10)	(291)
Repayment of debt and line of credit	(2,300)	(1,882)
Net cash provided by financing activities	634	4,424

Effect of exchange rate changes on cash	1	-

NET DECREASE IN CASH AND

CASH EQUIVALENTS INCLUDING RESTRICTED CASH	(316)	(6,011)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,411	9,422

CASH AND CASH EQUIVALENTS INCLUDNG RESTRICTED CASH - END OF PERIOD	$3,095	$3,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$165	$33
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Initial recognition of right-of-use asset and lease liability during the period	$-	$552
Change in fair value of interest rate, swap	$7	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at December 31, 2021	-	-	0.85	-	7,196,677	7	86,059	223,956	(838)	-	(64,061)	21,167
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	29,688	-	205	-	-	-	-	205
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	-	-	1,084	-	-	-	-	1,084
Stock Purchase Plan	-	-	-	-	-	-	121	-	-	-	-	121
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	53,895	-	(78)	(53,895)	180	-	-	102
Common stock issued in relation to private placement	-	-	-	-	880,208	2	4,526	-	-	-	-	4,528
Common stock issued for services	-	-	-	-	30,000	-	96	-	-	-	-	96
Common stock issued in relation to Acquisition	-	-	-	-	305,473	-	974	-	-	-	-	974
Repurchase of Common Stock	-	-	-	-	(219,906)	-	-	219,906	(291)	-	-	(291)
Exercise of Pre-funded Warrants	-	-	-	-	675,000	1	-	-	-	-	-	1
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(3)		(3)
Net loss		-	-	-	-	-	-	-	-	-	(14,398)	(14,398)
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586

	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	499,444	-	468	-	-	-	-	468
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	123,989	-	970	-	-	-	-	970
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	70,047	-	(77)	(61,302)	211	-	-	134
Common stock issued for services	-	-	-	-	133,654	-	147	-	-	-	-	147
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of Common Stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Treasury stock retired	-	-	-	-	-	-	(89)	(5,515)	89	-	-	-
Cancellation of Common stock	-	-	-	-	(1,496)	-	-	-	-	-	-	-
Accumulated other comprehensive Loss	-	-	-	-	-	-	-	-	-	1	-	1
Net loss		-	-	-	-	-	-	-	-	-	(3,390)	(3,390)
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531

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

The company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the year ended December 31, 2022, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2023 and December 31, 2022.

Amounts in Thousands ('000)

	Short Term Investment	Derivative Asset (Liability)	Contingent Consideration
	(Level 1)	(Level 2)	(Level 3)

Balance as of December 31, 2022	$100	(3)	-

Loss on fair value recognized in other income (expense)	(100)	-	-

Contingent consideration at issuance	-	-	(1,125)

Change in fair value of contingent consideration	-	-	201

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	-	7	-

Balance at December 31, 2023	$-	$4	$(924)

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

For the year ended December 31, 2023, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the year ended December 31, 2023, there were approximately 8,286,000 anti-dilutive shares consisting of 1,439,000 unvested performance restricted stock units, 816,000 restricted stock units, restricted stock awards and options under the stock purchase plan, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	December 31, 2023	December 31,2022

Cash and cash equivalents	$3,032	$3,348
Restricted cash	63	63
Total cash and cash equivalents including restricted cash	$3,095	$3,411

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. As of December 31, 2023, and December 31, 2022, the Company held $63 thousand subject to restrictions.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $139 thousand and $37 thousand for allowance for credit losses as of December 31, 2023, and 2022, respectively.

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

Inventory

Inventory principally consists of canisters and pigments and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. During the year ended December 31, 2023, the Company impaired $100 thousand related to inventory in our Authentication segment, related to raw material to record at fair market value.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Derivative Instruments

The Company evaluates its equity investments, long-term derivative liabilities, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguish by Liabilities from Equity” (FASB ASC 480), and FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”). The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as an asset or liability. The change in fair value is recorded in the Consolidated Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified as assets or liabilities at the fair value of the instrument on the reclassification date. Derivative instrument as assets or liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The unrealized foreign currency transaction losses for the years ended December 31, 2023 and December 31, 2022, were $5 thousand and $0 thousand, respectively.

Revenue Recognition

The Company accounts for revenues according to Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

The Company applies the following five steps, separated by reportable segments, in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements. For more detailed information about reportable segments, see Note 16 – Segment reporting.

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

Precision Logistics

Our Precision Logistics segment consists of two service lines, Proactive and Premium. Under our Proactive service line, clients pay us directly for carrier service coupled with our proactive logistics service. Terms typically range 7 days and no longer than 30 days. The Company has determined it is the principal and recognizes shipment fees in gross revenue. Under our Premium service line, we provide complete white-glove shipping monitoring and predictive analytics services. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution. Payment terms are typically 30 - 45 days.

Under both service lines in our Precision Logistics segment, our performance obligation is met, and revenue is recognized, when the packages are delivered. The transaction fees consist of fixed consideration made up of amounts contractually billed to the customer. There are no variable considerations in the transaction fee, in either service line.

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized, when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the twelve months ended December 31, 2023.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $39 thousand and $60 thousand for the years ended December 31, 2023, and 2022, respectively, and are included in Sales and Marketing on the Consolidated Statements of Operations.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2023, and 2022 were $107 thousand and $89 thousand, respectively.

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2004 remain subject to examination by major tax jurisdictions due the carryforward of unutilized NOLs.

NOTE 2 – EQUITY INVESTMENTS

In December 2021, the Company acquired 8,841 shares of 10% Cumulative Convertible Series D Preferred Stock at a price of $10.00 per share as payment for a customer’s outstanding AR balance of $88,410. This instrument is considered an equity security within the scope of Topic 321 since the issuing entity has the option but no contractual obligation to redeem the preferred stock, and the Company can convert the preferred shares to common stock. During the year ended December 31, 2023, the Company determined that it would not be able to redeem the value of its investment and recorded a loss of $100 thousand bringing down the value of the equity investment to $0 as of December 31, 2023. The fair value of the equity investment was $100 thousand as of December 31, 2022, and included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. The fair value of the equity investment is classified as Level 1 in the fair value hierarchy as the calculation is dependent upon the quoted market price of the entity.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

The fair value of the equity investment was $0 million as of December 31, 2022. The fair value of the equity investment was classified as Level 3 in the fair value hierarchy as the calculation was dependent upon company specific adjustments to the observable trading price of the SPAC’s public units and shares, and related risk of forfeiture should no business combination occur. The Company recognized a loss on equity investments of $10,932 thousand for the year ended December 31, 2022, included in the Loss on equity investments in the accompanying Consolidated Statements of Operations.

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics			Consolidated
Revenue	Year Ended December 31,		Year Ended December 31,			Year Ended December 31,
	2023	2022	2023	2022		2023	2022

Proactive services	$-	$-	$19,879	$15,202	(a)	$19,879	$15,202
Premium services	-	-	4,773	2,988	(a)	4,773	2,988
Brand protection services	661	1,386	-	-		661	1,386
	$661	$1,386	$24,652	$18,190		$25,313	$19,576

(a)	Revenue is our Precision Logistics Segment in 2022 includes revenue since the acquisition date of our PeriShip Global business, on April 22, 2022.

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2023, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of December 31, 2023, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	December 31,
In Thousands	2023	2022
Beginning balance, January 1	$1,185	$-
Contract asset additions	3,598	2,502
Reclassification to accounts receivable, billed to customers	(3,501)	(1,317)
Ending balance (1)	$1,282	$1,185

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – BUSINESS COMBINATION

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The preliminary purchase price allocation is subject to change and was finalized in the fourth quarter of 2023. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which have been included in General and administrative, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023.  Since the acquisition date, the Company has recorded $314 thousand of revenue relating to Trust Codes. The pro-forma financial information is immaterial to our results of operations and impractical to provide.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2023, contingent consideration presented as current liability totaled $173 thousand. As of December 31, 2023, the Company recorded a non-current contingent consideration totaling $751 thousand related to the acquisition of Trust Codes on the Consolidated Balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

PeriShip LLC

On April 22, 2022, we acquired, through PeriShip Global, the business and certain assets of PeriShip, LLC (“PeriShip”), a value-added service provider for time and temperature sensitive parcel management.  PeriShip Global provides shipping logistics services utilizing proprietary predictive analytics software and supporting call center services.  Using our proprietary software platform, we provide real-time information and analysis to mitigate supply chain flow interruption, delivering last-mile resolution for key markets, including the perishable healthcare and food industries. The purchase price was $10.5 million which consisted of $7.5 million in cash paid at closing, a promissory note of $2.0 million with a fixed interest rate of 6% per annum on the unpaid principal balance, to be paid in three installments on the sixth, fifteenth, and eighteenth month anniversaries of the closing, and 305,473 shares of common stock of the Company, representing $1.0 million in stock consideration. The goodwill recognized is due to the expected synergies from combining the operations of the acquire with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired PeriShip business is included in the Precision Logistics (formerly PeriShip Global Solutions) segment and the results of its operations have been included in the consolidated financial statements beginning April 22, 2022.

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

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the acquisition discussed above for the years ended December 31, 2022, as if the acquisition had occurred as of the beginning of the first period presented instead of on April 22, 2022.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2022, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company during the periods presented.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The below table summarizes proforma financial information for the Company, and the acquired PeriShip business, assuming the acquisition date of PeriShip occurred on January 1, 2022 (dollars in thousands):

Description	2022

Revenues	$25,397
Net Income (loss)	$(14,298)

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

Changes in the carrying amount of goodwill by reportable business segment for the year ended December 31, 2023, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2023	$-	$3,988	$3,988

2023 Activity
Acquisition of Trust Codes Global	1,383	-	1,383
Foreign currency translation	13	-	13
Net book value at
December 31, 2023	$1,396	$3,988	$5,384

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$2,002	$(564)	$1,438	13
Capitalized Software	161	(109)	52	2
Customer Relationships	1,908	(317)	1,591	9
Developed Technology	3,632	(938)	2,694	5
Internally Used Software	914	(62)	852	6
Non-Compete Agreement	191	(65)	126	3
Deferred Implementation	198	(24)	174	9
Total Intangible Assets	$9,006	$(2,079)	$6,927
December 31, 2022
Patents and Trademarks	$1,858	$(445)	$1,413	13
Capitalized Software	206	(91)	115	3
Customer Relationships	1,839	(133)	1,706	9
Developed Technology	3,143	(360)	2,783	5
Internally Used Software	236	(4)	232	6
Non-Compete Agreement	191	(28)	163	4
Deferred Implementation	140	(7)	133	10
Total Intangible Assets	$7,613	$(1,068)	$6,545

Amortization expense for intangible assets was $1,030 thousand and $657 thousand for the years ended December 31, 2023, and December 31, 2022, respectively. During the year ended December 31, 2023, the Company impaired certain assets related to its Developed Technology and Patents by $90 thousand, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use.

Patents and Trademarks

As of December 31, 2023, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents, one validated in four countries (France, Germany, United Kingdom, and Italy), and the second patent validated in three countries (France, Germany, and United Kingdom), three pending U.S. and foreign patent applications, twenty-six registered U.S. trademarks (of which nineteen are in the name of VerifyMe, Inc., and seven trademarks were acquired through our wholly owned subsidiary, PeriShip Global), two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, seven NZ trademark registration (of which six are in the name of Trust Codes Limited and/or Trust Codes Global Limited), one OAPI (African Intellectual Property Organization) trademark registration (in the name of Trust Codes Global Limited), and two pending US and foreign trademark applications. The Company abandoned two patents during the year ended December 31, 2023.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2024	$1,134
2025	1,109
2026	1,105
2027	1,070
2028	695
Thereafter	1,814
Total	$6,927

As of December 31, 2023, our intangible assets with definite lives had a weighted average remaining useful life of 8 years.  We have no amortizable intangible assets with indefinite useful lives.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
US	2023	2022

Loss before income taxes
Domestic	$(2,612)	$(14,400)
Foreign	(777)	-
Total loss before income taxes	(3,389)	(14,400)

Taxes under statutory US tax rates	(712)	(3,024)
Increase (decrease) in taxes resulting from:
Foreign taxes and rate differential	(53)	-
Increase (decrease) in valuation allowance	642	(1,188)
Change in State tax rate	(25)	(57)
Prior period true up	267	5,045
State taxes	(119)	(776)
Income tax expense	$-	$-

The increase in the valuation allowance during the year ended December 31, 2023 was due primarily to the increase in our net operating losses which may not be utilized in the future. The decrease in the Company's net valuation allowance in the year ended December 31, 2022 was due primarily to a realized loss in our equity investment (See Note 2-Equity Investments), and to net operating losses which will expire unutilized due to limitations resulting from application of Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
US
Net operating loss carryforwards	$6,318	$6,495
Restricted stock (RSA’s, RSU’s)	613	503
Stock options	527	562
Stock Purchase Plan (SPP)	2	8
Depreciation	(45)	(71)
Intangibles	(27)	22
Acquisition transaction costs	172	110
Capitalized research and development	(1)	17
Unrealized gain on investment	2	(1)
Bad debt	42	9
Capital loss carryforward	680
Accruals & other	11
Dividend income		(2)
Gross deferred tax assets	$8,294	$7,652

Less valuation allowance	(8,294)	(7,652)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, Management has placed a full valuation allowance against all deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability.

As of December 31, 2023, the Company has net operating loss carryforwards of $22.7 million for tax purposes, which will be available to offset future taxable income. If not used, $7.5 million of these carryforwards will expire beginning in 2024, and $15.2 million will carryforward indefinitely. As of the year ended December 31, 2022, Federal and state NOLs of $23.1 million and $0, respectively, will expire unutilized due to the limitations of Section 382, leaving Federal and state NOL carryforwards of $24.4 million and $13.1 million, respectively.

The Company completed the IRC Section 382 analysis, in 2022, and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. The Company has not completed the IRC Section 382 analysis in 2023 and is not aware of any indicators that may impose additional limitations on the use of NOL carryforwards.

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

No tax benefit has been reported in the December 31, 2023, due to the uncertainty surrounding the realizability of the benefit.

Uncertain Tax Positions

As of December 31, 2023, and 2022 we had no uncertain tax positions reflected on our balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and in one non-U.S. jurisdiction, and is subject to audit by tax authorities in those jurisdictions. The Company’s tax years from 2004 are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

The Tax Cuts and Jobs Act of 2017 imposes a mandatory repatriation tax on certain unremitted foreign earnings and provides a 100% deduction to domestic corporations for certain dividends received from foreign corporations after Dec. 31, 2017. Therefore, we do not expect future dividends, if any, from the earnings of our foreign subsidiary to result in U.S. federal income taxes. Deferred tax liabilities arising from the difference between the financial reporting and income tax bases inherent in our foreign subsidiary, referred to as outside basis differences, have not been provided for U.S. income tax purposes because we do not intend to sell, liquidate or otherwise trigger the recognition of U.S. taxable income with regard to our investment in this foreign subsidiary. Determining the amount of U.S. deferred tax liabilities associated with outside basis differences is not practicable at this time.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $8.3 million at December 31, 2023. The Company did not utilize any NOL deductions for the year ended December 31, 2023.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2023, and December 31, 2022, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and recognized $2 thousand in interest and/or penalties in the Statements of Operations for the year ended December 31, 2023, and $0 in the fiscal year ended December 31, 2022.

There are no taxes payable as of December 31, 2023, or December 31, 2022.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 7—DEBT

PNC Facility

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”). The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On November 3, 2023, PeriShip Global entered into a waiver and amendment to loan documents and received a waiver for certain events of default and entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility as of December 31, 2023.

As of December 31, 2023, our short-term debt outstanding under the Term Note was $500 thousand and total long-term debt outstanding under the Term Note was $875 thousand. During the year ended December 31, 2023, the Company made a repayment of $500 thousand towards the principal of the outstanding Term Note. As of December 31, 2022, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $1.4 million.

During the year ended December 31, 2023, $1,800 thousand was drawn on the RLOC, of which $1,800 thousand was repaid. As of December 31, 2023, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of December 31, 2023, and as of December 31, 2022, respectively.

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

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2023, interest expense related to the convertible debt was $31 thousand. As of December 31, 2023, the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible note and Convertible note – related party on the accompanying Consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2023, and 2022, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company expensed $477 thousand and $239 thousand related to restricted awards for the years ended December 31, 2023 and December 31, 2022, respectively.

The Company expensed $998 thousand and $1,084 thousand related to restricted stock units for the years ended December 31, 2023 and December 31, 2022, respectively.

On November 2, 2023 the Company issued 56,272 shares of common stock upon vesting of 72,329 restricted stock units, net of 16,057 shares of common stock withheld for taxes.

On September 20, 2023, the Company issued 15,965 shares of common stock upon vesting of 22,807 restricted stock units, net of 6,842 shares of commons stock withheld for taxes.

On July 31, 2023, the Company issued 14,000 shares of common stock upon vesting of 20,000 restricted stock awards, net of 6,000 shares of common stock withheld for taxes.

On April 22, 2023, 750 shares of common stock were retired to cover taxes on the vesting of 2,500 restricted stock award.

On March 31, 2023, the Company issued 1,750 shares of common stock upon vesting of 2,500 restricted stock units, net of 750 shares of common stock withheld for taxes.

On February 28, 2023, 353,492 shares of common stock were issued in relation to the acquisition of Trust Codes Global, see Note 4 – Business Combinations, for details.

On December 31, 2023, the Company issued 133,654 of restricted common stock, vesting immediately, with a value of $147 thousand, for consulting services.

During the year ended December 31, 2023, the Company retired 5,515 shares of common stock held in Treasury and 1,496 shares of common stock outstanding, relating to issuances in prior periods that have been forfeited or cancelled.

During the year ended December 31, 2023, the Company issued 50,002 shares of common stock issued upon the separation of a former director, relating to 50,002 shares of restricted stock units that had previously vested.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $53 thousand and $122 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023, and December 31, 2022, the Company received $80 thousand and $102 thousand, respectively, in proceeds related to the 2021 Plan.

Shares Held in Treasury

As of December 31, 2023, and December 31, 2022, the Company had 329,351 and 389,967 shares, respectively, held in treasury with a value of approximately $659 thousand and $949 thousand, respectively.

On August 31, 2023, six participants exercised their option under the Company’s 2021 Plan, and as a result, 12,802 shares were issued from treasury, with an exercise price of $0.96 per share.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

On February 28, 2023, fourteen participants exercised their option under the Company’s 2021 Plan, and as a result, 57,245 shares were issued, of which 48,500 were issued from treasury, with an exercise price of $1.19 per share.

Shares Repurchase Program

Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00. This plan ended on July 1, 2023. During the year ended December 31, 2023, the Company repurchased 6,201 shares of common stock for $10 thousand under the Company’s repurchase program. In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. During the year ended December 31, 2023, the Company did not repurchase shares of common stock under the Company’s current program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,110 shares of common stock and extended the term of the 2020 Plan to June 6, 2033, and increased the annual cap on director compensation by $50 thousand. On June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Stock Options

The following table summarizes the activities for the Company’s stock options as of December 31, 2023, and 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2021	465,471	$4.38

Granted	-	-

Forfeited/Cancelled/Expired	(128,000)	3.74

Balance as of December 31, 2022	337,471	4.63

Exercisable as of December 31, 2022	337,471	$4.63	2.4	$-

Granted	-	-

Forfeited/Cancelled/Expired	(36,000)	5.17

Balance as of December 31, 2023	301,471	4.56

Exercisable as of December 31, 2023	301,471	$4.56	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of December 31, 2023, and 2022, the Company had no unvested stock options.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2023, and 2022, the Company expensed $0 thousand with respect to options.

As of December 31, 2023, and 2022, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of December 31, 2023 and 2022:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2021	44,642	4.31

Granted	39,308	3.18

Vested	(42,142)	4.32

Balance at December 31, 2022	41,808	3.24

Granted	506,194	1.45

Vested	(131,333)	2.06

Balance at December 31, 2023	416,669	$1.44

As of December 31, 2023, and 2022, total unrecognized share-based compensation cost related to unvested restricted stock awards was $260 thousand and $2 thousand respectively, which is expected to be recognized over a weighted-average period of 0.44 years as of December 31, 2023.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the unvested restricted stock units as of December 31, 2023 and 2022:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2021	187,010	4.11

Granted	418,041	2.14

Vested	(191,425)	4.07

Unvested at December 31, 2022	413,626	2.14

Granted	272,941	1.35

Vested	(294,261)	2.51

Forfeited/Cancelled	(21,053)	1.20

Balance at December 31, 2023	$371,253	$1.32

As of December 31, 2023, and 2022, total unrecognized share-based compensation cost related to unvested restricted stock units was $301 thousand and $284 thousand respectively, which is expected to be recognized over a weighted-average period of 1.39 years as of December 31, 2022.

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

The following table summarizes the unvested performance restricted stock units as of December 31, 2023 and 2022:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2021	-	-

Granted	432,326	2.95

Vested	-	-

Balance at December 31, 2022	432,326	2.95

Granted	1,156,591	1.16

Vested	-	-

Forfeited/Cancelled	(150,157)	2.95

Balance at December 31, 2023	1,438,760	$1.51

As of December 31, 2023, and December 31, 2022 total unrecognized share-based compensation cost related to unvested restricted stock units was $1,778 thousand and $947 thousand, respectively, which is expected to be recognized over a weighted-average period of 1.75 years as of December 31, 2023.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Warrants

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2023 and 2022:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2021	3,779,243	$5.89

Granted	1,590,150	3.22

Expired	(265,938)	19.21

Balance at December 31, 2022	5,103,455	4.34

Granted	-	-

Expired	(474,869)	6.34

Balance at December 31, 2023	4,628,586	4.13	2.3

Exercisable at December 31, 2023	4,628,586	4.13	2.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.12 for our common stock on December 31, 2023.

For the year ended December 31, 2023, and 2022, the Company granted 0 warrants and 34,942 warrants to warrant holders pursuant to anti-dilution provisions, 0 warrants and 1,555,208 warrants in conjunction with the Securities Purchase Agreement, respectively (see Note 9 – Stockholders’ Equity). As the fair value of the warrants granted would have had a net zero impact to equity (increasing additional paid in capital and offering costs for the same amount), the Company did not break out or complete a separate valuation of the warrants granted in association with either capital raise.

Pre-funded Warrants

On April 14, 2022, in connection with our Securities Purchase Agreement, the Company issued 675,000 pre-funded warrants to purchase up to an aggregate of 675,000 shares of common stock at a purchase price of $3.214 per pre-funded warrant, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. In August 2022, 675,000 pre-funded warrants with an exercise price of $0.001 per share were exercised, and 675,000 shares of the Company’s common stock were issued. No pre-funded warrants are outstanding as of December 31, 2023 or December 31, 2022.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 11—LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The dilutive common stock equivalent shares consist of preferred stock, stock options, warrants, restricted stock awards and restricted stock units computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computation of basic loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss:	$(3,390)	$(14,398)
Denominator:
Weighted average shares of common stock – basic	9,766,469	8,466,075
Loss per share:
Basic	$(0.35)	$(1.70)
Diluted	$(0.35)	$(1.70)

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted loss per share:

	Years Ended December 31,
	2023	2022
Anti-dilutive instruments excluded from computation of diluted net loss per share:

Preferred Stock	144,444	144,444

Stock Options	301,471	337,471

Warrants	4,628,586	5,103,455

Stock purchase plan	28,065	57,245

Convertible note	956,527	-

Restricted Stock Units and Restricted Stock Awards	2,226,682	887,760

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

In June 2022, the Sponsor Entity decided not to fund the extension for the time that the SPAC had to complete its initial business combination. As a result, the SPAC was dissolved and liquidated in accordance with its charter and under ASC 815, and the derivative instrument was terminated. As a result, the SPAC RSUs were forfeited. For the year ended December 31, 2022, the Company has recorded the effect of termination to reduce the fair value and recorded a credit to share-based compensation expense of $71 thousand in relation to these awards. The fair value of the derivative liability was $0 as of December 31, 2022.

NOTE 13 –EMPLOYEE BENEFIT PLAN

We offer the VRME Retirement Savings Plan (the “Plan”) to our employees located in the United States of America. Eligible employees can elect to participate in the Plan, as soon as administratively feasible after enrollment. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC). The Company makes the matching contributions at our discretion. In the years ended December 31, 2023, and December 31, 2022, the Company contributed a value of approximately $137 thousand and $103 thousand respectively and is recognized as compensation expense in the Consolidated Statements of Operations for matching contributions to the Plan.

New Zealand has a statutory retirement savings scheme, Kiwisaver, in which New Zealand employees may participate. The Company makes the required by law contributions equal to three percent of each employee’s salary. During the year ended December 31, 2023, the Company contributed $10 thousand.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Lease expense is included in General & Administrative Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost	$182	$85
Short-term lease cost	28	18
Total lease costs	$210	$103

Supplemental information related to leases was as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Operating Lease right-of-use asset	$468	$469

Current portion of operating lease liabilities	170	115
Non-current portion of operating lease liabilities	307	359
Total operating lease liabilities	$477	$474

Cash paid for amounts included in the measurement of operating lease liabilities	$177	$80

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$552

Weighted-average remaining lease term for operating leases (years)	3.0	4.3
Weighted average discount rate for operating leases	6.4%	6.0%

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of December 31, 2023 (in thousands):

Year ended December 31,
2024	$191
2025	195
2026	139
2027	45
Thereafter	-
Total future lease payments	570
Less: imputed interest	(93)
Present value of future lease payments	477
Less: current portion of lease liabilities	(170)
Long-term lease liabilities	$307

NOTE 15 – CONCENTRATIONS

During the year ended December 31, 2023, one customer represented 17% of revenues and one customer represented 13% of revenues for the year ended December 31, 2022.

As of December 31, 2023, three customers made up 47% of accounts receivable. As of December 31, 2022, two customers accounted for 23% of total accounts receivable.

During the year ended December 31, 2023, and December 31, 2022, one vendor accounted for 99% of transportation costs, in our Precision Logistics segment.

NOTE 16 – SEGMENT REPORTING

As of December 31, 2023, we operated through two reportable business segments:  (i) Precision Logistics (formerly PeriShip Global Solutions) and (ii) Authentication (formerly VerifyMe Solutions).

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Years Ended December 31,
	2023	2022
Revenue
Precision Logistics	$24,652	$18,190
Authentication	661	1,386
Total Revenue	$25,313	$19,576

Gross Profit
Precision Logistics	$8,475	$5,505
Authentication	528	983
Total Gross Profit	9,003	6,488

General and administrative	10,586	8,428
Research and development	107	89
Sales and marketing	1,638	1,718
LOSS BEFORE OTHER EXPENSE, NET	(3,328)	(3,747)
TOTAL OTHER EXPENSE, NET	(62)	(10,651)
NET LOSS	$(3,390)	$(14,398)

Additional information relating to our business segments is as follows (in thousands):

Identifiable assets:

	Years Ended December 31,
	2023	2022

Precision Logistics	$16,637	$17,302
Authentication	4,068	3,450
Total Assets	$20,705	$20,752

NOTE 17 – SUBSEQUENT EVENTS

On February 17, 2024 we repurchased 1,000 shares under the Share Repurchase program

On February 29, 2024, seven participants exercised their option under the Company’s 2021 Plan, and as a result, 21,889 shares were issued with an exercise price of $0.97.

