Form 10-Q
period 2024-03-31
VerifyMe, Inc.
filed 2024-05-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,176,603 shares of common stock outstanding at May 6, 2024.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$2,818	$3,095
Accounts receivable, net of allowance for credit loss reserve, $156 and $165 as of March 31, 2024 and December 31, 2023, respectively	1,197	3,017
Unbilled revenue	916	1,282
Prepaid expenses and other current assets	261	254
Inventory	32	38
TOTAL CURRENT ASSETS	5,224	7,686

PROPERTY AND EQUIPMENT, NET	$212	$240

RIGHT OF USE ASSET	419	468

INTANGIBLE ASSETS, NET	6,729	6,927

GOODWILL	5,309	5,384

TOTAL ASSETS	$17,893	$20,705

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$500	$500
Accounts payable	1,214	3,310
Other accrued expense	716	988
Lease liability- current	167	170
Contingent liability- current	195	173
TOTAL CURRENT LIABILITIES	2,792	5,141

LONG-TERM LIABILITIES
Contingent liability, non-current	$597	$751
Long-term lease liability	263	307
Term note	750	875
Convertible Note – related party	475	475
Convertible Note	625	625
TOTAL LIABILITIES	$5,502	$8,174

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 10,485,065 and 10,453,315 issued, 10,176,603 and 10,123,964 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10

Additional paid in capital	95,438	95,031

Treasury stock at cost; 308,462 and 329,351 shares at March 31, 2024 and December 31, 2023, respectively	(589)	(659)

Accumulated deficit	(82,402)	(81,849)

Accumulated other comprehensive loss	(66)	(2)

STOCKHOLDERS' EQUITY	12,391	12,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,893	$20,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended
	March 31, 2024	March 31, 2023

NET REVENUE	$5,759	$5,661

COST OF REVENUE(a)	3,499	4,140

GROSS PROFIT	2,260	1,521

OPERATING EXPENSES
Segment management and Technology(a)	1,343	1,105
General and administrative (a)	1,121	1,413
Research and development	55	8
Sales and marketing (a)	388	499
Total Operating expenses	2,907	3,025

LOSS BEFORE OTHER INCOME (EXPENSE)	(647)	(1,504)

OTHER (EXPENSE) INCOME
Interest expenses, net	(38)	(42)
Unrealized loss on equity investment	-	(32)
Change in fair value of contingent consideration	132	-
Other expense, net	-	(2)
TOTAL OTHER INCOME (EXPENSE), NET	94	(76)

NET LOSS	$(553)	$(1,580)

LOSS PER SHARE:
BASIC	$(0.05)	$(0.17)
DILUTED	$(0.05)	$(0.17)
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	10,073,445	9,332,553
DILUTED	10,073,445	9,332,553

(a)	Includes share-based compensation of $458 thousand and $286 thousand for the three months ended March 31, 2024 and March 31, 2023 respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2024	March 31, 2023
NET LOSS	$(553)	$(1,580)

Change in fair value of interest rate, Swap	3	(1)

Foreign currency translation adjustments	(67)	(2)

Total comprehensive loss	$(617)	$(1,583)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(553)	$(1,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debt	10	3
Stock based compensation	46	22
Unrealized loss on equity investment	-	32
Change in fair value of contingent consideration	(132)	-
Fair value of restricted stock awards and restricted stock units issued in exchange for services	412	264
Loss on disposal of equipment	-	2
Impairments	4	-
Amortization and depreciation	299	282
Unrealized loss on foreign currency transactions	53	-
Changes in operating assets and liabilities:
Accounts receivable	1,804	2,742
Unbilled revenue	363	488
Inventory	7	27
Prepaid expenses and other current assets	(8)	(42)
Accounts payable, other accrued expenses and net change in operating leases	(2,365)	(2,366)
Net cash used in operating activities	(60)	(126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(11)	(31)
Purchase of office equipment	(2)	(13)
Cash paid in business combination	-	(363)
Deferred implementation costs	-	(36)
Capitalized software costs	(97)	(178)
Net cash used in investing activities	(110)	(621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	500
Proceeds from SPP Plan	21	59
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1)	(1)
Increase in treasury shares (share repurchase program)	(1)	(10)
Repayment of debt and line of credit	(125)	(125)

Net cash (used in) provided by financing activities	(106)	423

Effect of exchange rate changes on cash	(1)	(2)

NET DECREASE CASH AND CASH EQUIVALENTS	(277)	(326)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,095	3,411
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$2,818	$3,085

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70	$34
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of interest rate, swap	$3	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common				Treasury		Accumulated
	Stock		Stock		Stock			Additional	Stock		Other
	Number of		Number of		Number of			Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035		10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards	-	-	-	-		-	-	1	-	-	-	-	1
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	1,750		-	262	-	-	-	-	262
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	48,838		-	(85)	(48,093)	166	-	-	81
Common stock issued in relation to Acquisition	-	-	-	-	353,492		-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201	)	-	-	6,201	(10)	-	-	(10)
Accumulated other comprehensive loss	-	-	-	-	-		-	-	-	-	(3)	-	(3)
Net loss		-	-	-	-		-	-	-	-	-	(1,580)	(1,580)
Balance at March 31, 2023	-	-	0.85	-	9,348,914		10	93,790	348,075	(793)	(6)	(80,039)	12,962

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury		Accumulated
	Stock		Stock		Stock		Additional	Stock		Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	-	-	148	-	-	-	-	148
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	1,750	-	263	-	-	-	-	263
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	30,000	-	42	-	-	-	-	42
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(64)	-	(64)
Net loss		-	-	-	-	-	-	-	-	-	(553)	(553)
Balance at March 31, 2024	-	-	0.85	-	10,176,603	10	95,438	308,462	(589)	(66)	(82,402)	12,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, together with its subsidiaries, including Trust Codes Global Limited (“Trust Codes Global”) and PeriShip Global LLC (“PeriShip Global”), (together the “Company,” “we,” “us,” or “our”) is based in Lake Mary, Florida and its common stock, par value $0.001 per share, and warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

VerifyMe, is a traceability and customer support services provider using specialized software and process technology. The Company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three months ended March 31, 2023, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	March 31, 2024	December 31,2023

Cash and cash equivalents	$2,755	$3,032
Restricted cash	63	63
Total cash and cash equivalents including restricted cash	$2,818	$3,095

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. As of March 31, 2024, and December 31, 2023, the Company held $63 thousand subject to restrictions.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics and (ii) Authentication. See Note 11 - Segment Reporting, for further discussion of the Company’s segment reporting structure.

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The foreign currency transaction losses for the three months ended March 31, 2024, and March 31, 2023 was $62 thousand and $0, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted the new standard beginning January 1, 2024. Note 11 – Segment Reporting has been updated to reflect the new disclosure requirements and certain amounts have been reclassified in the Consolidated Statement of Operations. There is no other impact of adoption of this standard on the Company’s consolidated financial statements and disclosures.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, unbilled revenue, accounts payable, notes payable and accrued expenses, contingent consideration and long-term derivative assets or liabilities. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2024 and December 31, 2023.

Amounts in Thousands ('000)

	Derivative Asset	Contingent Consideration
	(Level 2)	(Level 3)

Balance as of December 31, 2023	$4	$(924)

Change in fair value of Contingent Consideration	-	132

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	3	-

Balance at March 31, 2024	$7	$(792)

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

For more detailed information about reportable segments, see Note 11 – Segment reporting. The Company generally considers completion of an agreement, or Statement of Work (“SOW”) and/or purchase order as a customer contract, provided collection is considered probable.

Precision Logistics

Our Precision Logistics segment consists of two service lines, Proactive and Premium. Under our Proactive service line, clients pay us directly for carrier service coupled with our proactive logistics service. Terms typically range 7 days and no longer than 30 days. The Company has determined it is the principal and recognizes shipment fees in gross revenue. Under our Premium service line, we provide complete white-glove shipping monitoring and predictive analytics services. This service includes customer web portal access, weather monitoring, temperature control, full service center support and last mile resolution. Payment terms are typically 30-45 days.

Under both service lines in our Precision Logistics segment, our performance obligation is met, and revenue is recognized, when the packages are delivered. The transaction fees consist of fixed consideration made up of amounts contractually billed to the customer. There are no variable considerations in the transaction fee, in either service line.

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized, when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the three months ended March 31, 2024.

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

For the three months ended March 31, 2024, and 2023, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three months ended March 31, 2024, there were approximately 8,383,000 anti-dilutive shares consisting of 2,344,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, 8,000 shares issuable in connection with earnout earned for the Trust Codes Acquisition, and 144,000 shares issuable upon conversion of preferred stock. For the three months ended March 31, 2023, there were approximately 6,139,000 anti-dilutive shares consisting of 844,000 unvested restricted stock units and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 4,814,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock options on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. For performance restricted stock units with stock price appreciation targets (see Note 6 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the restricted stock unit’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$4,225	$4,504	$4,225	$4,504
Premium services	-	-	1,389	910	1,389	910
Brand protection services	145	247	-	-	145	247
	$145	$247	$5,614	$5,414	$5,759	$5,661

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2024, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of March 31, 2024, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	March 31,
In Thousands	2024	2023
Beginning balance, January 1	$1,282	$1,185
Contract asset additions	916	697
Reclassification to accounts receivable, billed to customers	(1,282)	(1,185)
Ending balance (1)	$916	$697

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

NOTE 3 – BUSINESS COMBINATIONS

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which have been included in General and administrative in the three months ended March 31, 2023, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023. The pro-forma financial information for Trust Codes is immaterial to our results of operations and impractical to provide.

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

As of March 31, 2024, contingent consideration presented as current liability totaled $195 thousand. As of March 31, 2024, we also had accrued long term contingent consideration totaling $597 thousand related to the acquisition of Trust Codes on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

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

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2024, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2024	$1,396	$3,988	$5,384

2024 Activity
Foreign currency translation	(75)	-	(75)
Net book value at
March 31, 2024	$1,321	$3,988	$5,309

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,773	$(365)	$1,408	12
Capitalized Software	161	(117)	44	2
Customer Relationships	1,904	(364)	1,540	8
Developed Technology	3,606	(1,081)	2,525	5
Internally Used Software	1,010	(84)	926	6
Non-Compete Agreement	191	(74)	117	3
Deferred Implementation	198	(29)	169	9
Total Intangible Assets	$8,843	$(2,114)	$6,729
December 31, 2023
Patents and Trademarks	$2,002	$(564)	$1,438	13
Capitalized Software	161	(109)	52	2
Customer Relationships	1,908	(317)	1,591	9
Developed Technology	3,632	(938)	2,694	5
Internally Used Software	914	(62)	852	6
Non-Compete Agreement	191	(65)	126	3
Deferred Implementation	198	(24)	174	9
Total Intangible Assets	$9,006	$(2,079)	$6,927

Amortization expense for intangible assets was $269 thousand and $240 thousand for the three months ended March 31, 2024, and 2023, respectively.

Patents and Trademarks

As of March 31, 2024, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents (one validated in four countries of France, Germany, United Kingdom, and Italy and one validated in three countries of France, Germany and United Kingdom), three pending U.S. and foreign patent applications, twenty-six registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, seven NZ trademark registration, one OAPI (African Intellectual Property Organization) trademark registration, and two pending US and foreign trademark applications.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2024 (nine months remaining)	$858
2025	1,100
2026	1,096
2027	1,062
2028	687
Thereafter	1,926
Total	$6,729

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $148 thousand and $1 thousand related to restricted stock awards for the three months ended March 31, 2024, and 2023, respectively.

The Company expensed $264 thousand and $263 thousand related to restricted stock units for the three months ended March 31, 2024, and 2023, respectively.

During the three months ended March 31, 2024, the Company issued 1,750 shares of common stock upon vesting of restricted stock units, net of common stock withheld for taxes.

On March 31, 2024 the Company issued 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $4 thousand and $22 thousand for the three months ended March 31, 2024, and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company received $21 thousand and $59 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of March 31, 2024, and December 31, 2023, the Company had 308,462 and 329,351 shares, respectively, held in treasury with a value of approximately $589 thousand and $659 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the three months ended March 31, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,100 shares of common stock and extended the term of the 2020 Plan to June 6, 2033. On June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, subject to stockholder approval, which, if approved by the Company’s stockholders, will increase the shares authorized for potential issuance under the 2020 Plan to 4,069,100 shares of common stock and extended the term of the 2020 Plan to June 4, 2033.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of March 31, 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2023	301,471	$4.56

Granted	-	-

Forfeited/Cancelled/Expired	(471)	$212.50

Balance as of March 31, 2024	301,000	$4.24

Exercisable as of March 31, 2024	301,000	$4.24	0.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of March 31, 2024, the Company had no unvested stock options.

During the three months ended March 31, 2024, and 2023, the Company expensed $0 thousand, with respect to options.

As of March 31, 2024, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of March 31, 2024:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2023	416,669	1.44

Granted	-	-

Vested	-	-

Balance at March 31, 2024	416,669	$1.44

As of March 31, 2024, total unrecognized share-based compensation cost related to unvested restricted stock awards is $112 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock units as of March 31, 2024:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2023	371,253	1.32

Granted	-	-

Vested	(2,500)	1.92

Balance at March 31, 2024	368,753	$1.32

As of March 31, 2024, total unrecognized share-based compensation cost related to unvested restricted stock units was $234 thousand, which is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the unvested performance restricted stock units as of March 31, 2024:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2023	1,438,760	1.51

Granted	120,000	1.04

Forfeited/Cancelled	-	-

Balance at March 31, 2024	1,558,760	$1.48

For restricted stock units with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the restricted stock unit’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value of each grant was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the derived service period and there is no ongoing adjustment or reversal based on actual achievement during the period.

As of March 31, 2024, total unrecognized share-based compensation cost related to unvested performance restricted stock units was $1,106 thousand, which is expected to be recognized over a weighted-average period of 1.6 years.

Warrants

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2024:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2023	4,628,586	$4.13

Granted	-	-

Expired	-	-

Balance as of March 31, 2024	4,628,586	$4.13	2.0

Exercisable as of March 31, 2024	4,628,586	$4.13	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.395 for our common stock on March 31, 2024.

NOTE 7—DEBT

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year which expires in September 2024. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at March 31, 2024

As of March 31, 2024, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $0.8 million. During the three months ended March 31, 2024, the Company made a repayment of $125 thousand towards the principal of the outstanding Term Note.

As of March 31, 2024, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of March 31, 2024, and as of December 31, 2023, respectively.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the three months ended March 31, 2024 interest expense related to the convertible debt was $22 thousand. As of March 31, 2024 the amount outstanding on the convertible debt was $1,100 thousand and is included in Convertible debt and Convertible debt-related party on the accompanying Consolidated Balance Sheets.

NOTE 8—INCOME TAXES

There are no taxes payable as of March 31, 2024, or December 31, 2023.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending March 31, 2024, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended March 31, 2024.

NOTE 9– LEASES

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

Lease expenses are included in General & administrative expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$47	$37
Short-term lease cost	5	9
Total lease costs	$52	$46

Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating Lease right-of-use asset	$419	$468

Current portion of operating lease liabilities	$167	$170
Non-current portion of operating lease liabilities	263	307
Total operating lease liabilities	$430	$477

Cash paid for amounts included in the measurement of operating lease liabilities	$46	$177

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	2.8

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of March 31, 2024 (in thousands):

Year ended December 31,
2024 (Excluding three months ended March 31, 2024)	$142
2025	192
2026	139
2027	45
Thereafter	-
Total future lease payments	518
Less: imputed interest	(88)
Present value of future lease payments	430
Less: current portion of lease liabilities	(167)
Long-term lease liabilities	$263

NOTE 10– CONCENTRATIONS

For the three months ended March 31, 2024 and 2023, one customer represented 22% and 13% of revenues, respectively.

During the three months ended March 31, 2024, and 2023, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

As of March 31, 2024, one customer made up 31% of accounts receivable, net. As of December 31, 2023, three customers made up 47% of accounts receivable.

NOTE 11 – SEGMENT REPORTING

As of March 31, 2024, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication.

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

We do not allocate the following items to the segments: general & administrative expenses, research and development and other income (expense).

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three months ended March 31,
	2024	2023
Revenue:
Precision Logistics	$5,614	$5,414
Authentication	145	247
Total Revenue	$5,759	$5,661

Gross Profit:
Precision Logistics	$2,129	$1,353
Authentication	131	168
Total Gross Profit	2,260	1,521

Segment Management and Technology – Precision Logistics	1,075	913
Segment Management and Technology – Authentication	268	192
Sales and marketing – Precision Logistics	223	262
Sales and marketing - Authentication	165	237
General and administrative	1,121	1,413
Research and development	55	8
LOSS BEFORE OTHER INCOME (EXPENSE)	(647)	(1,504)
OTHER INCOME (EXPENSE)	94	(76)
NET LOSS	$(553)	$(1,580)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “intended,” “should,” “plan,” “could,” “target,” “potential,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

VerifyMe, Inc. (“VerifyMe”) together with its subsidiaries, including Trust Codes Global Limited (“Trust Codes Global”) and PeriShip Global, LLC (“PeriShip Global”), (together the “Company,” “we,” “us,” or “our”), is a traceability and customer support services provider using specialized software and process technology. The company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and extreme delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Authentication: The Authentication segment specializes in traceability to connect brands with consumers through their product. This is critical in the current landscape of increased regulations, as well as increased counterfeit activity and product diversion. The ability to detect fraud or abnormal behavior while tracing an item’s journey from production through to the consumer’s hands provides consumers and brands the assurance they require. VerifyMe has custom software, patented technologies, and a cloud environment that combines machine learning and data science to meet the needs of consumers and brands. In addition, the personalized consumer experience with the brand creates a connection that increases brand perception and loyalty.

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

Current Economic Environment

In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. In April 2023, the major carrier that PeriShip Global partners with laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand, it plans to ground 29 more aircraft in its fiscal year that started in June 2024. In mid-December 2023, the carrier forecasted a low single digit percentage decline in revenue year over year for 2024.

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

Results of Operations

Comparison of the three months ended March 31, 2024, and 2023

The following discussion analyzes our results of operations for the three months ended March 31, 2024 and 2023.

Revenue	Three Months Ended March 31,
	2024	2023

Precision Logistics	$5,614	$5,414
Authentication	145	247
Total Revenue	$5,759	$5,661

Consolidated revenue increased $98 thousand or 2% during the first quarter of 2024 compared to the first quarter of 2023. The increase is primarily due to organic growth in our premium services in the Precision Logistics segment offsetting a decline in our proactive services related to a discontinued relationship with some lower margin customers. Revenue in our Authentication segment decreased due to timing of a significant customer order in 2023 that did not recur in the three months ended March 31, 2024.

Gross Profit	Three Months Ended March 31,
	2024		2023
		% of Revenue		% of Revenue
Precision Logistics	$2,129	38%	$1,353	25%
Authentication	131	90%	168	68%
Total Gross Profit	$2,260	39%	$1,521	27%

Gross profit for the three months ended March 31, 2024, was $2,260 thousand, compared to $1,521 thousand for the three months ended March 31, 2023. The resulting gross margin was 39% for the three months ended March 31, 2024, compared to 27% for the three months ended March 31, 2023. The gross profit increase relates to the increased premium services revenue which has higher margins as well as process improvements to increase proactive services margins in the Precision Logistics segment. With the acquisition of Trust Codes in March 2023, providing custom software, our margins in the Authentication segment also increased.

Segment Management and Technology

Segment management and technology expenses increased by $238 thousand to $1,343 thousand for the three months ended March 31, 2024, compared to $1,105 thousand for the three months ended March 31, 2023. The increase relates primarily to the acquisition of Trust Codes Global in March 2023 and to lower capitalized labor costs. Amortization and depreciation expense of $299 thousand for Q1 2024 compared to $282 thousand in Q1 2023.

General and Administrative Expenses

General and administrative expenses decreased by $292 thousand to $1,121 thousand for the three months ended March 31, 2024, compared to $1,413 thousand for the three months ended March 31, 2023. The decrease relates primarily to the acquisition costs of Trust Codes Global and severance expense of $303 thousand in March 2023.

Research and Development

Research and development expenses were $55 thousand and $8 thousand for the three months ended March 31, 2024, and 2023, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $111 thousand to $388 thousand for the three months ended March 31, 2024, compared to $499 thousand for the three months ended March 31, 2023. The decrease is primarily related to a reduction in employees and consultants.

Interest Expense, net

Interest expense, net was $38 thousand for the three months ended March 31, 2024, compared to $42 thousand for the three months ended March 31, 2023.

Net Loss

Consolidated net loss for the three months ended March 31, 2024, and 2023 was $553 thousand and $1,580 thousand, respectively. The decreased loss was primarily related to an increase in gross profit. The resulting consolidated loss per share for the three months ended March 31, 2024, and three months ended March 31, 2023, was $0.05 and $0.17 per diluted share, respectively.

Liquidity and Capital Resources

Our operations used $60 thousand of cash during the three months ended March 31, 2024, compared to $126 thousand during the comparable period in 2023. The decrease in cash used from operations is due to more efficient use of our resources.

Cash used in investing activities was $110 thousand during the three months ended March 31, 2024, compared to $621 thousand during the three months ended March 31, 2023. The decrease in spend in investing activities related to the acquisition of the Trust Codes Global business in the three months ended March 31, 2023.

Cash used in financing activities during the three months ended March 31, 2024, was $106 thousand compared to cash provided by financing activities during the three months ended March 31, 2023 of $423 thousand. The decrease relates mainly to the proceeds from the line of credit of $500 thousand that occurred in the three months ended March 31, 2023.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by relating parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of March 31, 2024 the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $9 thousand as of March 31, 2024.

On September 22, 2022, PeriShip Global became a party to the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, which was extended to December 14, 2023. We also entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of March 31, 2024, we had no borrowings under the RLOC.

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

Of the proceeds of $2.0 million from the Term note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of March 31, 2024, our short-term debt outstanding under the Term note was $0.5 million and total long-term debt outstanding under the Term note was $0.8 million.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the three months ended March 31, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

For restricted stock units with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the restricted stock unit’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

We account for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Effective with the quarter ended March 31, 2024, an assessment of our subsidiary Trust Codes Global, which acquired the business and certain assets of Trust Codes Limited, is now within the scope of our internal controls over financial reporting. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent Quarterly Reports on Form 10-Q, except as noted herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)

01/01/2024-01/31/2024	1,000	$1.00	1,000	$499

02/01/2024-02/29/2024	-	-	-	-

03/01/2024-03/31/2024	-	-	-	-
Total	1,000	$1.00	1,000	$499

(1) Purchases made pursuant to the Company’s share repurchase program announced on December 8, 2024, pursuant to which the Company is authorized to purchase up to $0.5 million worth of shares of its common stock so long as the price per share does not exceed $1.00. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on December 14, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*#	Employee Bonus Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 14, 2024	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2024	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

