Form 10-Q
period 2024-06-30
VerifyMe, Inc.
filed 2024-08-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,384,698 shares of common stock outstanding at August 6, 2024.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$2,900	$3,095
Accounts receivable, net of allowance for credit loss reserve, $156 and $165 as of June 30, 2024 and December 31, 2023, respectively	1,214	3,017
Unbilled revenue	751	1,282
Prepaid expenses and other current assets	210	254
Inventory	23	38
TOTAL CURRENT ASSETS	5,098	7,686

PROPERTY AND EQUIPMENT, NET	$184	$240

RIGHT OF USE ASSET	378	468

INTANGIBLE ASSETS, NET	6,539	6,927

GOODWILL	5,334	5,384

TOTAL ASSETS	$17,533	$20,705

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$500	$500
Accounts payable	1,331	3,310
Other accrued expense	808	988
Lease liability- current	165	170
Contingent liability- current	123	173
TOTAL CURRENT LIABILITIES	2,927	5,141

LONG-TERM LIABILITIES
Contingent liability, non-current	$401	$751
Long-term lease liability	223	307
Term note	625	875
Convertible Note – related party	475	475
Convertible Note	625	625
TOTAL LIABILITIES	$5,276	$8,174

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 10,655,065 and 10,453,315 issued, 10,384,698 and 10,123,964 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	11	10

Additional paid in capital	95,504	95,031

Treasury stock at cost; 270,367 and 329,351 shares at June 30, 2024 and December 31, 2023, respectively	(464)	(659)

Accumulated deficit	(82,748)	(81,849)

Accumulated other comprehensive loss	(46)	(2)

STOCKHOLDERS' EQUITY	12,257	12,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,533	$20,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

NET REVENUE	$5,352	$5,335	$11,111	$10,996

COST OF REVENUE(a)	3,262	3,749	6,761	7,889

GROSS PROFIT	2,090	1,586	4,350	3,107

OPERATING EXPENSES
Segment management and Technology(a)	1,517	1,251	2,860	2,356
General and administrative (a)	894	836	2,015	2,249
Research and development	5	10	60	18
Sales and marketing (a)	210	527	598	1,026
Total Operating expenses	2,626	2,624	5,533	5,649

LOSS BEFORE OTHER INCOME (EXPENSE)	(536)	(1,038)	(1,183)	(2,542)

OTHER (EXPENSE) INCOME
Interest expenses, net	(42)	(46)	(80)	(88)
Unrealized gain (loss) on equity investment	-	30	-	(2)
Change in fair value of contingent consideration	232	172	364	172
Other expense, net	-	-	-	(2)
TOTAL OTHER INCOME (EXPENSE), NET	190	156	284	80

NET LOSS	$(346)	$(882)	$(899)	$(2,462)

LOSS PER SHARE
BASIC	(0.03)	(0.09)	(0.09)	(0.26)
DILUTED	(0.03)	(0.09)	(0.09)	(0.26)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	10,238,717	9,765,452	10,156,081	9,614,183
DILUTED	10,238,717	9,765,452	10,156,081	9,614,183

(a)	Includes share-based compensation of $239 thousand and $697 thousand for the three and six months ended June 30, 2024, respectively, and $315 thousand and $601 thousand for the three and six months ended June 30, 2023 respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NET LOSS	$(346)	$(882)	$(899)	$(2,462)

Change in fair value of interest rate, Swap	2	2	5	1

Foreign currency translation adjustments	18	(46)	(49)	(48)

Total Comprehensive Loss	$(326)	$(926)	$(943)	$(2,509)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(899)	$(2,462)
Adjustments to reconcile net loss to net cash used in operating activities :
Allowance for bad debt	9	4
Stock based compensation	89	41
Unrealized loss on equity investment	-	2
Change in fair value of contingent consideration	(364)	(172)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	608	560
Loss on disposal of equipment	-	2
Impairments	13	34
Amortization and depreciation	599	540
Unrealized loss on foreign currency transactions	30	10
Changes in operating assets and liabilities:
Accounts receivable	1,790	3,156
Unbilled revenue	530	451
Inventory	15	34
Prepaid expenses and other current assets	47	46
Accounts payable, other accrued expenses and net change in operating leases	(2,155)	(2,709)
Net cash provided by (used) in operating activities	312	(463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(12)	(42)
Purchase of office equipment	(5)	(24)
Cash paid in business combination	-	(363)
Deferred implementation costs	-	(56)
Capitalized software costs	(174)	(373)
Net cash used in investing activities	(191)	(858)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	800
Proceeds from SPP Plan	21	71
Contingent consideration payments	(36)	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(47)	(3)
Increase in treasury shares (share repurchase program)	(1)	(10)
Repayment of debt and line of credit	(250)	(250)

Net cash (used in) provided by financing activities	(313)	608

Effect of exchange rate changes on cash	(3)	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(195)	(714)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,095	3,411
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$2,900	$2,697

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$94	$68
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of interest rate, swap	$5	$1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at March 31, 2023	-	-	0.85	-	9,348,914	10	93,790	348,075	(793)	(6)	(80,039)	12,962
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	485,444	-	146	-	-	-	-	146
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	-	-	148	-	-	-	-	148
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	8,407	-	27	(407)	1	-	-	28
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(44)	-	(44)
Net loss	-	-	-	-	-	-	-	-	-	-	(882)	(882)
Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358

	Series A Convertible		Series B Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at March 31, 2024	-	-	0.85	-	10,176,603	10	95,438	308,462	(589)	(66)	(82,402)	12,391
Restricted stock awards	-	-	-	-	140,000	1	127	-	-	-	-	128
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	38,095	-	(103)	(38,095)	125	-	-	22
Common stock issued for services	-	-	-	-	30,000	-	42					42
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	-	-	-	-	-	(346)	(346)
Balance at June 30, 2024	-	-	0.85	-	10,384,698	11	95,504	270,367	(464)	(46)	(82,748)	12,257

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	485,444	-	147	-	-	-	-	147
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	1,750	-	410	-	-	-	-	410
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	57,245	-	(58)	(48,500)	167	-	-	109
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(47)	-	(47)
Net loss		-	-	-	-	-	-	-	-	-	(2,462)	(2,462)
Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	275	-	-	-	-	276
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,845	-	160	(38,095)	125	-	-	285
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	60,000	-	84	-	-	-	-	84
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(44)	-	(44)
Net loss		-	-	-	-	-	-	-	-	-	(899)	(899)
Balance at June 30, 2024	-	-	0.85	-	10,384,698	11	95,504	270,367	(464)	(46)	(82,748)	12,257

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

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2023, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	June 30, 2024	December 31,2023

Cash and cash equivalents	$2,900	$3,032
Restricted cash	-	63
Total cash and cash equivalents including restricted cash	$2,900	$3,095

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. No cash was subject to restriction as of June 30, 2024. As of December 31, 2023, the Company held $63 thousand subject to restrictions.

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

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The foreign currency transaction for the three and six months ended June 30, 2024, was a $16 thousand gain and $46 thousand loss, respectively. The foreign currency transaction losses for the three and six months ended June 30, 2023, were immaterial.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures”, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted the new standard beginning January 1, 2024. Note 11 – Segment Reporting has been updated to reflect the new disclosure requirements and certain amounts have been reclassified in the Consolidated Statement of Operations. There is no other impact of adoption of this standard on the Company’s consolidated financial statements and disclosures.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2024 and December 31, 2023.

Amounts in Thousands ('000)

	Derivative Asset	Contingent Consideration
	(Level 2)	(Level 3)

Balance as of December 31, 2023	$4	$(924)

Change in fair value of Contingent Consideration	-	364

Payments	-	36

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	5	-

Balance at June 30, 2024	$9	$(524)

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

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized, when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the three and six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024, and 2023, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and six months ended June 30, 2024, there were approximately 8,208,000 anti-dilutive shares consisting of 2,177,000 unvested performance restricted stock units, restricted stock units, and restricted stock awards, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and six months ended June 30, 2023, there were approximately 7,108,000 anti-dilutive shares consisting of 1,998,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 337,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, and 144,000 shares issuable upon conversion of preferred stock.

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

We account for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”.

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

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$3,945	$4,200	$3,945	$4,200
Premium services	-	-	1,299	1,014	1,299	1,014
Brand protection services	108	121	-	-	108	121
	$108	$121	$5,244	$5,214	$5,352	$5,335

	Authentication		Precision Logistics		Consolidated
Revenue	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$8,170	$8,704	$8,170	$8,704
Premium services	-	-	2,688	1,924	2,688	1,924
Brand protection services	253	368	-	-	253	368
	$253	$368	$10,858	$10,628	$11,111	$10,996

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2024, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2024, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	June 30,
In Thousands	2024	2023
Beginning balance, January 1	$1,282	$1,185
Contract asset additions	4,329	3,326
Reclassification to accounts receivable, billed to customers	(4,860)	(3,777)
Ending balance (1)	$751	$734

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

NOTE 3 – BUSINESS COMBINATIONS

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end to end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which have been included in General and administrative in the six months ended June 30, 2023, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023. The pro-forma financial information for Trust Codes is immaterial to our results of operations and impractical to provide.

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

As of June 30, 2024, contingent consideration presented as current liability totaled $123 thousand. As of June 30, 2024, we also had accrued long term contingent consideration totaling $401 thousand related to the acquisition of Trust Codes on the consolidated balance sheets and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date. On May 15, 2024, a payment of $36 thousand was paid for contingent consideration.

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

ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC Topic 350”), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.

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

Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, “Intangibles - Goodwill and Other”. We determined that we have two reporting units for purposes of goodwill impairment testing, which represent our two reportable business segments, as discussed below.

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2024, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2024	$1,396	$3,988	$5,384

2024 Activity
Foreign currency translation	(50)	-	(50)
Net book value at
June 30, 2024	$1,346	$3,988	$5,334

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,766	$(394)	$1,372	12
Capitalized Software	161	(125)	36	2
Customer Relationships	1,905	(412)	1,493	8
Developed Technology	3,614	(1,227)	2,387	5
Internally Used Software	1,087	(108)	979	6
Non-Compete Agreement	191	(84)	107	3
Deferred Implementation	198	(33)	165	9
Total Intangible Assets	$8,922	$(2,383)	$6,539
December 31, 2023
Patents and Trademarks	$2,002	$(564)	$1,438	13
Capitalized Software	161	(109)	52	2
Customer Relationships	1,908	(317)	1,591	9
Developed Technology	3,632	(938)	2,694	5
Internally Used Software	914	(62)	852	6
Non-Compete Agreement	191	(65)	126	3
Deferred Implementation	198	(24)	174	9
Total Intangible Assets	$9,006	$(2,079)	$6,927

Amortization expense for intangible assets was $540 thousand and $495 thousand for the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2024, the Company impaired certain assets related to its Patents by $13 thousand, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use.

Patents and Trademarks

As of June 30, 2024, our current patent and trademark portfolios consist of eight granted U.S. patents and two granted European patents (one validated in four countries of France, Germany, United Kingdom, and Italy and one validated in three countries of France, Germany and United Kingdom), three pending U.S. and foreign patent applications, twenty-three registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, seven NZ trademark registration, one OAPI (African Intellectual Property Organization) trademark registration, and one pending US and one foreign trademark application in Nigeria. The Company abandoned one patent during the six months ended June 30, 2024.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2024 (six months remaining)	$572
2025	1,109
2026	1,104
2027	1,070
2028	696
Thereafter	1,988
Total	$6,539

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $127 thousand and $275 thousand related to restricted stock awards for the three and six months ended June 30, 2024, respectively. The Company expensed $147 thousand and $148 thousand related to restricted stock awards for the three and six months ended June 30, 2023, respectively.

The Company expensed $69 thousand and $333 thousand related to restricted stock units for the three and six months ended June 30, 2024, and $149 thousand and $412 thousand related to restricted stock units for the three and six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company issued 1,750 shares of common stock upon vesting of restricted stock units, and 38,095 shares of common stock from treasury shares, net of common stock withheld for taxes.

On March 31, 2024, the Company issued 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services. On June 30, 2024, the Company issued an additional 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 and $4 thousand for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2024 the Company received $21 thousand in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of June 30, 2024, and December 31, 2023, the Company had 270,367 and 329,351 shares, respectively, held in treasury with a value of approximately $464 thousand and $659 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the six months ended June 30, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,100 shares of common stock and extended the term of the 2020 Plan to June 6, 2033. On June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 4,069,100 shares of common stock and extended the term of the 2020 Plan to June 4, 2033. On June 4, 2024, the Company’s stockholders approved the Third Amendment to the 2020 Plan.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of June 30, 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2023	301,471	$4.56

Granted	-	-

Forfeited/Cancelled/Expired	(471)	$212.50

Balance as of June 30, 2024	301,000	$4.24

Exercisable as of June 30, 2024	301,000	$4.24	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of June 30, 2024, the Company had no unvested stock options.

During the six months ended June 30, 2024, and 2023, the Company expensed $0 thousand, with respect to options.

As of June 30, 2024, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of June 30, 2024:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2023	416,669	1.44

Granted	140,000	1.60

Vested	(416,669)	1.44

Balance at June 30, 2024	140,000	$1.60

As of June 30, 2024, total unrecognized share-based compensation cost related to unvested restricted stock awards is $209 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested time based restricted stock units as of June 30, 2024:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2023	371,253	1.32

Granted	35,000	1.60

Vested	(70,527)	1.33

Forfeited	(25,334)	1.23

Balance at June 30, 2024	310,392	$1.34

As of June 30, 2024, total unrecognized share-based compensation cost related to unvested restricted stock units was $206 thousand, which is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the unvested performance restricted stock units as of June 30, 2024:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2023	1,438,760	1.51

Granted	480,000	1.12

Forfeited/Cancelled	(192,100)	1.78

Balance at June 30, 2024	1,726,660	$1.37

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

As of June 30, 2024, total unrecognized share-based compensation cost related to unvested performance restricted stock units was $1,162 thousand, which is expected to be recognized over a weighted-average period of 1.4 years.

Warrants

The following table summarizes the activities for the Company’s warrants as of June 30, 2024:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2023	4,628,586	$4.13

Granted	-	-

Expired	-	-

Balance as of June 30, 2024	4,628,586	$4.13	1.8

Exercisable as of June 30, 2024	4,628,586	$4.13	1.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.41 for our common stock on June 30, 2024.

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

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at June 30, 2024.

As of June 30, 2024, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $0.6 million. During the six months ended June 30, 2024, the Company made a repayment of $250 thousand towards the principal of the outstanding Term Note.

As of June 30, 2024, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of June 30, 2024, and as of December 31, 2023, respectively.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the six months ended June 30, 2024 interest expense related to the convertible debt was $44 thousand. As of June 30, 2024 the principal amount outstanding on the convertible debt was $1,100 thousand and is included in Convertible debt and Convertible debt-related party on the accompanying Consolidated Balance Sheets.

NOTE 8—INCOME TAXES

There are no taxes payable as of June 30, 2024, or December 31, 2023.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the six months ending June 30, 2024, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the six months ended June 30, 2024.

NOTE 9– LEASES

The Company accounts for its leases under Accounting Standard Codification (“ASC”) Topic 842, “Leases”. The Company determines at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Our current long-term leases include an option to extend the term of the lease prior to the end of the initial term. It is not reasonably certain that we will exercise the option and have not included the impact of the option in the lease term for purposes of determining total future lease payments. As our lease agreement does not explicitly state the discount rate implicit in the lease, we use our promissory note borrowing rate to calculate the present value of future payments.

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

Lease expenses are included in General & administrative expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$48	$48	$95	$85
Short-term lease cost	4	9	9	18
Total lease costs	$52	$57	$104	$103

Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating Lease right-of-use asset	$378	$468

Current portion of operating lease liabilities	$165	$170
Non-current portion of operating lease liabilities	223	307
Total operating lease liabilities	$388	$477

Cash paid for amounts included in the measurement of operating lease liabilities	$94	$177

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	2.7

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of June 30, 2024 (in thousands):

Year ending December 31,
2024 (six months remaining)	$95
2025	193
2026	139
2027	45
Total future lease payments	472
Less: imputed interest	(84)
Present value of future lease payments	388
Less: current portion of lease liabilities	(165)
Long-term lease liabilities	$223

NOTE 10– CONCENTRATIONS

For the three months ended June 30, 2024, one customer represented 22% of revenues and one customer represented 16% of revenues for the three months ended June 30, 2023. For the six months ended June 30, 2024, one customer represented 22% of revenues and one customer represented 15% of revenues for the six months ended June 30, 2023.

As of June 30, 2024, one customer made up 18% of accounts receivable.

During the three and six months ended June 30, 2024, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

NOTE 11 – SEGMENT REPORTING

As of June 30, 2024, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Precision Logistics	$5,244	$5,214	$10,858	$10,628
Authentication	108	121	253	368
Total Revenue	$5,352	$5,335	$11,111	$10,996

Gross Profit:
Precision Logistics	$1,997	$1,485	$4,126	$2,839
Authentication	93	101	224	268
Total Gross Profit	2,090	1,586	4,350	3,107

Segment Management and Technology - Precision Logistics	1,171	962	2,246	1,866
Segment Management and Technology - Authentication	346	289	614	490
Sales and marketing - Precision Logistics	114	290	337	552
Sales and marketing - Authentication	96	237	261	474
General and administrative	894	836	2,015	2,249
Research and development	5	10	60	18
LOSS BEFORE OTHER INCOME (EXPENSE)	(536)	(1,038)	(1,183)	(2,542)
OTHER INCOME (EXPENSE)	190	156	284	80
NET LOSS	$(346)	$(882)	$(899)	$(2,462)

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

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic environment, and our cost competitive offering, we believe companies may opt to outsource their precision logistics services to reduce their operational costs. The outsourcing of supply chain related and other logistics operations to service providers such as ours allows companies to improve the efficiency of their businesses by focusing their resources on core competencies. We believe outsourcing this function to our Precision Logistics segment provides the ideal solution for all parties involved.

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

Partnerships:

Precision Logistics has a direct partnership with a major global carrier company and has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus a standard shipping code look up which is provided by the carrier. In addition to relying on this strategic partner for shipping services we have a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Our strategic partner has begun to provide its own service offerings to its customers and while we will continue to offer our premium services, we expect a reduction in business for this service offering over time. This does not affect our proactive services, and we expect to see growth under that service offering as we focus on providing proactive services to customers directly.

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

Results of Operations

Comparison of the three months ended June 30, 2024, and 2023

The following discussion analyzes our results of operations for the three months ended June 30, 2024 and 2023.

Revenue	Three Months Ended June 30,
	2024	2023

Precision Logistics	$5,244	$5,214
Authentication	108	121
Total Revenue	$5,352	$5,335

Consolidated revenue increased $17 thousand during the second quarter of 2024 compared to the second quarter of 2023 primarily due to an increase in organic growth in our premium services in the Precision Logistics segment offsetting a decline in our proactive services due to decline in volumes for customers. Revenue in our Authentication segment decreased due to the timing of shipments delayed until the third quarter of 2024.

Gross Profit	Three Months Ended June 30,
	2024		2023
		% of Revenue		% of Revenue
Precision Logistics	$1,997	38%	$1,485	28%
Authentication	93	86%	101	83%
Total Gross Profit	$2,090	39%	$1,586	30%

Gross profit for the three months ended June 30, 2024, was $2,090 thousand, compared to $1,586 thousand for the three months ended June 30, 2023. The resulting gross margin was 39% for the three months ended June 30, 2024, compared to 30% for the three months ended June 30, 2023. The gross profit increase relates to the increased premium services revenue which has higher margins as well as process improvements to increase proactive services margins in the Precision Logistics segment.

Segment Management and Technology

Segment management and technology expenses increased by $266 thousand to $1,517 thousand for the three months ended June 30, 2024, compared to $1,251 thousand for the three months ended June 30, 2023. The increase relates primarily to severance expense of $129 thousand which is expected to be paid by the end of 2024 and lower capitalized labor costs. Amortization and depreciation expense of $300 thousand for the three months ended June 30, 2024 compared to $258 thousand for the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses increased by $58 thousand to $894 thousand for the three months ended June 30, 2024, compared to $836 for the three months ended June 30, 2023. The increase relates primarily to an increase in stock compensation.

Research and Development

Research and development expenses were $5 thousand and $10 thousand for the three months ended June 30, 2024, and 2023, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $317 thousand to $210 thousand for the three months ended June 30, 2024, compared to $527 thousand for the three months ended June 30, 2023. The decrease is primarily related to a reduction in employees and consultants in the Authentication segment, a reduction in stock compensation in Precision Logistics, partially offset by an increase in employees in Precision Logistics.

Interest Expense, net

Interest expense, net was $42 thousand for the three months ended June 30, 2024, compared to $46 thousand for the three months ended June 30, 2023.

Net Loss

Consolidated net loss for the three months ended June 30, 2024, and 2023 was $346 thousand and $882 thousand, respectively. The decreased loss was primarily related to an increase in gross profit. The resulting consolidated loss per share for the three months ended June 30, 2024, and three months ended June 30, 2023, was $0.03 and $0.09 per diluted share, respectively.

Comparison of the six months ended June 30, 2024, and 2023

The following discussion analyzes our results of operations for the six months ended June 30, 2024, and 2023.

Revenue	Six Months Ended June 30,
	2024	2023

Precision Logistics	$10,858	$10,628
Authentication	253	368
Total Revenue	$11,111	$10,996

Consolidated revenue increased $115 thousand for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase is primarily due to the increase in premium revenue in Precision Logistics, partially offset by a decline in our proactive services related to a discontinued relationship with some lower margin customers and a decrease in our Authentication segment.

Gross Profit	Six Months Ended June 30,
	2024		2023
		% of Revenue		% of Revenue
Precision Logistics	4,126	38%	2,839	27%
Authentication	224	89%	268	73%
Total Gross Profit	$4,350	39%	$3,107	28%

Gross profit for the six months ended June 30, 2024, was $4,350 thousand, compared to $3,107 thousand for the six months ended June 30, 2023. The resulting gross margin was 39% for the six months ended June 30, 2024, compared to 28% for the six months ended June 30, 2023. The gross profit increase relates to the increased premium services revenue which has higher margins as well as process improvements to increase proactive services margins in the Precision Logistics segment.

Segment Management and Technology

Segment management and technology expenses increased by $504 thousand to $2,860 thousand for the six months ended June 30, 2024, compared to $2,356 thousand for the six months ended June 30, 2023. The increase relates primarily to the acquisition of Trust Codes Global in March 2023, lower capitalized labor costs and severance expense of $129 thousand. Amortization and depreciation expense of $599 thousand for the six months ended June 30, 2024 compared to $540 thousand for the six months ended June 2023.

General and Administrative Expenses

General and administrative expenses decreased by $234 thousand to $2,015 thousand for the six months ended June 30, 2024, compared to $2,249 thousand for the six months ended June 30, 2023. The decrease relates primarily to the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, as well as severance expense in 2023, partially offset by an increase in stock-based compensation for the six months ended June 30, 2024.

Research and Development

Research and development expenses were $60 thousand and $18 thousand for the six months ended June 30, 2024, and 2023, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $428 thousand to $598 thousand for the six months ended June 30, 2024, compared to $1,026 thousand for the six months ended June 30, 2023. The decrease is primarily related to a reduction in employees and consultants in the Authentication segment, a reduction in stock compensation in Precision Logistics, partially offset by an increase in employees in Precision Logistics.

Interest Expense

Interest expense was $80 thousand for the six months ended June 30, 2024, compared to interest expense of $88 thousand for the six months ended June 30, 2023.

Net Loss

Consolidated net loss for the six months ended June 30, 2024, and 2023 was $899 thousand and $2,462 thousand, respectively. The decreased loss was primarily related to an improvement in gross profit and a gain relating to the change in the fair value of the contingent consideration related to the acquisition of Trust Codes Global. The resulting consolidated loss per share for the six months ended June 30, 2024, and six months ended June 30, 2023, was $0.09 and $0.26 per diluted share, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $312 thousand during the six months ended June 30, 2024, compared to cash used by operating activities of $463 thousand during the comparable period in 2023. The increase in cash is primarily due to the decreased net loss and non-cash add backs to net loss.

Cash used in investing activities was $191 thousand during the six months ended June 30, 2024, compared to $858 thousand during the six months ended June 30, 2023. The decrease in spending in investing activities related to a decrease in capitalized software costs and a decrease in acquisition costs. The acquisition of the Trust Codes Global business was in March 2023.

Cash used in financing activities during the six months ended June 30, 2024, was $313 thousand compared to cash provided by financing activities during the six months ended June 30, 2023 of $608 thousand. The decrease relates mainly to the proceeds from the line of credit of $800 thousand that occurred in the six months ended June 30, 2023.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by relating parties including certain members of management and the Board of Directors. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of June 30, 2024 the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $31 thousand as of June 30, 2024.

On September 22, 2022, PeriShip Global became a party to the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, which was extended to December 14, 2023. We also entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of June 30, 2024, we had no borrowings under the RLOC.

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

Of the proceeds of $2.0 million from the Term note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of June 30, 2024, our short-term debt outstanding under the Term note was $0.5 million and total long-term debt outstanding under the Term note was $0.6 million.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the six months ended June 30, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

We account for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is dependent, and we believe that it will continue to depend on our relationship with one strategic partner. PeriShip Global partners with one major global carrier for all its customers’ shipping needs. While we work closely with this key strategic partner and have transportation services and pricing agreements in place covering the shipping services they provide to our customers, such agreements are subject to termination or modification from time to time. If our strategic partner is unwilling or unable to supply to us the shipping services we market and sell on acceptable terms, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative shipping services from other providers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative shipping service suppliers from which we can obtain the shipping services we currently receive from our strategic partner. Establishing the necessary information technology infrastructure and business relationship with another shipping services provider would be costly and time consuming and may ultimately not be successful or cost-effective. Further, any increase in the prices charged by our single strategic partner or failure to perform by our strategic partner could cause our costs to increase or could cause us to experience short-term unavailability of shipping services on which our business relies.

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

In addition to relying on this strategic partner for shipping services, a material portion of our revenue has been generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 17% of revenue of our Precision Logistics segment for the year ended December 31, 2023, and 18% for the six months ended June 30, 2024. Our strategic partner has begun to provide its own service offerings to its customers, and we expect revenue from our Premium Services in our Precision Logistics segment will begin to decrease as we experience a reduction in business for these services. If we fail to offset a reduction in business for our Premium Services in our Precision Logistics segment through our ProActive Services or other service offerings, our business, financial condition and results of operations could be materially adversely affected.

We depend on key personnel for our continued operations and future success and a loss of certain key personnel could significantly hinder our ability to effectively execute our business strategy.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including our senior management team. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2024 the Company issued 30,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1 (In thousands)
04/01/2024-04/30/2024	-	-	-	-

05/01/2024-05/31/2024	-	-	-	-

06/01/2024-06/30/2024	-	-	-	-
Total	-	-	-	$499

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1#	Third Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2024).
10.2*	Consulting Agreement with Pentant LLC effective as of November 15, 2023
10.3*	First Amendment to Consulting Agreement with Pentant LLC effective June 30, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 13, 2024	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2024	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

