Form 10-Q
period 2024-09-30
VerifyMe, Inc.
filed 2024-11-12
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,499,541 shares of common stock outstanding at November 4, 2024.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$2,610	$3,095
Accounts receivable, net of allowance for credit loss reserve, $117 and $165 as of September 30, 2024 and December 31, 2023, respectively	1,200	3,017
Unbilled revenue	786	1,282
Prepaid expenses and other current assets	205	254
Inventory	19	38
TOTAL CURRENT ASSETS	4,820	7,686

PROPERTY AND EQUIPMENT, NET	$159	$240

RIGHT OF USE ASSET	339	468

INTANGIBLE ASSETS, NET	5,523	6,927

GOODWILL	3,988	5,384

TOTAL ASSETS	$14,829	$20,705

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$500	$500
Accounts payable	1,622	3,310
Other accrued expense	455	988
Lease liability- current	166	170
Contingent liability- current	22	173
TOTAL CURRENT LIABILITIES	2,765	5,141

LONG-TERM LIABILITIES
Contingent liability, non-current	$-	$751
Long-term lease liability	184	307
Term note	500	875
Convertible Note – related party	450	475
Convertible Note	650	625
TOTAL LIABILITIES	$4,549	$8,174

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-

Series B Convertible Preferred Stock, $.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-

Common stock, $0.001 par value; 675,000,000 authorized; 10,715,065 and 10,453,315 issued, 10,444,698 and 10,123,964 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	11	10

Additional paid in capital	95,991	95,031

Treasury stock at cost; 270,367 and 329,351 shares at September 30, 2024 and December 31, 2023, respectively	(464)	(659)

Accumulated deficit	(85,172)	(81,849)

Accumulated other comprehensive loss	(86)	(2)

STOCKHOLDERS' EQUITY	10,280	12,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,829	$20,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

NET REVENUE	$5,435	$5,604	$16,546	$16,600

COST OF REVENUE(a)	3,540	3,558	10,301	11,447

GROSS PROFIT	1,895	2,046	6,245	5,153

OPERATING EXPENSES
Segment management and Technology(a)	1,329	1,341	4,189	3,697
General and administrative (a)	778	1,178	2,780	3,393
Research and development	5	5	65	23
Sales and marketing (a)	401	377	999	1,403
Goodwill and Intangible asset impairment	2,252	-	2,265	34

Total Operating expenses	4,765	2,901	10,298	8,550

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,870)	(855)	(4,053)	(3,397)

OTHER (EXPENSE) INCOME
Interest expenses, net	(29)	(39)	(109)	(127)
Unrealized loss on equity investment	-	-	-	(2)
Change in fair value of contingent consideration	475	(36)	839	136
Other expense, net	-	-	-	(2)
TOTAL OTHER INCOME (EXPENSE), NET	446	(75)	730	5

NET LOSS	$(2,424)	$(930)	$(3,323)	$(3,392)

LOSS PER SHARE
BASIC	(0.23)	(0.09)	(0.32)	(0.35)
DILUTED	(0.23)	(0.09)	(0.32)	(0.35)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	10,603,747	9,879,202	10,306,392	9,732,619
DILUTED	10,603,747	9,879,202	10,306,392	9,732,619

(a)	Includes share-based compensation of $486 thousand and $1,183 thousand for the three and nine months ended September 30, 2024, respectively, and $498 thousand and $1,099 thousand for the three and nine months ended September 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET LOSS	$(2,424)	$(930)	$(3,323)	$(3,392)

Change in fair value of interest rate, Swap	2	3	7	4

Foreign currency translation adjustments	(42)	(28)	(91)	(76)

Total Comprehensive Loss	$(2,464)	$(955)	$(3,407)	$(3,464)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,323)	$(3,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Allowance for bad debt	8	49
Stock based compensation	174	46
Unrealized loss on equity investment	-	2
Change in fair value of contingent consideration	(836)	(136)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	1,009	1,053
Loss on disposal of equipment	-	2
Goodwill and Intangible Impairment	2,261	34
Amortization and depreciation	905	835
Unrealized loss on foreign currency transactions	(45)	16
Changes in operating assets and liabilities:
Accounts receivable	1,806	3,015
Unbilled revenue	495	300
Inventory	19	38
Prepaid expenses and other current assets	55	51
Accounts payable, other accrued expenses and net change in operating leases	(2,226)	(2,512)
Net cash provided by (used in) operating activities	302	(599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(12)	(51)
Leasehold improvements	-	(8)
Purchase of office equipment	(7)	(24)
Cash paid in business combination	-	(363)
Deferred implementation costs	-	(58)
Capitalized software costs	(334)	(576)
Net cash used in investing activities	(353)	(1,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	800
Proceeds from convertible debt	-	1,100
Proceeds from SPP Plan	21	80
Contingent consideration payments	(36)	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(47)	(18)
Increase in treasury shares (share repurchase program)	(1)	(10)
Repayment of debt and line of credit	(375)	(675)

Net cash (used in) provided by financing activities	(438)	1,277

Effect of exchange rate changes on cash	4	(2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(485)	(404)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,095	3,411
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$2,610	$3,007

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$160	$129
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of interest rate, swap	$7	$4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A Convertible		Series B Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at June 30, 2023	-	-	0.85	-	9,842,765	10	94,111	347,668	(792)	(50)	(80,921)	12,358
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	14,000	-	170	-	-	-	-	170
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	65,967	-	308	-	-	-	-	308
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	12,802	-	(26)	(12,802)	44	-	-	18
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	-	-	-	-	-	-	(930)	(930)
Balance at September 30, 2023	-	-	0.85	-	9,935,534	10	94,563	334,866	(748)	(75)	(81,851)	11,899

	Series A Convertible		Series B Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Comprehensive Loss	Deficit	Total

Balance at June 30, 2024	-	-	0.85	-	10,384,968	11	95,504	270,367	(464)	(46)	(82,748)	12,257
Restricted stock awards	-	-	-	-	-	-	56	-	-	-	-	56
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	-	-	345	-	-	-	-	345
Common stock issued for services	-	-	-	-	60,000	-	86					86
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,424)	(2,424)
Balance at September 30, 2024	-	-	0.85	-	10,444,698	11	95,991	270,367	(464)	(86)	(85,172)	10,280

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	499,444	-	317	-	-	-	-	317
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	67,717	-	718	-	-	-	-	718
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	70,047	-	(84)	(61,302)	211	-	-	127
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(72)	-	(72)
Net loss		-	-	-	-	-	-	-	-	-	(3,392)	(3,392)
Balance at September 30, 2023	-	-	0.85	-	9,935,534	10	94,563	334,866	(748)	(75)	(81,851)	11,899

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	331	-	-	-	-	332
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,845	-	505	(38,095)	125	-	-	630
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	120,000	-	170	-	-	-	-	170
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(84)	-	(84)
Net loss		-	-	-	-	-	-	-	-	-	(3,323)	(3,323)
Balance at September 30, 2024	-	-	0.85	-	10,444,698	11	95,991	270,367	(464)	(86)	(85,172)	10,280

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

VerifyMe, is a traceability and customer support services provider using specialized software and process technology. The Company operates a Precision Logistics Segment and an Authentication Segment to provide specialized logistics for time-and-temperature sensitive products, as well as item level traceability, anti-diversion and anti-counterfeit protection, brand protection and enhancement technology solutions. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to gather business intelligence through the supply chain, cross-sell products, detect counterfeit activities, monitor product diversion, and build brand loyalty utilizing our unique dynamic codes which are read by consumers with their smart phones. The significant majority of VerifyMe revenue is within the Precision Logistics Segment. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three and nine months ended September 30, 2023, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements (the “Interim Statements”) include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.  The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023

Cash and cash equivalents	$2,610	$3,032
Restricted cash	-	63
Total cash and cash equivalents including restricted cash	$2,610	$3,095

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. No cash was subject to restriction as of September 30, 2024. As of December 31, 2023, the Company held $63 thousand subject to restrictions.

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

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The foreign currency transaction gains for the three and nine months ended September 30, 2024, was $67 thousand and 21 thousand, respectively. The foreign currency transaction losses for the three and nine months ended September 30, 2023, were $16 thousand and $30 thousand, respectively.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2024, and December 31, 2023.

Amounts in Thousands ('000)

	Derivative Asset	Contingent Consideration
	(Level 2)	(Level 3)

Balance as of December 31, 2023	$4	$(924)

Change in fair value of Contingent Consideration	-	839

Payments	-	36

Currency	-	27

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	7	-

Balance at September 30, 2024	$11	$(22)

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

Under both service lines in our Precision Logistics segment, our performance obligation is met, and revenue is recognized when the packages are delivered. The transaction fees consist of fixed consideration made up of amounts contractually billed to the customer. There are no variable considerations in the transaction fee, in either service line.

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized, when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the three and nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2024, and 2023, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and nine months ended September 30, 2024, there were approximately 8,256,000 anti-dilutive shares consisting of 2,305,000 unvested performance restricted stock units, restricted stock units, and restricted stock awards, 221,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and nine months ended September 30, 2023, there were approximately 8,385,000 anti-dilutive shares consisting of 2,348,000 unvested performance restricted stock units, restricted stock units, restricted stock awards and options under the stock purchase plan, 307,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

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

We account for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”.

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

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$4,417	$4,038	$4,417	$4,038
Premium services	-	-	886	1,419	886	1,419
Brand protection services	132	147	-	-	132	147
	$132	$147	$5,303	$5,457	$5,435	$5,604

	Authentication		Precision Logistics		Consolidated
Revenue	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$12,587	$12,742	$12,587	$12,742
Premium services	-	-	3,574	3,343	3,574	3,343
Brand protection services	385	515	-	-	385	515
	$385	$515	$16,161	$16,085	$16,546	$16,600

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2024, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of September 30, 2024, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	September 30,
In Thousands	2024	2023
Beginning balance, January 1	$1,282	$1,185
Contract asset additions	6,464	5,394
Reclassification to accounts receivable, billed to customers	(6,960)	(5,694)
Ending balance (1)	$786	$885

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

NOTE 3 – BUSINESS COMBINATIONS

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end-to-end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration is estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The goodwill recognized is due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes is deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which have been included in General and administrative in the nine months ended September 30, 2023, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023. The pro-forma financial information for Trust Codes is immaterial to our results of operations and impractical to provide.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	$363
Fair value of contingent consideration	1,125
Stock (issuance of 353,492 shares of common stock) (a)	625
Total purchase price	$2,113

		Amortization
		Period
Purchase price allocation:
Prepaid expenses	$25
Property and Equipment, net	18
ROU Asset	171
Developed Technology	485	8 years
Trade Names/Trademarks	148	18 years
Customer Relationships	68	10 years
Goodwill	1,383
Accounts payable and other accrued expenses	(14)
Current lease liability	(63)
Long term lease liability	(108)
	$2,113

(a)	Stock issued was calculated based on the 15-day volume-weighted average price (“VWAP”) through February 28, 2023, calculated at $1.8388.

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

As of September 30, 2024, contingent consideration presented as current liability totaled $22 thousand. As of September 30, 2024, we had no long term contingent consideration related to the acquisition of Trust Codes on the consolidated balance sheets. On May 15, 2024, a payment of $36 thousand was paid for contingent consideration.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. On September 24, 2024, Paul Ryan, Executive Vice President, Authentication Segment, notified us of his resignation effective December 24, 2024. On October 4, 2024, we placed Mr. Ryan on garden leave, meaning he remains employed by us but is only working for us upon request. During the quarter, we have identified concerns relating to the commercial viability of this segment and we are evaluating a number of strategic alternatives for our Authentication segment. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Authentication segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an equity approach and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Authentication reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,351 thousand during the three and nine months ended September 30, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2024, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2024	$1,396	$3,988	$5,384

2024 Activity
Goodwill impairment charge	(1,351)	-	(1,351)
Foreign currency translation	(45)	-	(45)
Net book value at
September 30, 2024	$-	$3,988	$3,988

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

The revisions to our internal forecasts resulted in an interim triggering event for the three months ending September 30, 2024, indicating the carrying value of our long-lived assets including patents and trademarks, customer relationships, and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the net undiscounted cashflow expected to be generated. The analysis indicated that certain intangible assets were impaired. The Company further concluded as of September 30, 2024 the carrying value exceeded its estimated fair value, which resulted in an impairment charge. The Company recorded an intangible impairment charge of $901 and $914 thousand during the three and nine months ended September 30, 2024 respectively, within goodwill and intangible asset impairment on the consolidated statement of operations.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,112	$(209)	$903	11
Customer Relationships	1,839	(449)	1,390	8
Developed Technology	3,143	(1,280)	1,863	4
Internally Used Software	1,247	(138)	1,109	6
Non-Compete Agreement	191	(93)	98	3
Deferred Implementation	198	(38)	160	9
Total Intangible Assets	$7,730	$(2,207)	$5,523
December 31, 2023
Patents and Trademarks	$2,002	$(564)	$1,438	13
Capitalized Software	161	(109)	52	2
Customer Relationships	1,908	(317)	1,591	9
Developed Technology	3,632	(938)	2,694	5
Internally Used Software	914	(62)	852	6
Non-Compete Agreement	191	(65)	126	3
Deferred Implementation	198	(24)	174	9
Total Intangible Assets	$9,006	$(2,079)	$6,927

Amortization expense for intangible assets was $277 thousand and $266 thousand for the three months ended September 30, 2024, and 2023, respectively, and $817 thousand and $761 thousand for the nine months ended September 30, 2024, and 2023, respectively. During the nine months ended September 30, 2024, the Company impaired certain assets by $914 thousand, to bring the gross carrying amount related to these assets to zero as a result of the impairment analysis of long lived assets under ASC 360.

Patents and Trademarks

As of September 30, 2024, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents (one validated in four countries of France, Germany, United Kingdom, and Italy and one validated in three countries of France, Germany and United Kingdom), two pending U.S. and foreign patent applications, twenty-three registered U.S. trademarks, two EU trademark registrations, one Colombian trademark registration, one Australian trademark registration, one Japanese trademark registration, one Mexican trademark registration, one Singaporean trademark registration, two UK trademark registrations, seven NZ trademark registration, one OAPI (African Intellectual Property Organization) trademark registration, and one pending US and one foreign trademark application in Nigeria. The Company abandoned one patent during the nine months ended September 30, 2024.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2024 (three months remaining)	$257
2025	1,023
2026	1,023
2027	996
2028	622
Thereafter	1,602
Total	$5,523

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $56 thousand and $331 thousand related to restricted stock awards for the three and nine months ended September 30, 2024, respectively. The Company expensed $177 thousand and $325 thousand related to restricted stock awards for the three and nine months ended September 30, 2023, respectively.

The Company expensed $345 thousand and $678 thousand related to restricted stock units for the three and nine months ended September 30, 2024, and $316 thousand and $728 thousand related to restricted stock units for the three and nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company issued 1,750 shares of common stock upon vesting of restricted stock units, and 38,095 shares of common stock from treasury shares, net of common stock withheld for taxes.

On March 31, 2024, the Company issued 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services. On June 30, 2024, the Company issued an additional 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services. On September 30, 2024, the Company issued an additional 60,000 of restricted common stock, vesting immediately, with a value of $86 thousand, for consulting services.

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied FASB ASC 718, “Compensation-Stock Compensation” and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 and $4 thousand for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2024, the Company received $21 thousand in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of September 30, 2024, and December 31, 2023, the Company had 270,367 and 329,351 shares, respectively, held in treasury with a value of approximately $464 thousand and $659 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the nine months ended September 30, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2032. On June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,100 shares of common stock and extended the term of the 2020 Plan to June 6, 2033. On June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, subject to stockholder approval, which increased the shares authorized for potential issuance under the 2020 Plan to 4,069,100 shares of common stock and extended the term of the 2020 Plan to June 4, 2034. On June 4, 2024, the Company’s stockholders approved the Third Amendment to the 2020 Plan.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of September 30, 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2023	301,471	$4.56

Granted	-	-

Forfeited/Cancelled/Expired	(80,471)	$7.27

Balance as of September 30, 2024	221,000	$3.57

Exercisable as of September 30, 2024	221,000	$3.57	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of September 30, 2024, the Company had no unvested stock options.

During the nine months ended September 30, 2024, and 2023, the Company expensed $0 thousand, with respect to options.

As of September 30, 2024, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of September 30, 2024:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2023	416,669	1.44

Granted	140,000	1.60

Vested	(416,669)	1.44

Balance at September 30, 2024	140,000	$1.60

As of September 30, 2024, total unrecognized share-based compensation cost related to unvested restricted stock awards is $152 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested time-based restricted stock units as of September 30, 2024:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2023	371,253	1.32

Granted	88,011	1.46

Vested	(70,527)	1.33

Forfeited	(25,334)	1.23

Balance at September 30, 2024	363,403	$1.35

As of September 30, 2024, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $198 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested performance based restricted stock units as of September 30, 2024:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2023	1,438,760	1.51

Granted	555,000	1.08

Forfeited/Cancelled	(192,100)	1.78

Balance at September 30, 2024	1,801,660	$1.35

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

As of September 30, 2024, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $960 thousand, which is expected to be recognized over a weighted-average period of 1.2 years.

Warrants

The following table summarizes the activities for the Company’s warrants as of September 30, 2024:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2023	4,628,586	$4.13

Granted	-	-

Expired	-	-

Balance as of September 30, 2024	4,628,586	$4.13	1.5

Exercisable as of September 30, 2024	4,628,586	$4.13	1.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.43 for our common stock on September 30, 2024.

NOTE 7—DEBT

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”) with a term of one-year which was scheduled to expire in September 2024. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also includes a four-year term note (the “Term Note”) for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at September 30, 2024.

As of September 30, 2024, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $0.5 million. During the nine months ended September 30, 2024, the Company made a repayment of $375 thousand towards the principal of the outstanding Term Note.

As of September 30, 2024, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of September 30, 2024, and as of December 31, 2023, respectively.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of September 30, 2024, $450 thousand is held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the nine months ended September 30, 2024, interest expense related to the convertible debt was $66 thousand. As of September 30, 2024, the principal amount outstanding on the convertible debt was $1,100 thousand and is included in Convertible debt and Convertible debt-related party on the accompanying Consolidated Balance Sheets.

NOTE 8—INCOME TAXES

There are no taxes payable as of September 30, 2024, or December 31, 2023.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the nine months ending September 30, 2024, due to the uncertainty surrounding the realizability of the benefit.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the nine months ended September 30, 2024.

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

Lease expenses are included in General & administrative expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$50	$47	$145	$132
Short-term lease cost	4	5	13	23
Total lease costs	$54	$52	$158	$155

Supplemental information related to leases was as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Operating Lease right-of-use asset	$339	$468

Current portion of operating lease liabilities	$166	$170
Non-current portion of operating lease liabilities	184	307
Total operating lease liabilities	$350	$477

Cash paid for amounts included in the measurement of operating lease liabilities	$144	$177

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	2.3

Weighted average discount rate for operating leases	6.4%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of September 30, 2024 (in thousands):

Year ending December 31,
2024 (three months remaining)	$48
2025	196
2026	139
2027	45
Total future lease payments	428
Less: imputed interest	(78)
Present value of future lease payments	350
Less: current portion of lease liabilities	(166)
Long-term lease liabilities	$184

NOTE 10– CONCENTRATIONS

For the three months ended September 30, 2024, one customer represented 14% of revenues and one customer represented 23% of revenues for the three months ended September 30, 2023. For the nine months ended September 30, 2024, one customer represented 19% of revenues and one customer represented 18% of revenues for the nine months ended September 30, 2023.

As of September 30, 2024, two customers made up 38% of accounts receivable.

During the three and nine months ended September 30, 2024, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

NOTE 11 – SEGMENT REPORTING

As of September 30, 2024, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Precision Logistics	$5,303	$5,457	$16,161	$16,085
Authentication	132	147	385	515
Total Revenue	$5,435	$5,604	$16,546	$16,600

Gross Profit:
Precision Logistics	$1,777	$1,909	$5,903	$4,748
Authentication	118	137	342	405
Total Gross Profit	1,895	2,046	6,245	5,153

Segment Management and Technology - Precision Logistics	1,013	1,029	3,259	2,895
Segment Management and Technology - Authentication	316	312	930	802
Sales and marketing - Precision Logistics	262	181	599	733
Sales and marketing - Authentication	139	196	400	670
General and administrative	778	1,178	2,780	3,393
Research and development	5	5	65	23
Goodwill and Intangible asset impairment	2,252	-	2,265	34
LOSS BEFORE OTHER INCOME (EXPENSE)	(2,870)	(855)	(4,053)	(3,397)
OTHER INCOME (EXPENSE)	446	(75)	730	5
NET LOSS	$(2,424)	$(930)	$(3,323)	$(3,392)

NOTE 12 – SUBSEQUENT EVENTS

On November 4, 2024, the Company issued 54,843 shares of common stock upon vesting of 69,667 restricted stock units, net of 14,824 withheld for taxes related to a stock grant on November 2, 2022.

On November 8, 2024, the Board of Directors approved closing the Trust Codes Global business by the end of November 2024, unless the Company can find a purchaser for the Trust Codes Global business prior to the end of November 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “intended,” “plan,” “could,” “target,” “potential,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Service – clients pay us directly or through our carrier partner for our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full-service center support and last mile resolution.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack ®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center: We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur, we inform clients and work with them to proactively resolve such shipment issues.

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

Authentication: On September 24, 2024, Paul Ryan, Executive Vice President, Authentication Segment, notified us of his resignation effective December 24, 2024. On October 4, 2024, we placed Mr. Ryan on garden leave, meaning he remains employed by us but is only working for us upon request. On November 8, 2024, our Board of Directors approved closing the Trust Codes Global business by the end of November 2024 unless we can find a purchaser for the Trust Codes Global business prior to the end of November 2024. We made this decision in order to deploy the cash generated by our Precision Logistics segment to pursue potential acquisitions to fund growth and further invest in our Precision Logistics segment.

Partnerships:

Precision Logistics has a direct partnership with a major global carrier company and has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus a standard shipping code look up which is provided by the carrier. In addition to relying on this strategic partner for shipping services we have a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Our strategic partner has begun to provide its own service offerings to its customers and while we will continue to offer our Premium services, we expect our partner will prefer to offer their solution to customers as the primary recommendation and our solution will be offered as a secondary solution. This does not affect our proactive services, and we expect to see growth under that service offering as we focus on providing proactive services to customers directly.

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

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers. We are working with this major global carrier to address their small and medium-sized business clients, which we believe is an underserved market and presents growth opportunities for our Precision Logistics segment. However, we can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the three months ended September 30, 2024, and 2023

The following discussion analyzes our results of operations for the three months ended September 30, 2024, and 2023.

Revenue	Three Months Ended September 30,
	2024	2023

Precision Logistics	$5,303	$5,457
Authentication	132	147
Total Revenue	$5,435	$5,604

Consolidated revenue decreased by $169 thousand during the third quarter of 2024 compared to the third quarter of 2023. The growth in the Authentication segment has not materialized, and while the growth in the Precision Logistics segment Proactive services increased, this was more than offset by the previously disclosed discontinued contract with one customer in our Premium services . The Proactive services revenue grew 9% in Q3 2024 compared to Q3 2023. The Precision Logistics segment accounted for 98% of the revenue for the quarter.

Gross Profit	Three Months Ended September 30,
	2024		2023
		% of Revenue		% of Revenue
Precision Logistics	$1,777	34%	$1,909	35%
Authentication	118	89%	137	94%
Total Gross Profit	$1,895	35%	$2,046	37%

Gross profit for the three months ended September 30, 2024, was $1,895 thousand, compared to $2,046 thousand for the three months ended September 30, 2023. The resulting gross margin was 35% for the three months ended September 30, 2024, compared to 37% for the three months ended September 30, 2023. The decrease in gross margin was principally due to the discontinued contract in Premium services in the Precision Logistics segment which has higher margins. The Proactive services revenue gross margin percentage improved in Q3 2024 compared to Q3, 2023.

Segment Management and Technology

Segment management and technology expenses decreased by $12 thousand to $1,329 thousand for the three months ended September 30, 2024, compared to $1,341 thousand for the three months ended September 30, 2023.  The decrease relates primarily to a reduction in salaries with reduction in management. Amortization and depreciation expense was $306 thousand for the three months ended September 30, 2024, compared to $295 thousand for the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses decreased by $400 thousand to $778 thousand for the three months ended September 30, 2024, compared to $1,178 for the three months ended September 30, 2023. The decrease primarily relates to the $247 thousand severance expense in 2023 that did not recur in 2024. Stock compensation expense was $334 thousand for the three months ended September 30, 2024, compared to $452 thousand for the three months ended September 30, 2023, primarily due to reduction in Director compensation.

Research and Development

Research and development expenses were $5 thousand for the three months ended September 30, 2024, and 2023.

Sales and Marketing

Sales and marketing expenses increased by $24 thousand to $401 thousand for the three months ended September 30, 2024, compared to $377 thousand for the three months ended September 30, 2023. The increase is primarily related to increased salaries and marketing expenses in the Precision Logistics segment, partially offset by a reduction in salaries and travel in the Authentication segment.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessments performed in the third quarter of 2024, an intangible asset impairment charge of $901 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the three months ended September 30, 2024, which represents the amount by which the net carrying value in the Authentication segment exceeded the fair value of the segment, primary due to changes to the forecasted cashflows of the segment.

Interest Expense, net

Interest expense, net was $29 thousand for the three months ended September 30, 2024, compared to $39 thousand for the three months ended September 30, 2023.

Net Loss

Consolidated net loss for the three months ended September 30, 2024, and 2023 was $2,424 thousand and $930 thousand, respectively. The decreased loss was primarily related to the goodwill and intangible asset impairment noted above partially offset by a gain in contingent consideration of $475 thousand. The resulting consolidated loss per share for the three months ended September 30, 2024, and three months ended September 30, 2023, was $0.23 and $0.09 per diluted share, respectively.

Comparison of the nine months ended September 30, 2024, and 2023

The following discussion analyzes our results of operations for the nine months ended September 30, 2024, and 2023.

Revenue	Nine Months Ended September 30,
	2024	2023

Precision Logistics	$16,161	$16,085
Authentication	385	515
Total Revenue	$16,546	$16,600

Consolidated revenue decreased $54 thousand for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is primarily due to a decrease in our Authentication segment related to a project in 2023 that did not recur partially offset by an increase in Precision Logistics.

Gross Profit	Nine Months Ended September 30,
	2024		2023
		% of Revenue		% of Revenue
Precision Logistics	$5,903	37%	$4,748	30%
Authentication	342	89%	405	79%
Total Gross Profit	$6,245	38%	$5,153	31%

Gross profit for the nine months ended September 30, 2024, was $6,245 thousand, compared to $5,153 thousand for the nine months ended September 30, 2023. The resulting gross margin was 38% for the nine months ended September 30, 2024, compared to 31% for the nine months ended September 30, 2023. The gross profit increase relates to the increased Premium services revenue which has higher margins as well as process improvements to increase Proactive services margins in the Precision Logistics segment.

Segment Management and Technology

Segment management and technology expenses increased by $492 thousand to $4,189 thousand for the nine months ended September 30, 2024, compared to $3,697 thousand for the nine months ended September 30, 2023. The increase relates primarily to the acquisition of Trust Codes Global in March 2023, lower capitalized labor costs and severance expense of $129 thousand. Amortization and depreciation expense of $905 thousand for the nine months ended September 30, 2024, compared to $835 thousand for the nine months ended September 2023.

General and Administrative Expenses

General and administrative expenses decreased by $613 thousand to $2,780 thousand for the nine months ended September 30, 2024, compared to $3,393 thousand for the nine months ended September 30, 2023. The decrease relates primarily to the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, as well as severance expense in 2023.

Research and Development

Research and development expenses were $65 thousand and $23 thousand for the nine months ended September 30, 2024, and 2023, respectively primarily due to additional projects in the Authentication segment.

Sales and Marketing

Sales and marketing expenses decreased by $404 thousand to $999 thousand for the nine months ended September 30, 2024, compared to $1,403 thousand for the nine months ended September 30, 2023. The decrease is primarily related to a reduction in employees and consultants in the Authentication segment, a reduction in stock compensation in Precision Logistics, partially offset by an increase in employees in Precision Logistics.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessments performed in the third quarter of 2024, an intangible asset impairment charge of $914 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the nine months ended September 30, 2024, which represents the amount by which the net carrying value in the Authentication segment exceeded the fair value of the segment, primary due to changes to the forecasted cashflows of the segment.

Interest Expense

Interest expense was $109 thousand for the nine months ended September 30, 2024, compared to interest expense of $127 thousand for the nine months ended September 30, 2023.

Net Loss

Consolidated net loss for the nine months ended September 30, 2024, and 2023 was $3,323 thousand and $3,392 thousand, respectively. The decreased loss was primarily related to an improvement in gross profit and a gain relating to the change in the fair value of the contingent consideration related to the acquisition of Trust Codes Global, offset by the goodwill and intangible asset impairment charge in 2024. The resulting consolidated loss per share for the nine months ended September 30, 2024, and nine months ended September 30, 2023, was $0.32 and $0.35 per diluted share, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $302 thousand during the nine months ended September 30, 2024, compared to cash used by operating activities of $599 thousand during the comparable period in 2023. The increase in cash is primarily due to the non-cash add backs to net loss.

Cash used in investing activities was $353 thousand during the nine months ended September 30, 2024, compared to $1,080 thousand during the nine months ended September 30, 2023. The decrease in spending in investing activities related to a decrease in capitalized software costs and a decrease in acquisition costs. The acquisition of the Trust Codes Global business was in March 2023.

Cash used in financing activities during the nine months ended September 30, 2024, was $438 thousand compared to cash provided by financing activities during the nine months ended September 30, 2023, of $1,277 thousand. The decrease relates mainly to the proceeds from the line of credit of $800 thousand and convertible debt of $1,100 thousand that occurred in the nine months ended September 30, 2023.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by relating parties including certain members of management and the Board of Directors. As of September 30, 2024, $450 thousand is held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of September 30, 2024, the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $9 thousand as of September 30, 2024.

On September 22, 2022, PeriShip Global became a party to the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC with a term of one-year, which was extended to December 14, 2023. We also entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024. We entered into a waiver and amendment on August 14, 2024 which provided a waiver for a certain event of default and extended the RLOC to September 30, 2025. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. As of September 30, 2024, we had no borrowings under the RLOC.

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

Of the proceeds of $2.0 million from the Term Note, we used $1.8 million to settle debt outstanding issued in connection with the PeriShip Global acquisition, including the redemption of 61,000 shares of our common stock. As of September 30, 2024, our short-term debt outstanding under the Term Note was $0.5 million and total long-term debt outstanding under the Term Note was $0.5 million.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%.

In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price per share does not exceed $1.00 until December 14, 2024. During the nine months ended September 30, 2024, the Company repurchased 1,000 shares of common stock for $1 thousand under the Company’s current program.

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

On September 24, 2024, Paul Ryan, Executive Vice President, Authentication Segment, notified us of his resignation effective December 24, 2024. On October 4, 2024, we placed Mr. Ryan on garden leave, meaning he remains employed by us but is only working for us upon request. During the quarter, we have identified concerns relating to the commercial viability of this segment and we are evaluating a number of strategic alternatives for our Authentication segment. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Authentication segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cashflow model, and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Authentication reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,351 thousand during the three and nine months ended September 30, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations.

Intangibles

We review long-lived assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cashflows by comparing the carrying value of the asset to the undiscounted cashflow. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

As a result, of the revised internal forecasts, the Company concluded that this change was an interim triggering event for the three months ended September 30, 2024, indicating the carrying value of our long-lived assets including patents and trademarks, customer relationships, and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the net undiscounted cashflow expected to be generated. The analysis indicated that certain intangible assets were impaired. The Company recorded an intangible impairment charge of $901 thousand during the three months ended September 30, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to relying on this strategic partner for shipping services, a material portion of our revenue has been generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 17% of revenue of our Precision Logistics segment for the year ended December 31, 2023, and 20% for the nine months ended September 30, 2024. Our strategic partner has begun to provide its own service offerings to its customers, and we expect revenue from our Premium Services in our Precision Logistics segment will begin to decrease as we experience a reduction in business for these services. If we fail to offset a reduction in business for our Premium Services in our Precision Logistics segment through our ProActive Services or other service offerings, our business, financial condition and results of operations could be materially adversely affected.

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

On September 24, 2024, Paul Ryan, Executive Vice President, Authentication Segment, notified us of his resignation effective December 24, 2024. On October 4, 2024, we placed Mr. Ryan on garden leave, meaning he remains employed by us but is only working for us upon request. During the quarter, we have identified concerns relating to the commercial viability of this segment and on November 8, 2024 the Company made the decision to close Trust Codes Global by the end of November 2024 unless we can find a buyer for this business. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Authentication segment. The results of our goodwill impairment test indicated that the carrying value of the Authentication reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,351 thousand during the three and nine months ended September 30, 2024, within goodwill impairment charge on the consolidated statement of operations.

As a result of the revised internal forecasts, the Company concluded that this change was an interim triggering event for the three months ended September 30, 2024, indicating the carrying value of our long-lived assets including patents and trademarks, customer relationships, and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the fair value. The analysis indicated that certain intangible assets were impaired. The Company recorded an intangible impairment charge of $901 thousand during the three months ended September 30, 2024, within impairment loss on intangibles on the consolidated statement of operations.

Impairment charges could adversely affect the Company's financial condition or results of operations in the periods recognized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2024, the Company issued 60,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1 (In thousands)

07/01/2024-07/31/2024	-	-	-	-

08/01/2024-08/31/2024	-	-	-	-

09/01/2024-09/30/2024	-	-	-	-

Total	-	-	-	$499

(1) Purchases made pursuant to the Company’s share repurchase program announced on December 8, 2023, pursuant to which the Company is authorized to purchase up to $0.5 million worth of shares of its common stock so long as the price per share does not exceed $1.00. Under the repurchase program, shares of the Company’s common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time until it expires on December 14, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1#	Form of Salary Reduction Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
10.2#	Form of RSU Award Agreement (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
10.3*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank National Association effective August 7, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

# Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 12, 2024	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2024	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

