Form 10-K
period 2024-12-31
VerifyMe, Inc.
filed 2025-03-12
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,017,073 as of June 30, 2024. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 28, 2024, as reported on the Nasdaq Capital Market.

The registrant had 12,354,772 shares of common stock outstanding as of the close of business on February 27, 2025.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a specialized logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. We operate a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global, LLC (“PeriShip Global”) and accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities.

Precision Logistics: The Precision Logistics segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Authentication: The Authentication segment specializes in anti-counterfeit and brand protection. This is critical in the current landscape of increased counterfeit activity and customer expectations. VerifyMe has patented technologies that address the needs of brands.

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

Authentication: We believe the products in our Authentication segment have applications in many areas. Currently, we are marketing opportunities in the areas of preventing counterfeit and protecting customer brands.

Partnerships:

Precision Logistics has a direct partnership with a major global carrier company and has data feeds directly from the carrier into our proprietary logistics optimization software which provides shippers much more detailed information and predictive analytics on their shipment versus a standard shipping code look up which is provided by the carrier. In addition to relying on this strategic partner for shipping services we have a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement, which we refer to as our Premium service. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Our strategic partner has begun to provide its own service offerings to its customers and while we will continue to offer our Premium services, we expect our partner will prefer to offer their solution to customers as the primary recommendation and our solution will be offered as a secondary solution. This does not affect our Proactive services, and we expect to see growth under that service offering as we focus on providing Proactive services to customers directly.

Our Authentication segment has a contract with HP Indigo, and a strategic partnership with INX, the third largest producer of inks in North America. We believe these partnerships can be used to enable brand owners to securely prevent counterfeiting.

Current Economic Environment

In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. In April 2023, the major carrier that PeriShip Global partners with laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand, it plans to ground 29 more aircraft in its fiscal year that started in June 2024. In mid-December 2024, the carrier forecasted flat revenue year over year for 2025.

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

Divestitures

On December 8, 2024, we sold our Trust Codes Global business pursuant to a Share Sale Agreement with Paul Ryan, former Executive Vice President of the Authentication Segment and employee of Trust Codes Global Limited. The purchase price per the agreement was $1 NZD. We recognized a loss of $0.1 million on the sale of the business. During the year ended December 31, 2024, $0.1 million was reclassified from accumulated other comprehensive loss into earnings and is included in general and administrative in our consolidated statements of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Our Intellectual Property

Intellectual property is important to our business. As of December 31, 2024, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents, two pending foreign patent applications, twenty-one registered U.S. trademarks and several foreign trademarks. The Company abandoned one patent during the year ended December 31, 2024.

While some of our granted patents are commercially ready, we believe that others may have commercial application in the future but will require additional capital and/or a strategic partner in order to reach the potential markets. All of our patents are related to the inventions described above. Our registered patents expire between the years 2025 and 2043. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b).

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

Research and Development

Research and development efforts were focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $70 thousand and $107 thousand during the years ended December 31, 2024, and 2023, respectively, on research and development.

We continue to monitor the market for state-of-the-art innovation and may either develop, partner to deploy or seek to acquire new technologies, products and services in the future, if we believe it would provide a competitive market advantage and could be successfully monetized.

Sales and Marketing Strategy

Business development and sales resources are aligned to support existing customer accounts and new customer development. We use social media channels, such as LinkedIn, and Meta (f/k/a Facebook) as a means of marketing our services. By staying in contact and engaging with customers, we are able to identify possible needs and look for opportunities to expand the services we are providing. We are currently revising and optimizing our websites to improve customer engagement and SEO. We will also continue to participate in trade show attendance which had declined during the height of the COVID pandemic.

Competition

PeriShip Global has developed its own software portal with predictive analytics for weather, traffic, power grids, and data feeds it receives from one of the world’s largest logistics carriers. There are other companies that operate a similar business model, however most of these companies specialize in a particular field such as healthcare or non-perishable building materials. Our Precision Logistics segment operates in all of the perishable segments. In addition, the major carriers such as FedEx, UPS and DHL all have internal operations servicing the critical time, temperature, and cold storage shipping segment.

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

Major Customers/Vendors

During the year ended December 31, 2024, one customer represented 16% of revenues and one customer represented 17% of revenues for the year ended December 31, 2023.

As of December 31, 2024, two customers made up 36% of accounts receivable. As of December 31, 2023, three customers accounted for 47% of total accounts receivable.

During the year ended December 31, 2024, and December 31, 2023, one vendor accounted for 99% of transportation costs, in our Precision Logistics segment.

Employees and External Sales Force

As of December 31, 2024, we employed approximately forty persons and four consultants. Of these employees, approximately forty were employed in our Precision Logistics operations and four were employed by our Authentication operations. Because of the nature of our business, many of our employees and consultants can, and do, conduct their work for us remotely.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. To realize the anticipated benefits of any potential acquisitions, we must successfully integrate those businesses with ours. The integration of any potential acquisition or strategic partnership entails numerous risks, including:

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

Failure to attract and retain management, and develop successors for management, may damage our operations and financial results and cause our stock price to decline.

We depend, to a significant degree, on the skills, experience and efforts of our management team, and other personnel, particularly in the management of our subsidiary PeriShip Global. Our failure to attract, integrate, motivate and retain existing or additional personnel in a timely fashion, and develop successors with commensurate skills and talents, could disrupt or otherwise harm our operations and financial results. The loss of services of certain of our management team and key employees, an inability to attract or retain qualified personnel in the future could delay the development of and negatively impact the operations and profitability of our business.

Our future growth will depend upon the success of our Precision Logistics segment and future businesses we may acquire. If we fail to effectively execute our strategy, our competitive position and financial performance could be materially harmed.

Our future growth will depend upon the success of our Precision Logistics segment and future businesses we may acquire. We are currently engaged in efforts to find and acquire businesses, which is intended to streamline operations, improve profitability and improve our overall competitiveness. The successful execution of our strategy is subject to significant uncertainties and may require additional capital and operational expenditures. If we fail to execute our strategy effectively, our ability to realize the intended benefits may be compromised. Even if we successfully implement our strategy, we may not see the intended results, diminishing the expected improvements to efficiency or revenue generation. This could materially and adversely affect our competitive position, financial performance, and brand reputation.

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

In addition to relying on this strategic partner for shipping services, a material portion of our revenue has been generated through a service agreement pursuant to which this strategic partner resells our services to its customers under a “white label” arrangement, which we refer to as a Premium Service. Under this arrangement we provide our logistics services to our strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our strategic partner accounted for approximately 16% of revenue of our Precision Logistics segment for the year ended December 31, 2024, and 17% for the year ended December 31, 2023. Our strategic partner has begun to provide its own service offerings to its customers, and we expect revenue from our Premium Services in our Precision Logistics segment will begin to decrease as we experience a reduction in business for these services. If we fail to offset a reduction in business for our Premium Services in our Precision Logistics segment through our ProActive Services or other service offerings, our business, financial condition and results of operations could be materially adversely affected.

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

The transportation and logistics industry is highly competitive, cyclical, and is expected to remain so for the foreseeable future. We face competition in all geographic markets and each industry sector in which we operate. We have and may face continued competition by strategic partners. Many of these competitors have significantly more resources and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. The primary competitive factors are price and quality of service. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of customer relationships, any one of which could affect our business and financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•	our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our customer relationships;
•	our inability to achieve expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, which has included and may include our strategic partners, some of which have greater capital resources or lower cost structures than us;
•	our strategic partners may take steps to position their own product offerings as a replacement or competitor to our service offerings;
•	our inability to compete with existing and new entrants in the market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept proposals from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors; and
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•	we may not have sufficient resources to develop and market our services effectively, or at all.

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

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Meta (f/k/a Facebook), YouTube, Instagram, LinkedIn and X (f/k/a Twitter), adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could have a material adverse effect on us, and could require additional resources to rebuild our reputation and restore the value of our brand.

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

As of the date of this Report, the Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of its acquisition of the PeriShip Global business in 2022. A number of factors may result in impairments to goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition and significant changes in the use of the assets.

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

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of logistics services they need, their ability to pay for our services and overall freight levels, any of which might impair our profitability. For example, inflation and uncertainty and instability in the global economy and geopolitical events may lead to fewer goods being transported. Many of the products our clients ship are luxury or discretionary products and the demand for such products may decrease in adverse economic times. Further, when adverse economic times arise, customers may select competitors that offer lower rates or choose to ship their goods without logistical support in an attempt to lower their costs. In addition, changes in the United States’ or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may negatively impact our customers. These and other economic factors such as recessions could have an adverse effect on our business, financial conditions and results of operations and we might be forced to lower our rates or lose customers.

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes. The transportation and logistics industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest and currency rate fluctuations, inflation and other economic factors beyond our control. Changes in U.S. or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by effected countries, resulting in “trade wars” impacting the volume of economic activity globally and in the United States, and as a result, shipping volumes may be materially reduced. Such a reduction may materially and adversely affect our business.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, and results of operations.

The services and products we provide are sensitive to reductions from time to time in discretionary consumer spending. For example, demand for high-end perishable items, and subsequently the demand for shipping, brand protection, and other services related to such, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce consumer’s disposable income or result in a decrease in demand for our services and products. As a result, we cannot ensure that demand for our services and products will materialize or remain constant. In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. In April 2023, the major carrier that PeriShip Global partners with laid out steps it was taking to slash $4 billion in permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In June 2023, the major carrier stated that due to ongoing demand its plans to ground 29 more aircraft in its fiscal year that started in June 2024. In mid-December 2024 the carrier forecasted flat revenue year over year for 2025.

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

Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. In addition, we have made significant expenditures on acquisitions and may continue to complete acquisitions in the future. We expect to continue to incur expenditures to develop and market our services and to make acquisitions and could continue to incur operating losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

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

In addition, Sections 382 and 383 of the Internal Revenue Code (“IRC”), contain rules that limit the ability of a corporation that undergoes an "ownership change" (generally, any change in ownership of more than 50% of the corporation's stock over a three-year period) to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a corporation and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOLs and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the corporation's stock immediately before the ownership change. The Company completed an IRC Section 382 analysis in 2022 and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. The Company has not completed an IRC Section 382 analysis in 2023 or 2024. In the event future ownership changes are determined, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change.

Because our name and brand could be confused with brands that have similar names, we may be adversely affected by any confusion or negative publicity related to others that use a name similar to VerifyMe in their brand names.

We have trademarked the VerifyMeTM brand in the United States and have pending applications with respect to our brand internationally. However, our name and brand has been and could be in the future confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. and www.verifyme.ng, a website offering verification services in Nigeria. We have attempted to contact the operators of the Nigeria website to resolve the confusion caused there but to date have been unsuccessful in our efforts. Further, we have registered certain trademarks and service marks in the United States and foreign jurisdictions. We are aware of names and marks similar to our service marks being used from time to time by other persons. Although we oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

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

We may not continue to invest in our Authentication segment operations and as a result, we may not be able to complete the development and commercialization of our Authentication segment products.

Given our planned use of capital, we may not have the ability to fund and invest in the development and commercialization of our Authentication segment. If we do not invest in our Authentication segment, we may have to significantly delay, scale back or discontinue our operations and the development or commercialization of our Authentication Segment, which could harm our results of operations.

Our Authentication segment has historically targeted large companies and, their internal policies and resistance to change may impair our ability to successfully commercialize our Authentication segment..

Our ability to become successful and generate positive cash flow within our Authentication segment will be dependent upon the extent of commercialization of products using our technology. Commercialization of new technology products often has a very long lead time. This problem is exacerbated when customers are large entities. Our current and target customers are large entities. These factors may adversely affect our ability to commercialize our Authentication technologies. Further, we cannot assure you that commercialization will result in profitability.

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

We rely on intellectual property in order to maintain a competitive advantage. As such, we strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

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

The terms of our patents may not be sufficient to effectively protect our business.

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our technologies. Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

Our management concluded that our disclosure controls and procedures were effective as of December 31, 2024. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

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

It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, biometric privacy, data security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. To comply with this changing landscape, we may be required to further segregate our systems and operations, implement additional controls, or adopt new systems, all of which could increase the cost and complexity of our operations. In addition, our insurance is intended to address costs associated with aspects of cyber incidents, network failures and privacy-related concerns, and may not sufficiently cover all types of losses or claims that may arise.

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

Increases in labor costs might be difficult to pass on to our customers. In our Authentication segment security pigments, and ink canisters are key elements in the cost of our products. Our inability to offset material price inflation could adversely affect our results of operations. We rely on one global carrier for transportation services, one supplier to procure our raw materials, one strategic partner to produce our ink canisters, and it is difficult to predict what effects shortages or price increases for the raw materials we use to make our products may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our supplier’s inability to scale production and adjust delivery during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

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

Rapid technological changes and frequent new product introductions are typical in the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent we fail to introduce new and innovative products, we may lose any market share we have to our competitors, which may be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could harm our business. Additionally, we may experience delays in the development and introduction of products, we may be unable to keep pace with the rapid rate of change in anti-counterfeiting and security products’ research, and any new products acquired or developed by us may not meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop new products to meet market demands, our business could be materially adversely affected.

Risks Relating to our Common Stock

Upon exercise of our outstanding options or warrants, conversion of our Series B Convertible Preferred Stock, conversion of our Convertible debt, and vesting of our restricted stock units, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding options, warrants and shares of our Series B Convertible Preferred Stock. For the years ended December 31, 2024, there were approximately 7,971,000 anti-dilutive shares consisting 1,606,000 unvested performance restricted stock units, 414,000 restricted stock units and restricted stock awards, 221,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a facility with PNC Bank National Association (the “PNC Facility”), which includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility.

In the event of a continuing default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under the PNC Facility and to exercise their respective rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and the assets of our PeriShip Global subsidiary. Any continuing default on the PNC Facility could result in the outstanding principal balance under the facility becoming immediately due and payable, which could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand. As of January 21, 2025, $350 thousand was converted to common stock. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. Although we believe the majority of our investors will choose to convert into shares, if this does not occur, this may have a material adverse impact on our cash and as a result, a material adverse impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting enterprise software companies. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we have established a comprehensive approach to cybersecurity risk management and hold securing the data customers and other stakeholders entrust to us as one of our top priorities. As described in more detail below, we have established policies, standards, processes and practices for testing, training, and monitoring material risks from cybersecurity threats. We have devoted financial and personnel resources to implement security measures to meet regulatory requirements and customer expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further details about the material cybersecurity risks we face, we believe that risks have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

We have established controls and procedures designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner. We intend to continue to review and enhance our incident response and recovery plan for the Company. Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. Our incident response and recovery plans and policies will address — and guide our employees, management and the Board on our response to a cybersecurity incident.

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

Currently, Jack Wang senior advisor of our subsidiary PeriShip Global, has primary responsibility for managing material cybersecurity risks. Mr. Wang holds an undergraduate and master’s degree in computer science and has served in various roles in information technology and security for over 20 years. Mr. Wang is responsible for reporting any cybersecurity related incidents to our executive officers. Our executive officers are responsible for reporting material cybersecurity related incidents to our Board of Directors. We may implement other reporting structures governing the day-to-day management and reporting of cybersecurity risks.

ITEM 2. PROPERTIES.

We do not own any significant real property, but our subsidiary leases approximately 2,686 square feet of primarily office space in Connecticut used in connection with our Precision Logistics segment. The lease expires in 2027. We believe that our property has been well maintained, is suitable and adequate for us to operate and upon expiration of this lease, we do not anticipate any difficulty in obtaining renewals or an alternative space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001 per share, and certain warrants to purchase common stock are traded on The Nasdaq Capital Market under the trading symbols “VRME” and “VRMEW,” respectively.

Common Shareholders

As of February 27, 2025, we had approximately 1,441 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of Board and will depend upon our earnings (if any), our financial condition, and our capital requirements. Nevada law permits a corporation to pay dividends out of earnings or surplus.

Unregistered Sale of Equity Securities

On December 31, 2024, the Company issued 60,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Share Repurchase Plan

The following table provides information about our share repurchase activity for the three months ended December 31, 2024

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
10/01/2024-10/31/2024	-	$-	-	$500
11/01/2024-11/30/2024	20,100	0.82	20,100	483
12/01/2024-12/31/2024	-	-	-	483
Total	20,100	$0.82	20,100	$483

(1)	Effective December 6, 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock, so long as the price does not exceed $1.00 until December 14, 2024. On November 20, 2024, the Company’s Board of Directors approved to extend the share repurchase authorization through December 31, 2025.

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

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a specialized logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. We operate a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global and accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities.

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

Authentication: The Authentication segment specializes in anti-counterfeit and brand protection. This is critical in the current landscape of increased counterfeit activity and customer expectations. VerifyMe has patented technologies that address the needs of brands.

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

Authentication: We believe the products in our Authentication segment have applications in many areas. Currently, we are marketing opportunities in the areas of preventing counterfeit and protecting customer brands.

Results of Operations

Comparison of the Years Ended December 31, 2024, and 2023

The following discussion analyzes our results of operations for the years ended December 31, 2024, and 2023. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

	Years Ended December 31,
	2024	2023
	(In thousands)	(In thousands)
Precision Logistics	$23,766	24,652
Authentication	441	661
Total Revenue	$24,207	$25,313

Consolidated revenue for the year ended December 31, 2024, was $24,207 thousand, a 4% decrease compared to $25,313 thousand, for the year ended December 31, 2023. The decrease in our Precision Logistics segment primarily relates to a discontinued contract with one customer in our Premium services. In addition, with Thanksgiving arriving later than usual in 2024, there were fewer days from Black Friday to December 31, making this the shortest peak season since 2019. The Authentication segment did not grow during 2024 and we divested Trust Codes Global on December 8, 2024.

Gross Profit

	Years Ended December 31,
	2024		2023
	(In thousands)	% of Revenue	(In thousands)	% of Revenue
Precision Logistics	8,268	35%	7,504	30%
Authentication	394	89%	522	79%
Total Gross Profit	$8,662	36%	$8,026	32%

Consolidated gross profit for the years ended December 31, 2024, and 2023, was $8,662 thousand and 8,026 thousand, respectively. The resulting gross margin was 36% for the year ended December 31, 2024, compared to 32% for the year ended December 31, 2023. The gross profit increase relates to the process improvements to increase Proactive services margins in the Precision Logistics segment.

Segment Management and Technology

Segment management and technology expenses increased by $357 thousand to $5,454 thousand for the year ended December 31, 2024, compared to $5,097 thousand for the year ended December 31, 2023. The increase relates primarily to the acquisition of Trust Codes Global in March 2023, lower capitalized labor costs and severance expense of $163 thousand in 2024. Amortization and depreciation expense was $1,212 thousand for the year ended December 31, 2024, compared to $1,134 thousand for the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses decreased by $564 thousand to $3,852 thousand for the year ended December 31, 2024, compared to $4,416 thousand for the year ended December 31, 2023. The decrease relates primarily to the deal costs related to the acquisition of the Trust Codes Global business of $278 thousand, and higher severance expense in 2023.

Research and Development

Research and development expenses were $70 thousand for the year ended December 31, 2024, compared to $107 thousand for the year ended December 31, 2023, primarily due to fewer projects in the Authentication segment in 2024.

Sales and Marketing

Sales and marketing expenses decreased by $283 thousand to $1,361 thousand for the year ended December 31, 2024, compared to $1,644 thousand for the year ended December 31, 2023. The decrease is primarily related to a reduction in employees and consultants in the Authentication segment, a reduction in stock compensation in Precision Logistics, partially offset by an increase in employees in Precision Logistics.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessment performed in 2024, intangible asset impairment charges of $964 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the year ended December 31, 2024, which primarily represents the amount by which the net carrying value in the Authentication segment exceeded the fair value of the segment, primary due to changes to the forecasted cashflows of the segment. On December 8, 2024, we divested our Trust Codes business in the Authentication segment.

Interest Expense, net

Interest expense, net was $130 thousand for the year ended December 31, 2024, compared to $161 thousand for the year ended December 31, 2023.

Net Loss

Consolidated net loss for the year ended December 31, 2024, and 2023 was $3,824 thousand and $3,390 thousand, respectively. The increased loss was primarily related to the goodwill and intangible asset impairment noted above partially offset by a gain in contingent consideration of $844 thousand and improvement in gross profit. The resulting consolidated loss per share for the year ended December 31, 2024, and year ended December 31, 2023, was $0.37 and $0.35 per diluted share, respectively.

Liquidity and Capital Resources

Our operations provided $871 thousand of cash during the year ended December 31, 2024, compared to $244 thousand cash during the year end December 31, 2023. The increase in cash from operations is primarily due to the non-cash addbacks to net loss.

Net cash used in investing activities was $575 thousand for the year ended December 31, 2024, compared to $1,195 thousand for the year ended December 31, 2023. The decrease in spending in investing activities related to a decrease in capitalized software costs and the acquisition of the Trust Codes Global business in March 2023.

Net cash used in financing activities for the year ended December 31, 2024, was $616 thousand primarily related to repayments toward the PNC Facility, compared to cash provided by financing activities of $634 thousand for the year ended December 31, 2023, primarily related to proceeds from the PNC Facility and issuance of convertible debt in 2023 offset by repayments towards the PNC Facility.

On January 13, 2025, we entered into an Inducement Letter Agreement with an institutional investor and holder of existing warrants to purchase up to 1,461,896 shares of our common stock, for $4.7 million in gross proceeds. The existing warrants were originally issued on April 14, 2022, with an exercise price of $3.215 per share, and became exercisable six months following issuance. Pursuant to the Inducement Letter Agreement, the holder agreed to exercise the existing warrants for cash at the exercise price of $3.215 per share in consideration for our agreement to issue a new unregistered warrant to purchase up to an aggregate of 1,461,896 shares of common stock at an exercise price of $4.00 per share. The new warrant was immediately exercisable upon issuance and has a term of five and one-half years from the issuance date.

On November 26, 2024, we announced an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.  During the year ended December 31, 2024, the Company repurchased 21,100 shares of common stock for $18 thousand under the program.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by relating parties including certain members of management and the Board of Directors. As of December 31, 2024, $450 thousand was held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. As of December 31, 2024, the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible Note, and Convertible Note – related party on the accompanying Consolidated Balance Sheets. The Company has accrued interest expense of $31 thousand related to the convertible note as of December 31, 2024. As of January 21, 2025, $350 thousand was converted to common stock.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. As of December 31, 2024, $0 was outstanding on the RLOC.

The PNC Facility also included a four-year Term Note for $2 million which had a maturity date of September 2026 and required equal quarterly payments of principal and interest. The Term Note incurred interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  As of December 31, 2024, our short-term debt outstanding under the Term Note was $500 thousand and total long-term debt outstanding under the Term Note was $375 thousand. During the year ended December 31, 2024, the Company made a repayment of $500 thousand towards the principal of the outstanding Term Note. As of January 21, 2025, the Term Note was paid in full and no future principal payments are due.

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

We were not in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2024. On February 28, 2025, we received a waiver as of December 31, 2024, for certain events of default.

Effective October 17, 2022, we entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on our outstanding debt at 7.602%. As of January 21, 2025, we terminated our interest rate swap agreement.

We believe that our cash and cash equivalents, together with the proceeds from the convertible notes, warrant inducement, share repurchase program, and the amount available on the RLOC, will fund our operations for the next 12 months including expected capital expenditures.

We expect to grow our business organically and through key acquisitions that will help accelerate the growth of our business. We expect to continue to fund our operations primarily through utilization of our current financial resources and future revenue and may issue additional debt or equity.

Critical Accounting Policies and Estimates

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We have identified that the estimates used in the valuation of the assets of the Trust Codes acquisition in March 2023, are critical and require significant judgment. We believe estimates and assumptions related to these accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

Revenue Recognition

We recognize revenue based on the principals established in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue recognition is made when our performance obligation is satisfied at a point in time of delivery of the service. Over 95% of our revenue is derived from logistics management for time and temperature sensitive packages with the remaining from our brand protection solutions. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing our VerifyInkTM technology we depend on the integrity of our clients’ reporting. Determining whether products and services in agreements with non-standard terms are distinct performance obligations that should be accounted for separately or combined to one unit of accounting may require significant judgement.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and unbilled revenue when billings occur after the end of the month (contract assets) on the consolidated balance sheets. Amounts charged to our clients become billable when the performance obligation has been met at a point in time. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. These assets are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets have not significantly changed as of December 31, 2024. No other factors materially impacted the balances.

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

We allocate the fair value of the purchase price of our Trust Codes acquisition, to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values at acquisition date. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill

We have recorded goodwill as part of our acquisitions, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC Topic 350, Intangibles—Goodwill and Other, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

On September 24, 2024, Paul Ryan, former Executive Vice President, Authentication Segment, notified us of his resignation. During the third quarter of fiscal year ended December 31, 2024, we identified concerns relating to the commercial viability of the Authentication segment. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC Topic 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Authentication segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cashflow model, and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Authentication reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,351 thousand during the year ended December 31, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations. On December 8, 2024 we divested the Trust Codes business in the Authentication segment.

Stock-based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal controls over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Adam H Stedham, age 56, has served as one of our directors since April 2022. Mr. Stedham has served as our Chief Executive Officer since June 2023 and as our President since August 2023. Mr. Stedham was a senior executive of Learning Technologies Group plc and was CEO of GP Strategies from June 2020 until June 2023. He also served as President of GP Strategies from November 2017 to October 2021. Mr. Stedham joined GP Strategies in 1997, after 6 years as a nuclear reactor operator in the US Navy. He has held roles of increasing responsibility during his tenure, including leading operational service lines, directing acquisitions and divestitures, heading business development, and managing the Asia-Pacific region. He was on the board of directors of GP Strategies from June 2020 until June 2023. Mr. Stedham has significant expertise in business strategy, mergers and acquisitions, learning and performance innovation, global operations, and strategic relationship management. He holds a Master of Business Administration from Anderson University, Master’s of Education from University of Pennsylvania, and Master’s in Adult & Community Education from Ball State University. Mr. Stedham’s prior experience as the chief executive officer and president of a public company gives him the qualifications, skills to serve on our Board.

Marshall Geller, age 86, has served as one of our directors since July 2017. Mr. Geller was a director and a member of the audit committee of GP Strategies Corporation (formerly NYSE:GPX) from 2002 until October 2021. Mr. Geller was a director of Wright Investors’ Service Holdings Inc. (OTCMKT:WISH), formerly National Patent Development Corporation, from January 2015 until October 2018. Mr. Geller was a director and member of the audit committee of G3 VRM Acquisition Corp. (Nasdaq:GGGV) from June 2021 until July 2022. He is currently a Director of Easy Smart Pay, a public-private partnership of the California State Association of Counties Finance Corporation. Mr. Geller formerly served as a director of California Pizza Kitchen, Inc., (formerly Nasdaq:CPKI) from 2008 until 2011, and Hexcel Corporation (NYSE:HXL) from 1994 until 2003. Mr. Geller was a founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the board of directors of UCLA Health System and on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles. Mr. Geller’s financial and business experience, including as a managing partner of a private equity fund, and his many years of experience and expertise as an investor in and adviser to companies in various sectors as well as his experience with serving on the boards of directors of other public and private corporations give him the qualifications, skills and financial expertise to serve on our Board.

Howard Goldberg, age 79, has served as one of our directors since July 2017. Mr. Goldberg has served as our Lead Independent director since 2020, having served from time to time in that capacity. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., the predecessor to VerifyMe, and provided consulting service to us again from 2016 through December 2017. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. Mr. Goldberg served on the board of directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the Board of Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. Mr. Goldberg served as a trustee for Winthrop Realty Liquidating Trust until December 2019 when it was finally liquidated. Mr. Goldberg was a director of New York REIT, Inc. from March 2017 until October 2018, when it converted to a limited liability company called New York REIT LLC. Mr. Goldberg was a manager of New York REIT LLC from October 2018 until November 2022. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994. Mr. Goldberg’s experience as a director of other public companies and his legal expertise gives him the qualifications, skills and financial expertise to serve on our Board.

Scott Greenberg, age 68, has served as one of our directors since November 2019. Mr. Greenberg served as our Interim Chief Executive Officer from March 15, 2023 to June 19, 2023 and Executive Chairman from April 7, 2022 to June 19, 2023. Mr. Greenberg served as the Chairman of the board of directors of GP Strategies Corporation (NYSE:GPX) from August 2018 until October 2021 when it was acquired by Learning Technologies Group. He previously served as Chief Executive Officer of GP Strategies from April 2005 until July 2020. He was also the President of GP Strategies from 2001 to 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions with GP Strategies since 1981. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings, Inc. (OTCMKT:WISH), formerly National Patent Development Corporation, from 2004 to 2015. Mr. Greenberg’s significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transactional experience give him the qualifications, skills and financial expertise to serve on our Board.

Arthur Laffer, age 84, has served as one of our directors since March 2019. Dr. Laffer is the founder and chairman of Laffer Associates, an institutional economic research and consulting firm. Dr. Laffer has served as a director of NexPoint Residential Trust Inc. (NYSE:NXRT) since May 2015, NexPoint Real Estate Finance Inc. (NYSE:NREF) since February 2020, Melt Pharmaceuticals, Inc., a private company, since February 2022, and NexPoint Diversified Real Estate Trust (NYSE:NXDT) since July 2022. He was a director of EVO Transportation & Energy Services, Inc. (OTCPINK:EVOA) from August 2018 to December 2019 and the GEE Group Inc. (NYSE American:JOB) from January 2015 to March 2020. Dr. Laffer’s economic acumen and influence in triggering a world-wide tax-cutting movement in the 1980s have earned him the distinction in many publications as “The Father of Supply-Side Economics.” Dr. Laffer was a member of President Reagan’s Economic Policy Advisory Board for both of his two terms (1981-1989). Dr. Laffer also advised Prime Minister Margaret Thatcher on fiscal policy in the UK during the 1980s. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget under George Shultz. Additionally, Dr. Laffer served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago. In June 2019, Dr. Laffer received the Presidential Medal of Freedom. Dr. Laffer’s expertise in economics and his experience as a director of multiple companies give him the qualifications, skills and financial expertise to serve on our Board.

David Edmonds, age 67, has served as one of our directors since June 2023. Mr. Edmonds has served as a member of the board of directors of our wholly owned subsidiary PeriShip Global LLC since June 2022. Prior to this he served as the Senior Vice President, Worldwide Services at FedEx from April 2001 until his retirement in December 2020. Prior to that, Mr. Edmonds was actively involved in the merger between Caliber System (FedEx Ground's former parent company) and FedEx Corporation and was responsible for bringing the two companies together to compete collectively under the new FedEx Corporation umbrella. Mr. Edmonds worked his entire 41-year career in the transportation and logistics field. He is a graduate of Kent State University, is a member of the American Management Association; the Council for Logistics Management; and the Sales and Marketing Executive Council of the Advisory Board. Mr. Edmond’s experience with the transportation and logistics field and network of relationships which we believe are valuable assets to the Company and its growth give him the qualifications, skills and financial expertise to serve on our Board.

Management and Executive Officers

We are currently served by four executive officers, Messrs. Stedman, Volk, and Wang and Ms. Meyers.

Adam Stedham, age 56, is our Chief Executive Officer and President, and a member of our Board of Directors. Additional information about Mr. Stedham can be found under “Directors,” above.

Nancy Meyers, age 55, has served as the Company’s Chief Financial Officer and Executive Vice President since August 2023 and was the Company’s Senior Vice President of Finance and Investor Relations from February 2022 until July 2023. Prior to joining the Company in September 2021, Ms. Meyers had several accounting and financial reporting roles at GP Strategies Corporation, ultimately serving as Manager of Financial Reporting from October 2017 until May 2021. Ms. Meyers is a Chartered Professional Accountant (CPA) and brings over 25 years of experience in finance, accounting, and operations.

Fred G. Volk, III, age 57, has been the Vice President, Operations of the Company’s wholly owned subsidiary PeriShip Global, LLC since April 2022. Prior to this Mr. Volk served as Vice President of Operations of PeriShip, LLC from September 2001 until April 2022. Mr. Volk has over 22 years of supply chain expertise, which includes many years at FedEx®. Throughout his tenure there, he worked in multiple leadership positions across the Transportation, Logistics, and Customer Service spaces, allowing him to become intimately familiar with the principles required for operational effectiveness. With later experiences in leadership positions at various local law enforcement agencies, Mr. Volk’s acumen spans from supply chain management to compliance, and beyond.

Jack Wang, age 65, has served as the Company’s Chief Information Officer and Senior Vice President of Technology since August 2023 and has been the Chief Information Officer of the Company’s wholly owned subsidiary PeriShip Global, LLC since April 2022. Prior to this Mr. Wang served as Chief Information Officer of PeriShip, LLC from December 2011 to 2016 and from 2018 until April 2022. From 2016 to 2018 Mr. Wang served as Chief Information Officer for IMEX Global Solutions, an international logistics company that distributes parcels, publication and business mail worldwide. Prior to joining PeriShip, Mr. Wang served as the head of IT operations and development at the Package Portfolio division of United Parcel Service. At UPS, Mr. Wang managed IT services for worldwide package operations. Before UPS, Mr. Wang was the managing director of Continental Airlines, where he was responsible for strategic system architecture and development as well as providing IT services for many of the airline's customer facing systems. Many of the core systems that Mr. Wang instituted at Continental Airlines were eventually selected as the baseline systems for the new United Airlines. Mr. Wang holds a Master's degree in Computer Science from State University of New York at New Paltz.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Corporate Governance

Director Independence

The listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) require that a majority of our Board be independent. No director will qualify as independent unless the board affirmatively determines that the director has no relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon the Nasdaq listing standards and applicable SEC rules and regulations, our board has determined that each of Scott Greenberg, Marshall Geller, Howard Goldberg, Dr. Arthur Laffer, and David Edmonds are independent. Adam Stedham our Chief Executive Officer is not an independent director.

Board Leadership Structure

Although the board has not adopted a formal policy regarding the separation of the roles of the Chairman and the Chief Executive Officer, we believe that our corporate governance is most effective when these positions are not held by the same person. The board recognizes the differences between the two roles and believes that separating them allows each person to focus on his individual responsibilities. Under this leadership structure, our Chief Executive Officer can focus his attention on generating sales, overseeing sales and marketing, and managing the day-to-day company operations, while our Chairman can focus his attention on board responsibilities.

Depending on the circumstances, other leadership models, such as combining the role of Chairman with the role of Chief Executive Officer, might be appropriate. For example, Patrick White served as our Chief Executive Officer and as a director of the Company until March 14, 2023 at which time the board appointed Scott Greenberg to serve as the Interim Chief Executive Officer in addition to his position as Executive Chairman. Accordingly, the positions of Chief Executive Officer and Executive Chairman were combined on an interim basis. Mr. Greenberg served as both our Executive Chairman from April 7, 2022 to June 19, 2023 and Interim CEO from March 2023 to June 19, 2023 when Adam Stedham was appointed as our Chief Executive Officer, at which time Mr. Greenberg continued as our non-executive Chairman. Our Board intends to periodically review our leadership structure.

Non-Executive Vice Chairman and Lead Independent Director

In addition to a non-executive Chairman, we have appointed Marshall Geller to serve as our non-executive Vice Chairman of our board. The Board has also appointed a lead independent director, currently Howard Goldberg, in order to promote independent leadership of the board. Our non-executive vice chairman or lead independent director preside over the executive sessions of the independent directors. Our lead independent director chairs board meetings in the non-executive Vice Chairman’s absence and is available to engage directly with major stockholders where appropriate. The guidance and direction provided by the lead independent director reinforce the board’s independent oversight of management and contribute to communication among members of the Board.

Board Committees

The Board has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Executive Committee, and Mergers & Acquisitions Committee. Each committee acts pursuant to a written charter adopted by our Board. The current charters for each board committee are available on our website, www.verifyme.com under the heading, “Investor Hub” and the subheading, “Corporate Governance.”

Audit Committee

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management our annual and interim financial statements and all matters relating to the annual audit of the Company. The Audit Committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements applicable to audit committee members under the Nasdaq listing standards and SEC rules. The Board has further determined that Mr. Geller qualifies as an “Audit Committee Financial Expert” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the committee considers the annual performance evaluation of the Chief Executive Officer conducted by the board in light of our goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its stockholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full board.

The Compensation Committee also reviews and makes recommendations with respect to stockholder proposals related to compensation matters. The committee administers the Company’s equity incentive plans, including the review and grant of stock options and other equity incentive grants to executive officers and other employees and consultants.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

The Board has determined that each member of the Compensation Committee meets the independence requirements applicable to compensation committee members under the Nasdaq listing standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the board, consistent with criteria approved by the board; recommends to the board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected; recommends to the board candidates to fill any vacancies on the board; develops, recommends to the board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the board and management.

In recommending director nominees for the next annual meeting of stockholders, the Nominating and Corporate Governance Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the board or otherwise. The committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the board and such candidate’s compliance with the independence and other qualification requirements established by the committee. The committee also recommends candidates to fill positions on committees of the board.

In selecting and recommending candidates for election to the board or appointment to any committee of the board, the Nominating and Corporate Governance Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the board (including its size and structure).

The Nominating and Corporate Governance Committee develops and recommends to the board a policy regarding the consideration of director candidates recommended by the Company’s stockholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, the Nominating and Corporate Governance Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of our Amended and Restated Articles of Incorporation and Bylaws. If we are subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Nominating and Corporate Governance Committee oversees the evaluation of the board and management. It also develops and recommends to the board a set of corporate governance guidelines applicable to us, which the committee shall periodically review and revise as appropriate. In discharging its oversight role, the committee is empowered to investigate any matter brought to its attention.

The Board has determined that each member of the Nominating and Corporate Governance Committee meets the director independence requirements of the Nasdaq listing standards.

Executive Committee

The Executive Committee acts on behalf of the board between regularly scheduled board meetings, and subject to certain limitations imposed by applicable legal or regulatory requirements, may exercise during such intervals, all of the powers of the board in the management of the business, affairs and property of our Company other than: (i) the filling of vacancies on the board; (ii) approving or adopting, or recommending to the shareholders, any action or matter; (iii) adopting, amending or repealing the Amended and Restated Bylaws; and (iv) those matters that are specifically delegated to other committees of the board or that are under active review by the board or a board committee, unless the board specifically determines otherwise.

Mergers & Acquisitions Committee

The Mergers & Acquisitions Committee is empowered to review and assess, and assist the board in reviewing and assessing, potential mergers, acquisitions, joint ventures and strategic investments. In addition, the committee is empowered to assist management in identifying and reviewing merger and acquisition opportunities and is charged with assessing the associated risk to the Company and making recommendations with respect to the terms thereof to the board. The committee is also charged with planning of, and evaluating the execution of, integrations of merger and acquisition transactions.

Role of the Board in Risk Oversight

The Company’s risk management function is overseen by the board. This oversight is conducted in part through the board’s committees. Our Audit Committee focuses on risks associated with financial matters, particularly financial reporting and disclosures, accounting, internal control over financial reporting, financial policies, and compliance with legal and regulatory matters related to accounting and financial reporting. Our Nominating and Corporate Governance Committee focuses on the oversight of risks associated with our corporate governance, including board membership and structure. Our Compensation Committee focuses on the oversight of risks arising from our compensation policies and programs.

While our board committees have certain oversight responsibilities, the full board retains responsibility for monitoring and assessing strategic risk exposure related to cybersecurity risks and general oversight of risk. Our Chairman works closely together with other members of the board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. In addition, our management keeps the board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks.

Code of Business Conduct and Ethics

The board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. The Code of Ethics is available on our website at https://www.vrmeinvestor.com/investors/.

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Insiders, who include our directors, executive officers, and certain employees who we may designate from time to time (the “Designated Individuals”), may buy and sell our stock within an open “window period,” which begins 24 hours after the release of the Company’s quarterly or annual financial results for that particular quarter and ends on the close of business on the last day of the next fiscal quarter. Designated Individuals are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information regarding potentially significant matters, regardless of if it is an open “window period” and we may do so with little or no notice. Employees subject to an event-specific black-out period will be notified by our insider trading policy officer.

Anti-Hedging Policy

Our insider trading policy prohibits directors, officers and employees from engaging in transactions that hedge or offset any decrease in the market value of equity securities granted as compensation.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

This section contains information about the compensation earned and paid to our named executive officers during fiscal year 2024 and fiscal year ended December 31, 2023 (“fiscal year 2023”), or only fiscal year 2024 if the individual was not a named executive officer for fiscal year 2023. For fiscal year 2024, in accordance with the executive compensation disclosure rules and regulations of the SEC, we determined that the following officers were our named executive officers:

•	Adam Stedham, Chief Executive Officer and President;

•	Fred G. Volk, III, VP of Operations, PeriShip Global;

•	Nancy Meyers, Chief Financial Officer;

•	Paul Ryan, former Executive Vice President, Authentication Segment;

•	Curt Kole, former Executive Vice President, Precision Logistics and Executive Vice President, Global Sales and Strategy, PeriShip Global;

Summary Compensation Table

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
Adam Stedham (3)	2024	285,000	12,844	14,250	312,094
CEO and President	2023	162,000	983,319	-	1,145,819

Fred G Volk, III	2024	190,000	81,763	9,327	281,090
VP of Operations, PeriShip Global

Nancy Meyers	2024	171,000	7,706	8,550	187,256
CFO	2023	180,000	154,900	9,000	343,900

Paul Ryan (4)	2024	210,266	-	6,308	216,574
Former EVP, Authentication Segment

Curt Kole (5)	2024	230,000	-	5,854	235,854
Former EVP, Precision Logistics; EVP Global Sales and Strategy, PeriShip Global	2023	230,000	129,200	-	359,200

(1)	The amounts shown in this column reflect time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted to our named executive officers which are subject to certain vesting terms. The amounts in this column do not reflect the actual value realized by the recipient. Amounts in this column represent the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements. The value of the PSUs are based on the target level of the performance as of the date of grant. For fiscal year 2024, we only granted PSUs to Mr. Volk. If the highest level of performance is achieved, the value of the PSUs for Mr. Volk would be $105,750.

(2)	The amounts shown in this column reflect amounts paid by us to or on behalf of each named executive officer for company matching contributions to 401(k) or to New Zealand’s retirement savings scheme, Kiwisaver, as applicable.

(3)	Adam Stedham served as a non-employee director in fiscal year 2023 until June 19, 2023 when he was appointed Chief Executive Officer. Mr. Stedham’s stock awards for fiscal year 2023 include a grant of 34,014 shares of restricted stock for his service as a non-employee director during fiscal year 2023.

(4)	Paul Ryan served as our Executive Vice President, Authentication Segment until October 4, 2024.

(5)	Curt Kole served as our Executive Vice President of Precision Logistics and as Executive Vice President, Global Sales and Strategy of PeriShip Global until June 4, 2024.

Employment and Consulting Agreements with Named Executive Officers

Adam Stedham - Chief Executive Officer and President

The Company entered into an employment agreement, dated as of June 19, 2023, with Adam Stedham, the Chief Executive Officer of the Company, with an annual salary of $300,000. In connection with the employment agreement, the board granted Mr. Stedham an annual bonus potential of up to 50% of base salary to be earned based on adjusted EBITDA performance goals to be set annually by the Compensation Committee. On March 12, 2024, the Compensation Committee approved a change to the cash bonus for Mr. Stedham, which if achieved, will be payable at Mr. Stedham’s discretion in either cash or in an amount of the Company’s common stock determined by dividing the cash value of the earned bonus by the 30-day VWAP of the Company’s shares on the day the Board of Directors approves the bonus. Mr. Stedham was also awarded 34,014 shares of restricted stock pursuant to the Company’s stockholder approved equity incentive plan for a half year of service as a non-employee director of the Company. The restricted stock award vested in full on date of grant. Mr. Stedham was awarded 204,082 RSUs pursuant to the Company’s stockholder approved equity incentive plan that vest in three equal annual increments over a three-year vesting term and 550,000 PSUs issued pursuant to the Company’s stockholder approved equity incentive plan based on performance criteria satisfied within 4 years of grant. In the event of Mr. Stedham’s employment is terminated for death or disability, the Company shall pay any accrued but unpaid base salary through the date of termination, accrued but unpaid expenses required to be reimbursed under this agreement and any annual bonus for which the executive completed the appliable calendar performance year but has not yet earned. If Mr. Stedham is terminated by the Company for cause or by the executive without good reason, the executive shall have no right to compensation. If Mr. Stedham is terminated by the Company without cause or by executive for good reason, the executive will be entitled to severance until the conclusion of the Initial term of two years. It will also include the accelerated vesting of RSUs and retention of PSUs for remainder of performance period.

On July 2, 2024, the Company entered into Salary Reduction Agreement with Mr. Stedham, as part of a salary reduction program for certain employees of the Company and its subsidiaries approved by the Compensation Committee of the Company’s Board of Directors. Mr. Stedham will have his annual base salary reduced by ten percent (10%) during the term of the Salary Reduction Agreement. In return for the reduction in his annual base salary, Mr. Stedham will be entitled to receive a grant of restricted stock unit awards (“RSUs”) on July 1, 2024 and each 1st of January thereafter during the term of the Salary Reduction Agreement, each such RSU representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Equity Incentive Plan and form RSU award agreement, with the number of shares underlying the RSU awards to be determined by dividing the projected amount of Mr. Stedham’s base salary reduction for the calendar year, respectively, by $1.60, rounded down to the nearest number of whole shares. Each RSU granted pursuant to the Salary Reduction Agreement vests in full on the 1st of January following its grant date and is payable as soon as reasonably practicable after vesting. The term of the Salary Reduction Agreement is until December 31, 2025. Pursuant to the Salary Reduction Agreement, a pro-rata portion of RSUs granted will vest upon the early termination of the Salary Reduction Agreement, or any termination of the employment of Mr. Stedham except for a termination for cause. Any unvested RSUs will be forfeited in whole by Mr. Stedham in the event he is terminated by the Company for cause.

Fred G Volk, III – VP of Operations, PeriShip Global

On April 22, 2022, the Company’s wholly owned Subsidiary PeriShip Global, entered into an Employment Agreement with Mr. Volk with an initial term of two years, which automatically renews for additional one-year terms until either party gives 60-day notice of non-renewal or otherwise terminated the agreement according to its terms. Under the employment agreement, Mr. Volk is entitled to an annual base salary of $200,000. Additionally, pursuant to the employment agreement, on April 22, 2022, Mr. Volk was awarded PSUs with a grant date value equal to his annual base salary, each such unit representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the 2020 Plan. These PSUs, except as otherwise provided in the award agreement, will vest, subject to continuous employment and other conditions, as follows: 50% if the Company’s common stock price exceeds $5.00 per share for a period of 20 consecutive days, and the remaining 50% if the Company’s common stock price exceeds $7.00 per share for a period of 20 consecutive days, in each case prior to the three-year anniversary of the grant date. Pursuant to the employment agreement Mr. Volk will receive a commission of 1.0% on eligible annual sales in excess of $30,000,000. The employment agreement may be terminated by us for cause, by Mr. Volk without good reason, or by delivering a non-renewal notice. If terminated by us without cause or by Mr. Volk with good reason Mr. Volk will be entitled to accrued but unpaid base salary and expenses, a payment equal to 12 months of his then base salary if the Employment Agreement is terminated during the initial two year term or a payment equal to 6 months of his then base salary if the Employment Agreement is terminated after the initial two year term, and six months of benefits. If terminated upon a non-renewal notice, Mr. Volk will be entitled to any accrued and unpaid salary and expenses prior to the effective date of his termination.

Nancy Meyers – Chief Financial Officer

On February 16, 2022, the Company entered into an Employment Agreement with Ms. Meyers. Under the employment agreement, Ms. Meyers is entitled to an annual base salary of $180,000. Additionally, pursuant to the employment agreement, on February 16, 2022, Ms. Meyers was awarded PSUs with a grant date value equal to 50% of her annual base salary, each such unit representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the 2020 Plan. These PSUs, except as otherwise provided in the award agreement, will vest, subject to continuous employment and other conditions, as follows: 50% if the Company’s common stock price exceeds $5.00 per share for a period of 20 consecutive days, and the remaining 50% if the Company’s common stock price exceeds $7.00 per share for a period of 20 consecutive days, in each case prior to the three-year anniversary of the grant date. The employment agreement may be terminated by us for cause, or by Ms. Meyers without good reason. If terminated by us without cause or by Ms. Meyers with good reason Ms. Meyers will be entitled to accrued but unpaid base salary and expenses, a payment equal to 6 months of her base salary and six months of benefits.

On July 2, 2024, the Company entered into Salary Reduction Agreement with Nancy Meyers, the Company’s Chief Financial Officer, as part of a salary reduction program for certain employees of the Company and its subsidiaries approved by the Compensation Committee of the Company’s Board of Directors. Ms. Meyers will have her annual base salary reduced by ten percent (10%) during the term of the Salary Reduction Agreement. In return for the reduction in her annual base salary, Ms. Meyers will be entitled to receive a grant of restricted stock unit awards (“RSUs”) on July 1, 2024 and each 1st of January thereafter during the term of the Salary Reduction Agreement, each such RSU representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Equity Incentive Plan and form RSU award agreement, with the number of shares underlying the RSU awards to be determined by dividing the projected amount of Ms. Meyers base salary reduction for the calendar year, respectively, by $1.60, rounded down to the nearest number of whole shares. Each RSU granted pursuant to the Salary Reduction Agreement vests in full on the 1st of January following its grant date and is payable as soon as reasonably practicable after vesting. The term of the Salary Reduction Agreement is until December 31, 2025. Pursuant to the Salary Reduction Agreement, a pro-rata portion of RSUs granted will vest upon the early termination of the Salary Reduction Agreement, or any termination of the employment of Ms. Meyers except for a termination for cause. Any unvested RSUs will be forfeited in whole by Ms. Meyers in the event she is terminated by the Company for cause.

Paul Ryan – Former Executive Vice President, Authentication Segment

On March 1, 2023, the Company’s wholly owned Subsidiary Trust Codes Global Limited (“Employer”) entered into an Employment Agreement with Mr. Ryan with an initial term of three years, until either party gives 90-day notice of non-renewal or otherwise terminated the agreement according to its terms. Under the employment agreement, Mr. Ryan is entitled to an annual base salary of NZD$160,000 until the first month where Employer breaks even as determined by the Employe, and NZD$320,000 per annum gross thereafter. In August 2023 Mr. Ryan’s salary was increased to NZD$320,000 and reduced by ten percent (10%) with the salary reduction agreement. On September 24, 2024, Mr. Ryan, notified us of his resignation and on October 4, 2024, we placed Mr. Ryan on garden leave, meaning he remained employed by us but was only working for us upon request.

Curt Kole – Former Executive Vice President, Precision Logistics; Executive Vice President, Global Sales and Strategy, PeriShip Global

On April 22, 2022, the Company’s wholly owned Subsidiary PeriShip Global, LLC entered into an Employment Agreement with Mr. Kole with an initial term of two years, which automatically renews for additional one-year terms until either party gives 60-day notice of non-renewal or otherwise terminated the agreement according to its terms. Under the employment agreement, Mr. Kole is entitled to an annual base salary of $230,000. Additionally, pursuant to the employment agreement, on April 22, 2022, Mr. Kole was awarded PSUs with a grant date value equal to his annual base salary, each such unit representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the 2020 Plan. These PSUs, except as otherwise provided in the award agreement, will vest, subject to continuous employment and other conditions, as follows: 50% if the Company’s common stock price exceeds $5.00 per share for a period of 20 consecutive days, and the remaining 50% if the Company’s common stock price exceeds $7.00 per share for a period of 20 consecutive days, in each case prior to the three-year anniversary of the grant date. Pursuant to the employment agreement Mr. Kole will receive a commission of 1.5% on eligible annual sales in excess of $30,000,000, increasing to 2.0% on eligible annual sales in excess of $32,000,000. The employment agreement may be terminated by us for cause, by Mr. Kole without good reason, or by delivering a non-renewal notice. If terminated by us without cause or by Mr. Kole with good reason Mr. Kole will be entitled to accrued but unpaid base salary and expenses, a payment equal to 12 months of his then base salary if the Employment Agreement is terminated during the initial two year term or a payment equal to 6 months of his then base salary if the Employment Agreement is terminated after the initial two year term, and six months of benefits. If terminated upon a non-renewal notice, Mr. Kole will be entitled to any accrued and unpaid salary and expenses prior to the effective date of his termination.

On June 4, 2024, we terminated Mr. Kole’s employment effective June 30, 2024 from all positions with the Company and its subsidiaries.

Short Term Incentive Plan

On March 12, 2024, the Compensation Committee approved a short term incentive cash bonus plan. The plan is available to nearly all of the Company’s employees, including our named executive officers except for Mr. Stedham and Mr. Ryan. Under the plan, Ms. Meyers is eligible to receive a cash bonus up to 15% of her annual base salary as of January 1 each year, Mr. Volk is eligible to receive a cash bonus up to 6% of his annual base salary as of January 1 each year, and during his employment Mr. Kole was eligible to receive a cash bonus equal to 6% of his annual base salary as of January 1 each year, subject to upward adjustment. Under the Plan, 50% of the bonus is based on achieving 100% of an Adjusted EBITDA performance goal to be set annually by the Compensation Committee. Only if the Adjusted EBITDA target is achieved, the remaining 50% of the bonus is based on achieving 100% of a revenue performance goal to be set annually by the Compensation Committee. Under the plan, the bonus amount can be adjusted upward if the revenue performance goal is exceeded in an amount equal to the total target bonus multiplied by the same percentage that revenue exceeds the revenue performance goal, up to a maximum of 150 percent. No amounts were paid under the plan in fiscal year 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for our Named Executive Officers as of December 31, 2024.

	Option Awards			Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Adam Stedham	—	—	—	9,375	(4)	12,750
				136,055	(5)	185,035
							550,000	(7)	748,000
Fred G. Volk III	—	—	—	6,250	(4)	8,500
				13,334	(6)	18,134
							75,000	(8)	102,000
							62,696	(9)	85,267
Nancy Meyers	—	—	—	5,625	(4)	7,650
							120,000	(10)	163,200
							28,125	(11)	38,250
Paul Ryan (2)	—	—	—	—		—	—		—
Curt Kole (3)	—	—	—	—		—	—		—

(1)	The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 31, 2024, of $1.36 per share.

(2)	Paul Ryan served as our Executive Vice President, Authentication Segment until October 4, 2024.

(3)	Curt Kole served as our Executive Vice President of Precision Logistics and as Executive Vice President, Global Sales and Strategy of PeriShip Global until June 4, 2024.
(4)	These RSUs, which convert into common stock on a one-for-one basis, were granted on July 1, 2024 pursuant to the Company’s salary reduction program, pursuant to which the number of RSUs was determined by dividing the amount of the grantee’s salary reduction by $1.60. The RSUs will vest on January 1, 2025.

(5)	These RSUs, which convert into common stock on a one-for-one basis, were granted on July 19, 2023. The first tranche vested on June 19, 2024, and the remaining two tranches will vest in two equal installments on each of June 19, 2025 and June 19, 2026, subject to the grantees’ continued service through each vesting date except as otherwise provided in the applicable award agreement.

(6)	These RSUs, which convert into common stock on a one-for-one basis, were granted on November 2, 2022. The first and second tranches vested on each of November 2, 2023 and November 2, 2024, and the remaining tranche will vest on November 2, 2025, subject to the grantees’ continued service through each vesting date except as otherwise provided in the applicable award agreement.

(7)	These PSUs were granted on June 19, 2023 and vest in three tranches, except as otherwise provided in the award notice. Tranche 1 will vest 150,000 shares on or after June 19, 2024 if our common stock trades at or above $2.21 per share for 20 consecutive days prior to June 19, 2027. Tranche 2 will vest 200,000 shares on or after June 19, 2025 if our common stock trades at or above $2.94 per share for 20 consecutive trading days prior to June 19, 2027. Tranche 3 will vest 200,000 shares on June 19, 2027 if our common stock trades at or above $3.68 per share for 20 consecutive trading days prior to June 19, 2027.

(8)	These PSUs were granted on June 30, 2024 and vest in three tranches, except as otherwise provided in the award notice. Tranche 1 will vest 20,000 shares on or after June 18, 2025 if our common stock trades at or above $2.21 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 2 will vest 25,000 shares on or after June 18, 2025 if our common stock trades at or above $2.94 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 3 will vest 30,000 shares on June 18, 2027 if our common stock trades at or above $3.68 per share for 20 consecutive trading days prior to June 18, 2027.

(9)	These PSUs were granted on April 22, 2022 and vest in two equal tranches, except as otherwise provided in the award notice. Tranche 1 will vest on the earlier of April 22, 2024, or April 22, 2025 if our common stock during such period is at or above $5.00 for 20 consecutive trading days. Tranche 2 will vest on the earlier of April 22, 2024, or April 22, 2025 if our common stock during such period is at or above $7.00 for 20 consecutive trading days.

(10)	These PSUs were granted on July 20, 2023 and vest in three tranches, except as otherwise provided in the award notice. Tranche 1 will vest 35,000 shares on or after June 18, 2024 if our common stock trades at or above $2.21 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 2 will vest 40,000 shares on or after June 18, 2025 if our common stock trades at or above $2.94 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 3 will vest 45,000 shares on June 18, 2027 if our common stock trades at or above $3.68 per share for 20 consecutive trading days prior to June 18, 2027.

(11)	These PSUs were granted on February 16, 2022 and vest in two equal tranches, except as otherwise provided in the award notice. Tranche 1 will vest on the earlier of February 16, 2024, or February 16, 2025 if our common stock during such period is at or above $5.00 for 20 consecutive trading days. Tranche 2 will vest on the earlier of February 16, 2024, or February 16, 2025 if our common stock during such period is at or above $7.00 for 20 consecutive trading days.

Director Compensation

Our directors are eligible to receive options, restricted stock and other equity linked grants under our equity incentive plans. The Compensation Committee of the Board has approved a director compensation policy (“Director Compensation Policy”) to govern the annual compensation payable to directors for their service on our Board. The Compensation Committee has reserved the right to make any necessary, appropriate or desirable changes to the terms of the Policy.

Pursuant to our Director Compensation Policy, as amended, starting in fiscal year ended December 31, 2024, and until such time that our Compensation Committee or Board determines a change in director compensation is necessary, appropriate or desirable, each non-employee director shall receive an annual award of 35,000 RSUs or 35,000 shares of restricted stock under the 2020 Plan (or a successor stockholder-approved plan thereto) on the first business day following the date a quorum of stockholders meets and votes on proposals in an annual meeting of stockholders.

Under our Director Compensation Policy in place during fiscal year 2024 and as of the date hereof, a non-employee director may specify before the date that is 15 days preceding the annual meeting of stockholders of the year prior to the year of grant whether he or she would prefer to receive his or her awards to be granted in the following year to be in the form of RSUs or restricted stock; provided, however, such choice will not be binding on the Compensation Committee. The RSUs or restricted stock granted pursuant to the Director Compensation Policy will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service to the Board through such date, or the death or disability of the non-employee director, and will be payable upon the earlier of the director’s separation from service as a director or, upon an earlier payment date elected by the director, provided that the election is made no later than the date that is 15 days preceding the annual meeting of stockholders of the year prior to the year of grant.

The following table sets forth information about the compensation earned by or paid to our directors during our fiscal year ended December 31, 2024. Please refer to the “Summary Compensation Table” above for compensation earned by Mr. Stedham as a member of the Board during fiscal year 2024.

Name	Stock Awards ($)(1) (2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Scott Greenberg	56,000	-	-	56,000
David Edmonds	56,000	-	-	56,000
Marshall Geller	56,000	-	-	56,000
Howard Goldberg	56,000	-	-	56,000
Dr. Arthur Laffer	56,000	-	-	56,000

(1)	Amounts in this column represent the grant date fair value of the awards, calculated in accordance with ASC 718. Each of our directors received restricted stock awards except Mr. Edmonds who received restricted stock units. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

(2)	The table below sets forth the number of unvested stock awards and the aggregate number of options outstanding held by each of our directors, except for Mr. Stedham, as of December 31, 2024. Please refer to the “Outstanding Equity Awards at Fiscal Year End” table above for the number of unvested stock awards and options outstanding held by Mr. Stedham as of December 31, 2024.

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2024	Aggregate Number of Unvested Stock Awards Outstanding at December 31, 2024
David Edmonds	—	35,000
Marshall Geller	23,000	65,000
Howard Goldberg	25,000	35,000
Scott Greenberg	10,000	121,819
Arthur Laffer	23,000	35,000

(3)	Does not include payments or benefits provided under the Company’s 2021 Stock Purchase Plan which are generally available to all salaried employees.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of grants. We do not currently have a formal policy with respect to the timing of option grants as our current practice is to grant time- and performance-based RSUs to align executive compensation with shareholder return.

During the fiscal ended December 31, 2024, we did not grant any named executive officers option awards in the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information as of December 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	81,000 (2)	$3.70	1,308,491 (3)
Equity compensation plans not approved by security holders	140,000 (4)	3.50	-
Total	221,000	3.57	1,308,491

(1)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”).

(2)	Represents shares of common stock issuable upon exercise of stock options granted under the 2017 Equity Incentive Plan (the “2017 Plan”).

(3)	Includes 954,322 shares remaining available for issuance under the 2020 Plan, 354,169 shares remaining available for issuance under the 2021 Plan.

(4)	Includes individual grants to employees and consultants for services rendered to the Company which were not made under the Company’s existing equity incentive plans.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the number of shares of our common stock beneficially owned as of February 27, 2025, by: (i) those persons known by us to be owners of more than 5% of its common stock; (ii) each director; (iii) our named executive officers (as disclosed in the Summary Compensation Table); and (iv) our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: VerifyMe, Inc., 801 International Parkway, Fifth Floor, Lake Mary, Florida 32746. We also have 0.85 share of Series B Convertible Preferred Stock outstanding held by the Estate of Claudio Ballard.

Beneficial Owner	Amount of Beneficial Ownership of Common Stock (1)		Percent of Common Stock Beneficially Owned (1)
Named Executive Officers:
Adam H Stedham (2)	424,522	(3)	3.4%
Fred G. Volk, III	56,780		*
Nancy Meyers	22,918	(4)	*
Paul Ryan	353,492	(5)	2.9%
Curt Kole	62,310		*
Directors:
David Edmonds	84,662	(6)	*
Marshall Geller	750,563	(7)	5.9%
Howard Goldberg	343,662	(8)	2.8%
Scott Greenberg	315,005	(9)	2.5%
Arthur Laffer	476,818	(10)	3.8%
All directors and executive officers as a group (9 persons)	2,516,284		18.9%
Greater than 5% Stockholders
Geller Living Trust, dated July 26, 2002	663,563	(11)	5.3%

* indicates less than 1%

(1)	Based on 12,354,772 shares of common stock issued and outstanding as of February 27, 2025. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or warrants. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested RSUs or PSUs, stock options or warrants except for those vesting within 60 days. As for the 5% stockholders, we are relying upon reports filed by each 5% stockholder with the SEC.

(2)	Mr. Stedham is also a director of the Company.

(3)	Includes (i) 28,592 vested RSUs that become payable in shares of common stock upon Mr. Stedham’s separation from service as a director of the Company and (ii) 152,174 shares of common stock underlying a presently exercisable convertible promissory note in the principal amount of $175,000 with conversation price of $1.15 per share.

(4)	Includes 48 shares of common stock held by Ms. Meyers’ spouse.

(5)	These shares of common stock are held by Trust Codes Limited. Mr. Ryan may be deemed to have beneficial ownership over the securities held by Trust Codes Limited.

(6)	Includes 15,217 vested RSUs that become payable in shares of common stock upon Mr. Edmonds’ separation from service as a director of the Company.

(7)	Includes (i) 35,000 unvested shares of restricted stock held by Mr. Geller that will vest in full on June 5, 2025, (ii) 370,034 shares of common stock held by the Geller Living Trust, dated July 26, 2002 (the “Geller Trust”), (iii) 68,310 vested RSUs held by the Geller Trust that become payable in shares of common stock upon Mr. Geller’s separation from service as a director of the Company, (iv) 152,174 shares of common stock underlying a presently exercisable convertible promissory note held by the Geller Trust in the principal amount of $175,000 with conversation price of $1.15 per share, (v) 3,000 shares of common stock underlying stock options exercisable at $5.295 per share held by the Geller Trust and (vi) 7,000, 31,104 and 31,941 shares of common stock underlying warrants exercisable at $4.60 per share, $3.215 per share and $4.60 per share, respectively, held by the Geller Trust.

(8)	Includes (i) 35,000 unvested shares of restricted stock that will vest in full on June 5, 2025, (ii) 89,310 vested RSUs that become payable in shares of common stock upon Mr. Goldberg’s separation from service as a director of the Company and (iii) 5,000 shares of common stock underlying stock options exercisable at $5.295 per share.

(9)	Includes (i) 35,000 unvested shares of restricted stock that will vest in full on June 5, 2025, (ii) 68,310 vested RSUs that become payable in shares of common stock upon Mr. Greenberg’s separation from service as a director of the Company, (iii) 43,478 shares of common stock underlying a presently exercisable convertible promissory note in the principal amount of $50,000 with conversation price of $1.15 per share and (iv) 6,403 and 15,552 shares of common stock underlying warrants exercisable at $4.60 per share, and $3.215 per share, respectively.

(10)	Includes (i) 35,000 unvested shares of restricted stock that will vest in full on June 5, 2025, (ii) 89,310 vested RSUs that become payable in shares of common stock upon Mr. Laffer’s separation from service as a director of the Company, (iii) 25,600 and 10,800 shares of common stock underlying warrants exercisable at $4.60 per share, (iv) 31,104 shares of common stock underlying warrants exercisable at $3.215 per share held by Jama Land, LLC, (v) 3,000 shares of common stock underlying stock options exercisable at $4.025 per share, and (vi) 47,925 shares of common stock held by Jama Land, LLC. Dr. Laffer is the managing member of Jama Land, LLC. The amount also includes 43,478 shares of common stock underlying a presently exercisable convertible promissory note held by the 1065 Institute, Inc. in the principal amount of $50,000 with conversation price of $1.15 per share. Mr. Laffer is a director and the Secretary of the 1065 Institute, Inc. and may be deemed to beneficially own the securities held by the 1065 Institute, Inc.

(11)	Mr. Geller is a co-trustee, along with his wife, of the Geller Trust and exercises voting and investment power over the shares held by the Geller Trust. This information is derived from the Amendment No. 2 to Schedule 13D filed by Marshall Geller and the Geller Trust on January 30, 2025. The address for Marshall Geller and the Geller Trust is c/o VerifyMe, Inc. 801 International Parkway, Fifth Floor, Lake Mary, FL 32746.

The table above does not include the following grants:

•	60,000 PSUs granted to two members of the Board on April 7, 2022, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan, vesting over a period of two to three years, in two tranches, depending on certain criteria being met,

•	121,994 PSUs granted to two members of management on April 22, 2022, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan, vesting over a period of two to three years, in two tranches, depending on certain criteria being met,

•	56,819 PSUs granted to one member of the Board on March 15, 2023, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan, vesting over a period of two to three years, in two tranches, depending on certain criteria being met,

•	550,000 PSUs granted to our Chief Executive Officer, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on June 19, 2023 and vest over a period of four years, in three tranches, depending on certain criteria being met,

•	195,000 PSUs granted to two members of management, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on July 20, 2023 and vest over a period of four years, in three tranches, depending on certain criteria being met,

•	75,000 PSUs granted to one member of management, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on June 30, 2024 and vest over a period of three years, in three tranches, depending on certain criteria being met, and

•	54,312 RSUs granted to four members of management, which convert into common stock on a one-for-one basis, pursuant to the Company’s salary reduction program, which will vest on January 1, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees, or beneficial holders of more than five percent of our capital stock, or relative or spouse of any of the foregoing persons or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the sections entitled “Executive Compensation” and “Director Compensation.”

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties and entities related to related parties including Adam Stedham, the Company’s President and CEO; Scott Greenberg, the Company’s Chairman; Curt Kole, one of our named executive officers; the Geller Trust; and the 1065 Institute, Inc., a non-profit entity to which our director Dr. Arthur Laffer serves as a director and secretary. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. The largest aggregate amount of principal outstanding on the notes since they were issued was $1,100 thousand. As of April 17, 2024 the amount outstanding on the notes was $1,100 thousand. Between the date the notes were issued and April 17, 2024, the Company has paid a total of $0 and $44 thousand in principal and interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy on Pre-Approval of Retention of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. All of the services provided, and fees charged by MaloneBailey were approved by our Audit Committee.

Independence Analysis by Audit Committee

The Audit Committee considered whether the provision of the services described above was compatible with maintaining the independence of MaloneBailey and determined that the provision of these services was compatible with the firm’s independence.

Fees for Professional Services Provided by MaloneBailey, LLP

The following table shows fees for professional services provided by MaloneBailey during the fiscal year ended December 31, 2024, which we refer to as fiscal year 2024 and the fiscal year ended December 31, 2023, which we refer to as fiscal year 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees (1)	$263,165	$243,756
Audit-Related Fees (2)	-	-
Tax Fees (3)	24,546	15,450
All Other Fees (4)	-	3,700
Total	$287,711	$262,906

(1)	Audit fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reporter under “Audit Fees.”

(3)	Tax fees relate to services performed in connection with the Company’s annual tax return.

(4)	All other fees relate to services rendered in connection with our registration statement filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 24, 2020 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 29, 2020)
4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-234155) filed on May 22, 2020)
4.2	Warrant Agent Agreement dated June 22, 2020 between the Company and West Coast Stock Transfer, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
4.3	Form of Common Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
4.4	Form of Common Warrant (incorporated here by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
4.5*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Employment Agreement with Nancy Meyers, dated February 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K file on February 22, 2022)
10.3#	Employment Agreement between PeriShip Global, LLC and Fred Volk III, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.4#	Employment Agreement between PeriShip Global, LLC and Jack Wang, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.5#	Employment Agreement with Adam Stedham, effective June 19, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2023)
10.6#	Restricted Stock Unit Award Agreement between the Company and Patrick White dated March 15, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2023)
10.7#	Restricted Stock Unit Award Agreement between the Company and Keith Goldstein dated July 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.8#	Restricted Stock Unit Award Agreement between the Company and Margaret Gezerlis dated July 31, 2023 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.9#	Restricted Stock Unit Award Agreement between the Company and Adam Stedham dated June 19, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
10.10#	Restricted Stock Unit Award Agreement between the Company and Scott Greenberg dated March 15, 2023 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2023)
10.11#	2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017)
10.11.1#	Amendment to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2019)

10.12#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.12.1#	First Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement filed Schedule 14A filed on April 4, 2022)
10.12.2#	Second Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2023)
10.12.3#	Third Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2024).
10.13#	VerifyMe, Inc. 2021 Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021)
10.14#	Non-Qualified Stock Option Agreement dated August 2017 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.15#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.16#	Amendment to Non-Qualified Stock Option Agreement dated April 16, 2020 to that Non-Qualified Stock Option Agreement dated August 2017 and that Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.17#	Incentive Stock Option Agreement dated August 14, 2019 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.18#	Form of Restricted Stock Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)
10.19#	Form of Director Non-Qualified Stock Option Agreement (immediate vesting) (incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.20#	Form of Director Non-Qualified Stock Option Agreement (quarterly vesting) (incorporated herein by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)
10.21#	Form of Restricted Stock Agreement pursuant to the 2017 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.22#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.23#	Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.24#	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.25#	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.26#	Form of Restricted Stock Unit Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

10.27#	Form of Restricted Stock Unit Award Agreement (Subsidiary Employees) (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.28#	Form of Restricted Stock Unit Award Agreement (performance) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
10.29	Professional Services Agreement between PeriShip Global (as successor to PeriShip, LLC) and FedEx Corporate Services, Inc. dated June 1, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.30	Form of FedEx Transportation Services Agreement Pricing Agreement between PeriShip Global (as successor to PeriShip, LLC) and Federal Express Corporation, et al (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
10.31	Amendment to Professional Services Agreement with FedEx Corporate Services, Inc. dated August 25, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022)
10.32	Revolving Line of Credit Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.33	Guaranty and Suretyship Agreement between VerifyMe, Inc., and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.34	Security Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.35	Security Agreement between VerifyMe, Inc. and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.36	Amended and Restated Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.37	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.38	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank National Association effective August 7, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.39	Form of Convertible Subordinated Promissory Note (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2023)
10.40	Employee Bonus Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
10.41	Consulting Agreement with Pentant LLC effective as of November 15, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
10.41.1	First Amendment to Consulting Agreement with Pentant LLC effective June 30, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
10.42	Form of RSU Award Agreement (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2024)
10.43	Form of Salary Reduction Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024)
10.44	Form of Inducement Letter Agreement dated January 13, 2025 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
19	Insider Trading Policy
21.1*	Subsidiaries of VerifyMe, Inc.
23*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith

** Furnished herewith

# Denotes management compensation plan or contract

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VerifyMe, Inc.

By:	/s/ Adam Stedham
Adam Stedham Chief Executive Officer and President
Date: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Stedham	Chief Executive Officer, President and Director	March 12, 2025
Adam Stedham	(Principal Executive Officer)

/s/ Nancy Meyers	Executive Vice President and Chief Financial Officer	March 12, 2025
Nancy Meyers	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Scott Greenberg	Director and Chairman	March 12, 2025
Scott Greenberg

/s/ Marshall Geller	Director	March 12, 2025
Marshall Geller

/s/Howard Goldberg	Director	March 12, 2025
Howard Goldberg

/s/ Arthur Laffer	Director	March 12, 2025
Arthur Laffer

/s/ David Edmonds	Director	March 12, 2025
David Edmonds

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VerifyMe, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018

Houston, Texas

March 12, 2025

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents including restricted cash	$2,823	$3,095
Accounts receivable, net of allowance for credit loss reserve, $71 and $165 as of December 31, 2024 and December 31, 2023, respectively	2,636	3,017
Unbilled revenue	733	1,282
Prepaid expenses and other current assets	131	254
Inventory	39	38
TOTAL CURRENT ASSETS	6,362	7,686

PROPERTY AND EQUIPMENT, NET	$116	$240

RIGHT OF USE ASSET	236	468

INTANGIBLE ASSETS, NET	5,365	6,927

GOODWILL	3,988	5,384
TOTAL ASSETS	$16,067	$20,705

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$500	$500
Accounts payable	2,971	3,310
Other accrued expense	660	988
Lease liability- current	108	170
Contingent liability-current	-	173
TOTAL CURRENT LIABILITIES	4,239	5,141

LONG-TERM LIABILITIES
Contingent liability, non-current	$-	$751
Long-term lease liability	139	307
Term note	375	875
Convertible note – related party	450	475
Convertible note	650	625
TOTAL LIABILITIES	$5,853	$8,174

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized;10,829,908 and 10,453,315 shares issued, 10,539,441 and 10,123,964 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	11	10

Additional paid in capital	96,344	95,031

Treasury stock as cost; 290,467 and 329,351 shares at December 31, 2024 and December 31, 2023, respectively	(480)	(659)

Accumulated deficit	(85,673)	(81,849)

Accumulated other comprehensive loss	12	(2)

STOCKHOLDERS' EQUITY	10,214	12,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,067	$20,705

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2024	December 31, 2023

NET REVENUE	$24,207	$25,313

COST OF REVENUE	15,545	17,287

GROSS PROFIT	8,662	8,026

OPERATING EXPENSES
Segment management and Technology(a)	5,454	5,097
General and administrative (a)	3,852	4,416
Research and development	70	107
Sales and marketing (a)	1,361	1,644
Goodwill and Intangible asset impairment	2,315	90
Total Operating expenses	13,052	11,354

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,390)	(3,328)

OTHER INCOME (EXPENSE)
Interest expenses, net	(130)	(161)
Change in fair value of contingent consideration	844	201
Loss on equity investment	-	(100)
Loss on sale of business	(146)	-
Other expense, net	(2)	(2)
TOTAL OTHER INCOME (EXPENSE), NET	566	(62)

NET LOSS	$(3,824)	$(3,390)

LOSS PER SHARE
BASIC	(0.37)	(0.35)
DILUTED	(0.37)	(0.35)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	10,402,508	9,766,469
DILUTED	10,402,508	9,766,469

(a)	Includes share-based compensation of $1,555 thousand for the year ended December 31, 2024, and $1,675 thousand for the year ended December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

F-3

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023

NET LOSS	$(3,824)	$(3,390)

Change in fair value of interest rate, swap	8	7

Foreign currency translation adjustments	6	(6)

TOTAL COMPREHENSIVE LOSS	$(3,810)	$(3,389)

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,824)	$(3,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for bad debt	49	139
Stock based compensation	255	200
Loss on equity investment	-	100
Loss on sale of business	134	-
Change in fair value of contingent consideration	(836)	(201)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	1,300	1,475
Loss on disposal of equipment	-	2
Impairments	2,301	190
Amortization and depreciation	1,212	1,134
Unrealized gain on foreign currency transactions	(24)	(25)
Changes in operating assets and liabilities:
Accounts receivable	298	1,295
Unbilled revenue	521	(96)
Inventory	-	(57)
Prepaid expenses and other current assets	115	9
Accounts payable, other accrued expenses and net change in operating leases	(630)	(531)
Net cash provided by operating activities	871	244

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(12)	(62)
Leasehold improvements	-	(8)
Purchase of office equipment	(7)	(27)
Cash paid in business combination	-	(363)
Deferred implementation costs	-	(58)
Capitalized software costs	(504)	(677)
Cash from sale of business assumed by the buyer	(52)	-
Net cash used in investing activities	(575)	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	1,800
Proceeds from convertible debt	-	1,100
Proceeds from SPP Plan	21	80
Contingent consideration payments	(53)	-
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(66)	(36)
Increase in treasury shares (share repurchase program)	(18)	(10)
Repayment of debt and line of credit	(500)	(2,300)
Net cash (used in) provided by financing activities	(616)	634

Effect of exchange rate changes on cash	48	1

NET DECREASE IN CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH	(272)	(316)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	3,095	3,411

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - END OF PERIOD	$2,823	$3,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$178	$165
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in fair value of interest rate, swap	$8	$7

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2022	-	-	0.85	-	8,951,035	10	92,987	389,967	(949)	(3)	(78,459)	13,586
Restricted stock awards, net of shares withheld for employee tax	-	-	-	-	499,444	-	468	-	-	-	-	468
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	123,989	-	970	-	-	-	-	970
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	70,047	-	(77)	(61,302)	211	-	-	134
Common stock issued for services	-	-	-	-	133,654	-	147	-	-	-	-	147
Common stock issued in relation to Acquisition	-	-	-	-	353,492	-	625	-	-	-	-	625
Repurchase of common stock	-	-	-	-	(6,201)	-	-	6,201	(10)	-	-	(10)
Treasury stock retired	-	-	-	-	-	-	(89)	(5,515)	89	-	-	-
Cancellation of Common stock	-	-	-	-	(1,496)	-	-	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	-	-	-	(3,390)	(3,390)
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	388	-	-	-	-	389
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	94,688	-	720	(38,095)	125	-	-	845
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	72	-	-	26
Common stock issued for services	-	-	-	-	180,000	-	251	-	-	-	-	251
Repurchase of Common Stock	-	-	-	-	(21,100)	-	-	21,100	(18)	-	-	(18)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	14	-	14
Net loss	-	-	-	-	-	-	-	-	-	-	(3,824)	(3,824)
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214

The accompanying notes are an integral part of these unaudited consolidated financial statement

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” “we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, is based in Lake Mary, Florida and its common stock, par value $0.001 per share, and certain warrants to purchase common stock are traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbols “VRME” and “VRMEW,” respectively.

The Company is a specialized logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. The Company operates a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global, LLC (“PeriShip Global”) and accounts for nearly all VerifyMe revenue and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities. Further information regarding our business segments is discussed below.

The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the year ended December 31, 2023, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global and Trust Codes Global Limited (“Trust Codes Global”). Trust Codes Global was divested on December 8, 2024. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted the new standard beginning January 1, 2024. Note 15 – Segment Reporting has been updated to reflect the new disclosure requirements and certain amounts have been reclassified in the Consolidated Statement of Operations. There is no other impact of adoption of this standard on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220). This standard requires disclosure of specific information about costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

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

The Company follows FASB Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, and applies it to all assets and liabilities that are being measured and reported on a fair value basis. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2024 and December 31, 2023.

Amounts in Thousands ('000)

	Derivative Asset (Liability)	Contingent Consideration
	(Level 2)	(Level 3)

Balance as of December 31, 2023	4	(924)

Change in fair value of contingent consideration	-	844

Payments	-	53

Foreign currency adjustment	-	27

Change in fair value to interest rate, SWAP, recognized in other comprehensive loss	8	-

Balance at December 31, 2024	$12	$-

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics and (ii) Authentication. See Note 15 Segment Reporting, for further discussion of the Company’s segment reporting structure.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations, in the accounting for business acquisitions. ASC Topic 805 requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Basic and Diluted Net Loss per Share of Common Stock

The Company follows ASC Topic 260, Earnings Per Share, when reporting earnings per share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the periods presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

For the year ended December 31, 2024, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the year ended December 31, 2024, there were approximately 7,971,000 anti-dilutive shares consisting of 1,606,000 unvested performance restricted stock units, 414,000 restricted stock units and restricted stock awards, 221,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows (dollars in thousands):

	As of
	December 31, 2024	December 31,2023

Cash and cash equivalents	$2,823	$3,032
Restricted cash	-	63
Total cash and cash equivalents including restricted cash	$2,823	$3,095

The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. No cash was subject to restriction as of December 31, 2024. As of December 31, 2023, the Company held $63 thousand of cash subject to restrictions.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $22 thousand and $139 thousand for allowance for credit losses as of December 31, 2024, and 2023, respectively.

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

Equipment for Lease

Equipment for lease principally consists of costs associated with the development, certification and production of the VerifyChecker™ and the VerifyAuthenticatorTM Smartphone Authenticator technology. These technologies are leased to customers typically for a period of one year in length with automatically renewable leases cancellable by either party by written notice provided 90 days in advance. We examined the effect of ASU No. 2016-02 Leases (Topic 842) and determined the impact is not material. Our policy is to capitalize the costs related to this equipment and depreciate on a straight-line basis over the estimated lives of the equipment which was determined to be 5 years.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Capitalized Software

Costs incurred in connection with the development of software related to our proprietary proactive end-to-end logistics management products are accounted for in accordance with ASC Topic 350 “Hosting Arrangements and Internally Used Software.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins once the product is available to the market. Capitalized software development costs are amortized over the estimated life of the related product, generally six years, using the straight-line method. The Company will evaluate its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with ASC Topic 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

Derivative Instruments

The Company evaluates its equity investments, long-term derivative liabilities, preferred stock, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC Topic 480, Distinguish by Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as an asset or liability. The change in fair value is recorded in the Consolidated Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Foreign Currency Translation

The functional currency of our New Zealand operations is the local currency, New Zealand dollar (NZD). The translation of the foreign currency into U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Translation gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and administrative” on our Consolidated Statements of Operations. The unrealized foreign currency transaction gain/losses for the years ended December 31, 2024 and December 31, 2023, were $6 thousand loss and $5 thousand gain, respectively.

Revenue Recognition

The Company accounts for revenues according to ASC Topic 606, Revenue from Contracts with Customers which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

The Company applies the following five steps, separated by reportable segments, in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements. For more detailed information about reportable segments, see Note 15 – Segment reporting.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Authentication

Our Authentication segment primarily consists of our brand protection service line which consists of a custom suite of products that offer clients traceability and brand solutions. Terms typically range between 30 and 90 days. Our performance obligation is met, and revenue is recognized when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement. Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the twelve months ended December 31, 2024.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture. For performance restricted stock units (“RSU”) with stock price appreciation targets (see Note 10 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $3 thousand and $39 thousand for the years ended December 31, 2024, and 2023, respectively, and are included in Sales and Marketing on the Consolidated Statements of Operations.

Research and Development Costs

In accordance with ASC Topic 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2024, and 2023 were $70 thousand and $107 thousand, respectively.

Income Taxes

The Company follows ASC Topic 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2005 remain subject to examination by major tax jurisdictions due the carryforward of unutilized NOLs.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Authentication		Precision Logistics		Consolidated
Revenue	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023	2024	2023

Proactive services	$-	$-	$19,365	$19,879	$19,365	$19,879
Premium services	-	-	4,401	4,773	4,401	4,773
Brand protection services	441	661	-	-	441	661
	$441	$661	$23,766	$24,652	$24,207	$25,313

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of December 31, 2024, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	December 31,
In Thousands	2024	2023
Beginning balance, January 1	$1,282	$1,185
Contract asset additions	8,572	8,087
Reclassification to accounts receivable, billed to customers	(9,121)	(7,990)
Ending balance (1)	$733	$1,282

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – BUSINESS COMBINATION

Trust Codes Global Limited

On March 1, 2023, we acquired, through Trust Codes Global, the business and certain assets of Trust Codes Limited (“Trust Codes”), specializing in brand protection, anti-counterfeiting, and consumer engagement technology with an expertise in the food and agriculture industry. Trust Codes Global uses unique QR codes or IoT, coupled with GS1 standards to deliver cloud-based brand protection based on a unique per-item digital identity to protect brand and product authenticity, increase data visualization of a product through the end-to-end supply chain, and creates a data-drive engine to inform and educate consumers of the product. The Company accounted for the transaction as an acquisition of a business under ASC Topic 805 – Business Combination. The purchase price was approximately $1.0 million which consisted of $0.36 million in cash paid at closing and 353,492 shares of common stock of the Company, representing $0.65 million in stock consideration. In addition, the purchase agreement requires consideration contingent upon the achievement of earnings targets during a five-year period subsequent to the closing of the acquisition. The earn-out consideration was estimated at $1.1 million at the acquisition date, however the maximum amount of the payment is unlimited. The preliminary purchase price allocation was subject to change and was finalized in the fourth quarter of 2023. The goodwill recognized was due to the expected synergies from combining the operations of the acquiree with the Company. All of the goodwill recorded for financial statement purposes was deductible for tax purposes. The Company incurred $278 thousand in relation to acquisition related costs which were included in General and administrative, in the accompanying Consolidated Statements of Operations. Trust Codes Global is included in the Authentication segment and the results of its operations have been included in the consolidated financial statements beginning March 1, 2023.  The pro-forma financial information is immaterial to our results of operations and impractical to provide.

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands).

Cash	$363
Fair value of contingent consideration	1,125
Stock (issuance of 353,492 shares of common stock) (a)	625
Total purchase price	$2,113

		Amortization
		Period
Purchase price allocation:
Prepaid expenses	$25
Property and Equipment, net	18
ROU Asset	171
Developed Technology	485	8 years
Trade Names/Trademarks	148	18 years
Customer Relationships	68	10 years
Goodwill	1,383
Accounts payable and other accrued expenses	(14)
Current lease liability	(63)
Long term lease liability	(108)
	$2,113

(a)	Stock issued was calculated based on the 15-day volume-weighted average price (“VWAP”) through February 28, 2023 calculated at $1.8388.

On December 8, 2024 the Company sold Trust Codes Global pursuant to a Share Sale Agreement with a related party, Paul Ryan, former Executive Vice President of the Authentication Segment and employee of Trust Codes Global Limited. This divestiture did not qualify as a discontinued operation. The purchase price per the agreement was $1 NZD. We recognized a loss of $0.1 million on the sale of the business. Through his purchase, Mr. Ryan assumed the remaining cash balance in the bank accounts of $0.1 million and all continuing obligations and liabilities of Trust Codes Global Limited. The Trust Codes Global business was part of the Authentication segment.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

The Company divested the Trust Codes business on December 8, 2024. As of December 31, 2024, we had no current or non-current contingent consideration related to the acquisition of Trust Codes on the Consolidated Balance sheets. In 2024, payments of $53 thousand was paid for contingent consideration.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

ASC Topic 350, Intangibles Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under ASC Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. On September 24, 2024, Paul Ryan, Executive Vice President, Authentication Segment, notified us of his resignation. During the third quarter of fiscal year ended December 31, 2024, we identified concerns relating to the commercial viability of the Authentication segment. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC Topic 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Authentication segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an equity approach and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Authentication reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,351 thousand during the year ended December 31, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations. On December 8, 2024 we divested the Trust Codes business in the Authentication segment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Each of our two reportable segments represents an operating segment under ASC Topic 280, Segment Reporting. We test our goodwill at the reporting unit level, or one level below an operating segment, under ASC Topic 350, Intangibles Goodwill and Other. We determined that we have two reporting units for purposes of goodwill impairment testing, which represent our two reportable business segments, as discussed below.

Changes in the carrying amount of goodwill by reportable business segment for the year ended December 31, 2024, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2024	$1,396	$3,988	$5,384

2024 Activity
Goodwill impairment charge	(1,351)	-	(1,351)
Foreign currency translation	(45)	-	(45)
Net book value at
December 31, 2024	$-	$3,988	$3,988

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

The revisions to our internal forecasts resulted in an interim triggering event for the three months ended September 30, 2024, indicating the carrying value of our long-lived assets including patents and trademarks, customer relationships, and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the net undiscounted cashflow expected to be generated. The analysis indicated that certain intangible assets were impaired. The Company further concluded as of September 30, 2024 the carrying value exceeded its estimated fair value, which resulted in an impairment charge. The Company recorded an intangible impairment charge of $964 thousand during the year ended December 31, 2024, within goodwill and intangible asset impairment on the consolidated statement of operations. On December 8, 2024 we divested the Trust Codes business in the Authentication segment.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,112	$(230)	$882	10
Customer Relationships	1,839	(495)	1,344	7
Developed Technology	3,143	(1,411)	1,732	3
Internally Used Software	1,418	(207)	1,211	7
Non-Compete Agreement	191	(103)	88	2
Deferred Implementation	135	(27)	108	8
Total Intangible Assets	$7,838	$(2,473)	$5,365
December 31, 2023
Patents and Trademarks	$2,002	$(564)	$1,438	13
Capitalized Software	161	(109)	52	2
Customer Relationships	1,908	(317)	1,591	9
Developed Technology	3,632	(938)	2,694	5
Internally Used Software	914	(62)	852	6
Non-Compete Agreement	191	(65)	126	3
Deferred Implementation	198	(24)	174	9
Total Intangible Assets	$9,006	$(2,079)	$6,927

Amortization expense for intangible assets was $1,097 thousand and $1,030 thousand for the years ended December 31, 2024, and December 31, 2023, respectively. During the year ended December 31, 2023, the Company impaired certain assets related to its Developed Technology and Patents by $90 thousand, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use. During the year ended December 31, 2024, the Company impaired certain assets by $964 thousand, to bring the gross carrying amount related to these assets to zero as a result of the impairment analysis of long-lived assets under ASC 360.

Patents and Trademarks

As of December 31, 2024, our current patent and trademark portfolios consist of nine granted U.S. patents and two granted European patents, two pending foreign patent applications and several foreign trademarks. The Company abandoned one patents during the year ended December 31, 2024.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2025	$1,020
2026	1,020
2027	994
2028	620
2029	458
Thereafter	1,253
Total	$5,365

As of December 31, 2024, our intangible assets with definite lives had a weighted average remaining useful life of 6 years.  We have no amortizable intangible assets with indefinite useful lives.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
US	2024	2023

Loss before income taxes
Domestic	$(4,602)	$(2,612)
Foreign	721	(777)
Total loss before income taxes	(3,881)	(3,389)

Taxes under statutory US tax rates	(815)	(712)
Increase (decrease) in taxes resulting from:
Foreign taxes and rate differential	7	(53)
Increase (decrease) in valuation allowance	696	642
Change in State tax rate	284	(25)
Prior period true up	25	267
State taxes	(197)	(119)
Income tax expense	$-	$-

The increase in the valuation allowance during the years ended December 31, 2024 and December 31, 2023 was due primarily to the increase in our net operating losses which may not be utilized in the future.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
US
Net operating loss carryforwards	$6,646	$6,318
Restricted stock (RSAs, RSUs)	819	613
Stock options	159	527
Stock Purchase Plan (SPP)	-	2
Depreciation	(22)	(45)
Intangibles	93	(27)
Acquisition transaction costs	95	172
Capitalized research and development	(18)	(1)
Unrealized gain on investment	2	2
Bad debt	18	42
Capital loss carryforward	930	680
Accruals & other	-	11
Impairments	25	-
Gross deferred tax assets	$8,747	$8,294

Less valuation allowance	(8,747)	(8,294)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	-	-
Net deferred tax assets / (liabilities)	$-	$-

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

As of December 31, 2024, the Company has net operating loss carryforwards of $24.7 million for tax purposes, which will be available to offset future taxable income. If not used, $6.7 million of these carryforwards will expire beginning in 2025, and $18 million will carryforward indefinitely. As of the year ended December 31, 2023, the Company has net operating loss carryforwards of $22.7 million for tax purposes, which will be available to offset future taxable income. If not used, $7.5 million of these carryforwards will expire beginning in 2024, and $15.2 million will carryforward indefinitely.

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

The Company completed the IRC Section 382 analysis, in 2022, and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. The Company has not completed the IRC Section 382 analysis in 2023 or 2024 and is not aware of any indicators that may impose additional limitations on the use of NOL carryforwards.

No tax benefit has been reported in the December 31, 2024, financial statements due to the uncertainty surrounding the realizability of the benefit.

Uncertain Tax Positions

As of December 31, 2024, and 2023 we had no uncertain tax positions reflected on our balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2020 through 2024 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statues of limitations. The Company’s tax years from 2005 are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

The Tax Cuts and Jobs Act of 2017 imposes a mandatory repatriation tax on certain unremitted foreign earnings and provides a 100% deduction to domestic corporations for certain dividends received from foreign corporations after Dec. 31, 2017. The Company divested of its foreign subsidiary on December 8, 2024, therefore, there will be no future dividends from the earnings of our foreign subsidiary to result in U.S. federal income taxes.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $8.9 million at December 31, 2024. The Company did not utilize any NOL deductions for the year ended December 31, 2024.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2024, and December 31, 2023, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and recognized $1 thousand in interest and/or penalties in the Statements of Operations for the year ended December 31, 2024, and $2 thousand in interest and/or penalties in the Statements of Operations in the fiscal year ended December 31, 2023.

There are no taxes payable as of December 31, 2024, or December 31, 2023.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 7—DEBT

PNC Facility

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”). The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also included a four-year term note (the “Term Note”) for $2 million which matured in September of 2026 and required equal quarterly payments of principal and interest. The Term Note incurred interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  On January 21, 2025, the Term Note was paid in full and no future principal payments are due. The RLOC and Term Note are guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On November 3, 2023, PeriShip Global entered into a waiver and amendment to loan documents and received a waiver for certain events of default and entered into an amended and restated loan agreement with PNC effective October 31, 2023, which provided amendments to a number of affirmative and restrictive covenants applicable to PeriShip Global and extended the RLOC to September 30, 2024. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. PeriShip Global was not in compliance with all affirmative and restrictive covenants under the PNC Facility as of December 31, 2024. On February 28, 2025, we received a waiver as of December 31, 2024 for certain events of default.

As of December 31, 2024, our short-term debt outstanding under the Term Note was $500 thousand and total long-term debt outstanding under the Term Note was $375 thousand. During the year ended December 31, 2024, and December 31, 2023, the Company made a repayment of $500 thousand towards the principal of the outstanding Term Note. As of December 31, 2023, our short-term debt outstanding under the Term Note was $500 thousand and total long-term debt outstanding under the Term Note was $875 thousand. As of January 21, 2025 the Term Note was paid in full and no future principal payments are due.

During the year ended December 31, 2023, $1,800 thousand was drawn on the RLOC, of which $1,800 thousand was repaid. As of December 31, 2024, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company has designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant as of December 31, 2024, and as of December 31, 2023, respectively. As of January 21, 2025, we terminated our interest rate swap agreement.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2024, $450 thousand is held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2024, interest expense related to the convertible debt was $88 thousand. As of December 31, 2024, the amount outstanding on the convertible debt was $1,100 thousand and included in Convertible note and Convertible note – related party on the accompanying Consolidated Balance Sheets. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2024, and 2023, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company expensed $388 thousand and $477 thousand related to restricted awards for the years ended December 31, 2024 and December 31, 2023, respectively.

The Company expensed $912 thousand and $998 thousand related to restricted stock units for the years ended December 31, 2024 and December 31, 2023, respectively.

On March 31, 2024, the Company issued 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services. On June 30, 2024, the Company issued an additional 30,000 of restricted common stock, vesting immediately, with a value of $42 thousand, for consulting services. On September 30, 2024, the Company issued an additional 60,000 of restricted common stock, vesting immediately, with a value of $86 thousand, for consulting services. On December 31, 2024, the Company issued an additional 60,000 of restricted common stock, vesting immediately, with a value of $81 thousand, for consulting services.

On November 4, 2024, the Company issued 54,843 shares of common stock upon vesting of 69,667 restricted stock units, net of 14,824 shares of common stock withheld for taxes.

During the year ended December 31, 2024, the Company issued 1,750 shares of common stock upon vesting of restricted stock units, and 38,095 shares of common stock from treasury shares, net of common stock withheld for taxes.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied ASC Topic 718, Compensation-Stock Compensation and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $4 thousand and $53 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024, and December 31, 2023, the Company received $21 thousand and $80 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of December 31, 2024, and December 31, 2023, the Company had 290,467 and 329,351 shares, respectively, held in treasury with a value of approximately $480 thousand and $659 thousand, respectively.

On February 29, 2024, seven participants exercised their options under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

On August 31, 2023, six participants exercised their options under the Company’s 2021 Plan, and as a result, 12,802 shares were issued from treasury, with an exercise price of $0.96 per share.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

On February 28, 2023, fourteen participants exercised their options under the Company’s 2021 Plan, and as a result, 57,245 shares were issued, of which 48,500 were issued from treasury, with an exercise price of $1.19 per share.

Shares Repurchase Program

Effective July 1, 2022, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $1.5 million to repurchase shares of its common stock, so long as the price does not exceed $5.00. This plan ended on July 1, 2023. During the year ended December 31, 2023, the Company repurchased 6,201 shares of common stock for $10 thousand under the Company’s repurchase program. In December 2023, the Company’s Board of Directors approved a new share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, we announced an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.  During the year ended December 31, 2024, the Company repurchased 21,100 shares for $18 thousand of common stock under the Company’s current program.

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

On August 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and on September 30, 2020, the Company’s stockholders approved the 2020 Plan, which authorizes the potential issuance of up to 1,069,110 shares of common stock. Upon effectiveness of the 2020 Plan the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan and on June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan and on June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,110 shares of common stock and extended the term of the 2020 Plan to June 6, 2033, and increased the annual cap on director compensation by $50 thousand. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, which on June 4, 2024, was approved by the Company’s stockholders, which increased the shares authorized for potential issuance under the 2020 Plan to 4,069,100 shares of common stock and extended the term of the 2020 Plan to June 4, 2034.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Stock Options

The following table summarizes the activities for the Company’s stock options as of December 31, 2024, and 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2022	337,471	$4.63

Granted	-	-

Forfeited/Cancelled/Expired	(36,000)	5.17

Balance as of December 31, 2023	301,471	4.56

Exercisable as of December 31, 2023	301,471	$4.56	1.2	$-

Granted	-	-

Forfeited/Cancelled/Expired	(80,471)	7.27

Balance as of December 31, 2024	221,000	3.57

Exercisable as of December 31, 2024	221,000	$3.57	0.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of December 31, 2024, and 2023, the Company had no unvested stock options.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2024, and 2023, the Company expensed $0 thousand with respect to options.

As of December 31, 2024, and 2023, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of December 31, 2024 and 2023:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2022	41,808	3.24

Granted	506,194	1.45

Vested	(131,333)	2.06

Balance at December 31, 2023	416,669	1.44

Granted	140,000	1.60

Vested	(416,669)	1.44

Balance at December 31, 2024	140,000	$1.60

As of December 31, 2024, and 2023, total unrecognized share-based compensation cost related to unvested restricted stock awards was $96 thousand and $260 thousand respectively, which is expected to be recognized over a weighted-average period of 0.4 years as of December 31, 2024.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the unvested restricted stock units as of December 31, 2024 and 2023:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2022	413,626	2.14

Granted	272,941	1.35

Vested	(294,261)	2.51

Forfeit/Cancelled	(21,053)	1.20

Unvested at December 31, 2023	371,253	1.32

Granted	88,011	1.46

Vested	(160,194)	1.31

Forfeited/Cancelled	(25,334)	1.23

Balance at December 31, 2024	$273,736	$1.38

As of December 31, 2024, and 2023, total unrecognized share-based compensation cost related to unvested restricted stock units was $120 thousand and $301 thousand respectively, which is expected to be recognized over a weighted-average period of 0.7 years as of December 31, 2024.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the unvested performance restricted stock units as of December 31, 2024 and 2023:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2022	432,326	2.95

Granted	1,156,591	1.16

Vested	-	-

Forfeited/Cancelled	(150,157)	2.95

Balance at December 31, 2023	1,438,760	1.51

Granted	555,000	1.08

Vested	-	-

Forfeited/Cancelled	(387,100)	1.47

Balance at December 31, 2024	1,606,660	$1.37

As of December 31, 2024, and December 31, 2023 total unrecognized share-based compensation cost related to unvested restricted stock units was $577 thousand and $1,778 thousand, respectively, which is expected to be recognized over a weighted-average period of 1.2 years as of December 31, 2024.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Warrants

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2024 and 2023:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2022	5,103,455	$4.34

Granted	-	-

Expired	(474,869)	6.34

Balance at December 31, 2023	4,628,586	4.13

Granted	-	-

Expired	-	-

Balance at December 31, 2024	4,628,586	4.13	1.2

Exercisable at December 31, 2024	4,628,586	4.13	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.36 for our common stock on December 31, 2024.

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

The following table sets forth the computation of basic loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss:	$(3,824)	$(3,390)
Denominator:
Weighted average shares of common stock – basic	10,402,508	9,766,469
Loss per share:
Basic	$(0.37)	$(0.35)
Diluted	$(0.37)	$(0.35)

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted loss per share:

	Years Ended December 31,
	2024	2023
Anti-dilutive instruments excluded from computation of diluted net loss per share:

Preferred Stock	144,444	144,444

Stock Options	221,000	301,471

Warrants	4,628,586	4,628,586

Stock purchase plan	-	28,065

Convertible note	956,527	956,527

Restricted Stock Units and Restricted Stock Awards	2,020,396	2,226,682

NOTE 12 –EMPLOYEE BENEFIT PLAN

We offer the VRME Retirement Savings Plan (the “Plan”) to our employees located in the United States of America. Eligible employees can elect to participate in the Plan, as soon as administratively feasible after enrollment. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC). The Company makes the matching contributions at our discretion. In the years ended December 31, 2024, and December 31, 2023, the Company contributed a value of approximately $172 thousand and $137 thousand respectively and is recognized as compensation expense in the Consolidated Statements of Operations for matching contributions to the Plan.

New Zealand has a statutory retirement savings scheme, Kiwisaver, in which New Zealand employees may participate. The Company makes the required by law contributions equal to three percent of each employee’s salary. In the years ended December 31, 2024, and December 31, 2023, the Company contributed a value of approximately $19 thousand and $10 thousand, respectively.

NOTE 13 –LEASES

The Company accounts for its leases under ASC Topic 842, Leases. The Company determines at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Our current long-term leases include an option to extend the term of the lease prior to the end of the initial term. It is not reasonably certain that we will exercise the option and have not included the impact of the option in the lease term for purposes of determining total future lease payments. As our lease agreement does not explicitly state the discount rate implicit in the lease, we use our promissory note borrowing rate to calculate the present value of future payments.

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

Lease expense is included in Management and technology Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2024	2023
Operating lease cost	$127	$182
Short-term lease cost	18	28
Total lease costs	$145	$210

Supplemental information related to leases was as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Operating Lease right-of-use asset	$236	$468

Current portion of operating lease liabilities	108	170
Non-current portion of operating lease liabilities	139	307
Total operating lease liabilities	$247	$477

Cash paid for amounts included in the measurement of operating lease liabilities	$126	$177

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	2.3	3.0
Weighted average discount rate for operating leases	6.0%	6.4%

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of December 31, 2024 (in thousands):

Year ended December 31,
2025	$129
2026	134
2027	45
Thereafter	-
Total future lease payments	308
Less: imputed interest	(61)
Present value of future lease payments	247
Less: current portion of lease liabilities	(108)
Long-term lease liabilities	$139

NOTE 14 – CONCENTRATIONS

During the year ended December 31, 2024, one customer represented 16% of revenues and one customer represented 17% of revenues for the year ended December 31, 2023.

As of December 31, 2024, two customers made up 36% of accounts receivable. As of December 31, 2023, three customers accounted for 47% of total accounts receivable.

During the year ended December 31, 2024, and December 31, 2023, one vendor accounted for 99% of transportation costs, in our Precision Logistics segment.

NOTE 15 – SEGMENT REPORTING

As of December 31, 2024, we operated through two reportable business segments:  (i) Precision Logistics and (ii) Authentication. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Years Ended December 31,
	2024	2023
Revenue:
Precision Logistics	$23,766	$24,652
Authentication	441	661
Total Revenue	$24,207	$25,313

Gross Profit:
Precision Logistics	$8,268	$7,504
Authentication	394	522
Total Gross Profit	8,662	8,026

Segment Management and Technology - Precision Logistics	4,294	3,936
Segment Management and Technology - Authentication	1,160	1,161
Sales and marketing - Precision Logistics	892	880
Sales and marketing - Authentication	469	764
General and administrative	3,852	4,416
Research and development	70	107
Goodwill and Intangible asset impairment	2,315	90
LOSS BEFORE OTHER INCOME (EXPENSE)	(4,390)	(3,328)
OTHER INCOME (EXPENSE)	566	(62)
NET LOSS	$(3,824)	$(3,390)

Additional information relating to our business segments is as follows (in thousands):

Identifiable assets:

	Years Ended December 31,
	2024	2023

Precision Logistics	$15,795	$16,637
Authentication	272	4,068
Total Assets	$16,067	$20,705

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS

On February 28, 2025, we received a waiver as of December 31, 2024, for certain events of default of restrictive covenants under the PNC Facility.

On January 1, 2025, the Company granted 70,773 restricted stock units pursuant to the salary reduction program that will vest on January 1, 2026.

On January 1, 2025, the Company granted 16,000 restricted stock units that will vest over the next two years.

On January 2, 2025, the Company issued 39,915 shares of common stock, of which 16,988 were issued from treasury, upon vesting of 61,011 restricted stock units, net of 21,096 shares withheld for taxes related to stock grants on July 20, 2023 and July 1, 2024.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand. As of January 21, 2025, $350 thousand was converted to 313,520 shares of common stock, of which 22,359 were issued from treasury.

On January 13, 2025, we entered into an Inducement Letter Agreement with an institutional investor and holder of existing warrants to purchase up to 1,461,896 shares of our common stock, for $4.7 million in gross proceeds. The existing warrants were originally issued on April 14, 2022, with an exercise price of $3.215 per share, and became exercisable six months following issuance. Pursuant to the Inducement Letter Agreement, the holder agreed to exercise the existing warrants for cash at the exercise price of $3.215 per share in consideration for our agreement to issue a new unregistered warrant to purchase up to an aggregate of 1,461,896 shares of common stock at an exercise price of $4.00 per share. The new warrant was immediately exercisable upon issuance and has a term of five and one-half years from the issuance date.

On January 21, 2025, we paid in full all outstanding principal and interest under the Term Note. In connection with the repayment of the Term Note we terminated our interest rate swap agreement with PNC Bank.

