Form 10-Q
period 2025-03-31
VerifyMe, Inc.
filed 2025-05-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,420,564 shares of common stock outstanding at May 6, 2025.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,707	$2,823
Accounts receivable, net of allowance for credit loss reserve, $71 and $71 as of March 31, 2025 and December 31, 2024, respectively	955	2,636
Unbilled revenue	641	733
Prepaid expenses and other current assets	322	131
Inventory	47	39
TOTAL CURRENT ASSETS	7,672	6,362

PROPERTY AND EQUIPMENT, NET	$88	$116

RIGHT OF USE ASSET	100	236

INTANGIBLE ASSETS, NET	5,247	5,365

GOODWILL	3,988	3,988
TOTAL ASSETS	$17,095	$16,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$-	$500
Accounts payable	1,295	2,971
Other accrued expense	305	660
Lease liability- current	48	108
TOTAL CURRENT LIABILITIES	1,648	4,239

LONG-TERM LIABILITIES
Long-term lease liability	54	139
Term note	-	375
Convertible note – related party	450	450
Convertible note	300	650
TOTAL LIABILITIES	$2,452	$5,853

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized;12,665,892 and 10,829,908 shares issued, 12,414,772 and 10,539,441 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	13	11

Additional paid in capital	101,225	96,344

4

Treasury stock as cost; 251,120 and 290,467 shares at March 31, 2025 and December 31, 2024, respectively	(351)	(480)

Accumulated deficit	(86,244)	(85,673)

Accumulated other comprehensive loss	-	12

STOCKHOLDERS' EQUITY	14,643	10,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,095	$16,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended
	March 31, 2025	March 31, 2024

NET REVENUE	$4,455	$5,759

COST OF REVENUE	2,965	3,499

GROSS PROFIT	1,490	2,260

OPERATING EXPENSES
Segment management and Technology(a)	926	1,381
General and administrative (a)	856	1,121
Research and development	5	55
Sales and marketing (a)	296	350
Total Operating expenses	2,083	2,907

LOSS BEFORE OTHER INCOME (EXPENSE)	(593)	(647)

OTHER INCOME (EXPENSE)
Interest income(expense) net	22	(38)
Change in fair value of contingent consideration	-	132
TOTAL OTHER INCOME, NET	22	94

NET LOSS	$(571)	$(553)

LOSS PER SHARE
BASIC	(0.05)	(0.05)
DILUTED	(0.05)	(0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	12,292,150	10,073,445
DILUTED	12,292,150	10,073,445

(a)	Includes share-based compensation of $333 thousand and $458 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2025	March 31, 2024
NET LOSS	$(571)	$(553)

Change in fair value of interest rate, Swap	(12)	3

Foreign currency translation adjustments	-	(67)

Total comprehensive loss	$(583)	$(617)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(571)	$(553)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	10
Stock based compensation	41	46
Change in fair value of contingent consideration	-	(132)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	292	412
Impairments	-	4
Amortization and depreciation	286	299
Gain on partial lease termination	(6)	-
Unrealized loss on foreign currency transactions	-	53
Changes in operating assets and liabilities:
Accounts receivable	1,681	1,804
Unbilled revenue	92	363
Inventory	7	7
Prepaid expenses and other current assets	(203)	(8)
Accounts payable, other accrued expenses and net change in operating leases	(2,023)	(2,365)
Net cash used in operating activities	(404)	(60)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(11)
Purchase of office equipment	-	(2)
Capitalized software costs	(156)	(97)
Net cash used in investing activities	(156)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Warrants Exercise	4,348	-
Proceeds from SPP Plan	-	21
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(29)	(1)
Increase in treasury shares (share repurchase program)	-	(1)
Repayment of debt and line of credit	(875)	(125)

Net cash provided by (used in) financing activities	3,444	(106)

Effect of exchange rate changes on cash	-	(1)

NET INCREASE(DECREASE) CASH AND CASH EQUIVALENTS	2,884	(277)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	2,823	3,095
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$5,707	$2,818

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$40	$70
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease modification	$7	$-
Conversion of convertible note and accrued interest	$360	$-
Change in fair value of interest rate, swap	$12	$3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	-	-	148	-	-	-	-	148
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	1,750	-	263	-	-	-	-	263
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	30,000	-	42	-	-	-	-	42
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(64)	-	(64)
Net loss	-	-	-	-	-	-	-	-	-	-	(553)	(553)
Balance at March 31, 2024	-	-	0.85	-	10,176,603	10	95,438	308,462	(589)	(66)	(82,402)	12,391

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Restricted stock awards	-	-	-	-	-	-	55	-	-	-	-	55
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,915	-	154	(16,988)	54	-	-	208
Common stock issued for services	-	-	-	-	60,000	-	41	-	-	-	-	41
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(571)	(571)
Balance at March 31, 2025	-	-	0.85	-	12,414,772	13	101,225	251,120	(351)	-	(86,244)	14,643

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

The Company is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. The Company operates a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global, LLC (“PeriShip Global”) and accounts for nearly all VerifyMe revenue and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities. Further information regarding our business segments is discussed below. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three months ended March 31, 2024, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiary PeriShip Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics and (ii) Authentication. See Note 11 Segment Reporting, for further discussion of the Company’s segment reporting structure.

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

Notes to the Consolidated Financial Statements (unaudited)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, unbilled revenue, accounts payable, notes payable and accrued expenses, equity investments, and long-term derivatives. The carrying value of accounts receivable, unbilled revenue, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

Amounts in Thousands ('000)

Derivative Asset
(Level 2)

Balance as of December 31, 2024	12

Termination of SWAP, recognized in other comprehensive loss	(12)

Balance at March 31, 2025	$-

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

Notes to the Consolidated Financial Statements (unaudited)

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

Authentication

Our Authentication segment primarily consists of anti-counterfeit and brand protection. Terms typically range between 30 and 60 days. Our performance obligation is met, and revenue is recognized when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement.

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

For the three months ended March 31, 2025, and 2024, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three months ended March 31, 2025, there were approximately 7,534,000 anti-dilutive shares consisting of 1,504,000 unvested performance restricted stock units, 454,000 restricted stock units and restricted stock awards, 151,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three months ended March 31, 2024, there were approximately 8,383,000 anti-dilutive shares consisting of 1,559,000 unvested performance restricted stock units, 785,000 restricted stock units, restricted stock awards and options under the stock purchase plan, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, 8,000 shares issuable in connection with earnout earned for the Trust Codes Acquisition, and 144,000 shares issuable upon conversion of preferred stock.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture. For performance restricted stock units (“RSU”) with stock price appreciation targets (see Note 6 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

Notes to the Consolidated Financial Statements (unaudited)

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

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Precision Logistics		Authentication		Consolidated
Revenue	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024

Proactive services	$3,694	$4,225	$-	$-	$3,694	$4,225
Premium services	735	1,389	-	-	735	1,389
Brand protection services	-	-	26	145	26	145
	$4,429	$5,614	$26	$145	$4,455	$5,759

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2025, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of March 31, 2025, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	March 31,
In Thousands	2025	2024
Beginning balance, January 1	$733	$1,282
Contract asset additions	641	916
Reclassification to accounts receivable, billed to customers	(733)	(1,282)
Ending balance, March 31 (1)	$641	$916

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 3 – BUSINESS COMBINATIONS

On December 8, 2024, the Company sold Trust Codes Global pursuant to a Share Sale Agreement with a related party, Paul Ryan, former Executive Vice President of the Authentication Segment and employee of Trust Codes Global Limited. This divestiture did not qualify as a discontinued operation. The purchase price per the agreement was $1 NZD. We recognized a loss of $0.1 million on the sale of the business. Through his purchase, Mr. Ryan assumed the remaining cash balance in the bank accounts of $0.1 million and all continuing obligations and liabilities of Trust Codes Global Limited. The Trust Codes Global business was part of the Authentication segment.

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

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2025, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2025	$-	$3,988	$3,988

2025 Activity
Net book value at
March 31, 2025	$-	$3,988	$3,988

Notes to the Consolidated Financial Statements (unaudited)

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,112	$(252)	$860	10
Customer Relationships	1,839	(541)	1,298	7
Developed Technology	3,143	(1,541)	1,602	3
Internally Used Software	1,568	(264)	1,304	5
Non-Compete Agreement	191	(112)	79	2
Deferred Implementation	135	(31)	104	8
Total Intangible Assets	$7,988	$(2,741)	$5,247
December 31, 2024
Patents and Trademarks	$1,112	$(230)	$882	10
Customer Relationships	1,839	(495)	1,344	7
Developed Technology	3,143	(1,411)	1,732	3
Internally Used Software	1,418	(207)	1,211	7
Non-Compete Agreement	191	(103)	88	2
Deferred Implementation	135	(27)	108	8
Total Intangible Assets	$7,838	$(2,473)	$5,365

Amortization expense for intangible assets was $274 thousand and $269 thousand for the three months ended March 31, 2025, and 2024, respectively.

Patents and Trademarks

As of March 31, 2025, our current patent and trademark portfolios consist of seven granted U.S. patents and one granted European patents, two pending foreign patent applications and several foreign trademarks.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2025 (nine months remaining)	$832
2026	1,067
2027	1,040
2028	664
2029	505
Thereafter	1,139
Total	$5,247

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $55 thousand and $148 thousand related to restricted stock awards for the three months ended March 31, 2025, and 2024, respectively.

Notes to the Consolidated Financial Statements (unaudited)

The Company expensed $237 thousand and $264 thousand related to restricted stock units for the three months ended March 31, 2025, and 2024, respectively.

On March 31, 2025, the Company issued 60,000 shares of restricted common stock, vesting immediately with a value of $41 thousand, for consulting services.

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

 Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied ASC Topic 718, Compensation-Stock Compensation and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 thousand and $4 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company received $0 thousand and $21 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of March 31, 2025, and December 31, 2024, the Company had 251,120 and 290,467 shares, respectively, held in treasury with a value of approximately $351 thousand and $480 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.  The Company did not repurchase any shares during the three months ended March 31, 2025.

NOTE 6 – STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

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

Notes to the Consolidated Financial Statements (unaudited)

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of March 31, 2025:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2024	221,000	$3.57	0.4	$-

Granted	-	-

Forfeited/Cancelled/Expired	(70,000)	3.51

Balance as of March 31, 2025	151,000	$3.61	0.3	$-

Exercisable as of March 31, 2025	151,000	$3.61	0.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

Notes to the Consolidated Financial Statements (unaudited)

As of March 31, 2025, the Company had no unvested stock options.

During the three months ended March 31, 2025, and 2024, the Company expensed $0 thousand, with respect to options.

As of March 31, 2025, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of March 31, 2025:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value
Unvested at December 31, 2024	140,000	$1.60

Granted	-	-

Vested	-	-

Balance at March 31, 2025	140,000	$1.60

As of March 31, 2025, total unrecognized share-based compensation cost related to unvested restricted stock awards is $41 thousand, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes the unvested restricted stock units as of March 31, 2025:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2024	273,736	$1.38

Granted	86,773	1.75

Vested	(41,011)	1.37

Forfeited	(5,000)	1.37

Balance at March 31, 2025	314,498	$1.48

As of March 31, 2025, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $185 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the unvested performance-based restricted stock units as of March 31, 2025:

	Number of Unit Shares	Weighted - Average Number of Unit Shares
Unvested at December 31, 2024	1,606,660	$1.37

Granted	-	-

Forfeited/Cancelled	(103,125)	1.41

Balance at March 31, 2025	1,503,535	$1.37

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

As of March 31, 2025, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $357 thousand, which is expected to be recognized over a weighted-average period of 1.1 years.

Warrants

The following table summarizes the activities for the Company’s warrants as of March 31, 2025:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2024	4,628,586	4.13	1.2

Granted	1,461,896	4.00

Exercised	(1,461,896)	3.22

Balance as of March 31, 2025	4,628,586	$4.38	1.9

Exercisable as of March 31, 2025	4,628,586	$4.38	1.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.68 for our common stock on March 31, 2025.

On January 13, 2025, the Company entered into a warrant inducement agreement with an institutional investor and holder of existing warrants to purchase up to 1,461,896 shares of our common stock. The existing warrants were originally issued on April 14, 2022, with an exercise price of $3.215 per share and became exercisable six months following issuance. The net proceeds from the warrant exercise was $4.3 million. In exchange for the investor’s exercise of the existing warrants, the Company issued new warrants to purchase an equal number of shares at an exercise price of $4.00 per share. The new warrants were immediately exercisable and have a contractual term of five and one-half years from the issuance date.

The Company recognized the fair value of the new warrants using the Black-Scholes option pricing model. The fair value of the new warrants were estimated at $3,971 thousand. The transaction was treated as an equity issuance, and the fair value of the new warrants was recorded in additional paid-in capital. Direct transaction costs totaling approximately $352 thousand, including legal fees and placement agent commissions, were also recorded as a reduction to additional paid-in capital.

Notes to the Consolidated Financial Statements (unaudited)

The following table presents the assumptions used to estimate the fair value of the new warrants on January 13, 2025:

January 13, 2025
Risk free interest rate	4.34%

Expected life	2.75 years

Expected volatility	171%

Expected dividend	-

At-the-Market Equity Offering Program

On March 6, 2025, the Company entered into an At-The-Market Sales Agreement (“ATM”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock up to an aggregate offering price of $15.8 million. Roth acts as the Company’s sales agent and is entitled to a 3.0% commission on gross proceeds from sales under the program.

In connection with the ATM program, the Company incurred direct legal and audit fees totaling $100 thousand. These costs have been recorded as deferred offering costs within other current assets and will be reclassified to additional paid-in capital on a pro-rata basis as shares are issued. Deferred offering costs will be assessed for recoverability at each reporting period. If management determines that the ATM program is not probable to be utilized, the deferred costs will be expensed to general and administrative expenses.

During the three months ended March 31, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

NOTE 7—DEBT

PeriShip Global is a party to a debt facility with PNC Bank, National Association (the “PNC Facility”). The PNC Facility includes a $1 million revolving line of credit (the “RLOC”). The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility also included a four-year term note (the “Term Note”) for $2 million which matured in September of 2026 and required equal quarterly payments of principal and interest. The Term Note incurred interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%.  On January 21, 2025, the Term Note was paid in full and no future principal payments are due. The PNC Facility is guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe.

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. On February 28, 2025, we received a waiver as of December 31, 2024 for certain events of default. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at March 31, 2025.

As of January 21, 2025, the Term Note balance of $875 thousand was paid in full and no future principal payments are due.

As of March 31, 2025, $0 was outstanding on the RLOC.

Effective October 17, 2022, the Company entered into an interest rate swap agreement, with a notional amount of $1,958 thousand, effectively fixing the interest rate on the Company’s outstanding debt at 7.602%. The Company had designated the intertest rate swap, expiring September 2026, as a cash flow hedge and have applied hedge accounting. The fair value of the derivative asset and liability associated with the interest rate swap are not significant. As of January 21, 2025, we terminated our interest rate swap agreement and $12 thousand was reclassified from accumulated other comprehensive loss.

Notes to the Consolidated Financial Statements (unaudited)

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2024, $450 thousand was held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the three months ended March 31, 2025 and March 31, 2024, interest expense related to the convertible debt was $15 thousand and $22 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of March 31, 2025 and December 31, 2024, the amount outstanding on the convertible debt was $750 thousand and $1,100 thousand, respectively and included in Convertible note and Convertible note – related party on the accompanying Consolidated Balance Sheets.

NOTE 8—INCOME TAXES

There are no taxes payable as of March 31, 2025, or December 31, 2024.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending March 31, 2025, due to the uncertainty surrounding the realizability of the benefit. As of March 31, 2025, the Company had no unrecognized tax benefits.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended March 31, 2025.

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

Notes to the Consolidated Financial Statements (unaudited)

We have operating leases for office facilities. We do not have any finance leases.

Lease expenses are included in General & administrative expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$26	$47
Short-term lease cost	4	5
Total lease costs	$30	$52

Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Operating Lease right-of-use asset	$100	$236

Current portion of operating lease liabilities	$48	$108
Non-current portion of operating lease liabilities	54	139
Total operating lease liabilities	$102	$247

Cash paid for amounts included in the measurement of operating lease liabilities	$30	$126

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	2.1	2.3

Weighted average discount rate for operating leases	7.4%	6.0%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of March 31, 2025 (in thousands):

Year ending December 31,
2025 (Excluding three months ended March 31, 2025)	$36
2026	55
2027	19
Total future lease payments	110
Less: imputed interest	(8)
Present value of future lease payments	102
Less: current portion of lease liabilities	(48)
Long-term lease liabilities	$54

NOTE 10– CONCENTRATIONS

For the three months ended March 31, 2025 and 2024, one customer represented 15% and 22% of revenues, respectively.

During the three months ended March 31, 2025, and 2024, one vendor accounted for 99% of transportation cost in our Precision Logistics segment.

As of March 31, 2025, one customer made up 41% of accounts receivable, net. As of December 31, 2024, two customers made up 36% of accounts receivable.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 11 – SEGMENT REPORTING

As of March 31, 2025, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. The CODM assesses performance by using revenue, gross margin, operating expenses and net earnings. These metrics are analyzed by reviewing budget and forecast versus actual and prior year versus current year reporting. The various income performance measures are reviewed to ensure proper pricing strategies, effective cost controls and cash management across the organization. Reported revenue includes only the revenue generated by sales to external customers.

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

Authentication: This segment specializes in anti-counterfeit and brand protection.

We do not allocate the following items to the segments: general & administrative expenses and other income (expense).

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended
	March 31,			March 31,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$4,429	$26	$4,455	$5,614	$145	$5,759

COST OF REVENUE	2,959	6	2,965	3,486	13	3,499

GROSS PROFIT	1,470	20	1,490	2,128	132	2,260

OPERATING EXPENSES
Management and technology	596	28	624	776	256	1,032
Research and development	-	5	5	-	55	55
Sales and marketing	268	2	270	183	127	310
Other Segment Items	428	(100)	328	339	50	389

Total Segment expenses	1,292	(65)	1,227	1,298	488	1,786

Segment Income	$178	$85	$263	$830	$(356)	$474

General and Administrative			(856)			(1,121)

Other Income (Expense)			22			94

NET LOSS			$(571)			$(553)

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2025, the Company issued 5,792 shares of common stock upon vesting of 7,000 restricted stock units, net of 1,208 shares withheld for taxes related to a stock grant on September 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “intended,” “plan,” “could,” “target,” “potential,” “will,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. We operate a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global and accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities. Further information regarding our business segments is discussed below:

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

Through our proprietary PeriTrack® customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.

•	Premium Service – clients pay us directly or through our carrier partner for our complete white-glove shipping monitoring and predictive analytics service. This service includes customer web portal access, weather monitoring, temperature control, full-service center support and last mile resolution.

Products: The Precision Logistics segment includes the following bundled services as part of our service offerings to our customers:

•	PeriTrack®: Our proprietary PeriTrack® customer dashboard was developed utilizing our extensive logistics operational knowledge. This integrated web portal tool gives our customers an in-depth look at their shipping activities based on real-time data. The PeriTrack® dashboard was designed to provide critical information in support of the specific needs of supply chain stakeholders and gives our customer resolution specialists a 360° view of shipping activity. PeriTrack® features tools tailored for shippers of perishable goods, which includes the In-Transit Shipment Tracker. This tool provides details on the unique shipper’s in-transit shipments, with the ability to select and analyze data on individual shipments.

•	Service Center: We have assembled a team of customer resolution specialists based in the U.S. This service team resolves shipping problems on behalf of our customers. The service center acts as a help desk and monitors shipping to delivery for our customers.

•	Pre-Transit Service: We help clients prepare their products for shipments by advising clients on packaging requirements for various types of perishable products. Each product type requires its own particular packaging to protect it during shipment, and we utilize our extensive knowledge and research to provide our customers with packaging recommendations to meet their unique needs.

•	Post-Delivery: We provide customized reporting for trend analysis, system performance reports, power outage maps, and many other reports to help our customers improve their processes and customer service outcomes.

•	Weather/Traffic Service: We have full-time meteorologists on staff to monitor weather. A package may experience a variety of weather conditions between the origin and destination, and our team actively monitors these conditions to maximize the number of timely and safely transmitted shipments. Similarly, traffic and construction also create unpredictable delays which our team works diligently to mitigate. If delays or other issues occur, we inform clients and work with them to proactively resolve such shipment issues.

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

Current Economic Environment

In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. The major carrier that PeriShip Global partners with laid out steps it has taken to significantly reduce permanent costs by the end of its 2025 fiscal year in response to these market conditions and lower demand. In mid-December 2024, the carrier forecasted flat revenue year over year for 2025.

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier may benefit out-sourced service providers. We are working with this major global carrier to address their small and medium-sized business clients, which we believe is an underserved market and presents growth opportunities for our Precision Logistics segment. However, the U.S. presidential administration has imposed tariffs on goods imported into the U.S. In response, several foreign governments have imposed new tariffs on certain goods imported from the U.S. and additional retaliatory measures against U.S. goods are expected. These or additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions. We can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the three months ended March 31, 2025, and 2024

The following discussion analyzes our results of operations for the three months ended March 31, 2025 and 2024.

Revenue	Three Months Ended March 31,
	2025	2024

Precision Logistics	$4,429	$5,614
Authentication	26	145
Total Revenue	$4,455	$5,759

Consolidated revenue decreased $1,304 thousand or 23% during the first quarter of 2025 compared to the first quarter of 2024. The decrease is primarily due to the decreased demand across several of our proactive customers as well as one customer’s shift to use their cold chain strategy, a discontinued contract with one customer in our Premium services, partially offset by an increase in remaining premium revenue. The decrease in revenue in our authentication segment is primarily due to the divestiture of our Trust Codes Global business in December 2024.

Gross Profit	Three Months Ended March 31,
	2025		2024
		% of Revenue		% of Revenue
Precision Logistics	$1,470	33%	$2,129	38%
Authentication	20	77%	131	90%
Total Gross Profit	$1,490	33%	$2,260	39%

Gross profit for the three months ended March 31, 2025, was $1,490 thousand, compared to $2,260 thousand for the three months ended March 31, 2024. The resulting gross margin was 33% for the three months ended March 31, 2025, compared to 39% for the three months ended March 31, 2024. The gross profit decrease relates primarily to the decreased Premium services revenue which has higher margins and the Authentication decrease from the divestiture of our Trust Codes Global business in December 2024. Gross margin related to our Proactive services increased during Q1 2025.

Segment Management and Technology

Segment management and technology expenses decreased by $455 thousand to $926 thousand for the three months ended March 31, 2025, compared to $1,381 thousand for the three months ended March 31, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024 and gain on derecognized liability in our Authentication segment and decrease in management wages in our Precision Logistics segment. Amortization and depreciation expense of $286 thousand for Q1 2025 compared to $299 thousand in Q1 2024.

General and Administrative Expenses

General and administrative expenses decreased by $265 thousand to $856 thousand for the three months ended March 31, 2025, compared to $1,121 thousand for the three months ended March 31, 2024. The decrease relates primarily to a decrease in stock-based compensation from $366 thousand for the three months ended March 31, 2024 to $232 thousand for the three months ended March 31, 2025.

Research and Development

Research and development expenses were $5 thousand and $55 thousand for the three months ended March 31, 2025, and 2024, respectively. The decrease relates to divestiture of our Trust Codes Global business in December 2024.

Sales and Marketing

Sales and marketing expenses decreased by $54 thousand to $296 thousand for the three months ended March 31, 2025, compared to $350 thousand for the three months ended March 31, 2024. The decrease is primarily related to a reduction in employees and consultants in our Authentication segment partially offset by an increase in employees in our Precision Logistics segment.

Interest Income(Expense), net

Interest income, net was $22 thousand for the three months ended March 31, 2025, compared to interest expense, net of $38 thousand for the three months ended March 31, 2024. In the three months ended March 31, 2025, the Company repaid the Term Note reducing the interest expense. The Company also invested the proceeds from the warrants exercise in January 2025 increasing interest income.

Net Loss

Consolidated net loss for the three months ended March 31, 2025, and 2024 was $571 thousand and $553 thousand, respectively. Although our loss before other income (expense) decreased, our net loss increased by $18 thousand. The increased loss was primarily related to the fair value gain on contingent consideration in the three months ending March 31, 2024 that did not recur in 2025, partially offset by the change in interest income (expense). The resulting consolidated loss per share for the three months ended March 31, 2025, and three months ended March 31, 2024, was $0.05 and $0.05 per diluted share, respectively.

Liquidity and Capital Resources

Our operations used $404 thousand of cash during the three months ended March 31, 2025, compared to $60 thousand during the comparable period in 2024. The increase in cash used from operations is due to unfavorable changes in working capital accounts in the three months ended March 31, 2025.

Cash used in investing activities was $156 thousand during the three months ended March 31, 2025, compared to $110 thousand during the three months ended March 31, 2024. The increase in spend in investing activities relates primarily to increased capitalized software costs in the three months ended March 31, 2025.

Cash provided by financing activities during the three months ended March 31, 2025, was $3,444 thousand compared to cash used in financing activities during the three months ended March 31, 2024 of $106 thousand. The increased cash primarily relates to proceeds from the exercise of warrants, partially offset by the repayment of the Term Note during the three months ended March 31, 2025.

On January 13, 2025, we entered into an Inducement Letter Agreement with an institutional investor and holder of existing warrants to purchase up to 1,461,896 shares of our common stock for $4.7 million in gross proceeds. The existing warrants were originally issued on April 14, 2022, with an exercise price of $3.215 per share, and became exercisable six months following issuance. Pursuant to the Inducement Letter Agreement, the holder agreed to exercise the existing warrants for cash at the exercise price of $3.215 per share in consideration for our agreement to issue a new unregistered warrant to purchase up to an aggregate of 1,461,896 shares of common stock at an exercise price of $4.00 per share. The new warrant was immediately exercisable upon issuance and has a term of five and one-half years from the issuance date.

The Company recognized the fair value of the new warrants, calculated using the Black-Scholes option pricing model, as $3,971 thousand. The transaction was treated as an equity issuance, and the fair value of the new warrants was recorded in additional paid-in capital. Direct transaction costs totaling approximately $352 thousand, including legal fees and placement agent commissions, were also recorded as a reduction to additional paid-in capital.

On March 6, 2025, the Company entered into an ATM with Roth pursuant to which the Company may issue and sell, from time to time, shares of its common stock up to an aggregate offering price of $15.8 million. Roth acts as the sales agent and is entitled to a 3.0% commission on gross proceeds from sales under the program.

In connection with the ATM, we incurred direct legal and audit fees totaling $100 thousand. These costs have been recorded as deferred offering costs within other current assets and will be reclassified to additional paid-in capital and amortized over a period of one year once shares are issued. Deferred offering costs will be assessed for recoverability at each reporting period. If management determines that the ATM program is not probable to be utilized, the deferred costs will be expensed to general and administrative expenses.

During the three months ended March 31, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. As of March 31, 2025, $0 was outstanding on the RLOC.

The PNC Facility included a four-year Term Note for $2 million which matured in September of 2026 and required equal quarterly payments of principal and interest. The Term Note incurred interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The PNC Facility is guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe. As of January 21, 2025, the Term Note was paid in full and no future principal payments are due.

We believe that our cash and cash equivalents will fund our operations beyond the next 12 months. We may issue additional debt or equity as we grow our business which we expect to grow organically, and if the opportunity arises, through key acquisitions that will help accelerate the growth of our business.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

None.

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent Quarterly Reports on Form 10-Q, except as noted herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2025, the Company issued 60,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Common Warrant (incorporated here by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025).
10.1	Form of Inducement Letter Agreement dated January 13, 2025 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025).
10.2	Sales Agreement, dated as of March 6, 2025, between VerifyMe, Inc. and Roth Capital Partners, LLC (incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 6, 2025).
10.3*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective March 28, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: May 13, 2025	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2025	By: /s/ Nancy Meyers
Nancy Meyers Executive Vice President and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

