Form 10-Q
period 2025-06-30
VerifyMe, Inc.
filed 2025-08-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,323,666 shares of common stock outstanding at August 6, 2025.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,067	$2,823
Accounts receivable, net of allowance for credit loss reserve, $8 and $71 as of June 30, 2025 and December 31, 2024, respectively	1,100	2,636
Unbilled revenue	324	733
Prepaid expenses and other current assets	335	131
Inventory	41	39
TOTAL CURRENT ASSETS	7,867	6,362

PROPERTY AND EQUIPMENT, NET	$80	$116

RIGHT OF USE ASSET	89	236

INTANGIBLE ASSETS, NET	5,142	5,365

GOODWILL	3,988	3,988
TOTAL ASSETS	$17,166	$16,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$-	$500
Accounts payable	1,559	2,971
Other accrued expense	327	660
Lease liability- current	51	108
TOTAL CURRENT LIABILITIES	1,937	4,239

LONG-TERM LIABILITIES
Long-term lease liability	43	139
Term note	-	375
Convertible note – related party	450	450
Convertible note	300	650
TOTAL LIABILITIES	$2,730	$5,853

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized;12,734,425 and 10,829,908 shares issued, 12,323,668 and 10,539,441 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	13	11

Additional paid in capital	101,392	96,344

4

Treasury stock as cost; 410,757 and 290,467 shares at June 30, 2025 and December 31, 2024, respectively	(434)	(480)

Accumulated deficit	(86,535)	(85,673)

Accumulated other comprehensive loss	-	12

STOCKHOLDERS' EQUITY	14,436	10,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,166	$16,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

NET REVENUE	$4,520	$5,352	$8,975	$11,111

COST OF REVENUE	2,929	3,262	5,894	6,761

GROSS PROFIT	1,591	2,090	3,081	4,350

OPERATING EXPENSES
Segment management and Technology(a)	920	1,517	1,846	2,860
General and administrative (a)	716	894	1,572	2,015
Research and development	5	5	10	60
Sales and marketing (a)	272	210	568	598
Total Operating expenses	1,913	2,626	3,996	5,533

LOSS BEFORE OTHER INCOME (EXPENSE)	(322)	(536)	(915)	(1,183)

OTHER (EXPENSE) INCOME
Interest income (expenses), net	32	(42)	54	(80)
Other expense, net	(1)	-	(1)	-
Change in fair value of contingent consideration	-	232	-	364

TOTAL OTHER INCOME (EXPENSE), NET	31	190	53	284

NET LOSS	$(291)	$(346)	$(862)	$(899)

LOSS PER SHARE
BASIC	(0.02)	(0.03)	(0.07)	(0.09)
DILUTED	(0.02)	(0.03)	(0.07)	(0.09)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	12,643,791	10,238,717	12,469,118	10,156,081
DILUTED	12,643,791	10,238,717	12,469,118	10,156,081

(a)       Includes share-based compensation of $259 thousand and $592 thousand for the three and six months ended June 30, 2025, respectively, and $239 thousand and $697 thousand for the three and six months ended June 30, 2024 respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
NET LOSS	$(291)	$(346)	$(862)	$(899)

Change in fair value of interest rate, Swap	-	2	(12)	5

Foreign currency translation adjustments	-	18	-	(49)

Total Comprehensive Loss	$(291)	$(326)	$(874)	$(943)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(862)	$(899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	(5)	9
Stock based compensation	86	89
Change in fair value of contingent consideration	-	(364)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	506	608
Loss on disposal of equipment	1	-
Impairments	-	13
Amortization and depreciation	572	599
Gain on partial lease termination	(6)	-
Unrealized loss on foreign currency transactions	-	30
Changes in operating assets and liabilities:
Accounts receivable	1,541	1,790
Unbilled revenue	409	530
Inventory	13	15
Prepaid expenses and other current assets	(216)	47
Accounts payable, other accrued expenses and net change in operating leases	(1,733)	(2,155)
Net cash provided by operating activities	306	312

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(12)
Leasehold Improvements	(6)	-
Purchase of office equipment	-	(5)
Capitalized software costs	(326)	(174)
Net cash used in investing activities	(332)	(191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Warrants Exercise	4,348	-
Proceeds from SPP Plan	-	21
Contingent consideration payments	-	(36)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(50)	(47)
Increase in treasury shares (share repurchase program)	(153)	(1)
Repayment of debt and line of credit	(875)	(250)

Net cash provided by (used in) financing activities	3,270	(313)

Effect of exchange rate changes on cash	-	(3)

NET INCREASE(DECREASE) CASH AND CASH EQUIVALENTS	3,244	(195)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- BEGINNING OF PERIOD	2,823	3,095
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH- END OF PERIOD	$6,067	$2,900

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$40	$94
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease modification	$7	$-
Conversion of convertible note and accrued interest	$360	$-
Change in fair value of interest rate, swap	$12	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at March 31, 2024	-	-	0.85	-	10,176,603	10	95,438	308,462	(589)	(66)	(82,402)	12,391
Restricted stock awards	-	-	-	-	140,000	1	127	-	-	-	-	128
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	38,095	-	(103)	(38,095)	125	-	-	22
Common stock issued for services	-	-	-	-	30,000	-	42	-	-	-	-	42
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	-	-	-	-	-	(346)	(346)
Balance at June 30, 2024	-	-	0.85	-	10,384,698	11	95,504	270,367	(464)	(46)	(82,748)	12,257

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at March 31, 2025	-	-	0.85	-	12,414,772	13	101,225	251,120	(351)	-	(86,244)	14,643
Restricted stock awards	-	-	-	-	-	-	41	-	-	-	-	41
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	50,382	-	81	(41,849)	70	-	-	151
Common stock issued for services	-	-	-	-	60,000	-	45	-	-	-	-	45
Repurchase of Common Stock	-	-	-	-	(201,486)	-	-	201,486	(153)	-	-	(153)
Net loss	-	-	-	-	-	-	-	-	-	-	(291)	(291)
Balance at June 30, 2025	-	-	0.85	-	12,323,668	13	101,392	410,757	(434)	-	(86,535)	14,436

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total

Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	275	-	-	-	-	276
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,845	-	160	(38,095)	125	-	-	285
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	60,000	-	84	-	-	-	-	84
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(44)	-	(44)
Net loss		-	-	-	-	-	-	-	-	-	(899)	(899)
Balance at June 30, 2024	-	-	0.85	-	10,384,698	11	95,504	270,367	(464)	(46)	(82,748)	12,257

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Restricted stock awards	-	-	-	-	-	-	96	-	-	-	-	96
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	90,297	-	235	(58,837)	124	-	-	359
Common stock issued for services	-	-	-	-	120,000	-	86	-	-	-	-	86
Repurchase of Common Stock	-	-	-	-	(201,486)	-	-	201,486	(153)	-	-	(153)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(862)	(862)
Balance at June 30, 2025	-	-	0.85	-	12,323,668	13	101,392	410,757	(434)	-	(86,535)	14,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

VerifyMe, Inc. (“VerifyMe,” “we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on November 10, 1999. VerifyMe, is based in Lake Mary, Florida and its common stock, par value $0.001 per share is traded on The Nasdaq Capital Market (“Nasdaq”) under the trading symbol “VRME”.

The Company is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. The Company operates a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global, LLC (“PeriShip Global”) which accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit activities. Further information regarding our business segments is discussed below. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2024, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiary PeriShip Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2025 and December 31, 2024.

Amounts in Thousands ('000)

Derivative Asset
(Level 2)

Balance as of December 31, 2024	12

Termination of SWAP, recognized in other comprehensive loss	(12)

Balance at June 30, 2025	$-

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

Notes to the Consolidated Financial Statements (unaudited)

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

For the three and six months ended June 30, 2025, and 2024, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and six months ended June 30, 2025, there were approximately 4,037,000 anti-dilutive shares consisting of 1,322,000 unvested performance restricted stock units, 224,000 restricted stock units and restricted stock awards, 140,000 shares issuable upon exercise of stock options, 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and six months ended June 30, 2024, there were approximately 8,208,000 anti-dilutive shares consisting of 2,177,000 unvested performance restricted stock units, restricted stock units, and restricted stock awards, 301,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

Notes to the Consolidated Financial Statements (unaudited)

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if we had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured, and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service is completed.

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Precision Logistics		Authentication		Consolidated
Revenue	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024

Proactive services	$3,829	$3,945	$-	$-	$3,829	$3,945
Premium services	664	1,299	-	-	664	1,299
Brand protection services	-	-	27	108	27	108
	$4,493	$5,244	$27	$108	$4,520	$5,352

	Precision Logistics		Authentication		Consolidated
Revenue	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024

Proactive services	$7,523	$8,170	$-	$-	$7,523	$8,170
Premium services	1,399	2,688	-	-	1,399	2,688
Brand protection services	-	-	53	253	53	253
	$8,922	$10,858	$53	$253	$8,975	$11,111

Notes to the Consolidated Financial Statements (unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2025, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2025, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	June 30,
In Thousands	2025	2024
Beginning balance, January 1	$733	$1,282
Contract asset additions	3,290	4,329
Reclassification to accounts receivable, billed to customers	(3,699)	(4,860)
Ending balance, June 30 (1)	$324	$751

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

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

Notes to the Consolidated Financial Statements (unaudited)

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

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2025, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2025	$-	$3,988	$3,988

2025 Activity
Net book value at	-	-	-
June 30, 2025	$-	$3,988	$3,988

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

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$1,112	$(273)	$839	10
Customer Relationships	1,839	(587)	1,252	7
Developed Technology	3,143	(1,673)	1,470	3
Internally Used Software	1,738	(327)	1,411	5
Non-Compete Agreement	191	(122)	69	2
Deferred Implementation	135	(34)	101	7
Total Intangible Assets	$8,158	$(3,016)	$5,142
December 31, 2024
Patents and Trademarks	$1,112	$(230)	$882	10
Customer Relationships	1,839	(495)	1,344	7
Developed Technology	3,143	(1,411)	1,732	3
Internally Used Software	1,418	(207)	1,211	7
Non-Compete Agreement	191	(103)	88	2
Deferred Implementation	135	(27)	108	8
Total Intangible Assets	$7,838	$(2,473)	$5,365

Notes to the Consolidated Financial Statements (unaudited)

Amortization expense for intangible assets was $548 thousand and $540 thousand for the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2024, the Company impaired certain assets related to its Patents by $13 thousand, to bring the gross carrying amount related to these assets to zero, as these technologies are no longer in use.

Patents and Trademarks

As of June 30, 2025, our current patent and trademark portfolios consist of six granted U.S. patents and one granted European patents, two pending foreign patent applications and several foreign trademarks.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2025 (six months remaining)	$567
2026	1,099
2027	1,072
2028	696
2029	537
Thereafter	1,171
Total	$5,142

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $41 thousand and $96 thousand related to restricted stock awards for the three and six months ended June 30, 2025, respectively. The Company expensed $127 thousand and $275 thousand related to restricted stock awards for the three and six months ended June 30, 2024, respectively.

The Company expensed $173 thousand and $410 thousand related to restricted stock units for the three and six months ended June 30, 2025, respectively. The Company expensed $69 thousand and $333 thousand related to restricted stock units for the three and six months ended June 30, 2024, respectively.

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

On March 31, 2025, the Company issued 60,000 shares of restricted common stock, vesting immediately with a value of $41 thousand, for consulting services. On June 30, 2025, the Company issued an additional 60,000 shares of restricted common stock, vesting immediately with a value of $45 thousand, for consulting services.

On April 1, 2025, the Company issued 5,792 shares of common stock upon vesting of 7,000 restricted stock units, net of 1,208 shares withheld for taxes related to a stock grant on September 1, 2024.

On June 19, 2025, the Company issued 41,849 shares of common stock from treasury, upon vesting of 68,027 restricted stock units, net of 26,178 shares withheld for taxes related to a stock grant on June 19, 2023.

On June 30, 2025, the Company issued 2,741 shares of common, upon vesting of 4,000 restricted stock units, net of 1,259 shares withheld for taxes related to a stock grant on January 1, 2025.

Notes to the Consolidated Financial Statements (unaudited)

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied ASC Topic 718, Compensation-Stock Compensation and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 thousand for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024 the company expensed $0 and $4 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company received $0 thousand and $21 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of June 30, 2025, and December 31, 2024, the Company had 410,757 and 290,467 shares, respectively, held in treasury with a value of approximately $434 thousand and $480 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.  During the six months ended June 30, 2025, the Company repurchased 201,486 shares for $153 thousand under the Company’s current plan.

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

Notes to the Consolidated Financial Statements (unaudited)

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of June 30, 2025:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2024	221,000	$3.57	0.4	$-

Granted	-	-

Forfeited/Cancelled/Expired	(81,000)	3.70

Balance as of June 30, 2025	140,000	$3.50	0.1	$-

Exercisable as of June 30, 2025	140,000	$3.50	0.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

Notes to the Consolidated Financial Statements (unaudited)

As of June 30, 2025, the Company had no unvested stock options.

During the six months ended June 30, 2025, and 2024, the Company expensed $0 thousand, with respect to options.

As of June 30, 2025, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of June 30, 2025:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2024	140,000	$1.60

Granted	-	-

Vested	(140,000)	1.60

Balance at June 30, 2025	-	$-

As of June 30, 2025, total unrecognized share-based compensation cost related to unvested restricted stock awards is $0 thousand.

The following table summarizes the unvested restricted stock units as of June 30, 2025:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2024	273,736	$1.38

Granted	110,773	1.52

Vested	(155,038)	1.44

Forfeited	(5,000)	1.37

Balance at June 30, 2025	224,471	$1.41

As of June 30, 2025, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $259 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the unvested performance-based restricted stock units as of June 30, 2025:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2024	1,606,660	$1.37

Granted	-	-

Forfeited/Cancelled	(285,069)	2.40

Balance at June 30, 2025	1,321,591	$1.15

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

As of June 30, 2025, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $513 thousand, which is expected to be recognized over a weighted-average period of less than a year.

Warrants

The following table summarizes the activities for the Company’s warrants as of June 30, 2025:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2024	4,628,586	4.13	1.2

Granted	1,461,896	4.00

Exercised	(1,461,896)	3.22

Expired	(3,073,379)	4.60

Balance as of June 30, 2025	1,555,207	$3.95	4.9

Exercisable as of June 30, 2025	1,555,207	$3.95	4.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.75 for our common stock on June 30, 2025.

Notes to the Consolidated Financial Statements (unaudited)

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

On June 23, 2025, the Company’s warrants listed on Nasdaq under the symbol “VRMEW” (the “Uplist Warrants”) expired pursuant to the terms of the Form of Common Stock Purchase Warrant. On June 23, 2025, Nasdaq filed a Form 25 formalizing the suspension of the Uplist Warrants.

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

In connection with the ATM program, the Company incurred direct legal and audit fees totaling $150 thousand. These costs have been recorded as deferred offering costs within other current assets and will be reclassified to additional paid-in capital on a pro-rata basis as shares are issued. Deferred offering costs will be assessed for recoverability at each reporting period. If management determines that the ATM program is not probable to be utilized, the deferred costs will be expensed to general and administrative expenses.

During the three and six months ended June 30, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

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

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. On February 28, 2025, we received a waiver as of December 31, 2024 for certain events of default. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at June 30, 2025.

Notes to the Consolidated Financial Statements (unaudited)

As of January 21, 2025, the Term Note balance of $875 thousand was paid in full and no future principal payments are due.

As of June 30, 2025, $0 was outstanding on the RLOC.

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

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of June 30, 2025 and December 31, 2024, $450 thousand was held by related parties after one member of management left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the six months ended June 30, 2025 and June 30, 2024, interest expense related to the convertible debt was $30 thousand and $44 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of June 30, 2025 and December 31, 2024, the amount outstanding on the convertible debt was $750 thousand and $1,100 thousand, respectively and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

NOTE 8—INCOME TAXES

There are no taxes payable as of June 30, 2025, or December 31, 2024.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the six months ending June 30, 2025, due to the uncertainty surrounding the realizability of the benefit. As of June 30, 2025, the Company had no unrecognized tax benefits.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the six months ended June 30, 2025.

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

Notes to the Consolidated Financial Statements (unaudited)

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

Lease expenses are included in Segment management and technology expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$13	$48	$39	$95
Short-term lease cost	4	4	8	9
Total lease costs	$17	$52	$47	$104

Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Operating Lease right-of-use asset	$89	$236

Current portion of operating lease liabilities	$51	$108
Non-current portion of operating lease liabilities	43	139
Total operating lease liabilities	$94	$247

Cash paid for amounts included in the measurement of operating lease liabilities	$39	$126

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	1.8	2.3

Weighted average discount rate for operating leases	7.4%	6.0%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of June 30, 2025 (in thousands):

Year ending December 31,
2025 (Excluding six months ended June 30, 2025)	$27
2026	55
2027	19
Total future lease payments	101
Less: imputed interest	(7)
Present value of future lease payments	94
Less: current portion of lease liabilities	(51)
Long-term lease liabilities	$43

Notes to the Consolidated Financial Statements (unaudited)

NOTE 10– CONCENTRATIONS

For the three months ended June 30, 2025, one customer represented 11% of revenues and one customer represented 22% of revenues for the three months ended June 30, 2024. For the six months ended June 30, 2025, one customer represented 13% of revenues and one customer represented 22% of revenues for the six months ended June 30, 2024.

During the three and six months ended June 30, 2025, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

As of June 30, 2025, two customers made up 26% of accounts receivable, net. As of December 31, 2024, two customers made up 36% of accounts receivable.

NOTE 11 – SEGMENT REPORTING

As of June 30, 2025, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. The CODM assesses performance by using revenue, gross margin, operating expenses and net earnings. These metrics are analyzed by reviewing budget and forecast versus actual and prior year versus current year reporting. The various income performance measures are reviewed to ensure proper pricing strategies, effective cost controls and cash management across the organization. Reported revenue includes only the revenue generated by sales to external customers.

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

Notes to the Consolidated Financial Statements (unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$4,493	$27	$4,520	$5,244	$108	$5,352

COST OF REVENUE	2,922	7	2,929	3,247	15	3,262

GROSS PROFIT	1,571	20	1,591	1,997	93	2,090

OPERATING EXPENSES
Management and technology	557	9	566	795	296	1,091
Research and development	-	5	5	-	5	5
Sales and marketing	247	1	248	239	97	336
Other Segment Items	378	-	378	251	49	300

Total Segment expenses	1,182	15	1,197	1,285	447	1,732

Segment Income	$389	$5	$394	$713	$(355)	$358

General and Administrative			(716)			(894)

Other Income (Expense)			31			190

NET LOSS			$(291)			$(346)

Notes to the Consolidated Financial Statements (unaudited)

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$8,922	$53	$8,975	$10,858	$253	$11,111

COST OF REVENUE	5,881	13	5,894	6,732	29	6,761

GROSS PROFIT	3,041	40	3,081	4,126	224	4,350

OPERATING EXPENSES
Management and technology	1,153	37	1,190	1,573	515	2,088
Research and development	-	10	10	-	60	60
Sales and marketing	515	3	518	422	261	683
Other Segment Items	806	(100)	706	588	99	687

Total Segment expenses	2,474	(50)	2,424	2,583	935	3,518

Segment Income	$567	$90	$657	$1,543	$(711)	$832

General and Administrative			(1,572)			(2,015)

Other Income (Expense)			53			284

NET LOSS			$(862)			$(899)

Notes to the Consolidated Financial Statements (unaudited)

NOTE 12 – SUBSEQUENT EVENTS

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement.

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

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. We operate a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global and accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit and diversion activities. Further information regarding our business segments is discussed below:

Precision Logistics: The Precision Logistics segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and delayed delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by the major global carrier, may benefit out-sourced service providers. We are working with this major global carrier to address their small and medium-sized business clients, which we believe is an underserved market and presents growth opportunities for our Precision Logistics segment. However, the U.S. presidential administration has imposed tariffs on goods imported into the U.S. In response, several foreign governments have imposed new tariffs on certain goods imported from the U.S. and additional retaliatory measures against U.S. goods are expected. These or additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions. We can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. The seasonality of our business may cause fluctuations in our quarterly operating results.

Recent Developments

UPS Agreements

On July 29, 2025, PeriShip Global entered into (i) a UPS Digital Channel Program Agreement (the “Program Agreement”) with United Parcel Service, Inc., an Ohio corporation (“UPS Ohio”) and UPS Worldwide Forwarding, Inc., a Delaware corporation (“UPS WWF”), and (ii) a UPS Partner API Access Agreement (the “Integration Agreement” and together with the Program Agreement, the “Agreements”) with UPS Digital, Inc., (“UPS Digital” and collectively with UPS Ohio and UPS WWF, “UPS”). The Agreements provide Periship Global access to designated UPS services at promotional rates as part of a specialized logistics management services for time-sensitive and perishable shipments, including proactive monitoring, weather tracking, and issue resolution through certain UPS digital channel program applications. Pursuant to the Integration Agreement, UPS will allow Periship Global to develop Interfaces to certain UPS APIs, access UPS Access Services and the use of UPS Information (as such terms are defined in the Integration Agreement). The Agreements have a term of three years, subject to customary termination and renewal provisions.

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement.

Nasdaq Deficiency Notice

On April 3, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Minimum Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until September 30, 2025, in which to regain compliance with the Minimum Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. If we fail to regain compliance with the Minimum Bid Price Rule, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

This notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1 per share.

Expiration of Uplist Warrants

On June 23, 2025, the Company’s warrants listed on Nasdaq under the symbol “VRMEW” (the “Uplist Warrants”) expired pursuant to the terms of the Form of Common Stock Purchase Warrant. On June 23, 2025, Nasdaq filed a Form 25 formalizing the suspension of the Uplist Warrants.

Results of Operations

Comparison of the three months ended June 30, 2025, and 2024

The following discussion analyzes our results of operations for the three months ended June 30, 2025 and 2024.

Revenue	Three Months Ended June 30,
	2025	2024

Precision Logistics	$4,493	$5,244
Authentication	27	108
Total Revenue	$4,520	$5,352

Consolidated revenue decreased $832 thousand or 16% during the second quarter of 2025 compared to the second quarter of 2024. The decrease is primarily due to a $585 thousand decrease from a discontinued contract with one customer in our Premium services, a $495 thousand decrease related to discontinued services with two customers in our Proactive services, partially offset by increased revenues from new and existing customers in the Precision Logistics segment. The decrease in revenue in our Authentication segment is primarily due to the divestiture of our Trust Codes Global business in December 2024.

Gross Profit	Three Months Ended June 30,
	2025		2024
		% of Revenue		% of Revenue
Precision Logistics	$1,571	35%	$1,997	38%
Authentication	20	74%	93	86%
Total Gross Profit	$1,591	35%	$2,090	39%

Gross profit for the three months ended June 30, 2025, was $1,591 thousand, compared to $2,090 thousand for the three months ended June 30, 2024. The resulting gross margin was 35% for the three months ended June 30, 2025, compared to 39% for the three months ended June 30, 2024. The gross profit decrease relates primarily to the decreased Premium services revenue which has higher margins, and the Authentication decrease from the divestiture of our Trust Codes Global business in December 2024. The Proactive services gross margin percentage improved in Q2 2025 compared to Q2 2024.

Segment Management and Technology

Segment management and technology expenses decreased by $597 thousand to $920 thousand for the three months ended June 30, 2025, compared to $1,517 thousand for the three months ended June 30, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024, a decrease in management wages and severance expense, and the capitalization of development expense related to internally used software in our Precision Logistics segment.

General and Administrative Expenses

General and administrative expenses decreased by $178 thousand to $716 thousand for the three months ended June 30, 2025, compared to $894 thousand for the three months ended June 30, 2024. The decrease relates primarily to a decrease in stock-based compensation from $358 thousand for the three months ended June 30, 2024 to $186 thousand for the three months ended June 30, 2025.

Research and Development

Research and development expenses were $5 thousand for the three months ended June 30, 2025, and 2024, respectively.

Sales and Marketing

Sales and marketing expenses increased by $62 thousand to $272 thousand for the three months ended June 30, 2025, compared to $210 thousand for the three months ended June 30, 2024. The increase is primarily related to a one-time reduction in stock compensation in Precision Logistics for the three months ended June 30, 2024. This improvement was partially offset by a decrease in headcount and travel expense in the Authentication segment.

Interest Income(Expense), net

Interest income, net was $32 thousand for the three months ended June 30, 2025, compared to interest expense, net of $42 thousand for the three months ended June 30, 2024. This decrease primarily relates to the repayment of the Term Note in the first quarter of 2025, reducing the interest expense as well as the increase in interest income from the Company’s investment of proceeds from the warrants exercise in January 2025.

Net Loss

Consolidated net loss for the three months ended June 30, 2025, and 2024 was $291 thousand and $346 thousand, respectively. The decreased loss relates primarily to the improvement in loss before other expense noted above, partially offset by the fair value gain on contingent consideration for the three months ended June 2024. The resulting consolidated loss per share for the three months ended June 30, 2025, and three months ended June 30, 2024, was $0.02 and $0.03 per basic and diluted share, respectively.

Comparison of the six months ended June 30, 2025, and 2024

The following discussion analyzes our results of operations for the six months ended June 30, 2025, and 2024.

Revenue	Six Months Ended June 30,
	2025	2024

Precision Logistics	$8,922	$10,858
Authentication	53	253
Total Revenue	$8,975	$11,111

Consolidated revenue decreased $2,136 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease is primarily due to the decreased demand across several of our Proactive services customers, one customer’s shift to use their cold chain strategy, and a discontinued contract with one customer in our Premium services. The decrease in revenue in our Authentication segment is primarily due to the divestiture of our Trust Codes Global business in December 2024.

Gross Profit	Six Months Ended June 30,
	2025		2024
		% of Revenue		% of Revenue
Precision Logistics	$3,041	34%	$4,126	38%
Authentication	40	75%	224	89%
Total Gross Profit	$3,081	34%	$4,350	39%

Gross profit for the six months ended June 30, 2025, was $3,081 thousand, compared to $4,350 thousand for the six months ended June 30, 2024. The resulting gross margin was 34% for the six months ended June 30, 2025, compared to 39% for the six months ended June 30, 2024. The gross profit decrease relates to the decrease in Premium services revenue which has higher margins than Proactive services, and the decrease in Authentication revenue from the divestiture of our Trust Codes Global business in December 2024. Our Proactive services gross margin percentage improved in 2025 compared to 2024.

Segment Management and Technology

Segment management and technology expenses decreased by $1,014 thousand to $1,846 thousand for the six months ended June 30, 2025, compared to $2,860 thousand for the six months ended June 30, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024 and gain on derecognized liability in our Authentication segment and a decrease in management wages and severance expense in our Precision Logistics segment.

General and Administrative Expenses

General and administrative expenses decreased by $443 thousand to $1,572 thousand for the six months ended June 30, 2025, compared to $2,015 thousand for the six months ended June 30, 2024. The decrease relates primarily to a decrease in stock-based compensation from $724 thousand for the six months ended June 30, 2024 to $418 thousand for the six months ended June 30, 2025.

Research and Development

Research and development expenses were $10 thousand and $60 thousand for the six months ended June 30, 2025, and 2024, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $30 thousand to $568 thousand for the six months ended June 30, 2025, compared to $598 thousand for the six months ended June 30, 2024. The decrease is primarily related to a reduction in employees and consultants in our Authentication segment partially offset by an increase in employees in our Precision Logistics segment and a one-time reduction in stock compensation in 2024.

Interest Income(Expense), net

Interest income was $54 thousand for the six months ended June 30, 2025, compared to interest expense of $80 thousand for the six months ended June 30, 2024. This decrease primarily relates to the repayment of the Term Note in the first quarter of 2025 reducing interest expense as well as the increase in interest income from the Company’s investment of the proceeds from the warrants exercise in January 2025.

Net Loss

Consolidated net loss for the six months ended June 30, 2025, and 2024 was $862 thousand and $899 thousand, respectively. The decreased loss relates primarily to the improvement in loss before other expense noted above, partially offset by the fair value gain on contingent consideration for the six months ended June 30, 2024. The resulting consolidated loss per share for the six months ended June 30, 2025, and six months ended June 30, 2024, was $0.07 and $0.09 per basic and diluted share, respectively.

Liquidity and Capital Resources

Our operations provided $306 thousand of cash during the six months ended June 30, 2025, compared to $312 thousand during the comparable period in 2024.

Cash used by investing activities was $332 thousand during the six months ended June 30, 2025, compared to $191 thousand during the six months ended June 30, 2024. The increase in spend in investing activities relates primarily to increased capitalized software costs in the six months ended June 30, 2025.

Cash provided by financing activities during the six months ended June 30, 2025, was $3,270 thousand compared to cash used in financing activities during the six months ended June 30, 2024 of $313 thousand. The increased cash primarily relates to proceeds from the exercise of warrants, partially offset by the repurchase of shares under the repurchase program and repayment of the Term Note during the six months ended June 30, 2025.

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

In connection with the ATM, we incurred direct legal and audit fees totaling $150 thousand. These costs have been recorded as deferred offering costs within other current assets and will be reclassified to additional paid-in capital and amortized over a period of one year once shares are issued. Deferred offering costs will be assessed for recoverability at each reporting period. If management determines that the ATM program is not probable to be utilized, the deferred costs will be expensed to general and administrative expenses.

During the six months ended June 30, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. As of June 30, 2025, $0 was outstanding on the RLOC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are not currently in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock will be delisted, which would negatively impact our common stock’s market price and liquidity and reduce our ability to raise capital.

On April 3, 2025, we received a deficiency letter from Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the Nasdaq’s Minimum Bid Price Rule, which is a requirement for continued listing on Nasdaq.

We cannot assure you that we will be able to regain compliance with the Minimum Bid Price Rule and maintain compliance with Nasdaq’s other continued listing standards. Accordingly, our common stock could be delisted from Nasdaq. We and holders of our common stock could be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	we may lose the confidence of our business partners, which would jeopardize our ability to continue our business as currently conducted;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our common stock when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2025, the Company issued 60,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
04/01/2025-04/30/2025	-	-	-	$483
05/01/2025-05/31/2025	89,992	$0.74	89,992	$417
06/01/2025-06/30/2025	111,494	$0.78	111,494	$330
Total	201,486	$0.76	201,486	$330

(1)	In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 8, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: August 13, 2025	By: /s/ Adam Stedham

Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2025	By: /s/ Jennifer Cola
Jennifer Cola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

