Form 10-Q
period 2025-09-30
VerifyMe, Inc.
filed 2025-11-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,443,169 shares of common stock outstanding at November 7, 2025.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,007	$2,823
Accounts receivable, net of allowance for credit loss reserve, $9 and $71 as of September 30, 2025 and December 31, 2024, respectively	1,127	2,636
Note receivable, net of allowance for credit loss reserve, $12 and $0 as of September 30, 2025 and December 31, 2024	1,988	-
Unbilled revenue	381	733
Prepaid expenses and other current assets	339	131
Inventory	32	39
TOTAL CURRENT ASSETS	7,874	6,362

PROPERTY AND EQUIPMENT, NET	$68	$116

RIGHT OF USE ASSET	78	236

INTANGIBLE ASSETS, NET	2,317	5,365

GOODWILL	2,926	3,988
TOTAL ASSETS	$13,263	$16,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$-	$500
Accounts payable	978	2,971
Other accrued expense	348	660
Lease liability- current	51	108
Convertible Note – related party, current	400	-
Convertible Note, current	350	-
TOTAL CURRENT LIABILITIES	2,127	4,239

LONG-TERM LIABILITIES
Long-term lease liability	32	139
Term note	-	375
Convertible note – related party	-	450
Convertible note	-	650
TOTAL LIABILITIES	$2,159	$5,853

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized;12,734,425 and 10,829,908 shares issued, 12,252,977 and 10,539,441 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	13	11

Additional paid in capital	101,484	96,344

Treasury stock as cost; 481,448 and 290,467 shares at September 30, 2025 and December 31, 2024, respectively	(502)	(480)

Accumulated deficit	(89,891)	(85,673)

Accumulated other comprehensive loss	-	12

STOCKHOLDERS' EQUITY	11,104	10,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,263	$16,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

NET REVENUE	$5,033	$5,435	$14,008	$16,546

COST OF REVENUE	2,960	3,540	8,854	10,301

GROSS PROFIT	2,073	1,895	5,154	6,245

OPERATING EXPENSES
Segment management and Technology(a)	744	1,329	2,590	4,189
General and administrative (a)	669	778	2,241	2,780
Research and development	5	5	15	65
Sales and marketing (a)	237	401	805	999
Goodwill and intangible asset impairment	3,850	2,252	3,850	2,265
Total Operating expenses	5,505	4,765	9,501	10,298

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,432)	(2,870)	(4,347)	(4,053)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	67	(29)	121	(109)
Other income, net	9	-	8	-
Change in fair value of contingent consideration	-	475	-	839

TOTAL OTHER INCOME, NET	76	446	129	730

NET LOSS	$(3,356)	$(2,424)	$(4,218)	$(3,323)

LOSS PER SHARE
BASIC	(0.26)	(0.23)	(0.34)	(0.32)
DILUTED	(0.26)	(0.23)	(0.34)	(0.32)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	12,682,423	10,603,747	12,542,986	10,306,392
DILUTED	12,682,423	10,603,747	12,542,986	10,306,392

(a)       Includes share-based compensation of $92 thousand and $684 thousand for the three and nine months ended September 30, 2025, respectively, and $486 thousand and $1,183 thousand for the three and nine months ended September 30, 2024 respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NET LOSS	$(3,356)	$(2,424)	$(4,218)	$(3,323)

Change in fair value of interest rate, Swap	-	2	(12)	7

Foreign currency translation adjustments	-	(42)	-	(91)

Total Comprehensive Loss	$(3,356)	$(2,464)	$(4,230)	$(3,407)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,218)	$(3,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	8	8
Stock based compensation	86	174
Change in fair value of contingent consideration	-	(836)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	598	1,009
Loss on disposal of equipment	1	-
Goodwill and intangible asset impairment	3,850	2,261
Amortization and depreciation	853	905
Gain on partial lease termination	(6)	-
Unrealized gain on foreign currency transactions	-	(45)
Changes in operating assets and liabilities:
Accounts receivable	1,513	1,806
Unbilled revenue	352	495
Inventory	22	19
Prepaid expenses and other current assets	(219)	55
Accounts payable, other accrued expenses and net change in operating leases	(2,291)	(2,226)
Net cash provided by operating activities	549	302

CASH FLOWS FROM INVESTING ACTIVITIES
Note Receivable	(2,000)	-
Purchase of patents	-	(12)
Purchase of office equipment	(7)	(7)
Capitalized software costs	(559)	(334)
Net cash used in investing activities	(2,566)	(353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Warrants Exercise	4,348	-
Proceeds from SPP Plan	-	21
Contingent consideration payments	-	(36)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(51)	(47)
Increase in treasury shares (share repurchase program)	(221)	(1)
Repayment of debt and line of credit	(875)	(375)

Net cash provided by (used in) financing activities	3,201	(438)

Effect of exchange rate changes on cash	-	4

NET INCREASE(DECREASE) CASH AND CASH EQUIVALENTS	1,184	(485)
CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - BEGINNING OF PERIOD	2,823	3,095
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,007	$2,610

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70	$160
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease modification	$7	$-
Conversion of convertible note to common stock and accrued interest	$360	$-
Change in fair value of interest rate, swap	$12	$7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at June 30, 2024	-	-	0.85	-	10,384,968	11	95,504	270,367	(464)	(46)	(82,748)	12,257
Restricted stock awards	-	-	-	-	-	-	56	-	-	-	-	56
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	-	-	345	-	-	-	-	345
Common stock issued for services	-	-	-	-	60,000	-	86	-	-	-	-	86
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,424)	(2,424)
Balance at September 30, 2024	-	-	0.85	-	10,444,698	11	95,991	270,367	(464)	(86)	(85,172)	10,280

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at June 30, 2025	-	-	0.85	-	12,323,668	13	101,392	410,757	(434)	-	(86,535)	14,436
Restricted Stock Units, net of shares withheld for employee tax	-	-	-	-	-	-	92	-	-	-	-	92
Repurchase of Common Stock	-	-	-	-	(70,691)	-	-	70,691	(68)	-	-	(68)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,356)	(3,356)
Balance at September 30, 2025	-	-	0.85	-	12,252,977	13	101,484	481,448	(502)	-	(89,891)	11,104

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total

Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	331	-	-	-	-	332
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,845	-	505	(38,095)	125	-	-	630
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	71	-	-	25
Common stock issued for services	-	-	-	-	120,000	-	170	-	-	-	-	170
Repurchase of Common Stock	-	-	-	-	(1,000)	-	-	1,000	(1)	-	-	(1)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(84)	-	(84)
Net loss		-	-	-	-	-	-	-	-	-	(3,323)	(3,323)
Balance at September 30, 2024	-	-	0.85	-	10,444,698	11	95,991	270,367	(464)	(86)	(85,172)	10,280

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Restricted stock awards	-	-	-	-	-	-	96	-	-	-	-	96
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	90,297	-	327	(58,837)	124	-	-	451
Common stock issued for services	-	-	-	-	120,000	-	86	-	-	-	-	86
Repurchase of Common Stock	-	-	-	-	(272,177)	-	-	272,177	(221)	-	-	(221)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,218)	(4,218)
Balance at September 30, 2025	-	-	0.85	-	12,252,977	13	101,484	481,448	(502)	-	(89,891)	11,104

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

Reclassifications

Certain amounts presented for the three and nine months ended September 30, 2024, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiary PeriShip Global. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The Interim Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025. The accompanying Interim Statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future interim periods.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2025 and December 31, 2024.

Amounts in Thousands ('000)

Derivative Asset
(Level 2)

Balance as of December 31, 2024	12

Termination of SWAP, recognized in other comprehensive loss	(12)

Balance at September 30, 2025	$-

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

For the three and nine months ended September 30, 2025, and 2024, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and nine months ended September 30, 2025, there were approximately 3,897,000 anti-dilutive shares consisting of 1,322,000 unvested performance restricted stock units, 224,000 restricted stock units and restricted stock awards, 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and nine months ended September 30, 2024, there were approximately 8,256,000 anti-dilutive shares consisting of 2,305,000 unvested performance restricted stock units, restricted stock units, and restricted stock awards, 221,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

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

NOTE 2 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Precision Logistics		Authentication		Consolidated
Revenue	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024

Proactive services	$4,164	$4,417	$-	$-	$4,164	$4,471
Premium services	809	886	-	-	809	886
Brand protection services	-	-	60	132	60	132
	$4,973	$5,303	$60	$132	$5,033	$5,435

	Precision Logistics		Authentication		Consolidated
Revenue	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024

Proactive services	$11,687	$12,587	$-	$-	$11,687	$12,587
Premium services	2,208	3,574	-	-	2,208	3,574
Brand protection services	-	-	113	385	113	385
	$13,895	$16,161	$113	$385	$14,008	$16,546

Notes to the Consolidated Financial Statements (unaudited)

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2025, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of September 30, 2025, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	September 30,
In Thousands	2025	2024
Beginning balance, January 1	$733	$1,282
Contract asset additions	4,967	6,464
Reclassification to accounts receivable, billed to customers	(5,319)	(6,960)
Ending balance, September 30 (1)	$381	$786

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, we made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Precision Logistics segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Precision Logistics reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,062 thousand during the three and nine months ended September 30, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2025, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2025	$-	$3,988	$3,988

2025 Activity
Goodwill impairment charge	-	(1,062)	(1,062)
Net book value at
September 30, 2025	$-	$2,926	$2,926

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

ASC Topic 360-10, “Impairment or disposal of long lived assets (“ASC Topic 360”), provides guidance on accounting for the impairment and disposal of long lived assets, covering both tangible and intangible finite-lived assets. The standard ensures that financial statements reflect the economic reality of assets by properly accounting for declines in value or disposals. Under ASC Topic 360, an entity must perform an analysis to determine whether it is more likely than not that the fair value of a long lived asset is less than its carrying amount based on estimates of future cash flows.

Determining the fair value of long lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our fair value estimates are based on assumptions that we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our long lived asset impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.

On August 26, 2025 FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, we made revisions to our internal forecasts that resulted in an interim triggering event for the three months ending September 30, 2025, indicating the carrying value of our long-lived assets including internally used software, deferred implementation, trademarks, customer relationships, non-compete and developed technology may not be recoverable. The analysis indicated that certain intangible assets were impaired. The Company further concluded as of September 30, 2025 the carrying value of the long lived assets exceeded its estimated fair values, which resulted in an impairment charge. We recorded an intangible asset impairment charge of $2,788 thousand during the three and nine months ended September 30, 2025, respectively, within goodwill and intangible asset impairment on the consolidated statement of operations.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$699	$-	$699	10
Developed Technology	795	-	795	3
Internally Used Software	823	-	823	5
Total Intangible Assets	$2,317	$-	$2,317
December 31, 2024
Patents and Trademarks	$1,112	$(230)	$882	10
Customer Relationships	1,839	(495)	1,344	7
Developed Technology	3,143	(1,411)	1,732	3
Internally Used Software	1,418	(207)	1,211	7
Non-Compete Agreement	191	(103)	88	2
Deferred Implementation	135	(27)	108	8
Total Intangible Assets	$7,838	$(2,473)	$5,365

Notes to the Consolidated Financial Statements (unaudited)

Amortization expense for intangible assets was $271 thousand and $277 thousand for the three months ended September 30, 2025, and 2024 respectively, and $819 thousand and $817 thousand for the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025 the Company impaired certain intangible assets by $2,788 thousand, and $914 thousand during the nine months ended September 30, 2024, to adjust the gross carrying amount related to these assets as a result of the impairment analysis of long lived assets under ASC 360.

Patents and Trademarks

As of September 30, 2025, our current patent and trademark portfolios consist of six granted U.S. patents and one granted European patents, two pending foreign patent applications and several foreign trademarks.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2025 (three months remaining)	$137
2026	549
2027	549
2028	333
2029	238
Thereafter	511
Total	$2,317

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $0 thousand and $96 thousand related to restricted stock awards for the three and nine months ended September 30, 2025, respectively. The Company expensed $56 thousand and $331 thousand related to restricted stock awards for the three and nine months ended September 30, 2024, respectively.

The Company expensed $92 thousand and $502 thousand related to restricted stock units for the three and nine months ended September 30, 2025, respectively. The Company expensed $345 thousand and $678 thousand related to restricted stock units for the three and nine months ended September 30, 2024, respectively.

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

On March 31, 2025, the Company issued 60,000 shares of restricted common stock, vesting immediately with a value of $41 thousand, for consulting services. On September 30, 2025, the Company issued an additional 60,000 shares of restricted common stock, vesting immediately with a value of $45 thousand, for consulting services.

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

Notes to the Consolidated Financial Statements (unaudited)

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied ASC Topic 718, Compensation-Stock Compensation and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 thousand for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company expensed $0 and $4 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company received $0 thousand and $21 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

Shares Held in Treasury

As of September 30, 2025, and December 31, 2024, the Company had 481,448 and 290,467 shares, respectively, held in treasury with a value of approximately $502 thousand and $480 thousand, respectively.

On February 29, 2024, seven participants exercised their option under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.  During the nine months ended September 30, 2025, the Company repurchased 272,177 shares for $221 thousand under the Company’s current plan.

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

Stock Options

The following table summarizes the activities for the Company’s stock options as of September 30, 2025:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2024	221,000	$3.57	0.4	$-

Granted	-	-

Forfeited/Cancelled/Expired	(221,000)	3.57

Balance as of September 30, 2025	-	$-	-	$-

Exercisable as of September 30, 2025	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

Notes to the Consolidated Financial Statements (unaudited)

As of September 30, 2025, the Company had no outstanding stock options.

During the nine months ended September 30, 2025, and 2024, the Company expensed $0, with respect to options.

As of September 30, 2025, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of September 30, 2025:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2024	140,000	$1.60

Granted	-	-

Vested	(140,000)	1.60

Balance at September 30, 2025	-	$-

As of September 30, 2025, total unrecognized share-based compensation cost related to unvested restricted stock awards is $0.

The following table summarizes the unvested restricted stock units as of September 30, 2025:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2024	273,736	$1.38

Granted	110,773	1.52

Vested	(155,038)	1.44

Forfeited	(20,334)	1.57

Balance at September 30, 2025	209,137	$1.39

As of September 30, 2025, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $69 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the unvested performance-based restricted stock units as of September 30, 2025:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2024	1,606,660	$1.37

Granted	-	-

Forfeited/Cancelled	(285,069)	2.40

Balance at September 30, 2025	1,321,591	$1.15

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

As of September 30, 2025, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $199 thousand, which is expected to be recognized over a weighted-average period of less than a year.

Warrants

The following table summarizes the activities for the Company’s warrants as of September 30, 2025:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2024	4,628,586	4.13	1.2

Issued	1,461,896	4.00

Exercised	(1,461,896)	3.22

Expired	(3,073,379)	4.60

Balance as of September 30, 2025	1,555,207	$3.95	4.6

Exercisable as of September 30, 2025	1,555,207	$3.95	4.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.89 for our common stock on September 30, 2025.

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

The Company recognized the fair value of the new warrants using the Black-Scholes option pricing model. The fair value of the new warrants was estimated at $3,971 thousand. The transaction was treated as an equity issuance, and the fair value of the new warrants was recorded in additional paid-in capital. Direct transaction costs totaling approximately $352 thousand, including legal fees and placement agent commissions, were also recorded as a reduction to additional paid-in capital.

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

During the three and nine months ended September 30, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

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

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. On February 28, 2025, we received a waiver as of December 31, 2024 for certain events of default. PeriShip Global was in compliance with all affirmative and restrictive covenants under the PNC Facility at September 30, 2025. On August 8, 2025, the Company extended the line of credit to September 30, 2026.

Notes to the Consolidated Financial Statements (unaudited)

As of January 21, 2025, the Term Note balance of $875 thousand was paid in full and no future principal payments are due.

As of September 30, 2025, $0 was outstanding on the RLOC.

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

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2024, $450 thousand was held by related parties. As of September 30, 2025, $400 thousand was held by related parties after a board member left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the nine months ended September 30, 2025 and September 30, 2024, interest expense related to the convertible debt was $46 thousand and $66 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of September 30, 2025 and December 31, 2024, the amount outstanding on the convertible debt was $750 thousand and $1,100 thousand, respectively and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

NOTE 8—NOTE RECEIVABLE

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. As of September 30, 2025 the Company reserved $12 thousand allowance for credit loss on the note.

NOTE 9—INCOME TAXES

There are no taxes payable as of September 30, 2025, or December 31, 2024.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the nine months ending September 30, 2025, due to the uncertainty surrounding the realizability of the benefit. As of September 30, 2025, the Company had no unrecognized tax benefits.

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

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all, of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the nine months ended September 30, 2025.

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

Lease expenses are included in Segment management and technology expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$13	$50	$52	$145
Short-term lease cost	4	4	12	13
Total lease costs	$17	$54	$64	$158

Supplemental information related to leases was as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Operating Lease right-of-use asset	$78	$236

Current portion of operating lease liabilities	$51	$108
Non-current portion of operating lease liabilities	32	139
Total operating lease liabilities	$83	$247

Cash paid for amounts included in the measurement of operating lease liabilities	$53	$126

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	1.6	2.3

Weighted average discount rate for operating leases	7.4%	6.0%

The following is a reconciliation of future undiscounted cash flows to the operating lease liabilities on our consolidated balance sheets as of September 30, 2025 (in thousands):

Year ending December 31,
2025 (Excluding nine months ended September 30, 2025)	$14
2026	55
2027	19
Total future lease payments	88
Less: imputed interest	(5)
Present value of future lease payments	83
Less: current portion of lease liabilities	(51)
Long-term lease liabilities	$32

Notes to the Consolidated Financial Statements (unaudited)

NOTE 11– CONCENTRATIONS

For the three months ended September 30, 2025, one customer represented 10% of revenues and one customer represented 14% of revenues for the three months ended September 30, 2024. For the nine months ended September 30, 2025, one customer represented 12% of revenues and one customer represented 19% of revenues for the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, one vendor accounted for 99% of transportation cost, in our Precision Logistics segment.

As of September 30, 2025, one customer made up 23% of accounts receivable, net. As of December 31, 2024, two customers made up 36% of accounts receivable.

NOTE 12 – SEGMENT REPORTING

As of September 30, 2025, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. The CODM assesses performance by using revenue, gross margin, operating expenses and net earnings. These metrics are analyzed by reviewing budget and forecast versus actual and prior year versus current year reporting. The various income performance measures are reviewed to ensure proper pricing strategies, effective cost controls and cash management across the organization. Reported revenue includes only the revenue generated by sales to external customers.

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

Notes to the Consolidated Financial Statements (unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$4,973	$60	$5,033	$5,303	$132	$5,435

COST OF REVENUE	2,934	26	2,960	3,526	14	3,540

GROSS PROFIT	2,039	34	2,073	1,777	118	1,895

OPERATING EXPENSES
Management and technology	401	7	408	642	264	906
Research and development	-	5	5	-	5	5
Sales and marketing	214	3	217	245	140	385
Other Segment Items	356	-	356	387	52	439
Goodwill and Intangible asset impairment	3,850	-	3,850	-	2,252	2,252

Total Segment expenses	4,821	15	4,836	1,274	2,713	3,987

Segment (Expense) Income	$(2,782)	$19	$(2,763)	$503	$(2,595)	$(2,092)

General and Administrative			(669)			(778)

Other Income			76			446

NET LOSS			$(3,356)			$(2,424)

Notes to the Consolidated Financial Statements (unaudited)

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$13,895	$113	$14,008	$16,161	$385	$16,546

COST OF REVENUE	8,815	39	8,854	10,258	43	10,301

GROSS PROFIT	5,080	74	5,154	5,903	342	6,245

OPERATING EXPENSES
Management and technology	1,554	44	1,598	2,215	779	2,994
Research and development	-	15	15	-	65	65
Sales and marketing	729	6	735	667	401	1,068
Other Segment Items	1,162	(100)	1,062	975	151	1,126
Goodwill and Intangible asset impairment	3,850	-	3,850	-	2,265	2,265

Total Segment expenses (income)	7,295	(35)	7,260	3,857	3,661	7,518

Segment (Expense) Income	$(2,215)	$109	$(2,106)	$2,046	$(3,319)	$(1,273)

General and Administrative			(2,241)			(2,780)

Other Income			129			730

NET LOSS			$(4,218)			$(3,323)

Notes to the Consolidated Financial Statements (unaudited)

NOTE 13 – SUBSEQUENT EVENTS

On October 9, 2025, the Company issued 70,000 restricted stock awards vesting on October 9, 2026 to two members of the Board of Directors.

On October 10, 2025, the Company issued 89,310 shares of common stock underlying vested restricted stock units to a former board member.

After the third quarter ended September 30, 2025, the Company discontinued one foreign patent application, and abandoned one US and one European patent because they have no current planned use.

On November 3, 2025, the Company issued 30,882 shares of common stock upon vesting of 46,336 restricted stock units, net of 15,454 withheld for taxes related to a stock grant on November 2, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “intended,” “plan,” “could,” “target,” “potential,” “will,” “would,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, sources of future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

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

Authentication: The Authentication segment specializes in anti-counterfeit and brand protection. This is critical in the current landscape of increased counterfeit activity and customer expectations

Opportunities

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

Partnerships:

On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a FedEx preferred shipper and our Precision Logistics segment can no longer offer our Proactive services to FedEx customers. We continue to provide our Premium services to FedEx customers. On September 24, 2025, we began offering Proactive services to the customers of an alternative Preferred Shipping Partner.

On July 29, 2025, PeriShip Global entered into (i) a Digital Channel Program Agreement (the “Program Agreement”) and (ii) a Partner API Access Agreement (the “Integration Agreement” and together with the Program Agreement, the “Agreements”) with an alternative Preferred Shipping Partner (“Partner”). The Agreements provide PeriShip Global access to designated Partner services at promotional rates as part of a specialized logistics management services for time-sensitive and perishable shipments, including proactive monitoring, weather tracking, and issue resolution through certain digital channel program applications. Pursuant to the Integration Agreement, PeriShip Global will be permitted to develop Interfaces to certain Partner APIs, Access Services and Information (as such terms are defined in the Integration Agreement). The Agreements have a term of three years, subject to customary termination and renewal provisions.

Our Authentication segment has a contract with HP Indigo. We believe this partnership can be used to enable brand owners to securely prevent counterfeiting.

Current Economic Environment

In response to market conditions and lower demand some carriers have implemented strategies to address a potential global recession. We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. While a recession, whether global or more localized to the U.S., may decrease the demand for our services that are more discretionary in nature, we believe that the internal cost cutting measures, if implemented by carriers, may benefit out-sourced service providers. Additionally, the U.S. presidential administration has imposed tariffs on goods imported into the U.S. In response, several foreign governments have imposed new tariffs on certain goods imported from the U.S. and additional retaliatory measures against U.S. goods are expected. These or additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions. We can provide no assurances that a decline in discretionary consumer spending will not have a negative impact on our revenues and results of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. While the fourth quarter is historically our highest revenue quarter, we expect revenues from Proactive services to decline in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024 due to the previously disclosed loss of FedEx as a shipping supplier. The seasonality of our business may cause fluctuations in our quarterly operating results.

Recent Developments

FedEx

On August 26, 2025, the FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a FedEx preferred shipper and our Precision Logistics segment can no longer offer our Proactive services to FedEx customers. We continue to provide our Premium services to FedEx customers. As a result of this change, it is likely that our revenues from Proactive services will materially decline in the quarters ended December 31, 2025 and March 31, 2026 as compared to the quarters ended December 31, 2024 and March 31, 2025. We expect our Proactive services revenues to substantially recover during 2026 as we transition additional customers and increase our existing and new customer bases.

Partner Agreements

On July 29, 2025, PeriShip Global entered into a Program Agreement, and an Integration Agreement with an alternative Preferred Shipping Partner (“Partner”). The Agreements provide PeriShip Global access to designated Partner services at promotional rates as part of a specialized logistics management services for time-sensitive and perishable shipments, including proactive monitoring, weather tracking, and issue resolution through certain digital channel program applications. Pursuant to the Integration Agreement, PeriShip Global will be permitted to develop Interfaces to certain Partner APIs, Access Services and Information (as such terms are defined in the Integration Agreement). The Agreements have a term of three years, subject to customary termination and renewal provisions.

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

Nasdaq Deficiency Notice

On April 3, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Minimum Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until September 30, 2025, in which to regain compliance with the Minimum Bid Price Rule. On October 1, 2025, we received written notice from the Listing Qualifications staff of Nasdaq providing a second 180 calendar day compliance period, or until March 30, 2026, in which to regain compliance with the Minimum Bid Price Rule. On October 17, 2025, we received written notice from the Listing Qualifications staff of Nasdaq stating that for the last 10 consecutive business days, the closing bid price of our common stock has been at $1.00 per share or greater, and accordingly, we regained compliance with the minimum bid price requirements set forth in The Nasdaq Listing Rules for continued listing on the Nasdaq Capital Market. Nasdaq informed us in the compliance notice that it now considers this matter closed.

Results of Operations

Comparison of the three months ended September 30, 2025, and 2024

The following discussion analyzes our results of operations for the three months ended September 30, 2025 and 2024.

Revenue	Three Months Ended September 30,
(in thousands)	2025	2024

Precision Logistics	$4,973	$5,303
Authentication	60	132
Total Revenue	$5,033	$5,435

Consolidated revenue decreased $402 thousand or 7% during the third quarter of 2025 compared to the third quarter of 2024. The decrease is primarily due to a $767 thousand decrease related to discontinued services with two customers in our Proactive services, partially offset by increased revenues from new and existing customers in the Precision Logistics segment. The decrease in revenue in our Authentication segment is primarily due to the divestiture of our Trust Codes Global business in December 2024.

Gross Profit	Three Months Ended September 30,
(in thousands)	2025		2024
		% of Revenue		% of Revenue
Precision Logistics	$2,039	41%	$1,777	34%
Authentication	34	57%	118	89%
Total Gross Profit	$2,073	41%	$1,895	35%

Gross profit for the three months ended September 30, 2025, was $2,073 thousand, compared to $1,895 thousand for the three months ended September 30, 2024. The resulting gross margin was 41% for the three months ended September 30, 2025, compared to 35% for the three months ended September 30, 2024. The gross profit increase relates primarily to decreased costs related to our Proactive services.

Segment Management and Technology

Segment management and technology expenses decreased by $585 thousand to $744 thousand for the three months ended September 30, 2025, compared to $1,329 thousand for the three months ended September 30, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024, a decrease in management wages and stock compensation expense, and the capitalization of development expense related to internally used software in our Precision Logistics segment.

General and Administrative Expenses

General and administrative expenses decreased by $109 thousand to $669 thousand for the three months ended September 30, 2025, compared to $778 thousand for the three months ended September 30, 2024. The decrease relates primarily to a decrease in stock-based compensation and management wages.

Research and Development

Research and development expenses were $5 thousand for the three months ended September 30, 2025, and 2024, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $164 thousand to $237 thousand for the three months ended September 30, 2025, compared to $401 thousand for the three months ended September 30, 2024. This improvement was primarily due to a decrease in headcount and travel expense in the Precision Logistics and Authentication segments.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessments performed in the third quarter of 2025, an intangible asset impairment charge of $2,788 thousand and a goodwill impairment charge of $1,062 thousand was recorded for the three months ended September 30, 2025 relating to the Precision Logistics segment. An intangible asset impairment charge of $901 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the three months ended September 30, 2024 relating to Authentication segment.

Interest Income(Expense), net

Interest income, net was $67 thousand for the three months ended September 30, 2025, compared to interest expense, net of $29 thousand for the three months ended September 30, 2024. This increase primarily relates to a reduction of interest expense resulting from the repayment of the Term Note in the first quarter of 2025, an increase in interest income from the Company’s investment of proceeds from the warrants exercise in January 2025, and interest income earned on the promissory note with ZenCredit entered on August 8, 2025.

Net Loss

Consolidated net loss for the three months ended September 30, 2025, and 2024 was $3,356 thousand and $2,424 thousand, respectively. The increased loss relates primarily to the one time goodwill and intangible asset impairment, noted above, and the gain on change in fair value of the contingent consideration related to the acquisition of Trust Codes Global for the three months ended September 30, 2024 that did not recur in the three months ended September 30, 2025. The resulting consolidated loss per share for the three months ended September 30, 2025, and three months ended September 30, 2024, was $0.26 and $0.23 per basic and diluted share, respectively.

Comparison of the Nine months ended September 30, 2025, and 2024

The following discussion analyzes our results of operations for the nine months ended September 30, 2025, and 2024.

Revenue	Nine Months Ended September 30,
(in thousands)	2025	2024

Precision Logistics	$13,895	$16,161
Authentication	113	385
Total Revenue	$14,008	$16,546

Consolidated revenue decreased $2,538 thousand for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily due to the decreased demand across several of our Proactive services customers, one customer’s shift to use their cold chain strategy, and a discontinued contract with one customer in our Premium services. The decrease in revenue in our Authentication segment is primarily due to the divestiture of our Trust Codes Global business in December 2024.

Gross Profit	Nine Months Ended September 30,
(in thousands)	2025		2024
		% of Revenue		% of Revenue
Precision Logistics	$5,080	37%	$5,903	37%
Authentication	74	65%	342	89%
Total Gross Profit	$5,154	37%	$6,245	38%

Gross profit for the nine months ended September 30, 2025, was $5,154 thousand, compared to $6,245 thousand for the nine months ended September 30, 2024. The resulting gross margin was 37% for the nine months ended September 30, 2025, compared to 38% for the nine months ended September 30, 2024. The gross profit decrease relates to the decrease in Premium services revenue which has higher margins than Proactive services, and the decrease in Authentication revenue from the divestiture of our Trust Codes Global business in December 2024. Our Proactive services gross margin percentage improved in 2025 compared to 2024.

Segment Management and Technology

Segment management and technology expenses decreased by $1,599 thousand to $2,590 thousand for the nine months ended September 30, 2025, compared to $4,189 thousand for the nine months ended September 30, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024 and gain on derecognized liability in our Authentication segment and a decrease in management wages and severance expense in our Precision Logistics segment.

General and Administrative Expenses

General and administrative expenses decreased by $539 thousand to $2,241 thousand for the nine months ended September 30, 2025, compared to $2,780 thousand for the nine months ended September 30, 2024. The decrease relates primarily to a decrease in stock-based compensation from $1,055 thousand for the nine months ended September 30, 2024 to $465 thousand for the nine months ended September 30, 2025.

Research and Development

Research and development expenses were $15 thousand and $65 thousand for the nine months ended September 30, 2025, and 2024, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $194 thousand to $805 thousand for the nine months ended September 30, 2025, compared to $999 thousand for the nine months ended September 30, 2024. The decrease is primarily related to a reduction in employees and consultants in our Precision Logistics and Authentication segments.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessment performed in the third quarter of 2025, an intangible asset impairment charge of $2,788 thousand and a goodwill impairment charge of $1,062 thousand was recorded for the nine months ended September 30, 2025 relating to the Precision Logistics segment. An intangible asset impairment charge of $914 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the nine months ended September 30, 2024 relating to Authentication segment.

Interest Income (Expense), net

Interest income was $121 thousand for the nine months ended September 30, 2025, compared to interest expense of $109 thousand for the nine months ended September 30, 2024. This increase in interest income primarily relates to the repayment of the Term Note in the first quarter of 2025 reducing interest expense as well as the increase in interest income from the Company’s investment of the proceeds from the warrants exercise in January 2025, and interest income earned on the Loan Agreement with ZenCredit entered on August 8, 2025.

Net Loss

Consolidated net loss for the nine months ended September 30, 2025, and 2024 was $4,218 thousand and $3,323 thousand, respectively. The increased loss relates primarily to the one time goodwill and intangible asset impairment, noted above, and the gain on change in fair value of the contingent consideration related to the acquisition of Trust Codes Global for the nine months ended September 30, 2024 that did not recur in the nine months ended September 30, 2025. The resulting consolidated loss per share for the nine months ended September 30, 2025, and nine months ended September 30, 2024, was $0.34 and $0.32 per basic and diluted share, respectively.

Liquidity and Capital Resources

Our operations provided $549 thousand of cash during the nine months ended September 30, 2025, compared to $302 thousand during the comparable period in 2024.

Cash used by investing activities was $2,566 thousand during the nine months ended September 30, 2025, compared to $353 thousand during the nine months ended September 30, 2024. The increase in spending in investing activities relates primarily to a Promissory Note of $2 million with ZenCredit entered into on August 8, 2025 and increased capitalized software costs in the nine months ended September 30, 2025.

Cash provided by financing activities during the nine months ended September 30, 2025, was $3,201 thousand compared to cash used in financing activities during the nine months ended September 30, 2024 of $438 thousand. The increased cash primarily relates to proceeds from the exercise of warrants, partially offset by the repurchase of shares under the repurchase program and repayment of the Term Note during the nine months ended September 30, 2025.

On August 8, 2025, we entered into the Loan Agreement with ZenCredit. Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million and on August 11, 2025 we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. As of September 30, 2025, we reserved $12 thousand allowance for expected credit loss on the Note.

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

During the nine months ended September 30, 2025, and as of the date of this filing, we have not sold any shares of common stock through the ATM.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. As of September 30, 2025, $0 was outstanding on the RLOC. On August 8, 2025, the Company extended the line of credit to September 30, 2026.

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

On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required us to conduct an interim test of the fair value of the goodwill for the Precision Logistics segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Precision Logistics reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $1,062 thousand during the three and nine months ended September 30, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations.

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

On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result of the revised internal forecasts, the Company concluded in accordance with ASC 360 that this change was an interim triggering event for the three months ended September 30, 2025, indicating the carrying value of our long-lived assets including internally used software, deferred implementation, trademarks, customer relationships, non-compete and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the net undiscounted cashflow expected to be generated. The analysis indicated that certain intangible assets were impaired. We recorded an intangible impairment charge of $2,788 thousand during the three months ended September 30, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations.

Use of Non-GAAP Financial Measures

This Form 10-Q includes both financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”), as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to and should not be considered as alternatives to any other GAAP financial measures. They may not be indicative of the historical operating results of VerifyMe nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

VerifyMe’s management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that both management and shareholders benefit from referring to EBITDA and Adjusted EBITDA in planning, forecasting and analyzing future periods. Additionally, the Company believes Adjusted EBITDA is useful to investors to evaluate its results because it excludes certain items that are not directly related to the Company’s core operating performance. In particular, with regard to our comparison of Adjusted EBITDA for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024, we believe is useful to investors in understanding the results of operations. The Company’s management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. The Company’s management recognizes that EBITDA and Adjusted EBITDA, as non-GAAP financial measures, have inherent limitations because of the described excluded items.

The Company defines EBITDA as net loss before interest (income) expense, income tax expense (benefit), and depreciation and amortization. Adjusted EBITDA represents EBITDA plus non-cash stock compensation expense, fair value of restricted stock units issued in exchange for services, severance expense, gain on derecognized liability, goodwill and intangible asset impairments, change in fair value of contingent consideration,  and one-time professional expenses for acquisitions and divestiture. VerifyMe believes EBITDA and Adjusted EBITDA are important measures of VerifyMe’s operating performance because they allow management, investors and analysts to evaluate and assess VerifyMe’s core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

 A reconciliation of EBITDA and Adjusted EBITDA to the most comparable financial measure, net loss, calculated in accordance with GAAP is included in a schedule to this press release. The Company believes that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between VerifyMe and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules as the presentation here may not be comparable to other similarly titled measures of other companies.

VerifyMe, Inc.

Consolidated EBITDA and Adjusted EBITDA Reconciliation Table (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024

Net Loss (GAAP)	$(3,356)	$(2,424)	$(4,218)	$(3,323)
Interest (income) expense, net	(67)	29	(121)	109
Amortization and depreciation	281	306	853	905

Total EBITDA (Non-GAAP)	(3,142)	(2,089)	(3,486)	(2,309)

Adjustments:

Stock based compensation	-	85	86	174
Fair value of restricted stock and restricted stock units issued in exchange for services	92	401	598	1,009
Severance	37	-	112	141
Change in fair value of contingent consideration	-	(475)	-	(839)
Gain on derecognized liability	(9)	-	(109)	-
Goodwill and intangible asset impairment	3,850	2,252	3,850	2,265
One-time professional expenses for acquisitions/divestiture	4	-	51	-

Total Adjusted EBITDA (Non-GAAP)	$832	$174	$1,102	$441

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent Quarterly Reports on Form 10-Q, except as set forth below.

Our Precision Logistics segment relies on a new key strategic partner for shipping services for our customers and as a source for customers representing a substantial percentage of our revenues.

PeriShip Global partners with one major global carrier for its customers’ shipping needs. Our business is dependent, and we believe that it will continue to depend on our relationship with a new strategic partner. On August 26, 2025, our prior strategic partner notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper with that strategic partner and our Precision Logistics segment can no longer offer our Proactive services to that strategic partner’s customers. We continue to provide our Premium services to that strategic partner’s customers. On September 24, 2025, we began offering Proactive services to customers of our new strategic partner.

While we work closely with this key strategic partner and have transportation services and pricing agreements in place covering the shipping services they provide to our customers, such agreements are subject to termination or modification from time to time. If our strategic partner is unwilling or unable to supply to us the shipping services we market and sell on acceptable terms, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative shipping services from other providers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative shipping service suppliers from which we can obtain the shipping services we currently receive from our strategic partner. In addition, establishing the necessary information technology infrastructure and business relationship with our new key shipping service provider, or with other shipping services providers, may be costly and time consuming and may ultimately not be successful or cost-effective. Further, any increase in the prices charged by our single strategic partner or failure to perform by our strategic partner could cause our costs to increase or could cause us to experience short-term unavailability of shipping services on which our business relies.

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

As a result of the change in the strategic partner through which we provide our Proactive services, it is likely that our revenues from Proactive services will materially decline in the quarters ended December 31, 2025 and March 31, 2026 as compared to the quarters ended December 31, 2024 and March 31, 2025. We expect our Proactive services revenues to substantially recover during 2026 as we transition additional customers and increase our existing and new customer bases however, there can be no assurance that our Proactive service revenue will return to historical levels.

In addition, a material portion of our revenue has been generated by our prior strategic partner reselling our services to its customers under a “white label” arrangement, which we refer to as a Premium Service. We continue to provide our Premium services to our prior strategic partner’s customers, but it is unlikely that this will continue in the long-term. Under this arrangement we provide our logistics services to our prior strategic partner’s customers in exchange for a pre-negotiated service fee per shipment. Sales through our prior strategic partner accounted for approximately 16% of revenue of our Precision Logistics segment for the year ended December 31, 2024, and 17% for the year ended December 31, 2023. Our prior strategic partner provides its own service offering to its customers that competes with our Premium Services, and we expect revenue from our Premium Services in our Precision Logistics segment will likely decrease over time as our prior strategic partner competes with us for these customers. If we fail to offset any reduction in business for our Premium Services in our Precision Logistics segment through our Proactive Services or other service offerings, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to seasonal trends.

Historically, our operating results in the Precision Logistics segment have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Because revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. In addition, as a result of the change in the strategic partner through which we provide our Proactive services, it is likely that our revenues from Proactive services will materially decline in the quarters ended December 31, 2025 and March 31, 2026 as compared to the quarters ended December 31, 2024 and March 31, 2025 and we will not experience as much of a seasonal increase in our revenues during the fourth quarter of fiscal year ended December 31, 2025. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Plan

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
07/01/2025-07/31/2025	-	-	-	$330
08/01/2025-08/31/2025	70,689	$0.98	70,691	$262
09/01/2025-09/30/2025	-	-	-	$262
Total	70,689	$0.98	70,691	$262

(1)	In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended or discontinued at the discretion of the Board at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 8, 2025 (incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
10.1*†+	Digital Channel Program Agreement
10.2*†+	Partner API Access Agreement
10.3*	Master Loan Agreement with ZenCredit Ventures, LLC
10.4*	Promissory Note to ZenCredit Ventures, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

+ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K of the Securities Act of 1933, as amended. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

† Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFYME, INC.

Date: November 14, 2025	By: /s/ Adam Stedham
Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2025	By: /s/ Jennifer Cola
Jennifer Cola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

