Form 10-K
period 2025-12-31
VerifyMe, Inc.
filed 2026-03-31
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,959,516 as of June 30, 2025. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2025, as reported on the Nasdaq Capital Market.

The registrant had 13,119,065 shares of common stock outstanding as of the close of business on March 23, 2026.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “currently,” “establishing,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this Report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. We operate a Precision Logistics segment which includes the operations of our subsidiary PeriShip Global LLC (“PeriShip Global”)and accounts for nearly all VerifyMe revenue, and an Authentication segment. Through our Precision Logistics segment, we provide value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which are supported by a service center. Through our Authentication segment our technologies enable brand owners to deter counterfeit and diversion activities. Further information regarding our business segments is discussed below:

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Services – clients use our shipping monitoring, predictive analytics, or exception management services. Shippers use their own transportation rates, provided and charged directly by their carrier, with our added services charged (i) directly by the carrier, under a “white label” arrangement, which we refer to as our Premium service, or (ii) by us, which we refer to as our Direct Premium service. These services include customer web portal access, weather monitoring, temperature control, full-service center support and last mile resolution.

As discussed in the section “Partnerships” below, we ceased providing ProActive services to our prior carrier partner in September 2025. In February 2026, we ceased providing Premium services to our prior carrier partner. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

Beginning in September 2025, we began providing ProActive services to our new Strategic Partner. We are currently establishing the ability to offer our Premium services to our Strategic Partner. We expect to begin broadly offering Premium and Direct Premium services to customers of our new Strategic Partner in the second quarter of 2026.

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

Authentication: The Authentication segment specializes in anti-counterfeit and brand protection. We are not actively pursuing business in the Authentication segment but continue to service existing customers.

Recent Developments

Merger Agreement

On January 2, 2026, we entered into a letter agreement (the “LOI”) with Open World Ltd., a Cayman Islands exempted company (“Open World”), regarding a proposed merger transaction. On February 11, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”) and Open World. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each holder of ordinary shares of Open World outstanding immediately prior to the Effective Time (excluding holders of Excluding Shares and Dissenting Shares, as defined in the Merger Agreement) will be entitled to receive the number of shares of our common stock, based on the Exchange Ratio as defined in the Merger Agreement (the “Exchange Ratio”), (ii) each investor in Open World Simple Agreements for Future Equity (“Open World SAFEs”) outstanding immediately prior to the Effective Time will be entitled to receive a right to a number of shares of our common stock based on the Exchange Ratio and (iii) any outstanding option to purchase shares of Open World shall be converted into an option to purchase the number of shares of our common stock based on the Exchange Ratio.

Immediately following the closing of the Merger (the “Closing”), our pre-Closing stockholders are expected to collectively retain approximately 10% of the post-Closing aggregate number of shares of our common stock and holders of Open World ordinary shares and Open World SAFEs will receive as merger consideration newly issued shares of our common stock representing approximately 90% of the post-Closing aggregate number of shares of our common stock.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, (i) covenants requiring each of us and Open World to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Closing or earlier termination of the Merger Agreement, subject to certain exceptions, (ii) covenants prohibiting us and Open World from engaging in certain kinds of transactions during such period (without the prior written consent of the other), and (iii) a covenant restricting us and Open World from activities relating to the soliciting, initiating, encouraging, inducing or facilitating the communication, making, submission or announcement of any alternative acquisition proposals or inquiries.

The Merger Agreement also requires us, in cooperation with the Open World, to prepare and file with the SEC a registration statement on Form S-4 that will contain a proxy statement relating to a Company stockholder meeting to be held in connection with the Merger (the “Registration Statement”) and pursuant to which our shares of common stock will be registered under the Securities Act of 1933, as amended (the “Securities Act”), to be issued by virtue of the Merger and the contemplated transactions thereunder. We shall use its reasonable best efforts to (i) cause the Registration Statement to comply with applicable rules and regulations promulgated by the SEC, (ii) cause the Registration Statement to become effective as promptly as practicable, and (iii) keep the Registration Statement effective as long as is necessary to consummate the Merger and the contemplated transactions thereunder. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying our directors and officers for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by the Nasdaq Capital Market (“Nasdaq”), (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by Open World, and (vi) executing employment agreements between us and Adam Stedham and Jennifer Cola.

Pursuant to Merger Agreement, we have also agreed to enter into a Registration Rights Agreement and an Exchange Agent Agreement in forms reasonably acceptable to us and Open World at Closing.

Closing of the Merger is subject to various customary closing conditions. Each party’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are conditioned upon (i) the effectiveness of the Registration Statement on Form S-4, (ii) expiration or termination of applicable regulatory waiting periods, (iii) no restraints from any governmental authority preventing the consummation of the contemplated transactions under the Merger Agreement, (iv) us and Open World obtaining the respective requisite stockholder votes to consummate the transactions contemplated by the Merger Agreement, (v) us causing our PeriShip subsidiary to terminate its current credit facility, (vi) us effectuating a reverse stock split upon the request of Open World, (vii) Nasdaq’s approval of our Nasdaq listing application for the post-Merger entity, (viii) receipt of written approval of the Merger by the Cayman Islands Trade and Business Licensing Board, and (ix) execution of the Registration Rights Agreement. Our and Merger Sub’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions. Open World’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) us having Closing Net Cash, as defined in the Merger Agreement, of no less than $1 million, and (ii) our common stock having not been delisted from Nasdaq.

In connection with and subject to the Closing of the Merger, outstanding time-based and performance-based restricted stock awards and restricted stock units held by certain of our employees and directors at Closing will accelerate and vest, regardless of any performance conditions, at the Effective Time.

At the Closing of the Merger, pursuant to the Merger Agreement, each of David Edmonds, Marshall Geller, Howard Goldberg, and Adam Stedham are expected to resign as directors of our board of directors (our “Board of Directors”).

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Merger Agreement.

Stockholder Support Agreements

In connection with the Merger Agreement, certain of our stockholders representing approximately 14% or more of the voting power in the aggregate of our common stock, including our directors and officers (the “Supporting Stockholders”), executed Stockholder Support Agreements (the “Support Agreements”), pursuant to which they agreed to vote their shares of our common stock, including any shares of our capital stock or other equity securities that they purchase or with respect to which they otherwise acquire sole or shared voting power (including any proxy) (the “Support Agreement Shares”) after the execution of Support Agreement and prior to its expiration pursuant to its terms, in favor of the issuance of our common stock in accordance with Nasdaq Listing Rule 5635 (the “Issuance Proposal”), (ii) any matter that could reasonably be expected to facilitate the Issuance Proposal, (iii) against any other proposed action, agreement, transaction or other matter that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, discourage or adversely affect the approval or consummation of the Issuance Proposal or the consummation of any or all of the other transactions contemplated by the Merger Agreement; and (iv) to approve any proposal to adjourn or postpone the meeting to a later date, if there are not sufficient votes for the approval of the Issuance Proposal on the date on which such meeting is held.

The Support Agreements also contain restrictions on transfer of Support Agreement Shares held by the Supporting Stockholders. The Support Agreements will terminate upon the earliest to occur of the following events: (a) the effective time of the approval of the Issuance Proposal, (b) the termination of the Merger Agreement in accordance with its terms or (c) upon mutual written agreement of the parties to the Support Agreements. The foregoing description of the Support Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the form of Support Agreement.

Amended and Restated Employment Agreement with Adam Stedham

In connection with the Merger Agreement, on February 11, 2026, we entered into an Amended and Restated Employment Agreement with Adam Stedham, effective as of the Effective Time of the Merger. As of the Effective Time, and subject to the Closing of the Merger, Mr. Stedham is expected to resign as a director, Chief Executive Officer and President to become the President of Precision Logistics (the “Stedham Employment Agreement”). Mr. Stedham’s expected resignation as our director, Chief Executive Officer and President is not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Pursuant to the Stedham Employment Agreement, should it become effective, Mr. Stedham will receive an annual base salary of $300,000 and be eligible for an annual bonus for each calendar year, with a potential up to 50% of his base salary based on performance goals set by the Board of Directors each year. Mr. Stedham shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time.

The Stedham Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Mr. Stedham for good reason, or by us without cause prior to the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to his Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to six (6) months of his Base Salary.

Employment Agreement with Jennifer Cola

In connection with the Merger Agreement, on February 11, 2026, we entered into an Employment Agreement with Jennifer Cola, effective as of the Effective Time. As of the Effective Time, and subject to the Closing of the Merger, Ms. Cola is expected to continue in her position as our Chief Financial Officer (the “Cola Employment Agreement”).

Pursuant to the Cola Employment Agreement, should it become effective, Ms. Cola will receive an annual base salary of $180,000 and be eligible for an annual bonus for each calendar year ending during the employment period, with a potential up to 50% of her base salary based on performance goals set by the Board of Directors each year. Ms. Cola shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time. In addition, in connection with and subject to entering into the Cola Employment Agreement, the Compensation Committee of the Board of Directors approved the grant on the Effective Time of 130,000 restricted stock awards under our 2020 equity incentive plan, which shall vest on the Effective Time.

The Cola Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Ms. Cola for good reason, or by us without cause prior to the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to her Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to six (6) months of her Base Salary.

Jennifer Cola Severance Period

In connection with the Merger, on February 11, 2026, the Board of Directors approved the grant of a severance period for Ms. Cola effective immediately and which will expire upon the Effective Time of the Merger (the “Severance Period”), whereby Ms. Cola will receive a continuation of her base salary and benefits for a period of six months if she is terminated without cause during the Severance Period.

Termination of ATM Sales Agreement

As previously disclosed, on March 6, 2025, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”), pursuant to which we could issue and sell, from time to time, shares of our common stock up to an aggregate offering price of $15.8 million (the “ATM Program”).

On February 11, 2026, we provided the Sales Agent written notice of its decision to terminate the ATM Program and pursuant to Section 12(b) of the Sales Agreement, the ATM Program and Sales Agreement terminated on February 16, 2026.

During the year ended December 31, 2025, and through the termination of the ATM Program, we sold 628,432 shares of common stock through the ATM Program for net proceeds of $483 thousand, after deducting $15 thousand in offering costs.

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement that matures on May 11, 2026.

Opportunities

Precision Logistics: Traditionally, most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of our service center agents give us a competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. We utilize a variety of input sources beyond the carrier’s data feeds. Our proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our service center agents work to address the issue, saving the perishable product from spoiling, while saving the shipper significant costs and reducing the need to replace products that are no longer viable. We have meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the company has two significant areas of opportunity. First, our services are specifically designed to address the needs of small and medium –sized health care, agriculture, food and beverage companies. Second, the pharmaceutical and healthcare industries represent significant opportunities due to the enhanced tracking and customer service associated with distribution of these products. We are focusing our sales emphasis on those industries and discovering other industries that need a “high touch”, “white-glove” exception management team.

Building logistics infrastructure is a capital-intensive process as the investment is locked in for a considerably long period. Due to the current economic environment, and our competitive cost offering, we believe companies may opt to outsource their precision logistics services to reduce their operational costs. The outsourcing of supply chain related operations to service providers such as ours allows companies to improve the efficiency of their businesses by focusing their resources on core competencies. We believe outsourcing this function to our Precision Logistics segment provides the ideal solution for all parties involved.

Authentication: We are not actively pursuing business in the Authentication segment but continue to service existing customers.

Partnerships:

On August 26, 2025, FedEx Corporation, our “prior carrier partner”, notified providers, including PeriShip Global, that it would be providing preferred shipping services through its own internal platform and that the providers would no longer be approved as FedEx preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper for our prior carrier partner and our Precision Logistics segment ceased providing ProActive services to our prior carrier partner’s customers in September 2025. We continued to provide Premium services to our prior carrier partner until we ceased providing Premium services in February 2026. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

On September 24, 2025, we began offering ProActive services to the customers of an alternative Preferred Shipping Partner. We are currently establishing the ability to offer our Premium services to our Strategic Partner. We expect to begin broadly offering Premium and Direct Premium services to customers of our new Strategic Partner in the second quarter of 2026.

On July 29, 2025, PeriShip Global entered into (i) a Digital Channel Program Agreement (the “Program Agreement”) and (ii) a Partner API Access Agreement (the “Integration Agreement” and together with the Program Agreement, the “Agreements”) with an alternative Preferred Shipping Partner (our “Strategic Partner”). The Agreements provide PeriShip Global access to designated Strategic Partner services at promotional rates as part of a specialized logistics management service offering for time-sensitive and perishable shipments, including proactive monitoring, weather tracking, and issue resolution through certain digital channel program applications. Pursuant to the Integration Agreement, PeriShip Global will be permitted to develop Interfaces to certain Strategic Partner APIs, Access Services and Information (as such terms are defined in the Integration Agreement). The Agreements have a term of three years, subject to customary termination and renewal provisions.

Current Economic Environment

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. In response to uncertainty in the global market and lower demand some carriers have implemented strategies to address a potential global recession. Additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions. Additionally, inflation and uncertainty and instability in the global economy and geopolitical events such as a war in Iran and unrest in areas of the world that are dependent upon fuel production can negatively affect transportation costs and further reduce consumer spending leading to fewer goods being transported globally. We can provide no assurances that a decline in discretionary consumer spending for these or any reasons will not have a negative impact on our revenues and results of operations.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. While the fourth quarter is historically our highest revenue quarter, revenues from ProActive services declined in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024 due to the previously disclosed loss of our prior carrier partner as a shipping supplier integrating our service offerings, and larger shippers not wanting to change shipping suppliers during the peak season. The seasonality of our business may cause fluctuations in our quarterly operating results.

Our Intellectual Property

As of December 31, 2025, our current patent and trademark portfolios consist of six granted U.S. patents and one pending foreign patent application and several foreign trademarks. The Company abandoned four patents during the year ended December 31, 2025.

Our registered patents expire between the years 2027 and 2036. The expiration date of a pending application that matures into a registration depends upon the issuance date and any adjustment under 35 U.S.C. 154(b). The issuance of a patent is considered prima facie evidence of validity.  The granting of a patent does not prevent a third party from seeking a judicial determination that the patent is invalid. Such challenges to the validity of a patent are common and can be successful. There can be no assurance that a challenge will not be filed to one or more of our patents, if granted, and that if filed, such a challenge will not be successful.

We have trademarked the VerifyMeTM brand in the United States and internationally. However, our name and brand could be confused with brands that have similar names, including but not limited to Verified.Me, a service offered to Canadians by SecureKey Technologies Inc. We are aware of names and marks similar to our service marks being used from time to time by other persons that could result in confusion and may diminish the value of our brands and adversely affect our business. See Item 1A “Risk Factors” for additional information regarding the risk of confusion of our name with other brands and other intellectual property risks.

Research and Development

Research and development efforts were focused on expanding our technology into new areas of implementation and to develop unique customer applications. We spent approximately $20 thousand and $70 thousand during the years ended December 31, 2025, and 2024, respectively, on research and development.

We do not expect to continue research and development efforts for the foreseeable future but will continue to evaluate the need and appropriate use of research and development efforts as they relate to our business and service offerings.

Sales and Marketing Strategy

Business development and sales resources are aligned to support existing customer accounts and have been aligned to support new customer development. From time to time, we use social media channels and attend trade shows as a means of marketing our services. By staying in contact and engaging with customers, we are able to identify possible needs and look for opportunities to expand the services we are providing. We will also continue to participate in trade show opportunities where the segment aligns with our core strategy or areas in which we are looking to expand our reach.

Competition

In general, we believe competition in our principal markets is primarily driven by product performance and features; price; ease of implementation; technology effectiveness; product innovation and timing of new product introductions; ability to develop, maintain and protect proprietary products and technologies; sales and distribution capabilities; technical support and service; and applications support. PeriShip Global has developed its own software portal with predictive analytics for weather, traffic, power grids, and data feeds it receives from one of the world’s largest logistics carriers. There are other companies that operate a similar business model, however most of these companies specialize in a particular field such as healthcare or non-perishable building materials. Our Precision Logistics segment operates in all of the perishable and time-sensitive segments. In addition, the major carriers such as FedEx, UPS and DHL all have internal operations servicing the critical time, temperature, and cold storage shipping segment.

Some of our competitors have substantially greater financial, human and other resources than we have. As a result, we may not have sufficient resources to develop and market our services to the market effectively. We expect competition with our products and services to continue and intensify in the future.

Major Customers/Vendors

For the year ended December 31, 2025, one customer represented 13% of revenues and one customer represented 16% of revenues for the year ended December 31, 2024.

For the year ended December 31, 2025, two customers made up 50% of accounts receivable. For the year ended December 31, 2024, two customers accounted for 36% of total accounts receivable.

For the year ended December 31, 2025, one vendor accounted for 89% of transportation costs. For the year ended December 31, 2024, one vendor accounted for 99% of transportation costs, in our Precision Logistics segment.

Employees and External Sales Force

As of December 31, 2025, we employed approximately thirty (30) persons and contracted with one (1) consultant. Because of the nature of our business, many of our employees and consultants can, and do, conduct their work for us remotely.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Report, before you decide whether to purchase our securities. If any of the following risks or uncertainties actually occur, our business, financial condition, results of operations and prospects would likely suffer, possibly materially. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. In addition, the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Relating to Our Business

We have engaged, and may engage in future acquisitions or strategic partnerships that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Failure to attract and retain management, and develop successors for management, may damage our operations and financial results and cause our stock price to decline.

We depend, to a significant degree, on the skills, experience and efforts of our management team, and other personnel, particularly in the management of our subsidiary PeriShip Global. Our failure to attract, integrate, motivate, and retain existing or additional personnel in a timely fashion, and develop successors with commensurate skills and talents, could disrupt or otherwise harm our operations and financial results. The loss of services of certain of our management team and key employees, or an inability to attract or retain qualified personnel in the future, could delay the development of and negatively impact the operations and profitability of our business.

Our future growth will depend upon the success of our Precision Logistics segment. If we fail to effectively execute our strategy, our competitive position and financial performance could be materially harmed.

Our future growth will depend upon the success of our Precision Logistics segment and future businesses we may acquire. We are currently engaged in efforts to streamline operations, improve profitability, and improve our overall competitiveness. The successful execution of our strategy is subject to significant uncertainties and may require additional capital and operational expenditures. If we fail to execute our strategy effectively, our ability to realize the intended benefits may be compromised. Even if we successfully implement our strategy, we may not see the intended results, diminishing the expected improvements to efficiency or revenue generation. This could materially and adversely affect our competitive position, financial performance, and brand reputation.

Our Precision Logistics segment relies on our Strategic Partner for shipping services for our customers and as a source for customers representing a substantial percentage of our revenues.

PeriShip Global partners with our Strategic Partner, a major global carrier, for its customers’ shipping needs. Our business is dependent, and we believe that it will continue to depend on our relationship with our Strategic Partner. On August 26, 2025, our prior carrier partner notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper with our prior carrier partner and our Precision Logistics segment ceased providing ProActive services to our prior carrier partner’s customers in September 2025. We continued to provide Premium services to our prior carrier partner until we ceased providing Premium services in February 2026. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

On September 24, 2025, we began offering ProActive services to customers of our new Strategic Partner. We are currently establishing the ability to offer our Premium services to our Strategic Partner. We expect to begin broadly offering Premium and Direct Premium services to customers of our new Strategic Partner in the second quarter of 2026.

While we work closely with our Strategic Partner and have transportation services and pricing agreements in place covering the shipping services they provide to our customers, such agreements are subject to termination or modification from time to time. If our Strategic Partner is unwilling or unable to supply to us the shipping services we market and sell on acceptable terms, or at all, or otherwise elects to terminate its business relationship with us, we may not be able to obtain alternative shipping services from other providers on acceptable terms, in a timely manner, or at all, and our business may be materially and adversely impacted. We do not currently have any alternative shipping service suppliers from which we can obtain the shipping services we currently receive from our Strategic Partner. In addition, establishing the necessary information technology infrastructure and business relationship with our Strategic Partner, or with other shipping and carrier services providers, may be costly and time consuming and may ultimately not be successful or cost-effective. Further, any increase in the prices charged by our Strategic Partner or failure to perform by our Strategic Partner could cause our costs to increase or could cause us to experience short-term unavailability of shipping services on which our business relies.

In particular, delays and other shipping disruptions at our Strategic Partner may have a significantly negative impact our business. Our business involves the shipment of time and temperature sensitive goods, so our customers are significantly negatively impacted by delays and other shipping disruptions that cause product loss, spoilage, and reputational harm. An increase in delays and other shipping disruptions on the part of our Strategic Partner could cause our clients to seek shipping solutions from our competitors who use alternative shipping service providers. If these events occur, it may reduce our profitability or may cause us to increase our prices. In addition, any material interruptions in shipping services by this Strategic Partner may result in significant cost increases and reduce sales, which could harm our business, financial condition and results of operations and may have a material adverse impact on our business.

As a result of the change from our prior carrier partner to our Strategic Partner through which we provide our ProActive services, it is likely that our revenues from ProActive services will materially decline in the quarters ended March 31, 2026 and June 30, 2026 as compared to the quarters ended March 31, 2025 and June 30 2025. We expect our ProActive services revenues to substantially recover during 2026 as we transition additional customers and increase our existing and new customer bases however, there can be no assurance that our ProActive service revenue will return to historical levels.

In addition, a material portion of our gross margin has been generated from our prior carrier partner reselling our Premium services to its customers. Our prior carrier partner is no longer reselling these services to its customers. We are now directly selling these services to legacy customers of our prior carrier partner and we are working to establish the ability to offer these services to customers of our Strategic Partner. Premium services accounted for approximately 19% of revenue of our Precision Logistics segment for each of the years ended December 31, 2025, and 2024, respectively. Our prior carrier partner provides its own service offering to its customers that competes with our Premium services, and we expect revenue related to our prior carrier partner will decrease over time as it competes with us for these customers. Our goal is to offset these decreases by offering Premium services associated with our Strategic Partner. If we fail to offset any reduction in business in our Precision Logistics segment through our Premium services or ProActive Services, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to seasonal trends.

Historically, our operating results in the Precision Logistics segment have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand, and weather. Because revenue is directly related to the available working days of shippers, national holidays, and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. In addition, as a result of the change from our prior carrier partner to our Strategic Partner through which we provide our ProActive services, it is likely that our revenues from ProActive services will materially decline in the quarters ended March 31, 2026 and June 2026 as compared to the quarters ended March 31, 2025 and June 2025. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Severe climate conditions and other catastrophic events can have an adverse impact on our business.

Our business involves the shipment of time and temperature sensitive goods, so our customers are significantly negatively impacted by delays and other shipping disruptions that cause product loss, spoilage, and reputational harm. Disasters, severe weather, public health issues, such as pandemics, earthquake, cyber-attack, heightened security measures, actual or threatened terrorist attack, strike, civil unrest, or other catastrophic event may cause shipment delays or an inability to ship, which could prevent, delay or reduce shipment volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues. In particular, certain weather-related conditions such as ice and snow can disrupt the operations of our carrier partners during the peak holiday season, which could have a disproportionately large negative impact on our business and revenues.

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

The shipping and logistics industry is rapidly evolving, including demands for faster deliveries and increased visibility into shipments. We expect to face significant competition on a local, regional, national, and international basis. Competitors include the U. S. and other international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation, and e-commerce companies that have made and continue to make significant investments in their own logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with crowdsourcing to focus on local market needs. Competition may also come from other sources in the future as new technologies are developed. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing or able to offer. Additionally, to sustain the level of service and value that we deliver to our customers, from time to time we may raise prices and our customers may not be willing to accept these higher prices. If we do not timely and appropriately respond to competitive pressures, including replacing any lost volume or maintaining our profitability, we could be materially adversely affected.

Our future growth will depend upon the success of our Strategic Partner to integrate our solutions into their service offerings and our ability to continue to provide Direct Premium services to legacy customers of our prior carrier.

Our Precision Logistics segment relies on the integration of our ProActive and Premium services solutions into our Strategic Partner’s service offerings to its customers. We also rely on the ability to continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.  These strategies leave us largely dependent upon the success of our Strategic Partner and prior carrier partner and their policies related to the use of our services in connection with their shipping services. If our Strategic Partner or prior carrier partner cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate, or bundle our technology, or these logistics carriers are unsuccessful in their efforts, expanding deployment of our technology, our business and future growth would be materially and adversely affected.

Damage to our brand image and corporate reputation could materially adversely affect us.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents, or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Meta (f/k/a Facebook), YouTube, Instagram, LinkedIn and X (f/k/a Twitter), adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could have a material adverse effect on us, and could require additional resources to rebuild our reputation and restore the value of our brand.

The Company has significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on the Company's financial results.

As of the date of this Report, the Company has recorded significant goodwill and other identifiable intangible assets on its balance sheet as a result of its acquisition of the PeriShip Global business in 2022. As a result of a long-lived asset and goodwill asset impairment assessment performed in September 2025, an intangible asset impairment charge of $2,788 thousand and a goodwill impairment charge of $1,062 thousand was recorded for the year ended December 31, 2025 relating to the Precision Logistics segment. An intangible asset impairment charge of $964 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the year ended December 31, 2024 relating to Authentication segment. A number of factors may result in future impairments to our remaining goodwill and other intangible assets, including significant negative industry or economic trends, disruptions to our business, increased competition, and significant changes in the use of the assets.

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

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of logistics services they need, their ability to pay for our services and overall freight levels, any of which might impair our profitability. For example, inflation and uncertainty and instability in the global economy and geopolitical events such as a war in Iran and unrest in areas of the world that are dependent upon fuel production can negatively affect transportation costs and further reduce consumer spending leading to fewer goods being transported globally. Many of the products our clients ship are luxury or discretionary products and the demand for such products may decrease in adverse economic times. Further, when adverse economic times arise, customers may select competitors that offer lower rates or choose to ship their goods without logistical support in an attempt to lower their costs. In addition, changes in the United States’ or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may negatively impact our customers. These and other economic factors such as recessions could have an adverse effect on our business, financial conditions and results of operations and we might be forced to lower our rates or lose customers.

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes. The transportation and logistics industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest, and currency rate fluctuations, inflation, and other economic factors beyond our control. Changes in U.S. or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by effected countries, resulting in “trade wars” impacting the volume of economic activity globally and in the United States, and as a result, shipping volumes may be materially reduced. Such a reduction may materially and adversely affect our business.

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

Global supply-chain delays and shortages, which are out of our control, can affect a wide variety of businesses globally including our customers. Supply-chain delays shortages may affect our customers or potential customers which would adversely affect our operations.

We have a history of losses and we may never achieve or maintain profitability.

Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. In addition, we have made significant expenditures on acquisitions. We expect to continue to incur expenditures to market our services and could continue to incur operating losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or part of their investments.

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

In addition, Sections 382 and 383 of the Internal Revenue Code (“IRC”), contain rules that limit the ability of a corporation that undergoes an "ownership change" (generally, any change in ownership of more than 50% of the corporation's stock over a three-year period) to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. These rules generally operate by focusing on ownership changes involving stockholders directly or indirectly owning 5% or more of the stock of a corporation and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOLs and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the corporation's stock immediately before the ownership change. The Company completed an IRC Section 382 analysis in 2022 and determined that an ownership change occurred sufficient to impose additional limitations on the use of NOL carryforwards. The Company has not completed an IRC Section 382 analysis in 2023, 2024 or 2025. In the event future ownership changes are determined, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change. In connection with the Merger Agreement and Merger, we are analyzing whether that potential transaction, combined with other stock ownership changes, could trigger an ownership change pursuant to IRS Section 382. If an ownership change is found as a result of the Merger pursuant to IRS Section 382, the amount of our NOLs we can carryforward each year could be limited or eliminated.

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

We are not currently expanding our sales, marketing and support organizations and our distribution arrangements, which will limit our ability to increase market acceptance of our products and services.

We are not currently expanding our sales, marketing and support organizations or our distribution arrangements which will limit our ability to increase market acceptance of our products and services. We will continue to evaluate the appropriate use of our sales and marketing strategies and may choose to expand our sales, marketing and support organizations or our distribution arrangements in the future, which may require us to increase our staff, or further outsource our sales process, to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers. The employment market for sales, marketing, customer service, and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting. Our inability to hire or outsource qualified sales, marketing, customer service and support personnel may harm our business, operating results, and financial condition. We may not be able to sufficiently build out our distribution network or enter into arrangements with qualified sales personnel on acceptable terms or at all. If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to continue our operations.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

We rely on intellectual property in order to maintain a competitive advantage. As such, we strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

As management deems appropriate, we may pursue the registration of our domain names, trademarks, and service marks in the U.S. and in certain locations outside the U.S. We may seek to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. It may be expensive and cost prohibitive to file patents worldwide and we may be financially required to file patents in select countries where we see the greatest potential for our technologies. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced.

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

From time-to-time, we may face allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors and inactive entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to cancel the launch of a new feature or product, stop offering certain features or products, pay royalties or significant settlement costs, purchase licenses or modify our products and features.

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

Our management concluded that our disclosure controls and procedures were effective as of December 31, 2025. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and make sales in jurisdictions which may be subject to corruption. These activities create the risk of unauthorized payments or offers of payments by one of the employees, consultants or agents of our Company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.

Our business depends on our ability to successfully develop, implement, maintain, upgrade, enhance, protect, and integrate information technology systems.

We rely heavily on the proper functioning and availability of our information technology systems for our operations as well as for providing value-added services to our customers. Our information systems are integral to the efficient operation of our business. We strive to be best in class, and in order to do so, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development costs and capital investments in information technology infrastructure. We may be unable to accurately determine the needs of our customers and integrate our technology and services cohesively with our key Strategic Partner, our prior carrier partner, or other logistic carriers, or identify the trends in the transportation services industry, in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of shipments. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of shipments we receive from customers.

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers, and telecommunications providers as well as their respective vendors. The services and service providers have all experienced significant system failures and outages at some point in the past. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

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

Fluctuations in labor costs, changes in the availability of transportation service, or catastrophic events may increase the cost of our products and services.

Increases in labor costs might be difficult to pass on to our customers. We rely on our Strategic Partner, and for certain legacy customers our prior carrier partner, for transportation services. Our ability to meet delivery requirements may be constrained by our Strategic Partner’s and prior carrier partner’s inability to adjust delivery during times of volatile demand. Our inability to fill the needs of our customers regardless of whether they use our Strategic Partner, our prior carrier partner, or another logistic carrier for their shipping needs would jeopardize our ability to fulfill obligations under current contracts or enter new contracts to sell our products, which would, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our ability to become profitable is largely dependent upon our ability to continually improve our platforms and acquiring new customers in increasingly competitive markets.

Our ability to become profitable depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader logistics industry trends, (ii) develop and maintain competitive technologies, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our technologies by adding innovative features that differentiate our technologies from those of our competitors and prevent commoditization of our technologies (v) monitor disruptive technologies and business models, (vi) respond to changes in overall trends related to end market demand, (vii) leverage our current and any future strategic partnerships to commercialize existing technologies and (viii) attract, develop and retain individuals with the requisite skill, expertise and understanding of customers’ needs to sell our current technologies. The failure of our technologies to gain market acceptance due to more attractive offerings by our competitors or the failure to address any of the above factors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

Risks Relating to our Common Stock

Upon exercise of our outstanding warrants, conversion of our Series B Convertible Preferred Stock, conversion of our Convertible debt, and vesting of our restricted stock units, we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present stockholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding warrants and shares of our Series B Convertible Preferred Stock. For the year ended December 31, 2025, there were approximately 3,976,000 anti-dilutive shares consisting 1,322,000 unvested performance restricted stock units, 303,000 restricted stock units and restricted stock awards, 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. The exercise, conversion or exchange of warrants or convertible securities, including for other securities, will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our stockholders. In addition, we have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of large blocks of our common stock could depress the price of our common stock. The existence of these shares and shares of common stock issuable upon conversion of outstanding shares of Series B Convertible Preferred Stock, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing stockholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience, in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Because we may issue preferred stock without the approval of our stockholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board of Directors may issue, without a vote of our stockholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board of Directors could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for stockholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because we have not historically paid cash dividends on our shares of common stock, any returns will be limited to the value of our shares.

We have never declared or paid a cash dividend. Pursuant to the Merger Agreement, we may, but have no obligation to, declare, set aside, and pay on or after the closing date of the Merger a cash dividend to holders of our capital stock insomuch as any dividend does not make us unable to comply with the closing net cash requirement set forth in the Merger Agreement. We cannot be certain what our cash balance will be at the closing of the Merger and whether there will be any amount above the closing net cash requirement set forth in the Merger Agreement available to be issued as a dividend. Even if a dividend can be declared, our Board of Directors has no obligation and is not required to declare a dividend by the Merger Agreement. Our Board of Directors currently anticipates declaring a cash dividend prior to the closing of the Merger. The declaration and payment of dividends is subject to the discretion of our Board of Directors and will depend upon our earnings (if any), our financial condition, and our capital requirements. Nevada law permits a corporation to pay dividends out of earnings or surplus. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a de-listing of our common stock and certain warrants.

Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock or warrants when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock or warrants to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Provisions of our warrants could discourage an acquisition of us by a third party.

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

Risks Relating to Loan Agreement and our Debt

We are subject to credit risk related to the Loan Agreement and related promissory note with ZenCredit which could lead to unexpected losses.

On August 8, 2025, we entered into the Loan Agreement with ZenCredit, pursuant to which we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement that matures on May 11, 2026. As of December 31, 2025, we reserved $12 thousand allowance for expected credit loss on the Note.

We are exposed to the risk that the principal of, or interest on, the Loan Agreement and related promissory note will not be repaid timely or at all. In addition, while ZenCredit has represented to us that it owns assets the present fair value of which are greater than the amount that will be required to pay the probable liabilities of its then existing debts and liabilities as they become due and payable considering all financing alternatives and potential asset sales reasonably available to it; and (ii) has capital that is not unreasonably small in relation to its respective business as presently conducted, the promissory note under the Loan Agreement is not secured by any specific collateral and our remedies should a default occur will be limited and may be insufficient to cover our outstanding exposure. Under the Loan Agreement we are required to attempt to resolve any disputes arising under the Loan Agreement through informal mediation and then arbitration prior to seeking any judicial remedy.

The creditworthiness of ZenCredit may be affected by many factors, including local market conditions and general economic conditions, and ZenCredit may be less able to withstand competitive, economic and financial pressures than other businesses, which could affect its ability to repay amounts outstanding under the Loan Agreement. In addition, our review of ZenCredit prior to issuing the loan may not have adequately assessed and reduced our credit risk, and we may not adequately adapt to changes in economic or any other conditions affecting ZenCredit and the quality of the loan. These factors may result in unexpected losses and adversely affect our business, financial condition, or results of operations.

If we do not timely pay amounts due and comply with the covenants under our debt facilities, our business, financial condition, and results of operations may be adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a facility with PNC Bank National Association (the “PNC Facility”), which includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The PNC Facility place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility. As of January 21, 2025, the Term Note balance of the PNC Facility was paid in full and no future principal payments are due. As of December 31, 2025, $0 was outstanding on the RLOC.

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

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand. As of March 13, 2026, $350 thousand was converted to common stock. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. Although we believe the majority of our investors will choose to convert into shares, if this does not occur, this may have a material adverse impact on our cash and as a result, a material adverse impact on our business.

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

Risks Relating to the Merger

The Merger is subject to closing conditions and may not be completed, the Merger Agreement may be terminated in accordance with its terms, and we may be required to pay a termination fee upon termination.

The Merger is subject to customary closing conditions that must be satisfied or waived prior to the consummation of the Merger, including, among other things: (i) approval by our stockholders and Open World’s shareholders necessary to consummate the Merger and the contemplated transactions thereunder having been duly obtained; (ii) a registration statement on Form S-4 having been declared effective under the Securities Act and not being subject to any stop order; (iii) our common stock issuable in the Merger having been approved for listing on Nasdaq; (iv) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated, and all other required regulatory approvals having been obtained; (v) Open World having received written approval of the Merger by the Cayman Islands Trade and Business Licensing Board; (vi) the absence of any order by a governmental authority permanently enjoining or otherwise prohibiting consummation of the Merger; (vii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications; (viii) compliance by the parties with their respective covenants; and (ix) the absence of any material adverse effect with respect to either party.

No assurance can be given that the required stockholder and shareholder approvals will be obtained or that the required conditions to closing will be satisfied or waived, and, if all required approvals are obtained and the conditions are satisfied or waived, no assurance can be given as to the terms, conditions, and timing of such approvals. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that the parties expect to achieve if the Merger is successfully completed within the expected time frame.

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by June 30, 2026, subject to certain conditions. In the event the Merger Agreement is terminated by us under specified circumstances, we may be required to pay Open World a termination fee of $500,000 or an expense reimbursement fee of $400,000, as applicable.

The pendency of the Merger could adversely affect our business and operations and the business operations of Open World.

Prior to closing, the Merger Agreement requires us and Open World to conduct our respective businesses in the ordinary course consistent with past practices. During the pendency of the Merger, we have agreed to refrain from taking certain actions without Open World consent, including making certain acquisitions or dispositions, incurring certain indebtedness, issuing equity securities (subject to limited exceptions), or entering into certain material contracts.

These restrictions may delay or prevent us from pursuing business opportunities that may arise pending the completion of the Merger, which could have a material adverse effect on our , financial condition, and results of operations, regardless of whether the Merger is ultimately consummated. These restrictions could also have a material adverse effect on Open World’s business, which could have a material adverse effect on the combined company’s business, financial condition, and results of operations should the Merger be consummated. The risk, and adverse effect, of such restrictions could be exacerbated by any delay in consummation of the Merger or termination of the Merger Agreement.

The announcement and pendency of the Merger may create uncertainty that could adversely affect our business relationships and the business relationships of Open World.

Parties with which we and Open World do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the combined company following the Merger. Customers, suppliers, distributors, and other business partners may delay or defer entering into new business relationships, seek to negotiate changes to existing relationships, or consider entering into relationships with parties other than us or Open World.

In addition, uncertainty about the effect of the Merger on employees may adversely affect the parties’ ability to attract, retain, and motivate key personnel during the pendency of the Merger and for a period of time thereafter. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger, which could have a material adverse effect on the business, financial condition, and results of operations of either party or the combined company.

Securities class action and derivative lawsuits may be filed challenging the Merger, and an adverse ruling in any such lawsuit may delay or prevent the Closing.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger or business combination agreements. Such lawsuits may be brought against us, Open World, or our respective directors, alleging that the boards of directors breached their fiduciary duties to stockholders or shareholders by entering into the Merger Agreement.

There can be no assurance that such litigation or legal proceedings will not be brought, and if brought, that we or Open World will be successful in defending against them. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operations, or financial position of the parties or the combined company, including through the possible diversion of resources or distraction of key personnel. One of the conditions to the Closing is that no order by any court or governmental authority has been entered that prohibits the Merger, and consequently, if a plaintiff is successful in obtaining such an order, the Merger may be delayed or prevented from being completed.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes, or other causes.

In general, neither we nor Open World are obligated to complete the Merger if there is a material adverse effect affecting the other party between the date of the Merger Agreement and the Closing. However, certain types of changes are excluded from the concept of a “material adverse effect” as defined in the Merger Agreement.

Such exclusions include but are not limited to: changes in general economic, business, financial, regulatory or domestic or international political conditions; natural disasters, pandemics, or other public health events; changes in cryptocurrency or digital asset market conditions, regulatory developments affecting digital assets, or volatility in cryptocurrency valuations; a decline in the market price or trading volume of our common stock; changes resulting from the announcement or pendency of the Merger; changes in applicable laws or GAAP; and actions required by a governmental authority pursuant to Antitrust Laws (as defined in the Merger Agreement). Therefore, if any of these events were to occur affecting either us or Open World, the other party would still be obligated to effect the Closing, and the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to our stockholders or Open World securityholders, or both.

If the Merger is not completed, our stock price may decline significantly, and our business may be adversely affected.

If the Merger is not completed for any reason, including as a result of either party’s stockholders or shareholders failure to approve the applicable proposals, our ongoing business may be adversely affected. Without realizing any of the expected benefits of the Merger, we would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on the price of our common stock.
•	We may experience negative reactions from our customers, suppliers, business partners, and employees.
•	We will be required to pay our costs relating to the Merger, such as financial advisory, legal, and accounting fees, whether or not the Merger is completed.
•	The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

The Exchange Ratio in the Merger is fixed and will not be adjusted to reflect changes in the market price of our common stock or changes in the relative performance of the parties.

Under the Merger Agreement, each ordinary shares of Open World (other than excluded shares and dissenting shares), and certain other Open World securities, as set forth in the Merger Agreement, will be converted or have the right to convert into a number of shares of our common stock equal to the Exchange Ratio. The Exchange Ratio is fixed and will not be adjusted based on changes in the market price of our common stock or the economic performance of either party prior to the Closing.

If the market price of our common stock increases before the Closing, Open World securityholders may receive consideration with a higher dollar value than was negotiated at the time the Merger Agreement was executed. Conversely, if the market price of our common stock decreases before the Closing, Open World securityholders may receive consideration with a lower dollar value. The Merger Agreement does not contain a price-based termination right.

Some of our and Open World officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain of our and Open World officers and directors participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, severance benefits, the acceleration of certain outstanding equity awards, and continued indemnification.

For example, after the Merger, Scott Greenberg, our current Chairman will continue as a director of the combined company and may receive cash and other compensation from the combined company. Additionally, Adam Stedham, our Chief Executive Officer and President, and Jennifer Cola, our Chief Financial Officer, will continue as officers of the combined company pursuant to written employment agreements. Further, upon the Effective Time of the Merger, the vesting of certain outstanding equity awards held by our directors and officers will accelerate.

These interests, among others, may influence our and Open World’s officers and directors to support or approve the Merger.

The Merger will involve substantial costs, whether or not the Merger is consummated.

We and Open World have incurred and expect to continue to incur substantial non-recurring costs associated with the Merger, including transaction fees and other costs related to completing the transaction. These costs and expenses include fees paid to legal, financial, and accounting advisors, filing fees, printing costs, and other costs and expenses. Portions of these transaction costs are contingent upon the Closing occurring, although some have been and will be incurred regardless of whether the Merger is consummated.

The Merger Agreement limits our and Open World’s ability to pursue alternatives to the Merger and includes the potential obligation to pay a Termination Fee.

Under the Merger Agreement, both we and Open World are subject to customary “no-shop” restrictions that limit our ability to solicit, initiate, or knowingly facilitate or encourage alternative acquisition proposals. From the date of the Merger Agreement until the earlier of the Closing or the termination of the Merger Agreement, each party has agreed not to engage in discussions or negotiations with, or furnish information to, any third party that is seeking to make or has made an acquisition proposal.

However, under certain circumstances, our Board of Directors may engage in negotiations with a third party that makes an unsolicited bona fide written acquisition proposal if our board determines in good faith, after consultation with its financial advisor and outside legal counsel, that such proposal constitutes a superior proposal and that failure to engage in such negotiations would be inconsistent with its fiduciary duties. If our Board of Directors changes its recommendation to stockholders or terminates the Merger Agreement to enter into an alternative transaction, we may be required to pay Open World a termination fee of $500,000.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of VerifyMe from considering or proposing that acquisition, even if it were prepared to pay a higher price than the implied value of the Merger, or might result in a potential third-party acquirer proposing a lower price because of the added expense of the termination fee.

We and Open World must obtain certain regulatory approvals and clearances to consummate the Merger, which, if delayed, not granted, or granted with unacceptable conditions, could prevent, substantially delay, or impair consummation of the Merger.

Completion of the Merger is conditioned upon the expiration or termination of the applicable waiting period under the HSR Act and receipt of all other required regulatory approvals, including any approvals required by state or federal regulators for digital asset or cryptocurrency-related business activities. In addition, Open World is required to receive written approval of the Merger from the Cayman Islands Trade and Business Licensing Board.

Both we and Open World have agreed to make any necessary filings under the HSR Act and other applicable Antitrust Laws as promptly as practicable and to use reasonable best efforts to obtain all necessary regulatory approvals. However, there can be no assurance that the relevant waiting periods will expire, or that regulatory authorizations will be obtained. At any time before or after consummation of the Merger, the Department of Justice, the Federal Trade Commission, any state attorney general, or a governmental authority in another jurisdiction could take action under applicable antitrust laws, including seeking to enjoin completion of the Merger or requiring divestitures or other concessions as a condition to approval.

Any conditions, limitations, or delays in obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Merger or imposing additional costs or limitations on the combined company following completion of the Merger.

Risks Relating to the Combined Company should the Merger be effected

Combining our and Open World’s businesses may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated synergies and other benefits of the Merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock following the Closing.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and synergies from integrating our and Open World’s businesses. To realize these anticipated benefits and synergies, the combined company must successfully combine and integrate the operations of both companies. If the combined company is unable to achieve these objectives, the anticipated benefits and synergies of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The integration process may involve unforeseen difficulties and may require a disproportionate amount of management and financial resources. Potential difficulties the combined company may encounter in the integration process include:

•	combining the companies’ operations and corporate functions;
•	integrating personnel from the two companies;
•	harmonizing operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes;
•	maintaining existing agreements with customers, suppliers, and vendors and leveraging relationships with such third parties for the benefit of the combined company;
•	addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure; and
•	coordinating distribution and marketing efforts.

It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures, and policies, unexpected integration issues, higher than expected integration costs, and an overall post-completion integration process that takes longer than originally anticipated. The actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the combined company’s common stock following the consummation of the Merger. Moreover, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The combined company may not be able to retain customers, suppliers, or business partners, or such third parties may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations.

Third parties may terminate or alter existing contracts or relationships with the combined company as a result of the Merger. Certain customers, suppliers, or other business partners may seek to terminate or modify contractual obligations following the Closing, whether or not contractual rights are triggered as a result. There can be no guarantee that customers, suppliers, and business partners will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Closing. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed.

If the combined company’s suppliers or other business partners seek to terminate or modify an arrangement with the combined company, the combined company may be unable to procure necessary services from other providers in a timely and efficient manner and on acceptable and cost-effective terms, or at all. In addition, we and Open World have contracts with third parties that may require consent from these parties in connection with the Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to the combined company's business. In addition, third parties with whom we or OpenWorld currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Closing. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the Closing or by a termination of the Merger Agreement.

If the combined company fails to attract and retain management and other key personnel, it may be unable to successfully integrate the businesses or execute its business plan.

The combined company’s ability to compete in its industry depends on its ability to attract and retain highly qualified managerial, financial, technical, and other personnel. The combined company will be highly dependent on its management and key employees. Competition for qualified personnel is intense, and there can be no assurance that the combined company will be able to attract and retain the personnel necessary for the development of its business. In particular, the combined company’s success will depend on the continued services of Open World’s Chief Executive Officer, Matthew Shaw, who will continue in such role following the Merger. Mr. Shaw, who brings extensive experience in the finance industry and management of crypto and other digital asset companies, is critical to the combined company’s strategic plan, and the loss of him could significantly disrupt the combined company’s operations.

The combined company will operate in complex and rapidly evolving segments of the digital assets industry that are not widely understood and that require highly specialized expertise in areas such as blockchain infrastructure design, tokenomics, exchange and market structure, regulatory compliance across multiple jurisdictions, real-world asset tokenization, and post-launch operations. The pool of individuals with the background and experience necessary to provide Open World’s infrastructure and launch services, including senior leaders with financial, crypto and regulatory expertise, is extremely limited. The combined company will face intense competition for qualified personnel from other consulting and advisory firms, crypto-native companies, software and other technology firms, financial institutions, and emerging Web3 projects, many of which have significantly greater resources, brand recognition, or compensation flexibility than the combined company will.

Open World’s executives, including Mr. Shaw, are employed at will and may terminate employment at any time, and Open World does not currently maintain key-person life insurance for its executive officers. The loss of any key personnel, or the inability to attract and retain key personnel, could delay or prevent the achievement of the combined company’s business objectives and could materially and adversely affect the combined company’s business, financial condition, and results of operations.

Following the Merger, our current stockholders will have a significantly reduced ownership and voting interest in the combined company compared to their ownership of VerifyMe prior to the Merger.

After the Closing, our current stockholders will own a significantly smaller percentage of the combined company than their ownership of VerifyMe prior to the Merger. Immediately after the Closing, our stockholders as of immediately prior to the Closing, are expected to own approximately 10% of the outstanding shares of the combined company, and Open World securityholders are expected to own approximately 90% of the outstanding shares of the combined company. The exact equity stake of our stockholders and Open World securityholders in the combined company immediately following the Effective Time will depend on the Fully Diluted Parent Common Stock and Fully Diluted Company Shares (each as defined in the Merger Agreement) determined immediately prior to the Closing.

As a result of this reduced ownership percentage, our current stockholders will be able to exercise significantly less influence over the management and policies of the combined company following the Merger than they currently exercise over VerifyMe. Similarly, Open World securityholders who become our stockholders will own a majority of the outstanding shares of common stock of the combined company.

The market price of the combined company’s common stock after the Merger may be affected by factors different from those currently affecting the shares of our common stock prior to completion of the Merger.

Upon completion of the Merger, Open World securityholders will become our stockholders as stockholders of the combined company. Our business currently differs, and may differ in the future, in certain respects from that of Open World and certain adjustments may be made to our business as a result of the Merger. Accordingly, the results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Merger may be affected by factors different from those currently affecting our results of operations and market price of our common stock prior to completion of the Merger.

The combined company may be unable to obtain the additional capital, equity or debt financing required to fund its operations and growth, which could adversely affect its business, prospects and ability to continue as a going concern.

We and Open World expect the combined company to require substantial additional capital to fund working capital needs and to support its growth initiatives. The combined company’s capital needs may increase due to factors outside its control, including regulatory changes affecting digital assets, volatility in crypto markets that impacts client demand, elongated client sales cycles, delayed collections, or unanticipated operating or legal expenses. The combined company may seek additional funds through dilutive equity offerings, debt financings, strategic investments, joint ventures or other arrangements. However, market conditions, including periods of illiquidity or volatility in broader capital markets or in the digital asset sector, may limit its ability to raise funds in a timely manner, in sufficient quantities, or on terms acceptable to the combined company, if at all.

If the combined company raises additional equity financing, holders of its equity securities may experience dilution, the per share value of its equity securities could decline, and new securities may have rights, preferences or privileges that are senior to those of its existing stockholders. If the combined company incurs indebtedness, the terms of any debt securities or credit facilities may contain restrictive covenants that limit its ability to incur additional debt, pay dividends, repurchase shares, make investments, dispose of assets, or engage in certain business activities, including entering new markets or consummating acquisitions. Debt instruments may also require the combined company to maintain specified financial, liquidity or other ratios, grant security interests in its assets, and could include variable interest rates that increase its cost of capital. In the event of a liquidation or bankruptcy, lenders would be repaid before holders of its equity securities. If the combined company issues convertible or other derivative securities, they may contain anti-dilution or reset provisions that could result in additional dilution to stockholders.

The combined company’s ability to raise capital may also be constrained by its operating performance, the perceived risks of its business model, its limited operating history in public markets, and legal or regulatory developments affecting crypto-related businesses, including restrictions on certain activities, enhanced compliance requirements, or adverse enforcement actions in jurisdictions where the combined company or its clients operate. Additionally, counterparties may require terms that are costly or include governance, information or consent rights that limit its flexibility. If funds are unavailable or insufficient, or are available only on unfavorable terms, the combined company may be forced to delay, scale back or discontinue some or all of its growth plans, reduce headcount or marketing, forgo strategic opportunities, or alter its business model. Any of these outcomes could materially and adversely affect its competitive position, client relationships and reputation, and could harm its business, financial condition, results of operations and prospects. If the combined company cannot obtain sufficient capital to meet its obligations as they come due, the combined company may be unable to continue as a going concern.

Open World’s management has limited experience in operating a public company and may not successfully or effectively manage the transition to a public company.

The executive officers of Open World have limited experience in the management of a publicly traded company. The Open World management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. While members of the management team have extensive experience in the finance and digital asset and token industries, their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the combined company. The combined company may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the combined company will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.

The combined company is expected to be a controlled company as defined under Nasdaq exchange listing rules and should it choose to rely on controlled company exemptions, you would not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements.

Immediately following this offering, we expect that some Open World securityholders will beneficially own more than 50% of the voting power of the combined company’s outstanding common stock. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a controlled company and is permitted to elect to rely, and may rely, on certain exemptions from corporate governance requirements, including:

•	an exemption from the requirement that a majority of its board of directors be independent directors; and

•	an exemption from the requirement that its compensation committee be comprised entirely of independent directors and have a written charter addressing the committee’s purpose and responsibilities.

If the combined company relies on any such exemptions, our current stockholders who remain stockholders of the combined company and the combined company’s investors would not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements. The combined company’s status as a controlled company could make the combined company’s common stock less attractive to certain investors, could limit the oversight of management by the combined company’s board of directors, and could adversely affect the trading price or liquidity of the combined company’s common stock. In addition, the Open World securityholders holding more than 50% of the voting power of the combined company, either individually or if applicable as a group, will be able to exert significant influence over the outcome of matters requiring stockholder approval of the combined company, including the election of directors, mergers, acquisitions, dispositions, financing transactions, and other significant corporate actions, which may conflict with the interests of its other stockholders. As a company operating in the crypto infrastructure and token launch services industry, where regulatory expectations and market practices continue to evolve, such concentration of control could also influence its approach to governance, compliance, or risk tolerance in ways that other stockholders may not view as favorable.

Upon and after completion of the Merger, the combined company may be unable to meet the continued listing standards of Nasdaq, which could result in delisting, reduced liquidity, increased volatility, and harm to its ability to raise capital.

Upon completion of the Merger, the combined company will be required to meet the initial and continuing listing requirements to maintain the listing and continued trading of its common stock on Nasdaq. These initial listing requirements are more difficult to achieve than the continued listing requirements. Pursuant to the Merger Agreement, we agreed to take, or cause to be taken, all actions, and to do or cause to be done all things, necessary, proper or advisable under applicable laws and the rules and policies of Nasdaq and the SEC to cause the shares of our common stock being issued in the Merger to be approved for listing on Nasdaq at or prior to the Effective Time. Based on information currently available to us, we anticipate that our common stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the Closing unless we effect a reverse stock split. Pursuant to the Merger Agreement, upon Open World’s request, our Board of Directors would be required to effect a reverse stock split of our issued and outstanding common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-10, as determined by our Board of Directors in its discretion. At our annual meeting of stockholders held on October 8, 2025, our stockholders authorized our Board of Directors to effect at any time until the one-year anniversary date of the annual meeting, in its discretion, a reverse stock split of our outstanding and treasury shares of common stock at a ratio ranging from 1-for-2 to 1-for 10, to be determined by our Board of Directors, without any corresponding change in the number of authorized shares of our common stock and approved a corresponding amendment to our Amended and Restated Articles of Incorporation, as amended, to effect the reverse stock split. Often times a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. Following the merger, if the combined company is unable to satisfy Nasdaq listing requirements, Nasdaq may notify the combined company that its shares of common stock will not be listed on Nasdaq.

Upon a potential delisting from Nasdaq, if the common stock of the combined company is not then eligible for quotation on another market or exchange, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the common stock of the combined company; decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the common stock of the combined company. Also, it may be difficult for the combined company to raise additional capital if the combined company’s common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the common stock of the combined company and could have a material adverse effect on the combined company.

Even if the combined company remains listed, failure to maintain compliance on a consistent basis or to timely cure any deficiency could divert significant management attention and resources, subject it to public warnings or grace periods, and negatively affect the market price and liquidity of its securities. There can be no assurance that the combined company will be able to regain or maintain compliance with the continued listing requirements, that any appeal or plan of compliance would be successful, or that the combined company’s securities will remain listed. Any of the foregoing could materially and adversely affect the value of the combined company’s common stock.

Risks Relating to a Reverse Stock Split

Subject to the Merger Agreement, our Board of Directors currently has discretion to effect a reverse stock split of our common stock at a ratio ranging from 1-for-2 to 1-for 10 without further stockholder approval, which could adversely effect our stockholders and the value of our common stock.

At our annual meeting of stockholders held on October 8, 2025, our stockholders authorized our Board of Directors to effect at any time until the one-year anniversary date of the annual meeting, in its discretion, a reverse stock split of our outstanding and treasury shares of common stock at a ratio ranging from 1-for-2 to 1-for 10, to be determined by our Board of Directors, without any corresponding change in the number of authorized shares of our common stock and approved a corresponding amendment to our Amended and Restated Articles of Incorporation, as amended, to effect the reverse stock split. Pursuant to the Merger Agreement, we have agreed not to effect a reverse stock split unless requested by Open World.

Based on information currently available to us, we anticipate that our common stock will be unable to meet the $4.00 (or, to the extent applicable, $3.00) minimum bid price initial listing requirement at the Closing of the Merger unless we effect a reverse stock split. There is no assurance that if a reverse stock split is implemented it will result in:

•	a share price that will comply with Nasdaq’s minimum bid price initial listing requirement at the Closing of the Merger;
•	a share price of the combined company that will comply with Nasdaq’s continued listing standards;
•	a trading price for our common stock that is proportional to the ratio of the split;
•	a share price that will attract new investors, including institutional investors, or that the market price of our common stock will satisfy the investing requirements of those investors; or
•	an improvement in the trading liquidity of our common stock.

Additionally, if a reverse stock split is effected, it may:

•	adversely effect the liquidity of the shares of our common stock, especially if the market price of our common stock does not increase as a result of the reverse stock split; and
•	may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Any of the foregoing could adversely affect our stockholders and value of our common stock.

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

We have established controls and procedures designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board of Directors in a timely manner. We intend to continue to review and enhance our incident response and recovery plan for the Company. Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. Our incident response and recovery plans and policies will address — and guide our employees, management, and the Board of Directors on our response to a cybersecurity incident.

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

ITEM 2. PROPERTIES.

We do not own any significant real property, but our subsidiary leased approximately 2,686 square feet of primarily office space in Connecticut used in connection with our Precision Logistics segment for the year ended December 31, 2025. In January 2026 we entered into a lease termination agreement, whereby the lease was terminated as of February 15, 2026 and our Precision Logistics segment is not currently leasing any real property. We do not anticipate any difficulty in obtaining alternative space in the future, if we decide to lease space for our Precision Logistics segment.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the ordinary course of business. As of the date of this report, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows, or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001 per share is, traded on Nasdaq under the trading symbol “VRME”.

Common Shareholders

As of March 23, 2026, we had approximately 1,421 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

We have never declared or paid a cash dividend. Pursuant to the Merger Agreement, we may, but have no obligation to, declare, set aside, and pay on or after the closing date of the Merger a cash dividend to holders of our capital stock insomuch as any dividend does not make us unable to comply with the closing net cash requirement set forth in the Merger Agreement. We cannot be certain what our cash balance will be at the closing of the Merger and whether there will be any amount above the closing net cash requirement set forth in the Merger Agreement available to be issued as a dividend. Even if a dividend can be declared, our Board of Directors has no obligation and is not required to declare a dividend by the Merger Agreement. Our Board of Directors currently anticipates declaring a cash dividend prior to the closing of the Merger The declaration and payment of dividends is subject to the discretion of our Board of Directors and will depend upon our earnings (if any), our financial condition, and our capital requirements. Nevada law permits a corporation to pay dividends out of earnings or surplus.

Share Repurchase Plan

The following table provides information about our share repurchase activity for the three months ended December 31, 2025

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In thousands)
10/01/2025-10/31/2025	-	$-	-	$262
11/01/2025-11/30/2025	-	-	-	-
12/01/2025-12/31/2025	-	-	-	-
Total	-	$-	-	$262

(1)	In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program expired on December 31, 2025.

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

Precision Logistics: The Precision Logistics segment specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. We manage complex industry-specific shipping logistic processes that require critical time, temperature control, and handling to prevent spoilage and delayed delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we provide our clients an end-to-end vertical approach for their most critical service delivery needs. Using our proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries.

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

Precision Logistics generates revenue from two business service models.

•	ProActive Service – clients pay us directly for carrier service coupled with our proactive logistics assistance.
•	Premium Services – clients use our shipping monitoring, predictive analytics, or exception management services. Shippers use their own transportation rates, provided and charged directly by their carrier, with our added services charged (i) directly by the carrier, under a “white label” arrangement, which we refer to as our Premium service, or (ii) by us, which we refer to as our Direct Premium service. These services include customer web portal access, weather monitoring, temperature control, full-service center support, and last mile resolution.

As discussed in the section “Partnerships” below, we ceased providing ProActive services to our prior carrier partner in September 2025. In February 2026, we ceased providing Premium services to our prior carrier partner. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

Beginning in September 2025, we began providing ProActive services to our new Strategic Partner. We are currently establishing the ability to offer our Premium services to our Strategic Partner. We expect to begin broadly offering Premium and Direct Premium services to customers of our new Strategic Partner in the second quarter of 2026.

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

Authentication: The Authentication segment specializes in anti-counterfeit and brand protection. We are not actively pursuing business in the Authentication segment but continue to service existing customers.

Recent Developments

Merger Agreement

On January 2, 2026, we entered into the LOI with Open World Ltd. regarding a proposed merger transaction. On February 11, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation, and our wholly owned subsidiary (the “Merger Sub”) and Open World. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each holder of ordinary shares of Open World outstanding immediately prior to the Effective Time (excluding holders of Excluding Shares and Dissenting Shares, as defined in the Merger Agreement) will be entitled to receive the number of shares of our common stock, based on the Exchange Ratio as defined in the Merger Agreement (the “Exchange Ratio”), (ii) each investor in Open World Simple Agreements for Future Equity (“Open World SAFEs”) outstanding immediately prior to the Effective Time will be entitled to receive a right to a number of shares of our common stock based on the Exchange Ratio and (iii) any outstanding option to purchase shares of Open World shall be converted into an option to purchase the number of shares of our common stock based on the Exchange Ratio.

Immediately following the closing of the Merger (the “Closing”), our pre-Closing stockholders are expected to collectively retain approximately 10% of the post-Closing aggregate number of shares of our common stock and holders of Open World ordinary shares and Open World SAFEs will receive as merger consideration newly issued shares of our common stock representing approximately 90% of the post-Closing aggregate number of shares of our common stock.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, (i) covenants requiring each of us and Open World to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Closing or earlier termination of the Merger Agreement, subject to certain exceptions, (ii) covenants prohibiting us and Open World from engaging in certain kinds of transactions during such period (without the prior written consent of the other), and (iii) a covenant restricting us and Open World from activities relating to the soliciting, initiating, encouraging, inducing or facilitating the communication, making, submission or announcement of any alternative acquisition proposals or inquiries.

The Merger Agreement also requires us, in cooperation with the Open World, to prepare and file with the SEC a registration statement on Form S-4 that will contain a proxy statement relating to a Company stockholder meeting to be held in connection with the Merger (the “Registration Statement”) and pursuant to which our shares of common stock will be registered under the Securities Act of 1933, as amended (the “Securities Act”), to be issued by virtue of the Merger and the contemplated transactions thereunder. We shall use its reasonable best efforts to (i) cause the Registration Statement to comply with applicable rules and regulations promulgated by the SEC, (ii) cause the Registration Statement to become effective as promptly as practicable, and (iii) keep the Registration Statement effective as long as is necessary to consummate the Merger and the contemplated transactions thereunder. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying our directors and officers for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by the Nasdaq Capital Market (“Nasdaq”), (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by Open World, and (vi) executing employment agreements between us and Adam Stedham and Jennifer Cola.

Pursuant to Merger Agreement, we have also agreed to enter into a Registration Rights Agreement and an Exchange Agent Agreement in forms reasonably acceptable to us and Open World at Closing.

Closing of the Merger is subject to various customary closing conditions. Each party’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are conditioned upon (i) the effectiveness of the Registration Statement on Form S-4, (ii) expiration or termination of applicable regulatory waiting periods, (iii) no restraints from any governmental authority preventing the consummation of the contemplated transactions under the Merger Agreement, (iv) us and Open World obtaining the respective requisite stockholder votes to consummate the transactions contemplated by the Merger Agreement, (v) us causing our PeriShip subsidiary to terminate its current credit facility, (vi) us effectuating a reverse stock split upon the request of Open World, (vii) Nasdaq’s approval of our Nasdaq listing application for the post-Merger entity, (viii) receipt of written approval of the Merger by the Cayman Islands Trade and Business Licensing Board, and (ix) execution of the Registration Rights Agreement. Our and Merger Sub’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions. Open World’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) us having Closing Net Cash, as defined in the Merger Agreement, of no less than $1 million, and (ii) our common stock having not been delisted from Nasdaq.

In connection with and subject to the Closing of the Merger, outstanding time-based and performance-based restricted stock awards and restricted stock units held by certain of our employees and directors at Closing will accelerate and vest, regardless of any performance conditions, at the Effective Time.

At the Closing of the Merger, pursuant to the Merger Agreement, each of David Edmonds, Marshall Geller, Howard Goldberg, and Adam Stedham are expected to resign as directors of our Board of Directors.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Merger Agreement.

Stockholder Support Agreements

In connection with the Merger Agreement, certain of our stockholders representing approximately 14% or more of the voting power in the aggregate of our common stock, including our directors and officers (the “Supporting Stockholders”), executed Stockholder Support Agreements (the “Support Agreements”), pursuant to which they agreed to vote their shares of our common stock, including any shares of our capital stock or other equity securities that they purchase or with respect to which they otherwise acquire sole or shared voting power (including any proxy) (the “Support Agreement Shares”) after the execution of Support Agreement and prior to its expiration pursuant to its terms, in favor of the issuance of our common stock in accordance with Nasdaq Listing Rule 5635 (the “Issuance Proposal”), (ii) any matter that could reasonably be expected to facilitate the Issuance Proposal, (iii) against any other proposed action, agreement, transaction or other matter that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, discourage or adversely affect the approval or consummation of the Issuance Proposal or the consummation of any or all of the other transactions contemplated by the Merger Agreement; and (iv) to approve any proposal to adjourn or postpone the meeting to a later date, if there are not sufficient votes for the approval of the Issuance Proposal on the date on which such meeting is held.

The Support Agreements also contain restrictions on transfer of Support Agreement Shares held by the Supporting Stockholders. The Support Agreements will terminate upon the earliest to occur of the following events: (a) the effective time of the approval of the Issuance Proposal, (b) the termination of the Merger Agreement in accordance with its terms or (c) upon mutual written agreement of the parties to the Support Agreements. The foregoing description of the Support Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the form of Support Agreement.

Amended and Restated Employment Agreement with Adam Stedham

In connection with the Merger Agreement, on February 11, 2026, we entered into an Amended and Restated Employment Agreement with Adam Stedham, effective as of the Effective Time of the Merger. As of the Effective Time, and subject to the Closing of the Merger, Mr. Stedham is expected to resign as a director, Chief Executive Officer and President to become the President of Precision Logistics (the “Stedham Employment Agreement”). Mr. Stedham’s expected resignation as our director, Chief Executive Officer and President is not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Pursuant to the Stedham Employment Agreement, should it become effective, Mr. Stedham will receive an annual base salary of $300,000 and be eligible for an annual bonus for each calendar year, with a potential up to 50% of his base salary based on performance goals set by the Board of Directors each year. Mr. Stedham shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time.

The Stedham Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Mr. Stedham for good reason, or by us without cause prior to the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to his Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to six (6) months of his Base Salary.

Employment Agreement with Jennifer Cola

In connection with the Merger Agreement, on February 11, 2026, we entered into an Employment Agreement with Jennifer Cola, effective as of the Effective Time. As of the Effective Time, and subject to the Closing of the Merger, Ms. Cola is expected to continue in her position as our Chief Financial Officer (the “Cola Employment Agreement”).

Pursuant to the Cola Employment Agreement, should it become effective, Ms. Cola will receive an annual base salary of $180,000 and be eligible for an annual bonus for each calendar year ending during the employment period, with a potential up to 50% of her base salary based on performance goals set by the Board of Directors each year. Ms. Cola shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time. In addition, in connection with and subject to entering into the Cola Employment Agreement, the Compensation Committee of the Board of Directors approved the grant on the Effective Time of 130,000 restricted stock awards under our 2020 equity incentive plan, which shall vest on the Effective Time.

The Cola Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Ms. Cola for good reason, or by us without cause prior to the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to her Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to six (6) months of her Base Salary.

Jennifer Cola Severance Period

In connection with the Merger, on February 11, 2026, the Board of Directors approved the grant of a severance period for Ms. Cola effective immediately and which will expire upon the Effective Time of the Merger (the “Severance Period”), whereby Ms. Cola will receive a continuation of her base salary and benefits for a period of six months if she is terminated without cause during the Severance Period.

Termination of ATM Sales Agreement

As previously disclosed, on March 6, 2025, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”), pursuant to which we could issue and sell, from time to time, shares of our common stock up to an aggregate offering price of $15.8 million (the “ATM Program”).

On February 11, 2026, we provided the Sales Agent written notice of its decision to terminate the ATM Program and pursuant to Section 12(b) of the Sales Agreement, the ATM Program and Sales Agreement terminated on February 16, 2026.

During the year ended December 31, 2025, and through the termination of the ATM Program, we sold 628,432 shares of common stock through the ATM Program for net proceeds of $483 thousand, after deducting $15 thousand in offering costs.

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement that matures on May 11, 2026.

Opportunities

Traditionally, most shipping businesses utilize the carrier’s data platform for tracking which generally informs the shipping enterprise, and their customers, when a package is in transit, when a package has been delivered, and some level of detail of the path which a package traveled. We believe taking the data feeds from a carrier and adding real-time visibility with predictive analytics and the human intervention factor of our service center agents give us a competitive advantage against other third-party platforms that solely rely on the carrier’s data feeds. We utilize a variety of input sources beyond the carrier’s data feed. Our proprietary “Predictive Analytics” technology is fed real-time meteorology data, traffic and road construction data, and power grid information to help predict issues before they happen. If an alert is created the shipper and our service center agents work to address the issue saving the perishable product from spoiling, while saving the shipper significant costs and reducing the need to replace products that are no longer viable. We have meteorologists on staff that track world-wide weather patterns to address predicted issues before they happen. We believe the company has two significant areas of opportunity. First, our services are specifically designed to address the needs of small and medium-sized health care, agriculture, food and beverage companies. Second, the pharmaceutical and healthcare industries represent significant opportunities due to the enhanced tracking and customer service associated with distribution of these products. We are focusing our sales emphasis on those industries and discovering other industries that need a “high touch”, “white glove” exception management team.

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

Partnerships:

On August 26, 2025, our prior carrier partner, notified providers, including PeriShip Global, that it would be providing preferred shipping services through its own internal platform and that the providers would no longer be approved as preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper for our prior carrier partner and our Precision Logistics segment ceased providing ProActive services to our prior carrier partner’s customers in September 2025. We continued to provide Premium services to our prior carrier partner until we ceased providing Premium services in February 2026. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

On September 24, 2025, we began offering ProActive services to the customers of an alternative Preferred Shipping Partner. We are currently establishing the ability to offer our Premium services to our Strategic Partner. We expect to begin broadly offering Premium and Direct Premium services to customers of our new Strategic Partner in the second quarter of 2026.

Seasonality

We experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. While the fourth quarter is historically our highest revenue quarter, revenues from ProActive services declined in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024 due to the previously disclosed loss of our prior carrier partner as a shipping supplier integrating our service offerings, and larger shippers not wanting to change shipping suppliers during the peak season. The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the Years Ended December 31, 2025, and 2024

The following discussion analyzes our results of operations for the years ended December 31, 2025, and 2024. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

	Years Ended December 31,
	2025	2024
	(In thousands)	(In thousands)
Precision Logistics	$16,242	$23,766
Authentication	156	441
Total Revenue	$16,398	$24,207

Consolidated revenue for the year ended December 31, 2025, was $16,398 thousand, a 32% decrease compared to $24,207 thousand, for the year ended December 31, 2024. The decrease in our Precision Logistics segment primarily relates to the termination of our agreement with our prior carrier partner to offer our ProActive services effective September 24, 2025. During the fourth quarter of 2025 we began offering our ProActive services under our new Program Agreement with our Strategic Partner. We anticipate our ProActive services revenue to take several quarters to recover while our Premium services revenue increased by 5% in the fourth quarter 2025 compared to the fourth quarter 2024. The Authentication segment did not grow during 2025, primarily due to the shift to servicing existing customers and the Company not actively pursuing business in the Authentication segment.

Gross Profit

	Years Ended December 31,
	2025		2024
	(In thousands)	% of Revenue	(In thousands)	% of Revenue
Precision Logistics	6,220	37.9%	8,268	34.2%
Authentication	101	0.6%	394	1.6%
Total Gross Profit	$6,321	38.5%	$8,662	35.8%

Consolidated gross profit for the years ended December 31, 2025, and 2024, was $6,321 thousand and $8,662 thousand, respectively. The resulting gross margin was 38.5% for the year ended December 31, 2025, compared to 35.8% for the year ended December 31, 2024. The gross profit percentage increase relates to process improvements implemented to increase ProActive services margins in the Precision Logistics segment.

Segment Management and Technology

Segment management and technology expenses decreased by $2,316 thousand to $3,138 thousand for the year ended December 31, 2025, compared to $5,454 thousand for the year ended December 31, 2024. The decrease relates primarily to the divestiture of Trust Codes Global in December 2024 and gain on derecognized liability in our Authentication segment and a decrease in management wages and severance expense in our Precision Logistics segment.

General and Administrative Expenses

General and administrative expenses decreased by $436 thousand to $3,416 thousand for the year ended December 31, 2025, compared to $3,852 thousand for the year ended December 31, 2024. The decrease relates primarily to a decrease in stock-based compensation from $1,386 thousand for the year ended December 31, 2024 to $545 thousand for the year ended December 31, 2025, partially offset by an increase in legal fees.

Research and Development

Research and development expenses were $20 thousand for the year ended December 31, 2025, compared to $70 thousand for the year ended December 31, 2024, primarily due to fewer projects in the Authentication segment in 2025.

Sales and Marketing

Sales and marketing expenses decreased by $394 thousand to $967 thousand for the year ended December 31, 2025, compared to $1,361 thousand for the year ended December 31, 2024. The decrease primarily relates to a reduction in employees and consultants in the Authentication segment.

Goodwill and Intangible Asset Impairment

As a result of a long-lived asset and goodwill asset impairment assessment performed in September 2025, an intangible asset impairment charge of $2,788 thousand and a goodwill impairment charge of $1,062 thousand was recorded for the year ended December 31, 2025 relating to the Precision Logistics segment. An intangible asset impairment charge of $964 thousand and a goodwill impairment charge of $1,351 thousand was recorded for the year ended December 31, 2024 relating to Authentication segment.

Interest Income (Expense), net

Interest income, net was $214 thousand for the year ended December 31, 2025, compared to interest expense, net $130 thousand for the year ended December 31, 2024. This increase in interest income primarily relates to the repayment of the Term Note in the first quarter of 2025 reducing interest expense as well as the increase in interest income from the Company’s investment of the proceeds from the warrants exercise in January 2025, and interest income earned on the Promissory Note with ZenCredit entered on August 8, 2025 that matures on May 11, 2026.

Net Loss

Consolidated net loss for the year ended December 31, 2025, and 2024 was $4,905 thousand and $3,824 thousand, respectively. The increased loss was primarily related to the decline in revenue resulting from the decline in ProActive services previously described, and the goodwill and intangible asset impairment noted above and the gain on change in fair value of the contingent consideration related to the acquisition of Trust Codes Global of $844 thousand for the year ended December 31, 2024 that did not recur for the year ended December 31, 2025. The resulting consolidated loss per share for the year ended December 31, 2025, and year ended December 31, 2024, was $0.39 and $0.37 per diluted share, respectively.

Liquidity and Capital Resources

Our operations provided $603 thousand of cash during the year ended December 31, 2025, compared to $871 thousand cash during the year end December 31, 2024.

Net cash used in investing activities was $2,733 thousand for the year ended December 31, 2025, compared to $575 thousand for the year ended December 31, 2024. The increase in spending in investing activities relates primarily to a Promissory Note of $2 million with ZenCredit entered into on August 8, 2025 and increased capitalized software costs.

Net cash provided by financing activities for the year ended December 31, 2025, was $3,660 thousand compared to cash used in financing activities of $616 thousand for the year ended December 31, 2024. The increased cash primarily relates to proceeds from the exercise of warrants and proceeds from the ATM, partially offset by the repurchase of shares under the repurchase program and repayment of the Term Note during the year ended December 31, 2025.

On August 8, 2025, we entered into the Loan Agreement with ZenCredit. Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million and on August 11, 2025 we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement that matures on May 11, 2026. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us subject to the terms of the Loan Agreement. As of December 31, 2025, we reserved $12 thousand allowance for expected credit loss on the Note.

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

On February 11, 2026, we provided the Sales Agent written notice of our decision to terminate the ATM Program and pursuant to Section 12(b) of the Sales Agreement, the ATM Program and Sales Agreement terminated on February 16, 2026.

During the year ended December 31, 2025, and through the termination of the ATM Program on February 16, 2026, we have sold 628,432 shares of common stock through the ATM Program for net proceeds of $483 thousand, after deducting $15 thousand in offering costs.

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2025, $400 thousand was held by related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2025, interest expense related to the convertible debt was $61 thousand. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of December 31, 2025 the amount outstanding on the convertible debt was $750 thousand and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. As of December 31, 2025, $0 was outstanding on the RLOC. On August 8, 2025, the Company extended the line of credit to September 30, 2026.

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

We were not in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2025. On March 26, 2026, we received a waiver as of December 31, 2025, for certain events of default.

In connection with the Merger Agreement we have agreed that PeriShip Global will not utilize the PNC Facility or RLOC from the execution of the Merger Agreement. Additionally, we have agreed that at least three business days prior to closing of the merger to cause PeriShip Global to use its reasonable best efforts to obtain and deliver to Open World, a customary payoff letter with respect to the PNC Facility. As such, we do not expect to be able to utilize the PNC Facility or RLOC unless the merger is not completed pursuant to the terms of the merger agreement.

We believe that our cash and cash equivalents, together with the proceeds from the warrant inducement and loan agreement, will fund our operations for the next 12 months including expected capital expenditures.

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

The critical accounting estimates of impairment assessment of intangible assets and goodwill are estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.

Revenue Recognition

We recognize revenue based on the principals established in the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue recognition is made when our performance obligation is satisfied at a point in time of delivery of the service. Over 95% of our revenue is derived from logistics management for time and temperature sensitive packages with the remaining from our brand protection solutions. Our terms vary based on the solutions we offer and are examined on a case-by-case basis. For licensing our VerifyInkTM technology we depend on the integrity of our clients’ reporting. Determining whether products and services in agreements with non-standard terms are distinct performance obligations that should be accounted for separately or combined to one unit of accounting may require significant judgement.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and unbilled revenue when billings occur after the end of the month (contract assets) on the consolidated balance sheets. Amounts charged to our clients become billable when the performance obligation has been met at a point in time. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. These assets are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets have not significantly changed as of December 31, 2025. No other factors materially impacted the balances.

Goodwill

We have recorded goodwill as part of our acquisitions, which represents the excess of purchase price over the fair value of net assets acquired in the business combinations. Pursuant to ASC Topic 350, the Company will test goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events, and sustained decrease in share price.

On August 26, 2025, our prior carrier partner notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, the Company made revisions to our internal forecasts and concluded that in accordance with ASC Topic 350 a triggering event occurred indicating that potential impairment exists, which required us to conduct an interim test of the fair value of the goodwill for the Precision Logistics segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Precision Logistics reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $1,062 thousand during the year ended December 31, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations.

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

On August 26, 2025, our prior carrier partner notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result of the revised internal forecasts, the Company concluded in accordance with Topic ASC 360 that this change was an interim triggering event for the three months ended September 30, 2025, indicating the carrying value of our long-lived assets including internally used software, deferred implementation, trademarks, customer relationships, non-compete and developed technology may not be recoverable. Accordingly, the Company performed an interim impairment test and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value to the net undiscounted cashflow expected to be generated. The analysis indicated that certain intangible assets were impaired. We recorded an intangible impairment charge of $2,788 thousand during the year ended December 31, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations.

Stock-based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility, and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that our internal controls over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Adam H Stedham, age 57, has served as one of our directors since April 2022. Mr. Stedham has served as our Chief Executive Officer since June 2023 and as our President since August 2023. Mr. Stedham was a senior executive of Learning Technologies Group plc and was CEO of GP Strategies from June 2020 until June 2023. He also served as President of GP Strategies from November 2017 to October 2021. Mr. Stedham joined GP Strategies in 1997, after 6 years as a nuclear reactor operator in the US Navy. He has held roles of increasing responsibility during his tenure, including leading operational service lines, directing acquisitions and divestitures, heading business development, and managing the Asia-Pacific region. He was on the board of directors of GP Strategies from June 2020 until June 2023. Mr. Stedham has significant expertise in business strategy, mergers and acquisitions, learning and performance innovation, global operations, and strategic relationship management. He holds a Master of Business Administration from Anderson University, Master of Education from University of Pennsylvania, and Master’s in Adult & Community Education from Ball State University. Mr. Stedham’s prior experience as the chief executive officer and president of a public company gives him the qualifications, skills to serve on our Board of Directors.

Marshall Geller, age 87, has served as one of our directors since July 2017. Mr. Geller was a director and a member of the audit committee of GP Strategies Corporation (formerly NYSE:GPX) from 2002 until October 2021. Mr. Geller was a director of Wright Investors’ Service Holdings Inc. (OTCMKT:WISH), formerly National Patent Development Corporation, from January 2015 until October 2018. Mr. Geller was a director and member of the audit committee of G3 VRM Acquisition Corp. (Nasdaq:GGGV) from June 2021 until July 2022. He is currently a Director of Easy Smart Pay, a public-private partnership of the California State Association of Counties Finance Corporation. Mr. Geller formerly served as a director of California Pizza Kitchen, Inc., (formerly Nasdaq:CPKI) from 2008 until 2011, and Hexcel Corporation (NYSE:HXL) from 1994 until 2003. Mr. Geller was a founder of St. Cloud Capital, a Los Angeles based private equity fund, and Senior Investment Advisor from December 2001 until September 2017. He has spent more than 50 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently on the board of directors of UCLA Health System and on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles. Mr. Geller’s financial and business experience, including as a managing partner of a private equity fund, and his many years of experience and expertise as an investor in and adviser to companies in various sectors as well as his experience with serving on the boards of directors of other public and private corporations give him the qualifications, skills, and financial expertise to serve on our Board of Directors.

Howard Goldberg, age 80, has served as one of our directors since July 2017. Mr. Goldberg has served as our Lead Independent director since 2020, having served from time to time in that capacity. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., the predecessor to VerifyMe, and provided consulting service to us again from 2016 through December 2017. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. Mr. Goldberg served on the board of directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the Board of Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. Mr. Goldberg served as a trustee for Winthrop Realty Liquidating Trust until December 2019 when it was finally liquidated. Mr. Goldberg was a director of New York REIT, Inc. from March 2017 until October 2018, when it converted to a limited liability company called New York REIT LLC. Mr. Goldberg was a manager of New York REIT LLC from October 2018 until November 2022. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994. Mr. Goldberg’s experience as a director of other public companies and his legal expertise gives him the qualifications, skills, and financial expertise to serve on our Board of Directors.

Scott Greenberg, age 69, has served as one of our directors since November 2019. Mr. Greenberg served as our Interim Chief Executive Officer from March 15, 2023 to June 19, 2023 and Executive Chairman from April 7, 2022 to June 19, 2023. Mr. Greenberg served as the Chairman of the board of directors of GP Strategies Corporation (NYSE:GPX) from August 2018 until October 2021 when it was acquired by Learning Technologies Group. He previously served as Chief Executive Officer of GP Strategies from April 2005 until July 2020. He was also the President of GP Strategies from 2001 to 2006, Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and held various other positions with GP Strategies since 1981. Mr. Greenberg was also a Director of Wright Investors’ Service Holdings, Inc. (OTCMKT:WISH), formerly National Patent Development Corporation, from 2004 to 2015. Mr. Greenberg’s significant experience and expertise in management, acquisitions, and strategic planning, as well as many years of finance and related transactional experience give him the qualifications, skills, and financial expertise to serve on our Board of Directors.

David Edmonds, age 68, has served as one of our directors since June 2023. Mr. Edmonds has served as a member of the board of directors of our wholly owned subsidiary PeriShip Global LLC since June 2022. Prior to this he served as the Senior Vice President, Worldwide Services at FedEx from April 2001 until his retirement in December 2020. Prior to that, Mr. Edmonds was actively involved in the merger between Caliber System (FedEx Ground's former parent company) and FedEx Corporation and was responsible for bringing the two companies together to compete collectively under the new FedEx Corporation umbrella. Mr. Edmonds worked his entire 41-year career in the transportation and logistics field. He is a graduate of Kent State University, is a member of the American Management Association; the Council for Logistics Management; and the Sales and Marketing Executive Council of the Advisory Board. Mr. Edmond’s experience with the transportation and logistics field and network of relationships which we believe are valuable assets to the Company and its growth give him the qualifications, skills, and financial expertise to serve on our Board of Directors.

Management and Executive Officers

We are currently served by four executive officers, Messrs. Stedman, Volk, and Wang and Ms. Cola.

Adam Stedham, age 57, is our Chief Executive Officer and President, and a member of our Board of Directors. Additional information about Mr. Stedham can be found under “Directors,” above.

Jennifer Cola, age 56, has served as the Company’s Chief Financial Officer since July 8, 2025 and was the Company’s Vice President of Finance from May 2025. Prior to joining the Company in May 2025, Ms. Cola served as Chief Financial Officer of GP Government Solutions Inc., a subsidiary of GP Strategies Corporation from January 2024 until April 2025, and previously as Vice President of Internal Audit of LTG, plc, the parent company of GP Strategies Corporation from 2018 through 2023. Ms. Cola is a Certified Public Accountant with more than 25 years of experience in financial accounting, auditing, and operations.

Fred G. Volk, III, age 58, has been the Vice President, Operations of the Company’s wholly owned subsidiary PeriShip Global, LLC since April 2022. Prior to this Mr. Volk served as Vice President of Operations of PeriShip, LLC from September 2001 until April 2022. Mr. Volk has over 22 years of supply chain expertise, which includes many years at FedEx®. Throughout his tenure there, he worked in multiple leadership positions across the Transportation, Logistics, and Customer Service spaces, allowing him to become intimately familiar with the principles required for operational effectiveness. With later experiences in leadership positions at various local law enforcement agencies, Mr. Volk’s acumen spans from supply chain management to compliance, and beyond.

Jack Wang, age 66, has served as the Company’s Chief Information Officer and Senior Vice President of Technology since August 2023 and has been the Chief Information Officer of the Company’s wholly owned subsidiary PeriShip Global, LLC since April 2022. Prior to this Mr. Wang served as Chief Information Officer of PeriShip, LLC from December 2011 to 2016 and from 2018 until April 2022. From 2016 to 2018 Mr. Wang served as Chief Information Officer for IMEX Global Solutions, an international logistics company that distributes parcels, publication, and business mail worldwide. Prior to joining PeriShip, Mr. Wang served as the head of IT operations and development at the Package Portfolio division of United Parcel Service. At UPS, Mr. Wang managed IT services for worldwide package operations. Before UPS, Mr. Wang was the managing director of Continental Airlines, where he was responsible for strategic system architecture and development as well as providing IT services for many of the airline's customer facing systems. Many of the core systems that Mr. Wang instituted at Continental Airlines were eventually selected as the baseline systems for the new United Airlines. Mr. Wang holds a Master's degree in Computer Science from State University of New York at New Paltz.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Corporate Governance

Director Independence

The listing standards of Nasdaq require that a majority of our Board of Directors be independent. No director will qualify as independent unless the Board of Directors affirmatively determines that the director has no relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon the Nasdaq listing standards and applicable SEC rules and regulations, our Board of Directors has determined that each of Scott Greenberg, Marshall Geller, Howard Goldberg, and David Edmonds are independent. Adam Stedham our Chief Executive Officer is not an independent director.

Board of Directors Leadership Structure

Although the Board of Directors has not adopted a formal policy regarding the separation of the roles of the Chairman and the Chief Executive Officer, we believe that our corporate governance is most effective when these positions are not held by the same person. The Board of Directors recognizes the differences between the two roles and believes that separating them allows each person to focus on his individual responsibilities. Under this leadership structure, our Chief Executive Officer can focus his attention on generating sales, overseeing sales and marketing, and managing the day-to-day company operations, while our Chairman can focus his attention on board responsibilities.

Depending on the circumstances, other leadership models, such as combining the role of Chairman with the role of Chief Executive Officer, might be appropriate. Our Board of Directors intends to periodically review our leadership structure.

Non-Executive Vice Chairman and Lead Independent Director

In addition to a non-executive Chairman, we have appointed Marshall Geller to serve as our non-executive Vice Chairman of our Board of Directors. The Board of Directors has also appointed a lead independent director, currently Howard Goldberg, in order to promote independent leadership of the board. Our non-executive vice chairman or lead independent director preside over the executive sessions of the independent directors. Our lead independent director chairs board meetings in the non-executive Vice Chairman’s absence and is available to engage directly with major stockholders where appropriate. The guidance and direction provided by the lead independent director reinforce the Board of Director’s independent oversight of management and contribute to communication among members of the board.

Board of Directors Committees

The Board of Directors has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Executive Committee, and Mergers & Acquisitions Committee. Each committee acts pursuant to a written charter adopted by our Board of Directors. The current charters for each board committee are available on our website, www.verifyme.com under the heading, “Investor Hub” and the subheading, “Corporate Governance.”

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

The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors has determined that each member of the Audit Committee meets the independence and financial literacy requirements applicable to audit committee members under the Nasdaq listing standards and SEC rules. The Board of Directors has further determined that Mr. Geller qualifies as an “Audit Committee Financial Expert” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee reviews, recommends, and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board of Directors in light of our goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its stockholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board of Directors regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board of Directors appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board of Directors.

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

The Board of Directors has determined that each member of the Compensation Committee meets the independence requirements applicable to compensation committee members under the Nasdaq listing standards

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board of Directors, consistent with criteria approved by the board; recommends to the board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected; recommends to the board candidates to fill any vacancies on the board; develops, recommends to the board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the board and management.

In recommending director nominees for the next annual meeting of stockholders, the Nominating and Corporate Governance Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the Board of Directors, including as a result of the removal, resignation or retirement of any director, an increase in the size of the board or otherwise. The committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board of Directors and such candidate’s compliance with the independence and other qualification requirements established by the committee. The committee also recommends candidates to fill positions on committees of the Board of Directors.

In selecting and recommending candidates for election to the Board of Directors or appointment to any committee of the board, the Nominating and Corporate Governance Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board of Directors (including its size and structure).

The Nominating and Corporate Governance Committee develops and recommends to the Board of Directors a policy regarding the consideration of director candidates recommended by the Company’s stockholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, the Nominating and Corporate Governance Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of our Articles of Incorporation and Bylaws. If we are subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Nominating and Corporate Governance Committee oversees the evaluation of the Board of Directors and management. It also develops and recommends to the Board of Directors a set of corporate governance guidelines applicable to us, which the committee shall periodically review and revise as appropriate. In discharging its oversight role, the committee is empowered to investigate any matter brought to its attention.

The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee meets the director independence requirements of the Nasdaq listing standards.

Executive Committee

The Executive Committee acts on behalf of the Board of Directors between regularly scheduled board meetings, and subject to certain limitations imposed by applicable legal or regulatory requirements, may exercise during such intervals, all of the powers of the board in the management of the business, affairs and property of our Company other than: (i) the filling of vacancies on the board; (ii) approving or adopting, or recommending to the stockholders, any action or matter; (iii) adopting, amending or repealing our Bylaws; and (iv) those matters that are specifically delegated to other committees of the board or that are under active review by the board or a board committee, unless the board specifically determines otherwise.

Mergers & Acquisitions Committee

The Mergers & Acquisitions Committee is empowered to review and assess and assist the Board of Directors in reviewing and assessing, potential mergers, acquisitions, joint ventures, and strategic investments. In addition, the committee is empowered to assist management in identifying and reviewing merger and acquisition opportunities and is charged with assessing the associated risk to the Company and making recommendations with respect to the terms thereof to the Board of Directors. The committee is also charged with planning of, and evaluating the execution of, integrations of merger and acquisition transactions.

Role of the Board of Directors in Risk Oversight

The Company’s risk management function is overseen by the Board of Directors. This oversight is conducted in part through the Board of Directors’ committees. Our Audit Committee focuses on risks associated with financial matters, particularly financial reporting and disclosures, accounting, internal control over financial reporting, financial policies, and compliance with legal and regulatory matters related to accounting and financial reporting. Our Nominating and Corporate Governance Committee focuses on the oversight of risks associated with our corporate governance, including board membership and structure. Our Compensation Committee focuses on the oversight of risks arising from our compensation policies and programs.

While our Board of Director’s committees have certain oversight responsibilities, the full board retains responsibility for monitoring and assessing strategic risk exposure related to cybersecurity risks and general oversight of risk. Our Chairman works closely together with other members of the Board of Directors when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. In addition, our management keeps the Board of Directors apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics. The Code of Ethics is available on our website at https://www.vrmeinvestor.com/investors/.

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

Anti-Hedging Policy

Our insider trading policy prohibits directors, officers, and employees from engaging in transactions that hedge or offset any decrease in the market value of equity securities granted as compensation.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires directors, officers and greater than 10% stockholders to file with the SEC reports of ownership and changes in ownership regarding their holdings in company securities. During VerifyMe’s fiscal year ended December 31, 2025, all of its directors and officers timely complied with the filing requirements of Section 16(a) of the Exchange Act, except for Ms. Cola who filed a late Form 3, and Mr. Geller and Ms. Cola who each filed one late Form 4 each reporting one transaction. In making this statement, VerifyMe has relied upon the written representations of its directors and officers, and copies of the reports that they have filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

This section contains information about the compensation earned and paid to our named executive officers during fiscal year ended December 31, 2025 and fiscal year ended December 31, 2024, or only fiscal year ended December 31, 2025 if the individual was not a named executive officer for fiscal year ended December 31, 2024. For fiscal year ended December 31, 2025, in accordance with the executive compensation disclosure rules and regulations of the SEC, we determined that the following officers were our named executive officers:

•	Adam Stedham, Chief Executive Officer and President

•	Fred G. Volk, III, VP of Operations, PeriShip Global

•	Jennifer Cola, Chief Financial Officer

Summary Compensation Table

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
Adam Stedham	2025	270,000	32,813	45,000	347,813
CEO and President	2024	285,000	12,844	14,250	312,094

Fred G Volk, III	2025	144,692	21,875	7,256	173,823
VP of Operations, PeriShip Global	2024	190,000	81,763	9,327	281,090

Jennifer Cola	2025	111,923	16,680	3,588	132,191
CFO

(1)	The amounts shown in this column reflect time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) granted to our named executive officers which are subject to certain vesting terms. The amounts in this column do not reflect the actual value realized by the recipient. Amounts in this column represent the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board ASC Topic 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements. The value of the PSUs are based on the target level of the performance as of the date of grant. We granted no PSUs to our named executive officer in the year ended December 31, 2025. For fiscal year ended December 31, 2024, we only granted PSUs to Mr. Volk. If the highest level of performance is achieved, the value of the PSUs for Mr. Volk would be $105,750.

(2)	The amounts shown in this column reflect amounts paid by us to or on behalf of each named executive officer for company matching contributions to 401(k) and short term incentive plan.

Employment Agreements with Named Executive Officers

Adam Stedham - Chief Executive Officer and President

The Company entered into an employment agreement, dated as of June 19, 2023, with Adam Stedham, the Chief Executive Officer of the Company, with an annual salary of $300,000. In connection with the employment agreement, the Board of Directors granted Mr. Stedham an annual bonus potential of up to 50% of base salary to be earned based on adjusted EBITDA performance goals to be set annually by the Compensation Committee. On March 12, 2024, the Compensation Committee approved a change to the cash bonus for Mr. Stedham, which if achieved, will be payable at Mr. Stedham’s discretion in either cash or in an amount of the Company’s common stock determined by dividing the cash value of the earned bonus by the 30-day VWAP of the Company’s shares on the day the Board of Directors approves the bonus. Mr. Stedham was also awarded 34,014 shares of restricted stock pursuant to the Company’s stockholder approved equity incentive plan for a half year of service as a non-employee director of the Company. The restricted stock award vested in full on date of grant. Mr. Stedham was awarded 204,082 RSUs pursuant to the Company’s stockholder approved equity incentive plan that vest in three equal annual increments over a three-year vesting term and 550,000 PSUs issued pursuant to the Company’s stockholder approved equity incentive plan based on performance criteria satisfied within 4 years of grant. In the event of Mr. Stedham’s employment is terminated for death or disability, the Company shall pay any accrued but unpaid base salary through the date of termination, accrued but unpaid expenses required to be reimbursed under this agreement and any annual bonus for which the executive completed the appliable calendar performance year but has not yet earned. If Mr. Stedham is terminated by the Company for cause or by the executive without good reason, the executive shall have no right to compensation. If Mr. Stedham is terminated by the Company without cause or by executive for good reason, the executive will be entitled to severance until the conclusion of the Initial term of two years. It will also include the accelerated vesting of RSUs and retention of PSUs for remainder of performance period.

On July 2, 2024, the Company entered into Salary Reduction Agreement with Mr. Stedham, as part of a salary reduction program for certain employees of the Company and its subsidiaries approved by the Compensation Committee of the Company’s Board of Directors. Mr. Stedham had his annual base salary reduced by ten percent (10%) during the term of the Salary Reduction Agreement. In return for the reduction in his annual base salary, Mr. Stedham was entitled to receive a grant of restricted stock unit awards (“RSUs”) on July 1, 2024 and each 1st of January thereafter during the term of the Salary Reduction Agreement, each such RSU representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Equity Incentive Plan and form RSU award agreement, with the number of shares underlying the RSU awards to be determined by dividing the projected amount of Mr. Stedham’s base salary reduction for the calendar year, respectively, by $1.60, rounded down to the nearest number of whole shares. Each RSU granted pursuant to the Salary Reduction Agreement was to vest in full on the 1st of January following its grant date and is payable as soon as reasonably practicable after vesting. The Salary Reduction Agreement terminated on December 31, 2025 and as of the date hereof all RSUs granted pursuant to the Salary Reduction Agreement have fully vested. In connection with the Merger Agreement, on February 11, 2026, the Company entered into an Amended and Restated Employment Agreement with Adam Stedham, effective as of the Effective Time of the Merger. As of the Effective Time, and subject to the Closing of the Merger, Mr. Stedham is expected to resign as a director, Chief Executive Officer and President to become the President of Precision Logistics (the “Stedham Employment Agreement”). Mr. Stedham’s expected resignation as a director, Chief Executive Officer and President is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to the Stedham Employment Agreement, should it become effective, Mr. Stedham will receive an annual base salary of $300,000 and be eligible for an annual bonus for each calendar year, with a potential up to 50% of his base salary based on performance goals set by the Board of Directors each year. Mr. Stedham shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time. The Stedham Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Mr. Stedham for good reason, or by the Company without cause prior to the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to his Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Mr. Stedham shall be entitled to an amount equal to six (6) months of his Base Salary.

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

On June 30, 2024, the Company entered into Salary Reduction Agreement with Mr. Volk, as part of a salary reduction program for certain employees of the Company and its subsidiaries approved by the Compensation Committee of the Company’s Board of Directors . Mr. Volk had his annual base salary reduced by ten percent (10%) during the term of the Salary Reduction Agreement. In return for the reduction in his annual base salary, Mr. Volk was entitled to receive a grant of RSUs on July 1, 2024 and each 1st of January thereafter during the term of the Salary Reduction Agreement, each such RSU representing the contingent right to receive one share of the Company’s common stock, par value $0.001 per share, subject to the terms of the Company’s 2020 Equity Incentive Plan and form RSU award agreement, with the number of shares underlying the RSU awards to be determined by dividing the projected amount of Mr. Volk’s base salary reduction for the calendar year, respectively, by $1.60, rounded down to the nearest number of whole shares. Each RSU granted pursuant to the Salary Reduction Agreement was to vest in full on the 1st of January following its grant date and is payable as soon as reasonably practicable after vesting. The Salary Reduction Agreement terminated on December 31, 2025 and as of the date hereof all RSUs granted pursuant to the Salary Reduction Agreement have fully vested.

Jennifer Cola –Chief Financial Officer

In connection with the Merger, on February 11, 2026, the Board of Directors approved the grant of a severance period for Ms. Cola effective immediately and which will expire upon the Effective Time of the Merger (the “Severance Period”), whereby Ms. Cola will receive a continuation of her base salary and benefits for a period of six months if she is terminated without cause during the Severance Period.

Also on February 11, 2026, the Company entered into an Employment Agreement with Jennifer Cola, effective as of the Effective Time of the Merger. As of the Effective Time, and subject to the Closing of the Merger, Ms. Cola is expected to continue in her position as Chief Financial Officer of the Company (the “Cola Employment Agreement”).

Pursuant to the Cola Employment Agreement, should it become effective, Ms. Cola will receive an annual base salary of $180,000 and be eligible for an annual bonus for each calendar year ending during the employment period, with a potential up to 50% of her base salary based on performance goals set by the Board of Directors each year. Ms. Cola shall be eligible to receive equity-based compensation award(s), as determined by the Board of Directors (or a subcommittee thereof), from time to time. In addition, in connection with and subject to entering into the Cola Employment Agreement, the Compensation Committee of the Board of Directors approved the grant on the Effective Time of 130,000 restricted stock awards under the Company’s 2020 equity incentive plan, which shall vest on the Effective Time. The Cola Employment Agreement is for an initial term of one year and will thereafter be “at-will”, and may be terminated by either party during the initial term. If terminated by Ms. Cola for good reason, or by the Company without cause prior to the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to her Base Salary that would have otherwise been paid until the conclusion of the initial term. If the qualifying termination occurs after the 6-month anniversary of the Effective Time, then Ms. Cola shall be entitled to an amount equal to six (6) months of her Base Salary.

Short Term Incentive Plan

On March 12, 2024, the Compensation Committee approved a short term incentive cash bonus plan. The plan is available to nearly all of the Company’s employees, including our named executive officers except for Mr. Stedham and Ms. Cola. Under the plan, Mr. Volk is eligible to receive a cash bonus up to 6% of his annual base salary as of January 1 each year, subject to upward adjustment. Under the Plan, 50% of the bonus is based on achieving 100% of an Adjusted EBITDA performance goal to be set annually by the Compensation Committee. Only if the Adjusted EBITDA target is achieved, the remaining 50% of the bonus is based on achieving 100% of a revenue performance goal to be set annually by the Compensation Committee. Under the plan, the bonus amount can be adjusted upward if the revenue performance goal is exceeded in an amount equal to the total target bonus multiplied by the same percentage that revenue exceeds the revenue performance goal, up to a maximum of 150 percent. No amounts were paid under the plan in fiscal year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for our named executive officers as of December 31, 2025.

	Option Awards			Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Adam Stedham	—	—	—	18,750	(2)	11,265	—		—
				68,028	(3)	40,871
							550,000	(4)(7)	330,440
Fred G. Volk III	—	—	—	12,500	(2)	7,510
							75,000	(5)(7)	45,060
Jennifer Cola	—	—	—	24,000	(6)(7)	14,419	—		—

(1)	The amounts in these columns are calculated by multiplying the number of shares by the closing market price of our Common Stock on December 31, 2025, of $0.60 per share.
(2)	These RSUs, which convert into common stock on a one-for-one basis, were granted on January 1, 2025 pursuant to the Company’s salary reduction program, pursuant to which the number of RSUs was determined by dividing the amount of the grantee’s salary reduction by $1.60. The RSUs will vest on January 1, 2026.
(3)	These RSUs, which convert into common stock on a one-for-one basis, were granted on July 19, 2023. The first two tranches vested on June 19, 2024 and June 19, 2025 respectively, and the remaining tranche will vest on June 19, 2026, subject to the grantees’ continued service through the vesting date except as otherwise provided in the applicable award agreement.
(4)	These PSUs were granted on June 19, 2023 and vest in three tranches, except as otherwise provided in the award notice. Tranche 1 will vest 150,000 shares on or after June 19, 2024 if our common stock trades at or above $2.21 per share for 20 consecutive days prior to June 19, 2027. Tranche 2 will vest 200,000 shares on or after June 19, 2025 if our common stock trades at or above $2.94 per share for 20 consecutive trading days prior to June 19, 2027. Tranche 3 will vest 200,000 shares on June 19, 2027 if our common stock trades at or above $3.68 per share for 20 consecutive trading days prior to June 19, 2027.
(5)	These PSUs were granted on June 30, 2024 and vest in three tranches, except as otherwise provided in the award notice. Tranche 1 will vest 20,000 shares on or after June 18, 2025 if our common stock trades at or above $2.21 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 2 will vest 25,000 shares on or after June 18, 2025 if our common stock trades at or above $2.94 per share for 20 consecutive trading days prior to June 18, 2027. Tranche 3 will vest 30,000 shares on June 18, 2027 if our common stock trades at or above $3.68 per share for 20 consecutive trading days prior to June 18, 2027.
(6)	These RSUs, which convert into common stock on a one-for-one basis, were granted on May 19, 2025 and will vest on May 19, 2027, subject to the grantees’ continued service through each vesting date except as otherwise provided in the applicable award agreement.
(7)	On February 11, 2026, the Compensation Committee of the Board of Directors approved the accelerated vesting of these awards which shall vest and be payable in shares of the Company’s common stock upon the earliest to occur of (i) Effective Time of the Merger or (ii) September 30, 2026, regardless of whether any performance conditions of such awards have been met, unless such awards have vested prior to such time pursuant to their terms.

Director Compensation

Our directors are eligible to receive options, restricted stock and other equity linked grants under our equity incentive plans. The Compensation Committee of the Board of Directors has approved a director compensation policy (“Director Compensation Policy”) to govern the annual compensation payable to directors for their service on our board. The Compensation Committee has reserved the right to make any necessary, appropriate, or desirable changes to the terms of the Policy.

Pursuant to our Director Compensation Policy, as amended, starting in fiscal year ended December 31, 2024, and until such time that our Compensation Committee or Board of Directors determines a change in director compensation is necessary, appropriate or desirable, each non-employee director shall receive an annual award of 35,000 RSUs or 35,000 shares of restricted stock under the 2020 Plan (or a successor stockholder-approved plan thereto) on the first business day following the date a quorum of stockholders meets and votes on proposals in an annual meeting of stockholders.

Under our Director Compensation Policy in place during fiscal year ended December 31, 2024 and as of the date hereof, a non-employee director may specify before the date that is 15 days preceding the annual meeting of stockholders of the year prior to the year of grant whether he or she would prefer to receive his or her awards to be granted in the following year to be in the form of RSUs or restricted stock; provided, however, such choice will not be binding on the Compensation Committee. The RSUs or restricted stock granted pursuant to the Director Compensation Policy will vest in full on the earlier of the one-year anniversary of the date of grant subject to the non-employee director’s continued service to the Board of Directors through such date, or the death or disability of the non-employee director, and will be payable upon the earlier of the director’s separation from service as a director or, upon an earlier payment date elected by the director, provided that the election is made no later than the date that is 15 days preceding the annual meeting of stockholders of the year prior to the year of grant.

The following table sets forth information about the compensation earned by or paid to our directors during our fiscal year ended December 31, 2025. Please refer to the “Summary Compensation Table” above for compensation earned by Mr. Stedham as a member of the Board of Directors during the fiscal year ended December 31, 2025.

Name	Stock Awards ($)(1) (2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Scott Greenberg	36,400	-	-	36,400
David Edmonds	36,400	-	-	36,400
Marshall Geller	36,400	-	-	36,400
Howard Goldberg	36,400	-	-	36,400
Dr. Art Laffer(4)	-	-	-	-

(1)	Amounts in this column represent the grant date fair value of the awards, calculated in accordance with ASC Topic 718. Mr. Geller and Mr. Goldberg received restricted stock awards and Mr. Edmonds and Mr. Greenberg received restricted stock units. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

(2)	The table below sets forth the number of unvested stock awards and the aggregate number of options outstanding held by each of our directors, except for Mr. Stedham, as of December 31, 2025. Please refer to the “Outstanding Equity Awards at Fiscal Year End” table above for the number of unvested stock awards and options outstanding held by Mr. Stedham as of December 31, 2025. Except for 56,819 PSUs held by Scott Greenberg, on February 11, 2026, the Board of Directors approved the accelerated vesting of the awards set forth below, which shall vest and be payable in shares of the Company’s common stock upon the Effective Time of the Merger, if such awards are outstanding at the Effective Time.

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2025	Aggregate Number of Unvested Stock Awards Outstanding at December 31, 2025
David Edmonds	-	35,000
Marshall Geller	-	35,000
Howard Goldberg	-	35,000
Scott Greenberg	-	91,819
Dr. Art Laffer(4)	-	-

(3)	Does not include payments or benefits provided under the Company’s 2021 Stock Purchase Plan which are generally available to all salaried employees.

(4)	Dr. Arthur Laffer resigned as a director of the Company on September 24, 2025, effective immediately. Dr. Laffer’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Because Dr. Laffer resigned before the date a quorum of stockholders met and voted on proposals in the 2025 annual meeting of stockholders no compensation was paid to Dr. Laffer in 2025.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of grants. We do not currently have a formal policy with respect to the timing of option grants as our current practice is to grant time- and performance-based RSUs to align executive compensation with stockholder return.

During the fiscal year ended December 31, 2025, we did not grant any named executive officers option awards in the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information as of December 31, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,402,138 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,402,138

(1)	Represents the weighted-average exercise price of outstanding stock options. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units under the 2020 Equity Incentive Plan (the “2020 Plan”).

(2)	Includes 1,047,969 shares remaining available for issuance under the 2020 Plan, 354,169 shares remaining available for issuance under the 2021 Plan. (see Note 9 – Stockholder’s Equity in the notes accompanying the financial statements for further information on the 2021 Plan).

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the number of shares of our common stock beneficially owned as of March 23, 2026, by: (i) those persons known by us to be owners of more than 5% of its common stock; (ii) each director; (iii) our named executive officers (as disclosed in the Summary Compensation Table); and (iv) our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: VerifyMe, Inc., 801 International Parkway, Fifth Floor, Lake Mary, Florida 32746. We also have 0.85 share of Series B Convertible Preferred Stock outstanding held by the Estate of Claudio Ballard.

Beneficial Owner	Amount of Beneficial Ownership of Common Stock (1)		Percent of Common Stock Beneficially Owned (1)
Named Executive Officers:
Adam H Stedham (2)	575,543	(3)	4.3%
Fred G. Volk, III	73,108		*
Jennifer Cola	—		—
Directors:
David Edmonds	119,662	(4)	*
Marshall Geller	743,622	(5)	5.6%
Howard Goldberg	373,662	(6)	2.8%
Scott Greenberg	308,602	(7)	2.3%
All directors and executive officers as a group (8 persons)	2,253,247		16.3%

* indicates less than 1%

(1)	Based on 13,119,065 shares of common stock issued and outstanding as of March 23, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or warrants. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested RSUs or PSUs, stock options or warrants except for those vesting within 60 days. As for the 5% stockholders, we are relying upon reports filed by each 5% stockholder with the SEC.

(2)	Mr. Stedham is also a director of the Company.

(3)	Includes (i) 28,592 vested RSUs that become payable in shares of common stock upon Mr. Stedham’s separation from service as a director of the Company and (ii) 152,174 shares of common stock underlying a presently exercisable convertible promissory note in the principal amount of $175,000 with a conversation price of $1.15 per share.

(4)	Includes 50,217 vested RSUs that become payable in shares of common stock upon Mr. Edmonds’ separation from service as a director of the Company.

(5)	Includes (i) 35,000 unvested shares of restricted stock held by Mr. Geller that will vest in full on upon the earlier of the Effective Time of the Merger or October 9, 2026, (ii) 405,034 shares of common stock held by the Geller Living Trust, dated July 26, 2002 (the “Geller Trust”), (iii) 68,310 vested RSUs held by the Geller Trust that become payable in shares of common stock upon Mr. Geller’s separation from service as a director of the Company, (iv) 152,174 shares of common stock underlying a presently exercisable convertible promissory note held by the Geller Trust in the principal amount of $175,000 with conversation price of $1.15 per share, and (v) 31,104 shares of common stock underlying warrants exercisable at $3.215 per share held by the Geller Trust. Mr. Geller is a co-trustee, along with his wife, of the Geller Trust and exercises voting and investment power over the shares held by the Geller Trust.

(6)	Includes (i) 35,000 unvested shares of restricted stock that will vest in full upon the earlier of the Effective Time of the Merger or October 9, 2026, and (ii) 89,310 vested RSUs that become payable in shares of common stock upon Mr. Goldberg’s separation from service as a director of the Company.

(7)	Includes (i) 175,561 shares of common stock held by the Scott Greenberg Revocable Trust, (ii) 68,310 vested RSUs that become payable in shares of common stock upon Mr. Greenberg’s separation from service as a director of the Company, (iii) 43,478 shares of common stock underlying a presently exercisable convertible promissory note in the principal amount of $50,000 with conversation price of $1.15 per share and (iv) 15,552 shares of common stock underlying warrants exercisable at $3.215 per share.

The table above does not include the following grants:

•	550,000 PSUs granted to our Chief Executive Officer, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on June 19, 2023 and vest upon the earlier of the Effective Time of the Merger or September 30, 2026, regardless of whether any performance conditions of such awards have been met, unless such awards have vested prior to such time pursuant to their terms.

•	75,000 PSUs granted to one member of management, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on July 20, 2023 and vest upon the earlier of the Effective Time of the Merger or September 30, 2026, regardless of whether any performance conditions of such awards have been met, unless such awards have vested prior to such time pursuant to their terms.

•	75,000 PSUs granted to one member of management, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on June 30, 2024 and vest upon the earlier of the Effective Time of the Merger or September 30, 2026, regardless of whether any performance conditions of such awards have been met, unless such awards have vested prior to such time pursuant to their terms.

•	24,000 RSUs granted to our Chief Financial Officer, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on May 19, 2025, which will vest upon the earlier of the Effective Time of the Merger or September 30, 2026.

•	70,000 RSUs granted to two members of the Board of Directors, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on October 9, 2025, which will vest upon the earlier of the Effective Time of the Merger or October 9, 2026.

•	68,028 RSUs granted to our Chief Executive Officer, which convert into common stock on a one-for-one basis, that were granted under the VerifyMe, Inc. 2020 Equity Incentive Plan on June 19, 2023, which will vest on June 19, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees, or beneficial holders of more than five percent of our capital stock, or relative or spouse of any of the foregoing persons or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, had or will have a direct or indirect material interest during the specified period for which disclosure is required under Item 404(a) of regulation S-K, other than compensation arrangements which are described under the sections entitled “Executive Compensation” and “Director Compensation.”

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties and entities related to related parties at the time or sale and who are considered a “related person” during the specified period for which disclosure is required under Item 404(a) of regulation S-K, including Adam Stedham, the Company’s President and CEO; Scott Greenberg, the Company’s Chairman; the Geller Trust; and the 1065 Institute, Inc., a non-profit entity to which our past director Dr. Arthur Laffer serves as a director and secretary. As of December 31, 2025, $400 thousand was held by these related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026 unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. The largest aggregate amount of principal outstanding on the notes since they were issued was $1,100 thousand. As of January 21, 2025, $350 thousand was converted to common stock, none of which was held by related parties. As of December 31, 2025 the amount outstanding on the notes was $750 thousand. Between the date the notes were issued and February 25, 2026, the Company has paid a total of $0 and $178 thousand in principal and interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy on Pre-Approval of Retention of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. All of the services provided, and fees charged by MaloneBailey, LLP (“MaloneBailey”) were approved by our Audit Committee.

Independence Analysis by Audit Committee

The Audit Committee considered whether the provision of the services described above was compatible with maintaining the independence of MaloneBailey and determined that the provision of these services was compatible with the firm’s independence.

Fees for Professional Services Provided by MaloneBailey, LLP

The following table shows fees for professional services provided by MaloneBailey during the fiscal year ended December 31, 2025, which we refer to as fiscal year 2025 and the fiscal year ended December 31, 2024, which we refer to as fiscal year 2024.

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees (1)	$351,600	$263,165
Audit-Related Fees (2)	-	-
Tax Fees (3)	20,600	24,546
Total	$372,200	$287,711

(1)	Audit fees relate to services rendered for the audits of our annual financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reporter under “Audit Fees.”

(3)	Tax fees relate to services performed in connection with the Company’s annual tax return.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1+	Agreement and Plan of Merger dated February 11, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020)
3.2	Second Amended Certificate of Designation for Series A Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.3	Certificate of Designation for Series B Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 18, 2015)
3.4	Certificate of Withdrawal of Certificate of Designation for Series C and Series D Convertible Preferred Stock (incorporated herein by reference from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)
3.5	Amended and Restated Bylaws of VerifyMe, Inc., as amended through July 8, 2025 (incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).
4.1	Form of Common Warrant (incorporated here by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
4.2*	Description of Securities
10.1#	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)
10.2#	Employment Agreement between PeriShip Global, LLC and Fred Volk III, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.3#	Employment Agreement between PeriShip Global, LLC and Jack Wang, dated April 22, 2022 (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.4#	Employment Agreement with Adam Stedham, effective June 19, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2023)
10.5#+	Amended and Restated Employment Agreement with Adam Stedham dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
10.6#+	Employment Agreement with Jennifer Cola dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
10.7#	Restricted Stock Unit Award Agreement between the Company and Keith Goldstein dated July 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.8#	Restricted Stock Unit Award Agreement between the Company and Margaret Gezerlis dated July 31, 2023 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 21, 2023)
10.9#	Restricted Stock Unit Award Agreement between the Company and Adam Stedham dated June 19, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
10.10#	2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-249520) filed on October 16, 2020)
10.10.1#	First Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement filed Schedule 14A filed on April 4, 2022)
10.10.2#	Second Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2023)
10.10.3#	Third Amendment to the VerifyMe, Inc. 2020 Equity Incentive Plan (incorporated herein by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2024).
10.11#	VerifyMe, Inc. 2021 Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021)
10.12#	Non-Qualified Stock Option Agreement dated April 17, 2018 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234155) filed on October 10, 2019)
10.13#	Amendment to Non-Qualified Stock Option Agreements Non-Plan dated April 16, 2020 between the Company and Patrick White (incorporated herein by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-237950) filed on May 1, 2020)

10.14#	Form of Restricted Stock Unit Agreement (immediate vesting) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)
10.15#	Form of Restricted Stock Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.16#	Form of Restricted Stock Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.17#	Form of Restricted Stock Unit Award Agreement (Employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.18#	Form of Restricted Stock Unit Award Agreement (Non-employees) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)
10.19#	Form of Restricted Stock Unit Award Agreement (Subsidiary Employees) (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 26, 2022)
10.20#	Form of Restricted Stock Unit Award Agreement (performance) pursuant to the 2020 Equity Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)
10.21	Revolving Line of Credit Note between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.22	Guaranty and Suretyship Agreement between VerifyMe, Inc., and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.23	Security Agreement between PeriShip Global LLC and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.24	Security Agreement between VerifyMe, Inc. and PNC Bank, National Association, effective September 15, 2022 (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
10.25	Amended and Restated Loan Agreement between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.26	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective October 31, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
10.27	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank National Association effective August 7, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.28	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective March 28, 2025 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
10.29*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective December 31, 2025
10.30	Form of Convertible Subordinated Promissory Note (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2023)
10.31	Employee Bonus Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)
10.32	Consulting Agreement with Pentant LLC effective as of November 15, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
10.32.1	First Amendment to Consulting Agreement with Pentant LLC effective June 30, 2024 (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024)
10.33	Form of Inducement Letter Agreement dated January 13, 2025 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.34	Sales Agreement, dated as of March 6, 2025, between VerifyMe, Inc. and Roth Capital Partners, LLC (incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 6, 2025)
10.35+†	Digital Channel Program Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.36+†	Partner API Access Agreement (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.37	Master Loan Agreement and Promissory Note with ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

10.38	Promissory Note to ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.39	Letter of Intent, dated January 2, 2026, between VerifyMe, Inc. and Open World Ltd.(incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026)
10.40+	Form of Company Stockholder Support Agreement dated February 11, 2026 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
19	Insider Trading Policy (incorporated herein by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
21.1*	Subsidiaries of VerifyMe, Inc.
23*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Stedham	Chief Executive Officer, President and Director	March 31, 2026
Adam Stedham	(Principal Executive Officer)

/s/ Jennifer Cola	Chief Financial Officer	March 31, 2026
Jennifer Cola	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Scott Greenberg	Director and Chairman	March 31, 2026
Scott Greenberg

/s/ Marshall Geller	Director	March 31, 2026
Marshall Geller

/s/Howard Goldberg	Director	March 31, 2026
Howard Goldberg

/s/ David Edmonds	Director	March 31, 2026
David Edmonds

INDEX TO

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VerifyMe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VerifyMe, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018

Houston, Texas

March 30, 2026

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,353	$2,823
Accounts receivable, net of allowance for credit loss reserve, $10 and $71 as of December 31, 2025 and December 31, 2024, respectively	857	2,636
Note receivable, net of allowance for credit loss reserve, $12 and $0 as of December 31, 2025 and December 31, 2024, respectively	1,988	-
Unbilled revenue	338	733
Prepaid expenses and other current assets	154	131
Inventory	37	39
TOTAL CURRENT ASSETS	7,727	6,362

PROPERTY AND EQUIPMENT, NET	$20	$116

RIGHT OF USE ASSET	-	236

INTANGIBLE ASSETS, NET	2,345	5,365

GOODWILL	2,926	3,988
TOTAL ASSETS	$13,018	$16,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term note, current	$-	$500
Accounts payable	745	2,971
Other accrued expense	530	660
Lease liability- current	-	108
Convertible note – related party, current	400	-
Convertible note, current	350	-
TOTAL CURRENT LIABILITIES	2,025	4,239

LONG-TERM LIABILITIES
Long-term lease liability	$-	$139
Term note	-	375
Convertible note – related party	-	450
Convertible note	-	650
TOTAL LIABILITIES	$2,025	$5,853

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized; 13,553,049 and 10,829,908 shares issued, 13,071,601 and 10,539,441 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	14	11

Additional paid in capital	102,059	96,344

Treasury stock as cost; 481,448 and 290,467 shares at December 31, 2025 and December 31, 2024, respectively	(502)	(480)

Accumulated deficit	(90,578)	(85,673)

Accumulated other comprehensive loss	-	12

STOCKHOLDERS' EQUITY	10,993	10,214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,018	$16,067

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2025	December 31, 2024

NET REVENUE	$16,398	$24,207

COST OF REVENUE	10,077	15,545

GROSS PROFIT	6,321	8,662

OPERATING EXPENSES
Segment management and technology(a)	3,138	5,454
General and administrative (a)	3,416	3,852
Research and development	20	70
Sales and marketing (a)	967	1,361
Goodwill and Intangible asset impairment	3,850	2,315
Total operating expenses	11,391	13,052

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,070)	(4,390)

OTHER INCOME (EXPENSE)
Interest income (expenses), net	214	(130)
Change in fair value of contingent consideration	-	844
Loss on sale of business	-	(146)
Other expense, net	(49)	(2)
TOTAL OTHER INCOME (EXPENSE), NET	165	566

NET LOSS	$(4,905)	$(3,824)

LOSS PER SHARE
BASIC	(0.39)	(0.37)
DILUTED	(0.39)	(0.37)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	12,619,512	10,402,508
DILUTED	12,619,512	10,402,508

(a)	Includes share-based compensation of $801 thousand for the year ended December 31, 2025, and $1,555 thousand for the year ended December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

F-3

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024

NET LOSS	$(4,905)	$(3,824)

Change in fair value of interest rate, swap	(12)	8

Foreign currency translation adjustments	-	6

TOTAL COMPREHENSIVE LOSS	$(4,917)	$(3,810)

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,905)	$(3,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for expected credit losses	8	49
Stock based compensation	86	255
Loss on sale of business	-	134
Change in fair value of contingent consideration	-	(836)
Fair value of restricted stock awards and restricted stock units issued in exchange for services	715	1,300
Loss on disposal of equipment	58	-
Impairment on goodwill and intangible assets	3,850	2,301
Amortization and depreciation	984	1,212
Gain on lease termination	(8)	-
Unrealized gain on foreign currency transactions	-	(24)
Changes in operating assets and liabilities:
Accounts receivable	1,782	298
Unbilled revenue	395	521
Inventory	17	-
Prepaid expenses and other current assets	(33)	115
Accounts payable, other accrued expenses and net change in operating leases	(2,346)	(630)
Net cash provided by operating activities	603	871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(12)
Issuance of note receivable	(2,000)	-
Purchase of office equipment	(18)	(7)
Capitalized software costs	(715)	(504)
Cash from sale of business assumed by the buyer	-	(52)
Net cash used in investing activities	(2,733)	(575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	4,348	-
Proceeds from ATM	475	-
Proceeds from SPP Plan	-	21
Contingent consideration payments	-	(53)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(67)	(66)
Increase in treasury shares (share repurchase program)	(221)	(18)
Repayment of debt and line of credit	(875)	(500)
Net cash provided by (used in) financing activities	3,660	(616)

Effect of exchange rate changes on cash	-	48

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,530	(272)

CASH AND CASH EQUIVALENTS INCLUDING RESTRICTED CASH - BEGINNING OF PERIOD	2,823	3,095

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,353	$2,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70	$178
Income taxes	$24	$24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Lease modification	$9	$-
Conversion of convertible note to common stock and accrued interest	$360	$-
Change in fair value of interest rate, swap	$12	$8

The accompanying notes are an integral part of these consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2023	-	-	0.85	-	10,123,964	10	95,031	329,351	(659)	(2)	(81,849)	12,531
Restricted stock awards	-	-	-	-	140,000	1	388	-	-	-	-	389
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	94,688	-	720	(38,095)	125	-	-	845
Common stock issued in relation to Stock Purchase Plan	-	-	-	-	21,889	-	(46)	(21,889)	72	-	-	26
Common stock issued for services	-	-	-	-	180,000	-	251	-	-	-	-	251
Repurchase of common stock	-	-	-	-	(21,100)	-	-	21,100	(18)	-	-	(18)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	14	-	14
Net loss	-	-	-	-	-	-	-	-	-	-	(3,824)	(3,824)
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Shares issued under ATM	-	-	-	-	628,432	1	474					475
Restricted stock awards	-	-	-	-	70,000	-	112	-	-	-	-	112
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	210,489	-	412	(58,837)	124	-	-	536
Common stock issued for services	-	-	-	-	120,000	-	86	-	-	-	-	86
Repurchase of Common Stock	-	-	-	-	(272,177)	-	-	272,177	(221)	-	-	(221)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,905)	(4,905)
Balance at December 31, 2025	-	-	0.85	-	13,071,601	14	102,059	481,448	(502)	-	(90,578)	10,993

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

Reclassifications

Certain amounts presented for the year ended December 31, 2024, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The update will be effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220). This standard requires disclosure of specific information about costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, note receivable, unbilled revenue, accounts payable, notes payable and accrued expenses, and equity investments. The carrying value of accounts receivable, note receivable, unbilled revenue, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2025 and December 31, 2024.

Amounts in Thousands ('000)

Derivative Asset
(Level 2)

Balance as of December 31, 2024	12

Termination of SWAP, recognized in other comprehensive loss	(12)

Balance at December 31, 2025	$-

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. The Company has two reportable segments, namely, (i) Precision Logistics and (ii) Authentication. See Note 15 – Segment Reporting, for further discussion of the Company’s segment reporting structure.

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

For the year ended December 31, 2025, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the years presented. For the year ended December 31, 2025, there were approximately 3,976,000 anti-dilutive shares consisting of 1,322,000 unvested performance restricted stock units, 303,000 restricted stock units and restricted stock awards 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the year ended December 31, 2024, there were approximately 7,971,000 anti-dilutive shares consisting of 1,606,000 unvested performance restricted stock units, 414,000 restricted stock units and restricted stock awards, 221,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 957,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

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

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, such allowances may be required. The Company recognized $8 thousand and $22 thousand for allowance for credit losses as of December 31, 2025, and 2024, respectively.

Note Receivable

Notes receivable are recorded at the principal amount outstanding, plus accrued interest. The Company evaluates the credit quality of notes receivable in accordance with ASC Topic 310, “Receivables”, and assesses collectability based on historical experience, the financial condition of borrowers, and other relevant information. Interest income is recognized using the interest method when collection of principal and interest is considered probable. Notes are considered past due when payments are not received in accordance with contractual terms.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events, and sustained decrease in share price.

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

The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified as assets or liabilities at the fair value of the instrument on the reclassification date. Derivative instruments as assets or liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Precision Logistics

Our Precision Logistics segment consists of two service lines, ProActive and Premium. Under our ProActive service line, clients pay us directly for carrier service coupled with our proactive logistics service. Terms typically range 7 days and no longer than 30 days. The Company has determined it is the principal and recognizes shipment fees in gross revenue. Under our Premium service line, clients use our shipping monitoring, predictive analytics, or exception management services. Shippers use their own transportation rates, provided and charged directly by their carrier, with our added services charged (i) directly by the carrier, under a “white label” arrangement, which we refer to as our Premium service, or (ii) by us, which we refer to as our Direct Premium service. These services include customer web portal access, weather monitoring, temperature control, full-service center support and last mile resolution.

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

Warranties and other variable considerations are analyzed by the Company, in terms of historical warranties, current economic trends, and changes in customer demand, and have been determined to be insignificant in the twelve months ended December 31, 2025.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility, and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture. For performance restricted stock units (“RSU”) with stock price appreciation targets (see Note 10 – Stock Options, Restricted Stock and Warrants), we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $33 thousand and $3 thousand for the years ended December 31, 2025, and 2024, respectively, and are included in Sales and Marketing on the Consolidated Statements of Operations.

Research and Development Costs

In accordance with ASC Topic 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2025, and 2024 were $20 thousand and $70 thousand, respectively.

Income Taxes

The Company follows ASC Topic 740, “Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2006 remain subject to examination by major tax jurisdictions due the carryforward of unutilized NOLs. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025

NOTE 2 - NOTE RECEIVABLE

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. As of December 31, 2025, the Company has received $80 thousand in interest payments. As of December 31, 2025, the Company reserved $12 thousand allowance for credit loss on the note.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 3 – REVENUE

Revenue by Category

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

	Precision Logistics		Authentication		Consolidated
Revenue	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024	2025	2024

ProActive services	$13,165	$19,365	$-	$-	$13,165	$19,365
Premium services	3,077	4,401	-	-	3,077	4,401
Brand protection services	-	-	156	441	156	441
	$16,242	$23,766	$156	$441	$16,398	$24,207

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2025, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (i.e., sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of December 31, 2025, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table provides information about contract assets from contracts with customers:

	Contract Asset
	December 31,
In Thousands	2025	2024
Beginning balance, January 1	$733	$1,282
Contract asset additions	5,841	8,572
Reclassification to accounts receivable, billed to customers	(6,236)	(9,121)
Ending balance (1)	$338	$733

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance Sheets.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – BUSINESS COMBINATION

On December 8, 2024, the Company sold Trust Codes Global pursuant to a Share Sale Agreement with a related party, Paul Ryan, former Executive Vice President of the Authentication Segment, and employee of Trust Codes Global Limited. This divestiture did not qualify as a discontinued operation. The purchase price per the agreement was $1 NZD. We recognized a loss of $0.1 million on the sale of the business. Through his purchase, Mr. Ryan assumed the remaining cash balance in the bank accounts of $0.1 million and all continuing obligations and liabilities of Trust Codes Global Limited. The Trust Codes Global business was part of the Authentication segment.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, we made revisions to our internal forecasts and concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists, which required the Company to conduct an interim test of the fair value of the goodwill for the Precision Logistics segment. We performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach and a market approach, employing a guideline public company approach. The results of our goodwill impairment test indicated that the carrying value of the Precision Logistics reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $1,062 thousand during the year ended December 31, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

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

Changes in the carrying amount of goodwill by reportable business segment for the year ended December 31, 2025, were as follows (in thousands):

	Authentication	Precision Logistics	Total
Net book value at
January 1, 2025	$-	$3,988	$3,988

2025 Activity
Goodwill impairment charge	-	(1,062)	(1,062)
Net book value at
December 31, 2025	$-	$2,926	$2,926

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

ASC Topic 360-10, “Impairment or disposal of long-lived assets (“ASC Topic 360”), provides guidance on accounting for the impairment and disposal of long-lived assets, covering both tangible and intangible finite-lived assets. The standard ensures that financial statements reflect the economic reality of assets by properly accounting for declines in value or disposals. Under ASC Topic 360, an entity must perform an analysis to determine whether it is more likely than not that the fair value of a long lived asset is less than its carrying amount based on estimates of future cash flows.

Determining the fair value of long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our fair value estimates are based on assumptions that we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our long lived asset impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment.

On August 26, 2025, FedEx Corporation notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved FedEx preferred shippers effective September 24, 2025. As a result, we made revisions to our internal forecasts that resulted in an interim triggering event for the year ended December 31, 2025, indicating the carrying value of our long-lived assets including internally used software, deferred implementation, trademarks, customer relationships, and non-compete and developed technology may not be recoverable. The analysis indicated that certain intangible assets were impaired. The Company further concluded during the year ended December 31, 2025 the carrying value of the long-lived assets exceeded its estimated fair values, which resulted in an impairment charge. We recorded an intangible asset impairment charge of $2,788 thousand during the year ended December 31, 2025, within goodwill and intangible asset impairment on the consolidated statement of operations.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$699	$(18)	$681	9
Developed Technology	795	(78)	717	2
Internally Used Software	979	(32)	947	5
Total Intangible Assets	$2,473	$(128)	$2,345
December 31, 2024
Patents and Trademarks	$1,112	$(230)	$882	10
Customer Relationships	1,839	(495)	1,344	7
Developed Technology	3,143	(1,411)	1,732	3
Internally Used Software	1,418	(207)	1,211	7
Non-Compete Agreement	191	(103)	88	2
Deferred Implementation	135	(27)	108	8
Total Intangible Assets	$7,838	$(2,473)	$5,365

Amortization expense for intangible assets was $946 thousand and $1,097 thousand for the years ended December 31, 2025, and December 31, 2024, respectively. During the years ended December 31, 2025, and 2024, the Company impaired certain assets by $2,788 thousand and $964 thousand, respectively, to bring the gross carrying amount related to these assets to zero as a result of the impairment analysis of long-lived assets under ASC Topic 360.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Patents and Trademarks

As of December 31, 2025, our current patent and trademark portfolios consist of six granted U.S. patents and one pending foreign patent application and several foreign trademarks. The Company abandoned four patents during the year ended December 31, 2025.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2026	$513
2027	513
2028	297
2029	202
2030	202
Thereafter	618
Total	$2,345

As of December 31, 2025, our intangible assets with definite lives had a weighted average remaining useful life of 3 years.  We have no amortizable intangible assets with indefinite useful lives.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 – INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2025, and 2024 is as follows (in thousands):

US	Years Ended December 31,
	2025	2024
Loss before income taxes
Domestic	$(4,905)	$(4,602)
Foreign	-	721
Total loss before income taxes	$(4,905)	$(3,881)

Income tax expense (benefit):	Years Ended December 31,
	2025	2024
Current:
Federal	$(181)	$(562)
State and local	(16)	(114)
Foreign	-	-
Total current	$(197)	$(676)

Deferred:
Federal	$(847)	$(413)
State and local	(76)	(84)
Foreign	-	(19)
Total deferred	$(923)	$(516)

Total income tax expense (benefit)	$(1,120)	$(1,192)

Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 1 - Organization and Summary of Significant Accounting Policies for additional details on ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the year ending December 31, 2025 and December 31, 2024 is as follows (in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Tax Effect USD	Effective Tax Rate	Tax Effect USD	Effective Tax Rate

Taxes under statutory US tax rates	$(1,030)	21%	$(815)	21%
Increase (decrease) in taxes resulting from:
Foreign taxes and rate differential	-	-	7	-
Increase (decrease) in valuation allowance	534	(11%)	696	(18%)
Permanent Differences	371	(8%)	284	(7%)
Change in State tax rate	217	(4%)	25	(1%)
State & local taxes net of federal benefit	(92)	2%	(197)	5%
Income tax expense	$-	-	$-	-

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The increase in the valuation allowance during the years ended December 31, 2025 and December 31, 2024 was due primarily to the increase in our net operating losses which may not be utilized in the future.

Cash paid for income taxes, net of refunds received, by jurisdiction for the years ended December 31, 2025 are as follows (in thousands):

Year Ended December 31, 2025
Federal	-
State:
NYS	$6.8
TN	3.8
TX	11.1
Other	2.4
Cash paid for income taxes, net of refunds received	$24.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

TAX ASSETS AND LIABILITIES	Years Ended December 31,
Assets:	2025	2024
Net operating loss carryforwards	$6,812	$6,646
Restricted stock (RSAs, RSUs)	581	819
Stock options	-	159
Depreciation	75	(22)
Intangibles	697	93
Acquisition transaction costs	80	95
Capitalized research and development	141	(18)
Unrealized gain on investment	1	2
Bad debt	2	18
Capital loss limitation and cash flow used	840	930
Rents	-	3
Impairments	-	25
FV loss on equity investment	(3)	(3)
Accrued bonus compensation	55	-
Gross Deferred Tax Assets	9,281	8,747
Valuation allowance	(9,281)	(8,747)
Gross Deferred Tax Assets	$-	$-
Liabilities:
Intangibles and other deferred tax liabilities	-	-
Net Deferred Tax Assets	$-	$-

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

As of December 31, 2025, the Company has net operating loss carryforwards of $25.3 million for tax purposes, which, subject to the application of potential limitations, will be available to offset future taxable income. If not used, $6.6 million of these carryforwards will expire beginning in 2026, and $18.9 million will carryforward indefinitely.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation as required by Section 382 of the IRC, due to ownership change of the company that could occur in the future, as well as similar state provisions. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. Assuming the Merger is consummated in accordance with the terms of the Merger Agreement, these limitations will apply for tax periods following the Merger.

The Company completed the IRC Section 382 analysis, in 2022, and determined that an ownership change occurred sufficiently to impose additional limitations on the use of NOL carryforwards. The Company has not completed the IRC Section 382 analysis in 2023, 2024 or 2025. The Merger is expected to result in an ownership change and, consequently, application of these use limitation rules on the tax attributes of the Company for tax periods following the Merger. As a result, following the Merger, we may incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change.

No tax benefit has been reported in the December 31, 2025, financial statements due to the uncertainty surrounding the realizability of the benefit.

Uncertain Tax Positions

As of December 31, 2025, and 2024 we had no uncertain tax positions reflected on our balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2021 through 2025 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statues of limitations. The Company’s tax years from 2006 are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

The Tax Cuts and Jobs Act of 2017 imposes a mandatory repatriation tax on certain unremitted foreign earnings and provides a 100% deduction to domestic corporations for certain dividends received from foreign corporations after December 31, 2017. The Company divested of its foreign subsidiary on December 8, 2024, therefore, there will be no future dividends from the earnings of our foreign subsidiary to result in U.S. federal income taxes.

In accordance with FASB ASC Topic 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $9.3 million at December 31, 2025. The Company did not utilize any NOL deductions for the year ended December 31, 2025.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of December 31, 2025, and December 31, 2024, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets and recognized $2 thousand in interest and/or penalties in the Statements of Operations for the year ended December 31, 2025, and $1 thousand in interest and/or penalties in the Statements of Operations in the fiscal year ended December 31, 2024.

There are no taxes payable as of December 31, 2025, or December 31, 2024.

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

The PNC Facility includes a number of affirmative and restrictive covenants applicable to PeriShip Global, including, among others, a financial covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 at the end of each fiscal year, affirmative covenants regarding delivery of financial statements, payment of taxes, and establishing primary depository accounts with PNC Bank, and restrictive covenants regarding dispositions of property, acquisitions, incurrence of additional indebtedness or liens, investments and transactions with affiliates. PeriShip Global is also restricted from paying dividends or making other distributions or payments on its capital stock if an event of default (as defined in the PNC Facility) has occurred or would occur upon such declaration of dividend. On August 14, 2024, the Company signed a waiver and amendment which provided a waiver for a certain event of default and extended the line of credit to September 30, 2025. On February 28, 2025, we received a waiver as of December 31, 2024 for certain events of default. PeriShip Global was not in compliance with all affirmative and restrictive covenants under the PNC Facility at December 31, 2025. On March 26, 2026, we received a waiver as of December 31, 2025, for certain events of default. On August 8, 2025, the Company extended the line of credit to September 30, 2026.

As of January 21, 2025, the Term Note balance of $875 thousand was paid in full and no future principal payments are due.

As of December 31, 2025, $0 was outstanding on the RLOC.

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

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2024, $450 thousand was held by related parties. As of December 31, 2025, $400 thousand was held by related parties after a board member left the Company. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2025 and December 31, 2024, interest expense related to the convertible debt was $61 thousand and $88 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of December 31, 2025 and December 31, 2024, the amount outstanding on the convertible debt was $750 thousand and $1,100 thousand, respectively and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue Series A Convertible Preferred Stock, par value of $0.001 per share (the “Series A”) and Series B Convertible Preferred Stock, par value of $0.001 per share (the “Series B”). As of December 31, 2025, and 2024, there were no shares of Series A outstanding and 0.85 of a share of Series B outstanding convertible into 144,444 shares of common stock. Each share of Series A and Series B has limited voting rights, is entitled to participate with the common stock on liquidation and holders of Series A and Series B are subject to beneficial ownership limitations.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company expensed $112 thousand and $388 thousand related to restricted stock awards for the years ended December 31, 2025, and December 31, 2024, respectively.

The Company expensed $603 thousand and $912 thousand related to restricted stock units for years ended December 31, 2025, and December 31, 2024, respectively.

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

On November 3, 2025, the Company issued 30,882 shares of common stock upon vesting of 46,336 restricted stock units, net of 15,454 shares of common stock withheld for taxes.

During the year ended December 31, 2025, the Company issued 89,310 shares of common stock upon the separation of a former director, relating to 89,310 shares of restricted stock units that had previously vested.

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

Non-Qualified Stock Purchase Plan

On June 10, 2021, the stockholders of the Company approved a non-qualified stock purchase plan (the “2021 Plan”). The 2021 Plan provides eligible participants, including employees, directors and consultants of the Company, the opportunity to purchase shares of the Company’s common stock thereby increasing their interest in the Company’s continued success. The maximum number of common stock reserved and available for issuance under the 2021 Plan is 500,000 shares. The purchase price of shares of common stock acquired pursuant to the exercise of an option will be the lesser of 85% of the fair market value of a share (a) on the enrollment date, and (b) on the exercise date. The 2021 Plan is not intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company applied ASC Topic 718, Compensation-Stock Compensation and estimated the fair value using the Black-Scholes model, as the 2021 Plan is considered compensatory. In relation to the 2021 Plan the Company expensed $0 and $4 thousand for the years ended December 31, 2025 and December 31, 2024, respectively. During years ended December 31, 2025 and 2024, the Company received $0 thousand and $21 thousand, respectively, in proceeds related to the 2021 Plan. The Company has currently suspended new offering periods under the 2021 Plan.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Shares Held in Treasury

As of December 31, 2025, and December 31, 2024, the Company had 481,448 and 290,467 shares, respectively, held in treasury with a value of approximately $502 thousand and $480 thousand, respectively.

On February 29, 2024, seven participants exercised their options under the Company’s non-qualified stock purchase plan, and as a result, 21,889 shares were issued from treasury, with an exercise price of $0.97 per share.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Shares Repurchase Program

In December 2023, the Company’s Board of Directors approved a share repurchase program to allow the Company to spend up to $0.5 million to repurchase shares of its common stock so long as the price does not exceed $1.00 until December 14, 2024. On November 26, 2024, the Company approved an extension of the $0.5 million share repurchase program to repurchase shares of the Company’s common stock through December 31, 2025. The share repurchase program may be modified, suspended, or discontinued at the discretion of the Board of Directors at any time.  During the year ended December 31, 2025, the Company repurchased 272,177 shares for $221 thousand under the share repurchase program, which expired December 31, 2025.

NOTE 10– STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

On November 14, 2017, the Executive Committee of the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (the “2017 Plan”) which covered the potential issuance of 260,000 shares of common stock. The 2017 Plan provided that directors, officers, employees, and consultants of the Company were eligible to receive equity incentives under the 2017 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

On August 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and on September 30, 2020, the Company’s stockholders approved the 2020 Plan, which authorizes the potential issuance of up to 1,069,110 shares of common stock. Upon effectiveness of the 2020 Plan, the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Stock Options

The following table summarizes the activities for the Company’s stock options as of December 31, 2025, and 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)(1)
Balance as of December 31, 2023	301,471	$4.56

Granted	-	-

Forfeited/Cancelled/Expired	(80,471)	7.27

Balance as of December 31, 2024	221,000	3.57	0.4	-

Exercisable as of December 31, 2024	221,000	$3.57	0.4	$-

Granted	-	-

Forfeited/Cancelled/Expired	(221,000)	3.57

Balance as of December 31, 2025	-	-	-	-

Exercisable as of December 31, 2025	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at each respective period.

As of December 31, 2025, the Company has no outstanding stock options.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2025, and 2024, the Company expensed $0 thousand with respect to options.

As of December 31, 2025, and 2024, there was $0 unrecognized compensation cost related to outstanding stock options.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of December 31, 2025 and 2024:

		Weighted -
		Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2023	416,669	1.44

Granted	140,000	1.60

Vested	(416,669)	1.44

Balance at December 31, 2024	140,000	1.60

Granted	70,000	1.04

Vested	(140,000)	1.60

Balance at December 31, 2025	70,000	$1.04

As of December 31, 2025, and 2024, total unrecognized share-based compensation cost related to unvested restricted stock awards was $56 thousand and $96 thousand respectively, which is expected to be recognized over a weighted-average period of 0.8 years as of December 31, 2025.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the unvested restricted stock units as of December 31, 2025 and 2024:

	Unvested Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2023	371,253	1.32

Granted	88,011	1.46

Vested	(160,194)	1.31

Forfeit/Cancelled	(25,334)	1.23

Unvested at December 31, 2024	273,736	1.38

Granted	180,773	1.34

Vested	(201,374)	1.39

Forfeited/Cancelled	(20,334)	1.57

Balance at December 31, 2025	232,801	$1.32

As of December 31, 2025, and 2024, total unrecognized share-based compensation cost related to unvested restricted stock units was $83 thousand and $120 thousand respectively, which is expected to be recognized over a weighted-average period of 0.5 years as of December 31, 2025.

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

The following table summarizes the unvested performance restricted stock units as of December 31, 2025 and 2024:

	Unvested Performance Restricted Stock Units
		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2023	1,438,760	1.51

Granted	555,000	1.08

Vested	-	-

Forfeited/Cancelled	(387,100)	1.47

Balance at December 31, 2024	1,606,660	1.37

Granted	-	-

Vested	-	-

Forfeited/Cancelled	(285,069)	2.40

Balance at December 31, 2025	1,321,591	$1.15

As of December 31, 2025, and December 31, 2024 total unrecognized share-based compensation cost related to unvested restricted stock units was $158 thousand and $577 thousand, respectively, which is expected to be recognized over a weighted-average period of 0.5 years as of December 31, 2025.

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Warrants

The following table summarizes the activities for the Company’s warrants for the year ended December 31, 2025 and 2024:

	Warrants Outstanding (Excluding Pre-Funded Warrants)
	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance at December 31, 2023	4,628,586	$4.13

Granted	-	-

Expired	-	-

Balance at December 31, 2024	4,628,586	4.13

Granted	1,461,896	4.00

Exercised	(1,461,896)	3.22

Expired	(3,073,379)	4.60

Balance at December 31, 2025	1,555,207	3.95	4.4

Exercisable at December 31, 2025	1,555,207	3.95	4.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.60 for our common stock on December 31, 2025.

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

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

At-the-Market Equity Offering Program

On March 6, 2025, the Company entered into an At-The-Market Sales Agreement (“ATM”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock up to an aggregate offering price of $15.8 million (“ATM Program”). Roth acts as the Company’s sales agent and is entitled to a 3.0% commission on gross proceeds from sales under the program.

During the year ended December 31, 2025, and through the date of this filing, the Company sold an aggregate of 628,432 shares of its common stock pursuant to the ATM program. The Company provided notice on February 11, 2026 to Roth of its election to terminate the ATM Program, which by the terms of the At-The-Market Sales Agreement became effective on February 16, 2026, in connection with the Board of Directors’ approval of the Merger Agreement with Open World Ltd.

In connection with the ATM Program, the Company incurred direct legal and audit fees totaling $209 thousand. The costs were recorded as deferred offering costs within other current assets to be reclassified to additional paid-in capital on a pro-rata basis as shares are issued. For the year ended December 31, 2025, we reclassified $8 thousand to additional paid-in capital on a pro-rata basis as shares were issued. Upon terminating the program on February 16, 2026, we expensed $201 thousand remaining deferred costs to general and administrative expenses.

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

The dilutive common stock equivalent shares consist of preferred stock, stock options, warrants, restricted stock awards, and restricted stock units computed under the treasury stock method, using the average market price during the period.

The following table sets forth the computation of basic loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss:	$(4,905)	$(3,824)
Denominator:
Weighted average shares of common stock – basic	12,619,512	10,402,508
Loss per share:
Basic	$(0.39)	$(0.37)
Diluted	$(0.39)	$(0.37)

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

The following table represents the weighted average number of anti-dilutive instruments excluded from the computation of diluted loss per share:

	Years Ended December 31,
	2025	2024
Anti-dilutive instruments excluded from computation of diluted net loss per share:

Preferred Stock	144,444	144,444

Stock Options	-	221,000

Warrants	1,555,207	4,628,586

Stock purchase plan	-	-

Convertible note	652,174	956,527

Restricted Stock Units and Restricted Stock Awards	1,624,392	2,020,396

NOTE 12 –EMPLOYEE BENEFIT PLAN

We offer the VRME Retirement Savings Plan (the “Plan”) to our employees located in the United States of America. Eligible employees can elect to participate in the Plan, as soon as administratively feasible after enrollment. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC). The Company makes the matching contributions at our discretion. In the years ended December 31, 2025, and December 31, 2024, the Company contributed a value of approximately $148 thousand and $172 thousand respectively and is recognized as compensation expense in the Consolidated Statements of Operations for matching contributions to the Plan.

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

During 2025, we maintained operating leases for office facilities. We do not have any finance leases. In January 2026, we entered into a lease amendment to terminate a facility lease effective February 15, 2026 and adjusted our right-of-use assets and liabilities.

Lease expense is included in Management and technology Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2025	2024
Operating lease cost	$65	$127
Short-term lease cost	14	18
Total lease costs	$79	$145

Supplemental information related to leases was as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating Lease right-of-use asset	$-	$236

Current portion of operating lease liabilities	-	108
Non-current portion of operating lease liabilities	-	139
Total operating lease liabilities	$-	$247

Cash paid for amounts included in the measurement of operating lease liabilities	$65	$126

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	-	2.3
Weighted average discount rate for operating leases	-	6.0%

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

NOTE 14 – CONCENTRATIONS

During the year ended December 31, 2025, one customer represented 13% of revenues and one customer represented 16% of revenues for the year ended December 31, 2024.

As of December 31, 2025, two customers made up 50% of accounts receivable. As of December 31, 2024, two customers accounted for 36% of total accounts receivable.

During the year ended December 31, 2025, and December 31, 2024, one vendor accounted for 89% and 99% of transportation costs, in our Precision Logistics segment, respectively.

NOTE 15 – SEGMENT REPORTING

As of December 31, 2025, we operated through two reportable business segments: (i) Precision Logistics and (ii) Authentication. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. The CODM assesses performance by using revenue, gross margin, operating expenses, and net earnings. These metrics are analyzed by reviewing budget and forecast versus actual and prior year versus current year reporting. The various income performance measures are reviewed to ensure proper pricing strategies, effective cost controls, and cash management across the organization. Reported revenue includes only the revenue generated by sales to external customers.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated loss before income tax expense (in thousands):

	Year Ended			Year Ended
	December 31,			December 31,
	2025			2024
	Precision Logistics	Authentication	Consolidated	Precision Logistics	Authentication	Consolidated

NET REVENUE	$16,242	$156	$16,398	$23,766	$441	$24,207

COST OF REVENUE	10,022	55	10,077	15,498	47	15,545

GROSS PROFIT	6,220	101	6,321	8,268	394	8,662

OPERATING EXPENSES
Management and technology	1,937	52	1,989	2,883	993	3,876
Research and development	-	20	20	-	70	70
Sales and marketing	879	8	887	944	459	1,403
Other Segment Items	1,329	(100)	1,229	1,359	177	1,536
Goodwill and Intangible asset impairment	3,850	-	3,850	49	2,266	2,315

Total Segment expenses	7,995	(20)	7,975	5,235	3,965	9,200

Segment (Expense) Income	$(1,775)	$121	$(1,654)	$3,033	$(3,571)	$(538)

General and Administrative			(3,416)			(3,852)

Other Income			165			566

NET LOSS			$(4,905)			$(3,824)

VerifyMe, Inc.

Notes to the Consolidated Financial Statements

Additional information relating to our business segments is as follows (in thousands):

Identifiable assets:

	Years Ended December 31,
	2025	2024

Precision Logistics	$10,109	$15,795
Authentication	2,909	272
Total Assets	$13,018	$16,067

NOTE 16 – SUBSEQUENT EVENTS

On March 26, 2026, we received a waiver as of December 31, 2025, for certain events of default under the PNC Facility.

Effective February 15, 2026, the lease held by our subsidiary PeriShip Global in Connecticut used in connection with our Precision Logistics segment was terminated pursuant to a lease termination agreement entered into in January 2026. See Item 2 “Properties” in this Form 10-K of VerifyMe, Inc. for the year ended December 31, 2025 (the “2025 Form 10-K”).

On February 11, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation, and our wholly owned subsidiary (the “Merger Sub”) and Open World Ltd (“Open World”) pursuant to letter agreement previously entered into on January 2, 2026. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary (the “Merger”).

Also on February 11, 2026, and in connection with the Merger Agreement, we entered into stockholder support agreements whereby certain stockholder of the Company representing approximately 14% or more of the voting power in the aggregate of our common stock, including our directors and officers have agreed to vote their shares, and any shares obtained from the date of the agreement, in favor of the issuance of the Company’s common stock in connection with the Merger at a stockholder’s meeting.

Also on February 11, 2026, and in connection with the Merger Agreement, we entered into an Amended and Restated Employment Agreement with Adam Stedham and an Employment Agreement with Jennifer Cola, each agreement effective as of the Effective Time of the Merger.

Also on February 11, 2026, and in connection with the Merger Agreement, our Board of Directors approved a severance period for Ms. Cola effective immediately and which will expire upon the Effective Time of the Merger (the “Severance Period”), whereby Ms. Cola will receive a continuation of her base salary and benefits for a period of six months if she is terminated without cause during the Severance Period.

Also on February 11, 2026, and in connection with the Merger Agreement, we sent notice to Roth of our election to terminate the ATM Program, which by the terms of the At-The-Market Sales Agreement became effective on February 16, 2026.

See Item 1 “Business - Recent Developments” in the 2025 Form 10-K for additional information on the Merger Agreement, proposed Merger, consideration to be issued in connection with the Merger, the stockholder support agreements, the employment agreements with Mr. Stedham and Ms. Cola, the Severance Period granted to Ms. Cola, the termination of the ATM Program, and matters ancillary thereto.

On January 2, 2026, the Company issued 47,464 shares of common stock, of which 19,271 were issued from treasury, upon vesting of 70,773 restricted stock units, net of 23,309 shares withheld for taxes related to stock grants on January 1, 2025.

