Form 10-Q
period 2026-03-31
VerifyMe, Inc.
filed 2026-05-15
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,119,065 shares of common stock outstanding at May 12, 2026.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,519	$4,353
Accounts receivable, net of allowance for credit loss reserve, $21 and $10 as of March 31, 2026 and December 31, 2025, respectively	818	857
Note receivable, net of allowance for credit loss reserve, $12 and $12 as of March 31, 2026 and December 31, 2025, respectively	1,988	1,988
Unbilled revenue	285	338
Prepaid expenses and other current assets	208	154
Inventory	31	37
TOTAL CURRENT ASSETS	6,849	7,727

PROPERTY AND EQUIPMENT, NET	$16	$20

INTANGIBLE ASSETS, NET	2,325	2,345

GOODWILL	2,926	2,926
TOTAL ASSETS	$12,116	$13,018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$532	$745
Other accrued expense	457	530
Convertible note – related party, current	400	400
Convertible note, current	350	350
TOTAL CURRENT LIABILITIES	1,739	2,025

TOTAL LIABILITIES	$1,739	$2,025

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized; 13,581,242 and 13,553,049 shares issued, 13,119,065 and 13,071,601 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14

Additional paid in capital	102,096	102,059

Treasury stock at cost; 462,117 and 481,448 shares at March 31, 2026 and December 31, 2025, respectively	(476)	(502)

Accumulated deficit	(91,257)	(90,578)

STOCKHOLDERS' EQUITY	10,377	10,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,116	$13,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended
	March 31, 2026	March 31, 2025

NET REVENUE	$1,772	$4,455

COST OF REVENUE	812	2,965

GROSS PROFIT	960	1,490

OPERATING EXPENSES
Management and Technology(a)	570	926
General and administrative (a)	1,016	856
Research and development	-	5
Sales and marketing (a)	141	296
Total Operating expenses	1,727	2,083

LOSS BEFORE OTHER INCOME (EXPENSE)	(767)	(593)

OTHER INCOME (EXPENSE)
Interest income, net	88	22
TOTAL OTHER INCOME, NET	88	22

NET LOSS	$(679)	$(571)

LOSS PER SHARE
BASIC	(0.05)	(0.05)
DILUTED	(0.05)	(0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING

BASIC	13,352,749	12,292,150
DILUTED	13,352,749	12,292,150

(a)	Includes share-based compensation of $63 thousand and $333 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2026	March 31, 2025
NET LOSS	$(679)	$(571)

Change in fair value of interest rate, Swap	-	(12)

Total comprehensive loss	$(679)	$(583)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(679)	$(571)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for expected credit losses	11	-
Stock based compensation	-	41
Fair value of restricted stock awards and restricted stock units issued in exchange for services	77	292
Amortization and depreciation	132	286
Gain on partial lease termination	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	27	1,681
Unbilled revenue	53	92
Inventory	6	7
Prepaid expenses and other current assets	(54)	(203)
Accounts payable, other accrued expenses and net change in operating leases	(284)	(2,023)
Net cash used in operating activities	(711)	(404)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software costs	(109)	(156)
Net cash used in investing activities	(109)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Warrants Exercise	-	4,348
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(14)	(29)
Repayment of debt and line of credit	-	(875)

Net cash (used in) provided by financing activities	(14)	3,444

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(834)	2,884
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,353	2,823
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,519	$5,707

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30	$40
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease modification	$-	$7
Conversion of convertible note and accrued interest	$-	$360
Change in fair value of interest rate, swap	$-	$12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional			Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Restricted stock awards	-	-	-	-	-	-	55	-	-	-	-	55
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	39,915	-	154	(16,988)	54	-	-	208
Common stock issued for services	-	-	-	-	60,000	-	41	-	-	-	-	41
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(571)	(571)
Balance at March 31, 2025	-	-	0.85	-	12,414,772	13	101,225	251,120	(351)	-	(86,244)	14,643

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2025	-	-	0.85	-	13,071,601	14	102,059	481,448	(502)	(90,578)	10,993
Restricted stock awards	-	-	-	-	-	-	18	-	-	-	18
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	47,464	-	19	(19,271)	26	-	45
Net loss	-	-	-	-	-	-	-	-	-	(679)	(679)
Balance at March 31, 2026	-	-	0.85	-	13,119,065	14	102,096	462,177	(476)	(91,257)	10,377

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

The Company is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. The Company operates a single consolidated Precision Logistics segment which includes the operations of our subsidiary PeriShip Global, LLC (“PeriShip Global”) in which we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center. The Company’s activities are subject to significant risks and uncertainties. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

Reclassifications

Certain amounts presented for the three months ended March 31, 2025, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of VerifyMe and its wholly owned subsidiaries PeriShip Global LLC and VRME Subsidiary Corp. All significant intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, unbilled revenue, accounts payable, notes payable and accrued expenses. The carrying value of accounts receivable, unbilled revenue, accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximates fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method by which to allocate resources and assess performance. Prior to 2026, we reported two operating segments: Precision Logistics and Authentication. We are not actively pursuing authentication business but continue to service existing customers. As a result, beginning in the first quarter of 2026, we changed our internal reporting to the chief operating decision maker (“CODM”), who is our Chief Executive Officer, and combined Precision Logistics and Authentication into a single segment, leaving Precision Logistics. See Note 2 – Segment Reporting, for further discussion of the Company’s segment reporting structure.

Revenue Recognition

The Company accounts for revenues according to ASC Topic 606, Revenue from Contracts with Customers which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements.

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

Our Precision Logistics segment consists of two service lines, ProActive and Premium. Under our ProActive service line, clients pay us directly for carrier service coupled with our proactive logistics service. Terms typically range from 7 days to no longer than 30 days. The Company has determined it is the principal and recognizes shipment fees in gross revenue. Under our Premium service line, clients use our shipping monitoring, predictive analytics, or exception management services. Shippers use their own transportation rates, provided and charged directly by their carrier, with our added services charged (i) directly by the carrier, under a “white label” arrangement, which we refer to as our Premium service, or (ii) by us, which we refer to as our Direct Premium service. These services include customer web portal access, weather monitoring, temperature control, full-service center support, and last mile resolution.

Notes to the Consolidated Financial Statements (unaudited)

Under both service lines in our Precision Logistics segment, our performance obligation is met, and revenue is recognized when the packages are delivered. The transaction fees consist of fixed consideration made up of amounts contractually billed to the customer. There are no variable considerations in the transaction fee, in either service line.

Beginning in 2026, the Company included Authentication revenue in the Precision Logistics segment. The Company is no longer actively pursuing the Authentication business but continues to service existing customers. Authentication revenue primarily consists of anti-counterfeit and brand protection. Terms typically range between 30 and 60 days. Our performance obligation is met, and revenue is recognized when our products are shipped or delivered depending on the specific agreement with the customer. The transaction fee is made up of fixed consideration based on the related purchase order or agreement.

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

For the three months ended March 31, 2026, and 2025, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three months ended March 31, 2026, there were approximately 3,736,000 anti-dilutive shares consisting of 1,153,000 unvested performance restricted stock units, 232,000 restricted stock units and restricted stock awards 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three months ended March 31, 2025, there were approximately 7,534,000 anti-dilutive shares consisting of 1,504,000 unvested performance restricted stock units, 454,000 restricted stock units and restricted stock awards, 151,000 shares issuable upon exercise of stock options, 4,629,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

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

Merger Agreement

On February 11, 2026, we entered into an Agreement and Plan of Merger, as subsequently amended by the First Amendment (the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation, and our wholly owned subsidiary (the “Merger Sub”) and Open World Ltd., a Cayman Islands exempted company (“Open World”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each holder of ordinary shares of Open World outstanding immediately prior to the Effective Time (excluding holders of Excluding Shares and Dissenting Shares, as defined in the Merger Agreement) will be entitled to receive the number of shares of our common stock, based on the Exchange Ratio as defined in the Merger Agreement (the “Exchange Ratio”), (ii) each investor in Open World Simple Agreements for Future Equity (“Open World SAFEs”) outstanding immediately prior to the Effective Time will be entitled to receive a right to a number of shares of our common stock based on the Exchange Ratio and (iii) any outstanding option to purchase shares of Open World shall be converted into an option to purchase the number of shares of our common stock based on the Exchange Ratio.

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

Closing of the Merger is subject to various customary closing conditions, including, but not limited to, us causing our PeriShip subsidiary to terminate its current credit facility and us effectuating a reverse stock split upon the request of Open World. Open World’s obligations to effect the Merger and otherwise consummate the contemplated transactions thereunder are further conditioned upon customary closing conditions as well as (i) us having Closing Net Cash, as defined in the Merger Agreement, of no less than $1 million, and (ii) our common stock having not been delisted from Nasdaq.

In connection with and subject to the Closing of the Merger, outstanding time-based and performance-based restricted stock awards and restricted stock units held by certain of our employees and directors at Closing will accelerate and vest, regardless of any performance conditions, at the Effective Time.

For additional details regarding the Merger Agreement, see the “Recent Developments” section in this report. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Merger Agreement.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 2 - SEGMENT REPORTING

Prior to 2026, we reported two operating segments: Precision Logistics and Authentication. We are not actively pursuing authentication business but continue to service existing customers. As of January 1, 2026, the Authentication segment falls below segment reporting quantitative thresholds, and is therefore not required to be presented as a separate reportable segment. As a result, beginning in the first quarter of 2026, we changed our internal reporting to the CODM and combined Precision Logistics and Authentication into a single segment, leaving Precision Logistics. This represents a reduction in the number of reportable segments by aggregation, not a re-labeling. Following this change, the Company has one reportable consolidated segment. The CODM evaluates consolidated segment performance and makes resource allocation decisions based on consolidated results. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

NOTE 3 – REVENUE

Revenue by Category

The following table presents our revenue disaggregated by service lines (dollars in thousands)

	Consolidated
Revenue	Three Months Ended March 31,
	2026	2025

Proactive services	$1,040	$3,694
Premium services	708	735
Other	24	26
	$1,772	$4,455

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2026, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of March 31, 2026, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers (dollars in thousands):

	Contract Asset
	March 31,
	2026	2025
Beginning balance, January 1	$338	$733
Contract asset additions	285	641
Reclassification to accounts receivable, billed to customers	(338)	(733)
Ending balance, March 31 (1)	$285	$641

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance sheets.

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

ASC Topic 350, “Intangibles - Goodwill and Other” (“Topic 350”), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  Under Topic 350, an entity is not required to perform a quantitative goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. No impairment was recognized for the three months ended March 31, 2026 and 2025. We continue to monitor our goodwill for impairment and conduct formal tests when impairment indicators are present.

Intangible Assets Subject to Amortization

Our intangible assets include amounts recognized in connection with patents and trademarks, capitalized software and acquisitions, including tradenames, and developed technology. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

ASC Topic 360-10,“Impairment or disposal of long-lived assets” (“Topic 360”) provides guidance on accounting for the impairment and disposal of long-lived assets, covering both tangible and intangible finite-lived assets. The standard ensures that financial statements reflect the economic reality of assets by properly accounting for declines in value or disposals. Under Topic 360, an entity must perform an analysis to determine whether it is more likely than not that the fair value of a long-lived asset is less than its carrying amount based on estimates of future cash flows.

Determining the fair value of long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our fair value estimates are based on assumptions that we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our long-lived asset impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. No impairment was recognized for the three months ended March 31, 2026 and 2025. We continue to monitor our intangible assets for impairment and conduct formal tests when impairment indicators are present.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$699	$(37)	$662	9
Developed Technology	795	(156)	639	2
Internally Used Software	1,088	(64)	1,024	5
Total Intangible Assets	$2,582	$(257)	$2,325
December 31, 2025
Patents and Trademarks	$699	$(18)	$681	9
Developed Technology	795	(78)	717	2
Internally Used Software	979	(32)	947	5
Total Intangible Assets	$2,473	$(128)	$2,345

Notes to the Consolidated Financial Statements (unaudited)

Amortization expense for intangible assets was $129 thousand and $274 thousand for the three months ended March 31, 2026, and 2025, respectively.

Patents and Trademarks

As of March 31, 2026, our current patent and trademark portfolios consist of six granted U.S. patents and several foreign trademarks.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2026 (nine months remaining)	$385
2027	513
2028	297
2029	202
2030	202
Thereafter	726
Total	$2,325

Notes to the Consolidated Financial Statements (unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $18 thousand and $55 thousand related to restricted stock awards for the three months ended March 31, 2026, and 2025, respectively.

The Company expensed $59 thousand and $237 thousand related to restricted stock units for the three months ended March 31, 2026, and 2025, respectively.

On January 2, 2026, the Company issued 47,464 shares of common stock, of which 19,271 were issued from treasury, upon vesting of 70,773 restricted stock units, net of 23,309 shares withheld for taxes related to stock grants on January 1, 2025.

Shares Held in Treasury

As of March 31, 2026, and December 31, 2025, the Company had 462,177 and 481,448 shares, respectively, held in treasury with a value of approximately $476 thousand and $502 thousand, respectively.

NOTE 6 – RESTRICTED STOCK AND WARRANTS

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

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan and on June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 2,069,100 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan and on June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 3,069,110 shares of common stock and extended the term of the 2020 Plan to June 6, 2033, and increased the annual cap on director compensation by $50 thousand. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, which on June 4, 2024, was approved by the Company’s stockholders, which increased the shares authorized for potential issuance under the 2020 Plan to 4,069,100 shares of common stock and extended the term of the 2020 Plan to June 4, 2034. On April 13, 2026, the Company’s Board of Directors adopted the Fourth Amendment to the 2020 Plan, which will not be effected unless it is approved by the Company’s stockholders. If effected, the Fourth Amendment would increase the shares authorized for potential issuance under the 2020 Plan by 16,182,541 shares of common stock and would extend the term of the 2020 Plan to the 10th anniversary of the date stockholder approval is obtained.

The 2020 Plan, as amended, is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

Notes to the Consolidated Financial Statements (unaudited)

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of March 31, 2026:

Weighted -
Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2025	70,000	$1.04

Granted	-	-

Vested	-	-

Forfeited	-	-

Balance at March 31, 2026	70,000	$1.04

As of March 31, 2026, total unrecognized share-based compensation cost related to unvested restricted stock awards is $38 thousand.

The following table summarizes the unvested restricted stock units as of March 31, 2026:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2025	232,801	$1.32

Granted	-	-

Vested	(70,773)	1.70

Forfeited	-	-

Balance at March 31, 2026	162,028	$1.13

As of March 31, 2026, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $55 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the unvested performance-based restricted stock units as of March 31, 2026:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2025	1,321,591	$1.15

Granted	-	-

Forfeited/Cancelled	(168,183)	1.55

Balance at March 31, 2026	1,153,408	$1.10

As of March 31, 2026, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $127 thousand, which is expected to be recognized over a weighted-average period of less than a year.

Warrants

The following table summarizes the activities for the Company’s warrants as of March 31, 2026:

	Number of Warrant Shares		Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2025	1,555,207		3.95	4.4

Issued	-		-

Exercised		-	-

Expired	-		-

Balance as of March 31, 2026	1,555,207		$3.95	4.1

Exercisable as of March 31, 2026	1,555,207		$3.95	4.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.81 for our common stock on March 31, 2026.

Notes to the Consolidated Financial Statements (unaudited)

At-the-Market Equity Offering Program

On March 6, 2025, the Company entered into a now terminated At-The-Market Sales Agreement (“Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company could issue and sell, from time to time, shares of its common stock up to an aggregate offering price of $15.8 million (“ATM Program”). Roth acted as the Company’s sales agent and was entitled to a 3.0% commission on gross proceeds from sales under the ATM Program.

During the year ended December 31, 2025, and through the termination of the ATM Program, the Company sold an aggregate of 628,432 shares of its common stock pursuant to the ATM program for net proceeds of $483 thousand, after deducting $15 thousand in offering costs. On February 11, 2026, the Company provided Roth written notice of its decision to terminate the ATM Program and pursuant to Section 12(b) of the Sales Agreement, the ATM Program and Sales Agreement terminated on February 16, 2026.

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

. On August 8, 2025, the Company extended the line of credit to September 30, 2026. On March 26, 2026, we received a waiver as of December 31, 2025, for certain events of default. The PNC Facility includes a four-year Term Note for $2 million which matures in September of 2026 and requires equal quarterly payments of principal and interest. The Term Note incurs interest per annum at a rate equal to the sum of Daily SOFR plus 3.1%. The PNC Facility is guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe. In connection with the Merger Agreement (as defined herein) we have agreed that PeriShip Global will not utilize the PNC Facility or RLOC from the execution of the Merger Agreement. Additionally, we have agreed that at least three business days prior to closing of the merger to cause PeriShip Global to use its reasonable best efforts to obtain and deliver to Open World, a customary payoff letter with respect to the PNC Facility. As such, we do not expect to be able to utilize the PNC Facility or RLOC unless the merger is not completed pursuant to the terms of the merger agreement. As of January 21, 2025, the Term Note balance of $875 thousand was paid in full and no future principal payments are due.

As of March 31, 2026, $0 was outstanding on the RLOC.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of March 31, 2026 and December 31, 2025, $400 thousand was held by related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the three months ended March 31, 2026 and March 31, 2025, interest expense related to the convertible debt was $15 thousand and $15 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of March 31, 2026 and December 31, 2025, the amount outstanding on the convertible debt was $750 thousand included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 8—NOTE RECEIVABLE

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. As of March 31, 2026, the Company reserved $12 thousand allowance for credit loss on the note. The promissory note matures and becomes due and payable on May 11, 2026.

NOTE 9—INCOME TAXES

There are no taxes payable as of March 31, 2026, or December 31, 2025.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the three months ending March 31, 2026, due to the uncertainty surrounding the realizability of the benefit. As of March 31, 2026, the Company had no unrecognized tax benefits.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation as required by Section 382 of the IRC, due to ownership change of the company that could occur in the future, as well as similar state provisions. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. Assuming the merger contemplated by the Agreement and Plan of Merger, dated February 11, 2026, as amended by the First Amendment to Agreement and Plan of Merger, effective April 13, 2026 (the “First Amendment” and collectively the “Merger Agreement”) between the Company, VRME Subsidiary Corp., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Open World Ltd., a Cayman Islands exempted company (“Open World”), pursuant to which Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become a wholly-owned subsidiary of the Company (the “Merger”), is consummated in accordance with the terms of the Merger Agreement, these limitations will apply for tax periods following the Merger.

In accordance with ASC Topic 740, Income Taxes, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three months ended March 31, 2026.

NOTE 10– LEASES

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

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. For real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. For all other types of leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.

Notes to the Consolidated Financial Statements (unaudited)

During 2025, we maintained operating leases for office facilities. We do not have any finance leases. In January 2026, we entered into a lease amendment to terminate a facility lease effective February 15, 2026, and adjusted our right-of-use assets and liabilities.

Lease expense is included in Management and Technology Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$-	$26
Short-term lease cost	-	4
Total lease costs	$-	$30

Supplemental information related to leases was as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating Lease right-of-use asset	$-	$-

Current portion of operating lease liabilities	-	-
Non-current portion of operating lease liabilities	-	-
Total operating lease liabilities	$-	$-

Cash paid for amounts included in the measurement of operating lease liabilities	$-	$65

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	-	-
Weighted average discount rate for operating leases	-	-

NOTE 11– CONCENTRATIONS

For the three months ended March 31, 2026 and 2025, one customer represented 10% and 15% of revenues, respectively.

During the three months ended March 31, 2026, and 2025, one vendor accounted for 99% of transportation cost in our Precision Logistics segment.

As of March 31, 2026, two customers made up 51% of accounts receivable, net. As of December 31, 2025, two customers made up 50% of accounts receivable.

NOTE 12 – SUBSEQUENT EVENTS

On May 11, 2026, our $2.0 million promissory note issued under our Loan Agreement with ZenCredit matured and became due and payable. On May 11, 2026, we received from ZenCredit the principal balance of $2.0 million plus the final quarterly interest payment of $80 thousand, and we reversed a credit loss reserve of $12 thousand.

On April 15, 2026, we entered into the First Amendment, effective as of April 13, 2026, pursuant to which the outside date set forth in the Merger Agreement was extended from June 30, 2026 to August 31, 2026.

On April 17, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share. The Nasdaq Listing Rules provided us a compliance period of 180 calendar days, or until October 14, 2026, in which to regain compliance with the Minimum Bid Price Rule. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

VerifyMe, Inc. (“VerifyMe,” the “Company,” “we,” “us,” or “our”), is a logistics company that specializes in time and temperature sensitive products, as well as providing brand protection and enhancement solutions. Prior to 2026, we reported two operating segments: Precision Logistics and Authentication. We are not actively pursuing authentication business but continue servicing existing customers. As of January 1, 2026, the Authentication segment falls below segment reporting quantitative thresholds, and is therefore not required to be presented as a separate reportable segment. As a result, beginning in 2026, we changed our internal reporting to the chief operating decision maker who is our Chief Executive Officer, and combined Precision Logistics and Authentication into a single segment, leaving Precision Logistics. This represents a reduction in the number of reportable segments by aggregation, not a re-labeling. Through our Precision Logistics segment, we provide a value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which is supported by a service center.

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

As discussed in the section “Partnerships” below, we ceased providing ProActive services to our prior carrier partner in September 2025. In February 2026, we ceased providing Premium services to our prior carrier partner. While we no longer provide ProActive and Premium services to our prior carrier partner, we continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

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

Recent Developments

Zen Credit Note Repayment

On May 11, 2026, our $2.0 million promissory note issued under our Loan Agreement with ZenCredit matured and became due and payable. On May 11, 2026, we received from ZenCredit our principal balance of $2.0 million plus our final quarterly interest payment of $80 thousand, and we reversed a credit loss reserve of $12 thousand.

Nasdaq Delisting Notice

On April 17, 2026, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Minimum Bid Price Rule”). The Nasdaq Listing Rules provided us a compliance period of 180 calendar days, or until October 14, 2026, in which to regain compliance with the Minimum Bid Price Rule. See the “Risk Factors” section in this report.

Merger Agreement

On February 11, 2026, we entered into the Merger Agreement with the Merger Sub and Open World. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary. At the Effective Time, (i) each holder of ordinary shares of Open World outstanding immediately prior to the Effective Time (excluding holders of Excluding Shares and Dissenting Shares, as defined in the Merger Agreement) will be entitled to receive the number of shares of our common stock, based on the Exchange Ratio, (ii) each investor in Open World SAFEs outstanding immediately prior to the Effective Time will be entitled to receive a right to a number of shares of our common stock based on the Exchange Ratio and (iii) any outstanding option to purchase shares of Open World shall be converted into an option to purchase the number of shares of our common stock based on the Exchange Ratio.

Immediately following the Closing, our pre-Closing stockholders are expected to collectively retain approximately 10% of the post-Closing aggregate number of shares of our common stock and holders of Open World ordinary shares and Open World SAFEs will receive as merger consideration newly issued shares of our common stock representing approximately 90% of the post-Closing aggregate number of shares of our common stock.

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

On April 15, 2026, we entered into the First Amendment to Agreement and Plan of Merger, effective April 13, 2026 (the “First Amendment”), with the Merger Sub and Open World, pursuant to which the outside date in the Merger Agreement, defined below, was extended from June 30, 2026 to August 31, 2026. The foregoing description of the First Amendment does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the First Amendment.

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

Partnerships

On August 26, 2025, our prior carrier partner, notified providers, including PeriShip Global, that it would be providing preferred shipping services through its own internal platform and that the providers would no longer be approved as preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper for our prior carrier partner and our Precision Logistics segment ceased providing ProActive services to our prior carrier partner’s customers in September 2025. We continued to provide Premium services to our prior carrier partner until we ceased providing Premium services in February 2026. While we no longer provide ProActive and Premium services to our prior carrier partner, we continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

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

Seasonality

We typically experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. While the fourth quarter is historically our highest revenue quarter, revenues from ProActive services declined in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024 due to the previously disclosed loss of our prior carrier partner as a shipping supplier integrating our service offerings, and larger shippers not wanting to change shipping suppliers during the peak season. We anticipate that the historical seasonality trends of the business will return in 2026.The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the three months ended March 31, 2026, and 2025

The following discussion analyzes our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025

NET REVENUE	$1,772	$4,455

COST OF REVENUE	812	2,965

GROSS PROFIT	960	1,490

OPERATING EXPENSES
Management and technology	570	926
General and administrative	1,016	856
Research and development	-	5
Sales and marketing	141	296
Total Operating expenses	1,727	2,083
LOSS BEFORE OTHER INCOME (EXPENSE)	(767)	(593)

TOTAL OTHER INCOME, NET	$88	$22

NET LOSS	$(679)	$(571)

Revenue

Revenue decreased $2,683 thousand or 60% during the first quarter of 2026 compared to the first quarter of 2025. The decrease in revenue primarily relates to the termination of our agreement, effective September 24, 2025, with our prior carrier partner to offer our ProActive services.

Gross Profit

Gross profit for the three months ended March 31, 2026, was $960 thousand, compared to $1,490 thousand for the three months ended March 31, 2025. The resulting gross margin was 54% for the three months ended March 31, 2026, compared to 33% for the three months ended March 31, 2025. The gross profit percentage increase relates to the mix of ProActive and Premium services provided during the quarter, and process improvements implemented to increase ProActive services margins.

Management and Technology

Management and technology expenses decreased by $356 thousand to $570 thousand for the three months ended March 31, 2026, compared to $926 thousand for the three months ended March 31, 2025. The decrease primarily relates to lower amortization of intangible assets as a result of the previously reported asset impairment in the third quarter of 2025, and a decrease in wages from reduced headcount.

General and Administrative Expenses

General and administrative expenses increased by $160 thousand to $1,016 thousand for the three months ended March 31, 2026, compared to $856 thousand for the three months ended March 31, 2025. The increase relates to legal expenses associated with the Company’s proposed merger with Open World, partially offset by a decrease in stock compensation and wages.

Research and Development

Research and development expenses were $0 and $5 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $155 thousand to $141 thousand for the three months ended March 31, 2026, compared to $296 thousand for the three months ended March 31, 2025. The decrease primarily relates to a decrease in headcount.

Interest Income, net

Interest income, net was $88 thousand for the three months ended March 31, 2026, compared to $22 thousand for the three months ended March 31, 2025. This increase primarily relates to a reduction of interest expense resulting from the repayment of the Term Note in the first quarter of 2025, offset by interest income earned on the promissory note with ZenCredit entered on August 8, 2025.

Net Loss

Net loss for the three months ended March 31, 2026 and 2025 was $679 thousand and $571 thousand, respectively. The increased loss primarily relates to the decrease in revenues resulting from the previously disclosed loss of the Company’s former carrier partner. The resulting consolidated loss per share for the three months ended March 31, 2026, and three months ended March 31, 2025, was $0.05 and $0.05 per basic and diluted share, respectively.

Liquidity and Capital Resources

Cash used in operations was $711 thousand during the three months ended March 31, 2026, compared to $404 thousand during the three months ended March 31, 2025.

Cash used in investing activities was $109 thousand during the three months ended March 31, 2026, compared to $156 thousand during the three months ended March 31, 2026.

Cash used in financing activities during the three months ended March 31, 2026, was $14 thousand, compared to cash provided by financing activities during the three months ended March 31, 2025, of $3,444 thousand. The decrease primarily relates to one-time proceeds received from the exercise of warrants during the three months ended March 31, 2025.

On August 8, 2025, we entered into the Loan Agreement with ZenCredit. Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million and on August 11, 2025 we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement that matures on May 11, 2026. Pursuant to the terms of the Loan Agreement, ZenCredit will pay us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note is nine months at which time all accrued principal and interest is due to us subject to the terms of the Loan Agreement. As of March 31, 2026, we reserved $12 thousand allowance for expected credit loss on the Note.

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

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2025, $400 thousand was held by related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2025, interest expense related to the convertible debt was $61 thousand. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of March 31, 2026, the amount outstanding on the convertible debt was $750 thousand and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. On August 8, 2025, the Company extended the line of credit to September 30, 2026. As of March 31, 2026, $0 was outstanding on the RLOC.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Management has determined that there are no critical accounting estimates that require disclosure.

We have identified below the critical accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management. We believe estimates and assumptions related to these accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial position, results of operations or cash flows.

Revenue Recognition

We recognize revenue based on the principals established in the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three-month period ended March 31, 2026, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of March 31, 2026, we did not have any capitalized sales commissions.

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

We are not currently in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock will be delisted, which would negatively impact our common stock’s market price and liquidity and reduce our ability to raise capital.

On April 17, 2026, we received a deficiency letter from Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the Nasdaq’s Minimum Bid Price Rule, which is a requirement for continued listing on Nasdaq.

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

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by August 31, 2026, subject to certain conditions. In the event the Merger Agreement is terminated by us under specified circumstances, we may be required to pay Open World a termination fee of $500,000 or an expense reimbursement fee of $400,000, as applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1+	Agreement and Plan of Merger dated February 11, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
2.2	First Amendment to the Agreement and Plan of Merger dated April 13, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd., (incorporated herein by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-4, filed on April 15, 2026).
10.1*†+	Digital Channel Program Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.2*†+	Partner API Access Agreement (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.3*	Master Loan Agreement and Promissory Note with ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.4*	Promissory Note to ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.5	Letter of Intent, dated January 2, 2026, between VerifyMe, Inc. and Open World Ltd.(incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026).
10.6+	Form of Company Stockholder Support Agreement dated February 11, 2026 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.7#+	Amended and Restated Employment Agreement with Adam Stedham dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.8#+	Employment Agreement with Jennifer Cola dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.9*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective December 31, 2025 (incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

VERIFYME, INC.

Date: May 15, 2026	By: /s/ Adam Stedham
Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2026	By: /s/ Jennifer Cola
Jennifer Cola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

