Form 10-Q
period 2026-06-30
VerifyMe, Inc.
filed 2026-08-14
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,165,196 shares of common stock outstanding at August 7, 2026.

2

PART I - FINANCIAL STATEMENTS

ITEM 1.

VerifyMe, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,092	$4,353
Accounts receivable, net of allowance for credit loss reserve, $21 and $10 as of June 30, 2026 and December 31, 2025, respectively	558	857
Note receivable, net of allowance for credit loss reserve, $0 and $12 as of June 30, 2026 and December 31, 2025, respectively	-	1,988
Unbilled revenue	290	338
Prepaid expenses and other current assets	168	154
Inventory	41	37
TOTAL CURRENT ASSETS	6,149	7,727

PROPERTY AND EQUIPMENT, NET	$13	$20

INTANGIBLE ASSETS, NET	2,304	2,345

GOODWILL	2,926	2,926
TOTAL ASSETS	$11,392	$13,018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$342	$745
Other accrued expense	331	530
Convertible note – related party, current	400	400
Convertible note, current	350	350
TOTAL CURRENT LIABILITIES	1,423	2,025

TOTAL LIABILITIES	$1,423	$2,025

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 37,564,767 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Series B Convertible Preferred Stock, $0.001 par value; 85 shares authorized; 0.85 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Common stock, $0.001 par value; 675,000,000 shares authorized; 13,626,076 and 13,553,049 shares issued, 13,165,196 and 13,071,601 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14

Additional paid in capital	102,192	102,059

Treasury stock at cost; 460,880 and 481,448 shares at June 30, 2026 and December 31, 2025, respectively	(475)	(502)

Accumulated deficit	(91,762)	(90,578)

STOCKHOLDERS' EQUITY	9,969	10,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,392	$13,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

NET REVENUE	$1,908	$4,520	$3,680	$8,975

COST OF REVENUE	887	2,929	1,699	5,894

GROSS PROFIT	1,021	1,591	1,981	3,081

OPERATING EXPENSES
Management and Technology(a)	607	920	1,177	1,846
General and administrative (a)	815	716	1,831	1,572
Research and development	-	5	-	10
Sales and marketing (a)	155	272	296	568
Total Operating expenses	1,577	1,913	3,304	3,996

LOSS BEFORE OTHER INCOME (EXPENSE)	(556)	(322)	(1,323)	(915)

OTHER INCOME (EXPENSE)
Interest income, net	51	32	139	54
Other expense, net	-	(1)	-	(1)

TOTAL OTHER INCOME, NET	51	31	139	53

NET LOSS	$(505)	$(291)	$(1,184)	$(862)

LOSS PER SHARE
BASIC	(0.04)	(0.02)	(0.09)	(0.07)
DILUTED	(0.04)	(0.02)	(0.09)	(0.07)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC	13,359,887	12,643,791	13,356,338	12,469,118
DILUTED	13,359,887	12,643,791	13,356,338	12,469,118

(a)	Includes share-based compensation of $111 thousand and $188 thousand for the three and six months ended June 30, 2026, respectively, and $259 thousand and $592 thousand for the three and six months ended June 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

VerifyMe, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
NET LOSS	$(505)	$(291)	$(1,184)	$(862)

Change in fair value of interest rate, Swap	-	-	-	(12)

Total Comprehensive Loss	$(505)	$(291)	$(1,184)	$(874)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,184)	$(862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance for expected credit losses	-	(5)
Stock based compensation	-	86
Fair value of restricted stock awards and restricted stock units issued in exchange for services	188	506
Loss on disposal of equipment	-	1
Amortization and depreciation	280	572
Gain on partial lease termination	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	287	1,541
Unbilled revenue	48	409
Inventory	(4)	13
Prepaid expenses and other current assets	(15)	(216)
Accounts payable, other accrued expenses and net change in operating leases	(602)	(1,733)
Net cash (used in) provided by operating activities	(1,002)	306

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on Note Receivable	2,000	-
Leasehold Improvements	-	(6)
Capitalized software costs	(232)	(326)
Net cash (used in) provided by investing activities	1,768	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Warrants Exercise	-	4,348
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(27)	(50)
Increase in treasury shares (share repurchase program)	-	(153)
Repayment of debt and line of credit	-	(875)

Net cash (used in) provided by financing activities	(27)	3,270

NET INCREASE IN CASH AND CASH EQUIVALENTS	739	3,244
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,353	2,823
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,092	$6,067

8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30	$40
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease modification	$-	$7
Conversion of convertible note and accrued interest	$-	$360
Change in fair value of interest rate, swap	$-	$12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at March 31, 2025	-	-	0.85	-	12,414,772	13	101,225	251,120	(351)	-	(86,244)	14,643
Restricted stock awards	-	-	-	-	-	-	41	-	-	-	-	41
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	50,382	-	81	(41,849)	70	-	-	151
Common stock issued for services	-	-	-	-	60,000	-	45	-	-	-	-	45
Repurchase of Common Stock	-	-	-	-	(201,486)	-	-	201,486	(153)	-	-	(153)
Net loss	-	-	-	-	-	-	-	-	-	-	(291)	(291)
Balance at June 30, 2025	-	-	0.85	-	12,323,668	13	101,392	410,757	(434)	-	(86,535)	14,436

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2026	-	-	0.85	-	13,119,065	14	102,096	462,177	(476)	(91,257)	10,377
Restricted stock awards	-	-	-	-	-	-	18	-	-	-	18
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	46,131	-	78	(1,297)	1	-	79
Net loss	-	-	-	-	-	-	-	-	-	(505)	(505)
Balance at June 30, 2026	-	-	0.85	-	13,165,196	14	102,192	460,880	(475)	(91,762)	9,969

VerifyMe, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share data)

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock		Additional	Stock		Accumulated Other
	Number of		Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance at December 31, 2024	-	-	0.85	-	10,539,441	11	96,344	290,467	(480)	12	(85,673)	10,214
Warrants exercise	-	-	-	-	1,461,896	2	4,346	-	-	-	-	4,348
Convertible note	-	-	-	-	313,520	-	285	(22,359)	75	-	-	360
Restricted stock awards	-	-	-	-	-	-	96	-	-	-	-	96
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	90,297	-	235	(58,837)	124	-	-	359
Common stock issued for services	-	-	-	-	120,000	-	86	-	-	-	-	86
Repurchase of Common Stock	-	-	-	-	(201,486)	-	-	201,486	(153)	-	-	(153)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	-	-	-	-	-	-	(862)	(862)
Balance at June 30, 2025	-	-	0.85	-	12,323,668	13	101,392	410,757	(434)	-	(86,535)	14,436

	Series A		Series B
	Convertible		Convertible
	Preferred		Preferred		Common			Treasury
	Stock		Stock		Stock			Stock
							Additional
	Number of		Number of		Number of		Paid-In	Number of		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2025	-	-	0.85	-	13,071,601	14	102,059	481,448	(502)	(90,578)	10,993
Restricted stock awards	-	-	-	-	-	-	36	-	-	-	36
Restricted stock units, net of shares withheld for employee tax	-	-	-	-	93,595	-	97	(20,568)	27	-	124
Net loss	-	-	-	-	-	-	-	-	-	(1,184)	(1,184)
Balance at June 30, 2026	-	-	0.85	-	13,165,196	14	102,192	460,880	(475)	(91,762)	9,969

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

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2025, reflect reclassifications made to conform to the presentation in our current reporting period. These reclassifications had no effect on the previously reported net loss.

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

For the three and six months ended June 30, 2026, and 2025, there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three and six months ended June 30, 2026, there were approximately 3,668,000 anti-dilutive shares consisting of 1,153,000 unvested performance restricted stock units, 164,000 restricted stock units and restricted stock awards, 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock. For the three and six months ended June 30, 2025, there were approximately 4,037,000 anti-dilutive shares consisting of 1,322,000 unvested performance restricted stock units, 224,000 restricted stock units and restricted stock awards, 140,000 shares issuable upon exercise of stock options, 1,555,000 shares issuable upon exercise of warrants, 652,000 shares issuable upon conversion of convertible debt, and 144,000 shares issuable upon conversion of preferred stock.

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

Merger Agreement

On February 11, 2026, we entered into an Agreement and Plan of Merger, as subsequently amended by the First Amendment to Agreement and Plan of Merger, effective April 13, 2026 (the “First Amendment”), and the Second Amendment to Agreement and Plan of Merger, effective June 4, 2026 (the “Second Amendment”), and collectively with the First Amendment and the Agreement and Plan of Merger (the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation, and our wholly owned subsidiary (the “Merger Sub”) and Open World Ltd., a Cayman Islands exempted company (“Open World”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will merge with and into Open World, Merger Sub will cease to exist and Open World will become our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), (i) each holder of ordinary shares of Open World outstanding immediately prior to the Effective Time (excluding holders of Excluding Shares and Dissenting Shares, as defined in the Merger Agreement) will be entitled to receive the number of shares of our common stock, based on the Exchange Ratio as defined in the Merger Agreement (the “Exchange Ratio”), (ii) each investor in Open World Simple Agreements for Future Equity (“Open World SAFEs”) outstanding immediately prior to the Effective Time will be entitled to receive a right to a number of shares of our common stock based on the Exchange Ratio and (iii) any outstanding option to purchase shares of Open World shall be converted into an option to purchase the number of shares of our common stock based on the Exchange Ratio.

Immediately following the closing of the Merger (the “Closing”), our pre-Closing stockholders are expected to collectively retain approximately 10% of the post-Closing aggregate number of shares of our common stock and holders of Open World ordinary shares and Open World SAFEs will receive as merger consideration newly issued shares of our common stock representing approximately 87.75% and Maxim Group LLC, (“Maxim Group”), financial advisor to Open World, will hold approximately 2.25% of the post-Closing aggregate number of shares of our common stock (to the extent any portion of the advisory fee due to Maxim Group by OpenWorld exceeding the required upfront cash fee, if any, is paid in shares of common stock of the combined company and assuming a $200 million enterprise value for the combined company pursuant to the M&A Advisory Agreement between Maxim Group and Open World dated October 26, 2025).

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

On June 4, 2026, we entered into the Second Amendment effective as of June 4, 2026, pursuant to which the definition of Fully Diluted Company Shares in the Merger Agreement was revised to include the aggregate number of Open World ordinary shares issuable in connection with any existing agreement by Open World to issue Equity Interests (as such term is defined in the Merger Agreement) of Open World.

On August 10, 2026, we entered into the Third Amendment, effective as of August 10, 2026, pursuant to which the outside date set forth in the Merger Agreement was extended from August 31, 2026 to October 31, 2026.

For additional details regarding the Merger Agreement, see the “Recent Developments” section in this report. The foregoing description of the Merger Agreement, First Amendment, and Second Amendment, does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Merger Agreement, First Amendment, and Second Amendment.

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

NOTE 3 – REVENUE

Revenue by Category

The following table presents our revenue disaggregated by service lines (dollars in thousands)

	Consolidated		Consolidated
Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Proactive services	$1,120	$3,829	$2,160	$7,523
Premium services	754	664	1,462	1,399
Other	34	27	58	53
	$1,908	$4,520	$3,680	$8,975

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2026, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2026, we did not have any capitalized sales commissions.

For all periods presented, contract liabilities were not significant.

The following table provides information about contract assets from contracts with customers (dollars in thousands):

	Contract Asset
	June 30,
	2026	2025
Beginning balance, January 1	$338	$733
Contract asset additions	575	3,290
Reclassification to accounts receivable, billed to customers	(623)	(3,699)
Ending balance, June 30 (1)	$290	$324

______________

(1)	Included within "Unbilled revenue" on the accompanying Consolidated Balance Sheets.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. No impairment was recognized for the three and six months ended June 30, 2026 and 2025. We continue to monitor our goodwill for impairment and conduct formal tests when impairment indicators are present.

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

ASC Topic 360-10, “Impairment or disposal of long-lived assets” (“Topic 360”) provides guidance on accounting for the impairment and disposal of long-lived assets, covering both tangible and intangible finite-lived assets. The standard ensures that financial statements reflect the economic reality of assets by properly accounting for declines in value or disposals. Under Topic 360, an entity must perform an analysis to determine whether it is more likely than not that the fair value of a long-lived asset is less than its carrying amount based on estimates of future cash flows.

Determining the fair value of long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our fair value estimates are based on assumptions that we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our long-lived asset impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. No impairment was recognized for the three and six months ended June 30, 2026 and 2025. We continue to monitor our intangible assets for impairment and conduct formal tests when impairment indicators are present.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Patents and Trademarks	$699	$(55)	$644	9
Developed Technology	795	(233)	562	2
Internally Used Software	1,211	(113)	1,098	5
Total Intangible Assets	$2,705	$(401)	$2,304
December 31, 2025
Patents and Trademarks	$699	$(18)	$681	9
Developed Technology	795	(78)	717	2
Internally Used Software	979	(32)	947	5
Total Intangible Assets	$2,473	$(128)	$2,345

Notes to the Consolidated Financial Statements (unaudited)

Amortization expense for intangible assets was $273 thousand and $548 thousand for the six months ended June 30, 2026, and 2025, respectively.

Patents and Trademarks

As of June 30, 2026, our current patent and trademark portfolios consist of six granted U.S. patents and several U.S. and foreign trademarks.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2026 (six months remaining)	$289
2027	578
2028	362
2029	267
2030	267
Thereafter	541
Total	$2,304

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company expensed $18 thousand and $36 thousand related to restricted stock awards for the three and six months ended June 30, 2026, respectively. The Company expensed $41 thousand and $96 thousand related to restricted stock awards for the three and six months ended June 30, 2025, respectively.

The Company expensed $93 thousand and $152 thousand related to restricted stock units for the three and six months ended June 30, 2026, respectively. The Company expensed $173 thousand and $410 thousand related to restricted stock units for the three and six months ended June 30, 2025, respectively.

On January 2, 2026, the Company issued 47,464 shares of common stock, of which 19,271 were issued from treasury, upon vesting of 70,773 restricted stock units, net of 23,309 shares withheld for taxes related to stock grants on January 1, 2025.

On June 19, 2026, the Company issued 46,131 shares of common stock, of which 1,297 were issued from treasury, upon vesting of 68,028 restricted stock units, net of 21,897 shares withheld for taxes related to a stock grant on June 19, 2023.

Shares Held in Treasury

As of June 30, 2026, and December 31, 2025, the Company had 460,880 and 481,448 shares, respectively, held in treasury with a value of approximately $475 thousand and $502 thousand, respectively.

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

On August 14, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and on September 30, 2020, the Company’s stockholders approved the 2020 Plan, which authorizes the potential issuance of up to 1,069,110 shares of common stock. Upon effectiveness of the 2020 Plan, the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

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

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the unvested restricted stock awards as of June 30, 2026:

Weighted -
Average
	Number of	Grant
	Award Shares	Date Fair Value

Unvested at December 31, 2025	70,000	$1.04

Granted	-	-

Vested	-	-

Forfeited	-	-

Balance at June 30, 2026	70,000	$1.04

As of June 30, 2026, total unrecognized share-based compensation cost related to unvested restricted stock awards is $20 thousand.

The following table summarizes the unvested restricted stock units as of June 30, 2026:

		Weighted -
		Average
	Number of	Grant
	Unit Shares	Date Fair Value
Unvested at December 31, 2025	232,801	$1.32

Granted	-	-

Vested	(138,801)	1.57

Forfeited	-	-

Balance at June 30, 2026	94,000	$0.95

As of June 30, 2026, total unrecognized share-based compensation cost related to unvested time-based restricted stock units was $25 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Notes to the Consolidated Financial Statements (unaudited)

The following table summarizes the unvested performance-based restricted stock units as of June 30, 2026:

		Weighted -
		Average
	Number of	Number of
	Unit Shares	Unit Shares
Unvested at December 31, 2025	1,321,591	$1.15

Granted	-	-

Forfeited/Cancelled	(168,183)	1.55

Balance at June 30, 2026	1,153,408	$1.10

As of June 30, 2026, total unrecognized share-based compensation cost related to unvested performance based restricted stock units was $64 thousand, which is expected to be recognized over a weighted-average period of less than one year.

Warrants

The following table summarizes the activities for the Company’s warrants as of June 30, 2026:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Balance as of December 31, 2025	1,555,207	3.95	4.4

Issued	-	-

Exercised	-	-

Expired	-	-

Balance as of June 30, 2026	1,555,207	$3.95	3.9

Exercisable as of June 30, 2026	1,555,207	$3.95	3.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.614 for our common stock on June 30, 2026.

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

As of June 30, 2026, $0 was outstanding on the RLOC.

Convertible Debt

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of June 30, 2026 and December 31, 2025, $400 thousand was held by related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the six months ended June 30, 2026 and June 30, 2025, interest expense related to the convertible debt was $30 thousand and $30 thousand, respectively. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of June 30, 2026 and December 31, 2025, the amount outstanding on the convertible debt was $750 thousand included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

Notes to the Consolidated Financial Statements (unaudited)

NOTE 8—NOTE RECEIVABLE

ZenCredit Agreement

On August 8, 2025, we entered into a Master Loan Agreement and Promissory Note (the “Loan Agreement”) with ZenCredit Ventures, LLC (“ZenCredit”). Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million. Pursuant to the terms of the Loan Agreement, ZenCredit paid us regular quarterly interest payments at an annual interest rate of 16%. The term of the initial promissory note was nine months at which time all accrued principal and interest is due to us unless we elect to make an Additional Loan (as such term is defined in the Loan Agreement) subject to the terms of the Loan Agreement. On August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. On May 11, 2026, our $2.0 million promissory note issued under our Loan Agreement with ZenCredit matured and became due and payable. On May 11, 2026, we received from ZenCredit our principal balance of $2.0 million plus our final quarterly interest payment of $80 thousand, and we reversed a credit loss reserve of $12 thousand.

NOTE 9—INCOME TAXES

There are no taxes payable as of June 30, 2026, or December 31, 2025.

Some of the federal tax carry forwards will expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using an effective income tax rate of 21% for our projected available net operating loss carry-forward. No tax benefit has been recognized in the six months ending June 30, 2026, due to the uncertainty surrounding the realizability of the benefit. As of June 30, 2026, the Company had no unrecognized tax benefits.

Utilization of the net operating losses (NOL) carryforwards may be subject to a substantial annual limitation as required by Section 382 of the IRC, due to ownership change of the company that could occur in the future, as well as similar state provisions. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. Assuming the Merger contemplated by the Merger Agreement is consummated in accordance with the terms of the Merger Agreement, these limitations will apply for tax periods following the Merger.

In accordance with ASC Topic 740, Income Taxes, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company did not utilize any NOL deductions for the three and six months ended June 30, 2026.

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

Lease expense is included in Management and Technology Expenses on the accompanying Consolidated Statements of Operations. The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$-	$13	$-	$39
Short-term lease cost	-	4	-	8
Total lease costs	$-	$17	$-	$47

Supplemental information related to leases was as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating Lease right-of-use asset	$-	$-
Current portion of operating lease liabilities	-	-
Non-current portion of operating lease liabilities	-	-
Total operating lease liabilities	$-	$-

Cash paid for amounts included in the measurement of operating lease liabilities	$-	$65

Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-

Weighted-average remaining lease term for operating leases (years)	-	-
Weighted average discount rate for operating leases	-	-

NOTE 11– CONCENTRATIONS

For the three months ended June 30, 2026 and 2025, one customer represented 10% and 11% of revenues, respectively. For the six months ended June 30, 2026 and 2025, one customer represented 8% and 13% of revenues, respectively.

During the six months ended June 30, 2026, and 2025, one vendor accounted for 99% of transportation cost.

As of June 30, 2026, two customers made up 51% of accounts receivable, net. As of December 31, 2025, two customers made up 50% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “may,” “estimate,” “continue,” “could,” “can,” “potential,” “will,” “would,” “expect,” “shall,” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, sources of future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

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

Beginning in September 2025, we began providing ProActive services to our new Strategic Partner. In June 2026, we began offering Premium and Direct Premium services to the customers of our Preferred Shipping Partner.

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

Immediately following the Closing, our pre-Closing stockholders are expected to collectively retain approximately 10% of the post-Closing aggregate number of shares of our common stock and holders of Open World ordinary shares and Open World SAFEs will receive as merger consideration newly issued shares of our common stock representing approximately 87.75% of the post-Closing aggregate number of shares of our common stock and “Maxim Group”, financial advisor to Open World, will hold approximately 2.25% of the post-Closing aggregate number of shares of our common stock (to the extent any portion of the advisory fee due to Maxim Group by OpenWorld exceeding the required upfront cash fee, if any, is paid in shares of common stock of the combined company and assuming a $200 million enterprise value for the combined company pursuant to the M&A Advisory Agreement between Maxim Group and Open World dated October 26, 2025).

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

The Merger Agreement also requires us, in cooperation with the Open World, to prepare and file with the SEC a registration statement on Form S-4 that will contain a proxy statement relating to our stockholder meeting to be held in connection with the Merger (the “Registration Statement”) and pursuant to which our shares of common stock will be registered under the Securities Act of 1933, as amended (the “Securities Act”), to be issued by virtue of the Merger and the contemplated transactions thereunder. We shall use our reasonable best efforts to (i) cause the Registration Statement to comply with applicable rules and regulations promulgated by the SEC, (ii) cause the Registration Statement to become effective as promptly as practicable, and (iii) keep the Registration Statement effective as long as is necessary to consummate the Merger and the contemplated transactions thereunder. In addition, under the Merger Agreement, the parties agreed to other customary provisions including (i) obtaining requisite stockholder approval to consummate the Merger and the contemplated transactions thereunder, (ii) obtaining regulatory approvals from relevant governmental authorities, (iii) indemnifying our directors and officers for a period of six years following the Closing, (iv) completing certain disclosure obligations required by the SEC and listing requirements promulgated by the Nasdaq Capital Market (“Nasdaq”), (v) electing or appointing to the positions of officers and directors of Company and the surviving corporation certain persons designated by Open World, and (vi) executing employment agreements between us and Adam Stedham and Jennifer Cola.

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

On April 15, 2026, we entered into the First Amendment , effective as of April 13, 2026 pursuant to which the outside date in the Merger Agreement was extended from June 30, 2026 to August 31, 2026.

On June 4, 2026, we entered into the Second Amendment, effective as of June 4, 2026, pursuant to which the definition of Fully Diluted Company Shares in the Merger Agreement was revised to include the aggregate number of Open World ordinary shares issuable in connection with any existing agreement to issue Equity Interests (as such term is defined in the Merger Agreement) of Open World.

On August 10, 2026, we entered into the Third Amendment, effective as of August 10, 2026, pursuant to which the outside date set forth in the Merger Agreement was extended from August 31, 2026 to October 31, 2026.

The foregoing description of the Merger Agreement, First Amendment, and Second Amendment does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Merger Agreement, First Amendment, and Second Amendment.

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

On September 24, 2025, we began offering ProActive services to the customers of an alternative Preferred Shipping Partner. In June 2026, we began offering Premium and Direct Premium services to the customers of our Preferred Shipping Partner.

Current Economic Environment

We have seen a softening in demand for some services related to high-end perishable items which seem to be impacted by reduced discretionary spending by U.S. consumers. In response to uncertainty in the global market and lower demand some carriers have implemented strategies to address a potential global recession. Additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions. Additionally, inflation and uncertainty and instability in the global economy and geopolitical events such as the war in Iran and unrest in areas of the world that are dependent upon fuel production can negatively affect transportation costs and further reduce consumer spending leading to fewer goods being transported globally. We can provide no assurances that a decline in discretionary consumer spending for these or any reasons will not have a negative impact on our revenues and results of operations.

Seasonality

We typically experience seasonal fluctuations in our net revenues from sales in our Precision Logistics segment. Revenues from sales are generally higher in the fourth quarter than in other quarters due to increased holiday shipments. While the fourth quarter is historically our highest revenue quarter, revenues from ProActive services declined in the quarter ended December 31, 2025 as compared to the quarter ended December 31, 2024 due to the previously disclosed loss of our prior carrier partner as a shipping supplier integrating our service offerings, and larger shippers not wanting to change shipping suppliers during the peak season. We anticipate that the historical seasonality trends of the business will return in 2026. The seasonality of our business may cause fluctuations in our quarterly operating results.

Results of Operations

Comparison of the three months ended June 30, 2026, and 2025

The following discussion analyzes our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025

NET REVENUE	$1,908	$4,520

COST OF REVENUE	887	2,929

GROSS PROFIT	1,021	1,591

OPERATING EXPENSES
Management and technology	607	920
General and administrative	815	716
Research and development	-	5
Sales and marketing	155	272
Total Operating expenses	1,577	1,913
LOSS BEFORE OTHER INCOME	(556)	(322)

TOTAL OTHER INCOME, NET	$51	$31

NET LOSS	$(505)	$(291)

Revenue

Revenue decreased $2,612 thousand or 58% during the second quarter of 2026 compared to the second quarter of 2025. The decrease primarily relates to the termination of our agreement, effective September 24, 2025, with our prior carrier partner to offer our ProActive services which resulted in erosion of our customer base, as previously disclosed, compared to the same period in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2026, was $1,021 thousand, compared to $1,591 thousand for the three months ended June 30, 2025. The resulting gross margin was 54% for the three months ended June 30, 2026, compared to 35% for the three months ended June 30, 2025. The gross profit percentage increase relates to the mix of ProActive and Premium services provided during the current quarter.

Management and Technology

Management and technology expenses decreased by $313 thousand to $607 thousand for the three months ended June 30, 2026, compared to $920 thousand for the three months ended June 30, 2025. The decrease primarily relates to lower amortization of intangible assets as a result of the previously reported asset impairment in the third quarter of 2025, and a decrease in wages from reduced headcount.

General and Administrative Expenses

General and administrative expenses increased by $99 thousand to $815 thousand for the three months ended June 30, 2026, compared to $716 thousand for the three months ended June 30, 2025. The increase relates to an increase in legal expenses associated with the Company’s proposed merger with Open World, partially offset by a decrease in stock compensation and wages.

Research and Development

Research and development expenses were $0 and $5 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $117 thousand to $155 thousand for the three months ended June 30, 2026, compared to $272 thousand for the three months ended June 30, 2025. The decrease primarily relates to a decrease in headcount.

Interest Income, net

Interest income, net was $51 thousand for the three months ended June 30, 2026, compared to $32 thousand for the three months ended June 30, 2025. The increase primarily relates to interest earned from the ZenCredit promissory note, which matured on May 11, 2026 and was not renewed.

Net Loss

Net loss for the three months ended June 30, 2026 and 2025 was $505 thousand and $291 thousand, respectively. The increased loss primarily relates to the decrease in revenues resulting from the previously disclosed loss of the Company’s former carrier partner. The resulting consolidated loss per share for the three months ended June 30, 2026, and three months ended June 30, 2025, was $0.04 and $0.02 per basic and diluted share, respectively.

Comparison of the six months ended June 30, 2026, and 2025

The following discussion analyzes our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025

NET REVENUE	$3,680	$8,975

COST OF REVENUE	1,699	5,894

GROSS PROFIT	1,981	3,081

OPERATING EXPENSES
Management and technology	1,177	1,846
General and administrative	1,831	1,572
Research and development	-	10
Sales and marketing	296	568
Total Operating expenses	3,304	3,996
LOSS BEFORE OTHER INCOME	(1,323)	(915)

TOTAL OTHER INCOME, NET	$139	$53

NET LOSS	$(1,184)	$(862)

Revenue

Consolidated revenue decreased $5,295 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease primarily relates to the termination of the agreement, effective September 24, 2025, with our prior carrier partner to offer our ProActive services which resulted in erosion of our customer base, as previously disclosed, compared to the same period in the prior year.

Gross Profit

Consolidated gross profit for the six months ended June 30, 2026, was $1,981 thousand, compared to $3,081 thousand for the six months ended June 30, 2025. The resulting gross margin was 54% for the six months ended June 30, 2026, compared to 35% for the six months ended June 30, 2025. The gross profit percentage increase relates to the mix of ProActive and Premium services provided during the current period, and process improvements previously implemented to increase ProActive services margins.

Management and Technology

Management and technology expenses decreased by $669 thousand to $1,177 thousand for the six months ended June 30, 2026, compared to $1,846 thousand for the six months ended June 30, 2025. The decrease primarily relates to lower amortization of intangible assets as a result of the previously reported asset impairment in the third quarter of 2025, and a decrease in wages from reduced headcount.

General and Administrative Expenses

General and administrative expenses increased by $259 thousand to $1,831 thousand for the six months ended June 30, 2026, compared to $1,572 thousand for the six months ended June 30, 2025. The increase relates to legal expenses associated with the Company’s proposed merger with Open World, partially offset by a decrease in stock compensation and wages.

Research and Development

Research and development expenses were $0 thousand and $10 thousand for the six months ended June 30, 2026, and 2025, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $272 thousand to $296 thousand for the six months ended June 30, 2026, compared to $568 thousand for the six months ended June 30, 2025. The decrease primarily relates to a decrease in headcount.

Interest Income, net

Net interest income was $139 thousand for the six months ended June 30, 2026, compared to net interest income of $54 thousand for the six months ended June 30, 2025. The increase primarily relates to interest earned from the ZenCredit promissory note, which matured on May 11, 2026 and was not renewed.

Net Loss

Consolidated net loss for the six months ended June 30, 2026, and 2025 was $1,184 thousand and $862 thousand, respectively. The increased loss primarily relates to the decrease in revenues resulting from the previously disclosed loss of the Company’s former carrier partner. The resulting consolidated loss per share for the six months ended June 30, 2026, and six months ended June 30, 2025, was $0.09 and $0.07 per basic and diluted share, respectively.

Liquidity and Capital Resources

Cash used in operations was $1,002 thousand during the six months ended June 30, 2026, compared to $306 thousand provided by operations during the six months ended June 30, 2025. The increase in cash used in operating activities was primarily attributable to lower revenue and gross profit following the previously disclosed termination of our former partner agreement, as well as increased legal and other expenses related to the proposed merger with OpenWorld.

Cash provided by investing activities was $1,768 thousand during the six months ended June 30, 2026, compared to $332 thousand used in investing activities during the six months ended June 30, 2025. The increase was primarily attributable to the collection of the ZenCredit promissory note receivable on May 11, 2026.

Cash used in financing activities during the six months ended June 30, 2026, was $27 thousand, compared to cash provided by financing activities during the six months ended June 30, 2025, of $3,270 thousand. The change was primarily attributable to one-time proceeds received from the exercise of warrants during the six months ended June 30, 2025, with no comparable proceeds received in 2026.

On August 8, 2025, we entered into the Loan Agreement with ZenCredit. Pursuant to the Loan Agreement, we agreed to loan ZenCredit up to $2 million and on August 11, 2025, we loaned ZenCredit $2 million in exchange for a promissory note issued pursuant to the Loan Agreement. On May 11, 2026, our $2.0 million promissory note issued under our Loan Agreement with ZenCredit matured and became due and payable. On May 11, 2026, we received from ZenCredit our principal balance of $2.0 million plus our final quarterly interest payment of $80 thousand, and we reversed a credit loss reserve of $12 thousand.

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

On August 25, 2023, the Company entered into a Convertible Note Purchase Agreement with certain investors for the sale of convertible promissory notes for the aggregate principal amount of $1,100 thousand of which $475 thousand was purchased by related parties including certain members of management and the Board of Directors. As of December 31, 2025, $400 thousand was held by related parties. The notes are subordinated unsecured obligations of the Company and accrue interest at a rate of 8% per year payable semiannually in arrears on February 25 and August 25 of each year, beginning on February 25, 2024. The notes will mature on August 25, 2026, unless earlier converted or repurchased at a conversion price of $1.15 per share of common stock. The Company may not redeem the notes prior to the maturity date. For the year ended December 31, 2025, interest expense related to the convertible debt was $61 thousand. As of January 21, 2025, $350 thousand was converted to common stock, none of which was related parties. As of June 30, 2026, the amount outstanding on the convertible debt was $750 thousand and included in Convertible note and Convertible note related party on the accompanying Consolidated Balance Sheets.

On September 22, 2022, we entered into the PNC Facility with PNC Bank, National Association. The PNC Facility includes a $1 million RLOC. The RLOC has no scheduled payments of principal until maturity, and bears interest per annum at a rate equal to the sum of Daily SOFR plus 2.85% with monthly interest payments. The RLOC is guaranteed by the Company and secured by the assets of PeriShip Global and the Company. On August 8, 2025, the Company extended the line of credit to September 30, 2026. As of June 30, 2026, $0 was outstanding on the RLOC.

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

In connection with the Merger Agreement, we have agreed that PeriShip Global will not utilize the PNC Facility or RLOC from the execution of the Merger Agreement. Additionally, we have agreed that at least three business days prior to closing of the Merger to cause PeriShip Global to use its reasonable best efforts to obtain and deliver to Open World, a customary payoff letter with respect to the PNC Facility. As such, we do not expect to be able to utilize the PNC Facility or RLOC unless the Merger is not completed pursuant to the terms of the Merger Agreement.

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

Revenue Recognition

We recognize revenue based on the principals established in the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The timing of revenue recognition, billings and cash collections results in unbilled revenue (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets. Amounts charged to our clients become billable according to the contract terms, which usually consider the delivery completion. Unbilled amounts will generally be billed and collected within 30 days but typically no longer than 60 days. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within twelve months. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2026, were not materially impacted by any other factors.

Applying the practical expedient in ASC Topic 606, we recognize the incremental costs of obtaining contracts (sales commissions) as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. As of June 30, 2026, we did not have any capitalized sales commissions.

Recently Adopted Accounting Pronouncements

Recently adopted accounting pronouncements are discussed in Note 1 – Summary of Significant Accounting Policies in the notes accompanying the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer, our principal executive officer, and Chief Financial Officer, our principal financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1+	Agreement and Plan of Merger dated February 11, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
2.2	First Amendment to the Agreement and Plan of Merger dated April 13, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd., (incorporated herein by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-4, filed on April 15, 2026).
2.3	Second Amendment to the Agreement and Plan of Merger dated June 4, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd., (incorporated herein by reference from Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on June 8, 2026).
10.1*†+	Digital Channel Program Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.2*†+	Partner API Access Agreement (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.3*	Master Loan Agreement and Promissory Note with ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.4*	Promissory Note to ZenCredit Ventures, LLC (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.5	Letter of Intent, dated January 2, 2026, between VerifyMe, Inc. and Open World Ltd.(incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026).
10.6+	Form of Company Stockholder Support Agreement dated February 11, 2026 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.7#+	Amended and Restated Employment Agreement with Adam Stedham dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.8#+	Employment Agreement with Jennifer Cola dated February 11, 2026 and subject to effectiveness (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2026).
10.9*	Waiver and Amendment to Loan Documents between PeriShip Global LLC and PNC Bank, National Association, effective December 31, 2025 (incorporated herein by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

VERIFYME, INC.

Date: August 14, 2026	By: /s/ Adam Stedham
Adam Stedham
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2026	By: /s/ Jennifer Cola
Jennifer Cola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

