Form 10-Q
period 2026-09-30
OpenWorld, Inc.
filed 2026-11-13
CIK 1104038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-39332

OpenWorld, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-3023677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

801 International Parkway, Fifth Floor, Lake Mary, FL	32746
(Address of Principal Executive Offices)	(Zip Code)

(585) 736-9400
(Registrant's Telephone Number, Including Area Code)

VerifyMe, Inc.
(Former name)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which Registered
Common Stock, par value $0.001 per share	OPNW	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,615,199 shares of common stock outstanding at November 10, 2026.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OpenWorld, Inc.

Condensed Consolidated Balance Sheets (Unaudited, in thousands, except share data)

	September 30, 2026 (Unaudited)	December 31, 2025 (as revised)
ASSETS
CURRENT ASSETS
Cash	$4,506	$730
Accounts receivable	1,483	599
Accounts receivable – related party	450	–
Crypto assets	641	923
Contract assets	398	–
Contract assets – related party	9,090	–
Investments	–	539
Loans receivable – related party	–	814
Notes receivable	127	–
Notes receivable – related party	373	–
Shares and warrants receivable	1	586
Prepaids and deposits	381	89
Due from related parties	–	15
TOTAL CURRENT ASSETS	$17,450	$4,295

NON-CURRENT ASSETS
Accounts receivable	220	667
Right-of-use assets, net	768	983
Investments	100	100
Intangible assets	6,837	–
Goodwill	7,318	–
TOTAL NON-CURRENT ASSETS	$15,243	$1,750
TOTAL ASSETS	$32,693	$6,045

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,547	$1,157
Contract liabilities	85	126
Dividends payable	2,231	–
Notes payable – related party	1,792	–
Warrant liability	891	–
Lease liabilities	301	284
TOTAL CURRENT LIABILITIES	$14,847	$1,567
Lease liabilities (non-current)	495	724
Deferred tax liability	993	–
TOTAL NON-CURRENT LIABILITIES	$1,488	$724
TOTAL LIABILITIES	$16,335	$2,291

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 75,000,000 authorized; 0.85 shares issued and outstanding convertible into approximately 14,445 shares of common stock as of September 30, 2026	-	-
Common stock, $0.001 par value; 675,000,000 authorized; 13,472,360 issued and outstanding at September 30, 2026 (9,742,157 issued and outstanding at December 31, 2025)	13	10
Additional paid-in capital	35,234	4,369
Simple agreements for future equity	–	2,000
Subscriptions receivable	(200)	–
Accumulated deficit	(18,689)	(2,625)
TOTAL STOCKHOLDERS' EQUITY	$16,358	$3,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,693	$6,045

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements. Historical share and per-share amounts of Legacy OpenWorld have been retrospectively adjusted to reflect the 77.27 exchange ratio applied in connection with the reverse acquisition completed on September 30, 2026.

OpenWorld, Inc.

Condensed Consolidated Statements of Operations (Unaudited, in thousands, except share and per-share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025 (as revised)
Revenue from contracts with customers	$792	$20,753	$5,632	$30,674
Revenue from contracts with customers – related party	6,635	–	9,560	–
TOTAL REVENUES	$7,427	$20,753	$15,192	$30,674
COST OF SALES(a)	$1,170	$4,724	$1,513	$5,049
GROSS PROFIT	$6,257	$16,029	$13,679	$25,625

OPERATING EXPENSES
Management and technology(a)	877	2,140	4,528	5,424
General and administrative (b)	14,642	1,110	21,030	1,990
Research and development	424	–	425	–
Sales and marketing(a)	461	58	597	61
TOTAL OPERATING EXPENSES	$16,404	$3,308	$26,580	$7,475

NET (LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)	$(10,147)	$12,721	$(12,901)	$18,150

OTHER INCOME (EXPENSE)
Gain (loss) on crypto asset sales	$–	$(3,921)	$88	$(3,873)
Change in fair value, net	(42)	1,106	(3,229)	(13,277)
Interest expense, net	(17)	–	(36)	–
Other income	2	–	14	–
TOTAL OTHER EXPENSE, NET	$(57)	$(2,815)	$(3,163)	$(17,150)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	$(10,204)	$9,906	$(16,064)	$1,000
Provision for income taxes	–	–	–	-
NET (LOSS) INCOME FOR THE PERIOD	$(10,204)	$9,906	$(16,064)	$1,000

(LOSS) EARNINGS PER SHARE
BASIC	$(0.93)	$1.26	$(1.58)	$0.12
DILUTED	$(0.93)	$1.13	$(1.58)	$0.11

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
BASIC	10,967,528	7,883,858	10,152,983	8,265,962
DILUTED	10,967,528	8,759,842	10,152,983	9,167,661

(a)	Includes related-party consulting and management fees in management and technology, sales and marketing, and cost of sales. See Note 11.
(b)	Includes stock-based compensation of $6,438 thousand and $7,043 thousand for the three and nine months ended September 30, 2026, respectively, there was no stock compensation in the three and nine months ended September 30, 2025.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements. Historical share and per-share amounts of Legacy OpenWorld have been retrospectively adjusted to reflect the 77.27 exchange ratio applied in connection with the reverse acquisition completed on September 30, 2026.

OpenWorld, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025 (as revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(16,064)	$1,000
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Interest expense on lease liability (non-cash)	29	38
Amortization of right-of-use assets	213	206
Gain on sale of crypto assets (non-cash, reclassified)	(88)	3,873
Change in fair value, net (non-cash)	3,229	13,277
Stock-based compensation expense	7,043	–
Non-cash professional fees and merger expense	5,164	–
Changes in operating assets and liabilities:
Accounts receivable	(379)	(7,580)
Shares and warrants receivable	(1,250)	(4,115)
Prepaid expenses	(147)	188
Contract assets	(9,090)	(75)
Contract liabilities	(40)	–
Accounts payable and accrued liabilities	7,527	(511)
Accrued interest payable	42	–
Due from related parties	15	(72)
Operating lease payments	(241)	(234)
Net cash (used in) provided by operating activities	$(4,037)	$5,995

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of crypto assets	(7,221)	(16,362)
Proceeds from sales of crypto assets	6,331	17,194
Purchase of investments	–	(4,178)
Proceeds from repayments of loans receivable	612	–
Advances of notes receivable	(500)	–
Proceeds from sale of investments	565	–
Cash acquired in reverse acquisition	4,226	–
Net cash provided by (used in) investing activities	$4,013	$(3,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SAFEs	1,550	–
Proceeds from issuance of common stock, net of share issuance costs	500	–
Proceeds from notes payable	1,750	–
Dividends paid	–	(4,921)
Net cash provided by (used in) financing activities	$3,800	$(4,921)

NET INCREASE (DECREASE) IN CASH	$3,776	$(2,272)
CASH - BEGINNING OF PERIOD	$730	$4,025
CASH - END OF PERIOD	$4,506	$1,753

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Supplemental disclosure of cash flow information.

Cash paid for interest and for income taxes was $nil in both the nine months ended September 30, 2026 and 2025.

Supplemental schedule of non-cash activities.

•	In connection with the reverse acquisition of VerifyMe, Inc., the Company recognized approximately $14,412 thousand in equity consideration and assumed liabilities, including a dividend payable of $2,231 thousand and a warrant liability of $891 thousand.
•	The Company converted $3,550 thousand of outstanding SAFEs into common stock.
•	Non-cash imputed interest on lease liabilities was $29 thousand in 2026 (2025: $38 thousand), included in operating activities.
•	The Company recognized non-cash stock-based compensation expense of $7,043 thousand (2025: $0) and professional fees of $5,164 thousand related to common shares issued for services (2025: $0), reflected as non-cash adjustments within operating activities.
•	The Company recognized no new right-of-use assets or lease liabilities in the nine months ended September 30, 2026.
•	The Company received shares of IP Strategy Holdings, Inc. ("IPST") with a carrying value of $169 thousand in settlement of a share receivable, a non-cash investing activity. Additionally, warrants with a carrying value of $235 thousand were exercised in exchange for IPST shares. There was no comparable activity in 2025. These transactions represent non-cash investing activities.
•	The Company received non-cash consideration from customers, including digital assets totaling $2,419 thousand in settlement of accounts receivables; and IPST warrants totaling $1,250 thousand, which were recognized as revenue.
•	The Company recognized a $200 thousand subscription receivable related to common stock issued for which consideration had not yet been received. No comparable activity in 2025.

OpenWorld, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited, in thousands, except share data)

	Common
	Stock		Additional
	Number of		Paid-In		Simple Agreements	Retained
	Shares	Amount	Capital		For Future Equity	Earnings	Total
Balance at June 30,2025	107,030	1	-	-	2,000	14,031	16,032
Retroactive application of reverse acquisition in connection with the merger	8,163,140	7	(7)		-	-	-
Balance at June 30,2025	8,270,170	8	(7)		2,000	14,031	16,032
Dividends declared and paid						(4,921)	(4,921)
Net income	-	-	-	-	-	9,906	9,906
Balance at September 30, 2025	8,270,170	8	(7)	-	2,000	19,016	21,017

	Stock
	Number of		Additional Paid-In	Subscriptions	Simple Agreements	Retained
	Shares	Amount	Capital	Receivable	For Future Equity	Earnings	Total
Balance at June 30,2026	9,697,032	10	4,974	-	3,550	(8,485)	49
Simple Agreements for future equity	-		-	-	-	-	-
Issuance (repurchase and retirement) of stock, net	1,989,092	2	4,412	(200)	(3,550)	-	664
Stock-based compensation	-	-	6,438	-	-	-	6,438
Issuance of common stock for merger-related advisory fees	361,082	-	5,000	-	-	-	5,000
Conversion of common stock in connection with the merger	1,425,154	1	14,410	-	-	-	14,411
Net loss	-	-	-	-	-	(10,204)	(10,204)
Balance at September 30, 2026	13,472,360	13	35,234	(200)	-	(18,689)	16,358

See accompanying notes to the unaudited condensed consolidated financial statements. Historical share and per-share amounts of Legacy OpenWorld have been retrospectively adjusted to reflect the 77.27 exchange ratio applied in connection with the reverse acquisition completed on September 30, 2026.

OpenWorld, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited, in thousands, except share data)

	Common
	Stock		Additional
	Number of		Paid-In		Simple Agreements	Retained
	Shares	Amount	Capital		For Future Equity	Earnings	Total
Balance at December 31, 2024	116,030	1	-	-	2,000	22,937	24,938
Retroactive application of reverse acquisition in connection with the merger	8,849,567	8	(8)		-	-	-
Balance at December 31, 2024	8,965,597	9	(8)	-	2,000	22,937	24,938
Issuance (repurchase and retirement) of stock, net	(695,427)	(1)	1		-	-	-
Dividends declared and paid	-	-	-		-	(4,921)	(4,921)
Net income	-	-	-	-	-	1,000	1,000
Balance at September 30, 2025	8,270,170	8	(7)	-	2,000	19,016	21,017

	Common
	Stock
	Number of		Additional Paid-In	Subscriptions	Simple Agreements	Retained
	Shares	Amount	Capital	Receivable	For Future Equity	Earnings	Total
Balance at December 31, 2025	126,080	-	4,379	-	2,000	(2,625)	3,754
Retroactive application of reverse acquisition in connection with the merger	9,616,077	10	(10)	-	-		-
Balance at December 31, 2025	9,742,157	10	4,369	-	2,000	(2,625)	3,754
Simple Agreements for future equity	-	-	-	-	1,550	-	1,550
Issuance (repurchase and retirement) of stock, net	1,943,967	2	4,412	(200)	(3,550)	-	664
Stock-based compensation	-	-	7,043	-	-	-	7,043
Issuance of common stock for merger-related advisory fees	361,082	-	5,000	-	-	-	5,000
Conversion of common stock in connection with the merger	1,425,154	1	14,410	-	-	-	14,411
Net loss	-	-	-	-	-	(16,064)	(16,064)
Balance at September 30, 2026	13,472,360	13	35,234	(200)		(18,689)	16,358

See accompanying notes to the unaudited condensed consolidated financial statements. Historical share and per-share amounts of Legacy OpenWorld have been retrospectively adjusted to reflect the 77.27 exchange ratio applied in connection with the reverse acquisition completed on September 30, 2026.

OpenWorld, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

As previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), on February 11, 2026, OpenWorld, Inc. (f/k/a VerifyMe, Inc. (“Legacy VerifyMe”)), a Nevada corporation (the “Company”, “OpenWorld”, “we” or “us”) entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Open World Ltd., a Cayman Islands exempted company (“Legacy OpenWorld”).

Legacy OpenWorld was incorporated under the laws of the Cayman Islands. Legacy OpenWorld and its subsidiaries operate at the intersection of institutional capital markets, enterprise blockchain infrastructure and real-world asset ("RWA") tokenization. Its mission is to enable the creation and deployment of next-generation financial products powered by blockchain technology, serving enterprises, public companies and sovereign-related entities.

On September 30, 2026, in accordance with the terms of the Merger Agreement, among other things, (i) Merger Sub merged with and into Legacy OpenWorld, with Legacy OpenWorld surviving the merger as a wholly owned direct subsidiary of VerifyMe, Inc. (the “Merger”). In connection with the completion of the Merger, we changed our name from “VerifyMe, Inc.” to “OpenWorld, Inc.” by filing a Certificate of Amendment to our Amended and Restated Articles of Incorporation, as amended, with the Nevada Secretary of State, and our business became primarily the business conducted by Legacy OpenWorld. We are now a technology-powered digital assets and blockchain innovation company that co-architects and takes principal positions in enterprise blockchain initiatives alongside sovereign governments, institutional partners, and major enterprises.

OpenWorld was incorporated in the State of Nevada on November 10, 1999. OpenWorld is based in Lake Mary, Florida, and its common stock, par value $0.001 per share, is traded on The Nasdaq Capital Market ("Nasdaq") under the trading symbol "OPNW". The historical Legacy OpenWorld business is the accounting predecessor following the September 30, 2026 reverse merger with VerifyMe, Inc. All references in this Report to the “Board” refer to the board of directors of OpenWorld.

As previously reported, on September 29, 2026, prior to the effective time of the Merger, the Company effected a ten-for-one (10:1) reverse stock split of its common stock. Unless noted otherwise, all historical share and per-share amounts reflect the 77.27 exchange ratio applied in connection with the reverse acquisition, while the Reverse Stock Split applies only to legacy VerifyMe shares.

Our business is organized around three verticals: Digital Assets & Capital Markets Infrastructure (“DACM”), the foundational origination engine; Advisory & Onboarding (“OpenWorld Labs”), the innovation incubator that develops new products and provides governance infrastructure for decentralized protocols; and OpenWorld Enterprise (“OWE”), a co-principal and co-architect platform being developed to identify, structure, deploy and manage enterprise-grade blockchain initiatives across RWAs, sovereign infrastructures and financial services. During the second quarter of 2026, the Company began generating revenue from its RWA business line through OWE. Following the Merger, the Company also continues to operate a precision logistics business through PeriShip Global LLC, which provides technology-enabled shipment monitoring, predictive analytics, and logistics management services. These operations complement the Company's broader technology-enabled services portfolio and are included within its Digital Assets and Capital Markets Infrastructure segment.

We have served as a strategic partner for numerous high-profile token launches involving leading projects across the digital asset ecosystem. Token launch services remain an active component of our business, and we expect to continue supporting both existing and new clients with future token launches. Our capabilities enable enterprises, public companies, and sovereign-related entities to structure, launch, and scale digital asset networks and tokenized offerings. We leverage our trusted, long-standing relationships across the digital asset ecosystem, including centralized and decentralized exchanges, legal advisors, market makers, and marketing partners, to support client engagement and execution. As we expand our focus on Real-World Asset (RWA) tokenization and infrastructure services, we expect token launch activities to remain an important and complementary part of our broader service offering.

The three verticals foster a compounding system: DACM generates institutional credibility and relationships that may unlock OWE mandates; OpenWorld Labs incubates products that are capable of graduating into the OWE vertical when commercially viable; and OWE's platform is being designed to be replicated across jurisdictions at marginal incremental cost and to generate high-margin recurring platform fees over time. The verticals are intended to represent a progression from project-based revenue generation to software-enabled platform economics, with DACM driving repeatable activities, OpenWorld Labs supporting early-stage product development, and OWE designed to scale into recurring platform-based revenue over time.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with Legacy OpenWorld’s audited consolidated financial statements and related notes for the year ended December 31, 2025, included in the Form S-4/A. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to SEC rules and regulations. The Company has consistently applied the accounting policies described in those audited financial statements, except as otherwise disclosed herein. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Reverse Acquisition

OpenWorld, Inc. (f/k/a VerifyMe, Inc.) is the legal acquirer, and Legacy OpenWorld is the accounting acquirer. The merger was accounted for as a reverse acquisition under ASC 805-40, Reverse Acquisitions. Accordingly, the historical financial statements presented are those of Legacy OpenWorld. The assets and liabilities of legacy VerifyMe are included as of September 30, 2026, the acquisition date; no legacy VerifyMe revenue or expenses are included in the periods presented. Historical equity, share counts and earnings per share of Legacy OpenWorld have been retrospectively adjusted to reflect the 77.27 exchange ratio. The 1-for-10 reverse stock split effected by VerifyMe applied only to legacy VerifyMe shares.

Liquidity and Going Concern

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the issuance date of these financial statements. The evaluation considered operating losses and operating cash outflows, outstanding accounts payable, near-term debt maturities, the subsequent dividend payment and acquisition-related cash commitments, together with available cash, net proceeds from the completed subsequent financing and the expected timing of customer collections.

The RWA contract assets relate to services already performed. Collection is subject to contractual billing and payment conditions, including Financial Close. The Company actively advances the remaining activities supporting capital formation and expects Financial Close and collection within twelve months of September 30, 2026, although timing also depends on investor participation and funding.

Based on its cash flow forecast, including the expected timing of collections relative to obligations as they become due, management concluded that the Company has sufficient liquidity to meet its obligations for one year after the issuance date of these financial statements and that substantial doubt about its ability to continue as a going concern does not exist.

Use of Estimates

The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include the assessment of performance obligations under revenue arrangements recognized over time, including the determination of the appropriate measure of progress toward satisfaction of those obligations, the evaluation of enforceable rights to payment for performance completed to date, and the recognition and recoverability of related contract assets; the valuation of stock-based compensation awards using Black-Scholes and Monte Carlo valuation models, as applicable; the estimated useful lives of intangible assets; the assessment of the realizability of deferred tax assets, including the related valuation allowance; the fair value of crypto assets and receivables denominated in crypto assets; the collectability of accounts receivable; the valuation and impairment of strategic investments; and the assessment of contingent liabilities. Actual results could differ materially from those estimates. The Company is also exposed to price volatility, liquidity and counterparty risks inherent in crypto assets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of OpenWorld, and its wholly owned subsidiaries Open World Ltd., Open World Inc., Open World Wyoming Inc., Webslinger Advisors SEZC Inc., and PeriShip Global LLC. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications and Revisions

During the preparation of the financial statements for the nine months ended September 30, 2026, the Company revised certain prior-period amounts to correct immaterial errors and reclassified certain amounts to conform to the current-period presentation. These revisions and reclassifications did not have a material impact on the previously reported financial statements.

As of December 31, 2025, $667 thousand of accounts receivable was reclassified from current to non-current, with no impact on total assets.

For the nine months ended September 30, 2025, crypto asset purchases of $16,362 thousand and sales proceeds of $17,194 thousand were reclassified from operating to investing activities, decreasing net cash provided by operating activities and decreasing net cash used in investing activities by $832 thousand, with no impact on the net change in cash.

During the nine months ended September 30, 2025, certain operating expenses were reclassified among Management and Technology, General and Administrative, Sales and Marketing, and Research and Development expenses to conform to the current-period presentation. As the corresponding prior-period amounts were not reclassified, the affected expense categories are not directly comparable between periods. These reclassifications had no impact on total operating expenses or net income.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when performance obligations are satisfied in an amount that reflects the consideration the Company expects to be entitled to in exchange for promised goods or services.

•	Advisory and Onboarding. Services revenue is recognized ratably over time, as they are provided. Compensation is typically a fixed monthly fee payable in U.S. dollars or stablecoins.

•	Digital Assets and Capital Markets Infrastructure. DACM encompasses the Company’s technology-enabled strategic partnerships supporting token generation events, token structuring, digital asset infrastructure, and integration capabilities for public market companies, as well as precision logistics and related technology-enabled services.

Digital Asset Advisory and Infrastructure Services

The Company provides network advisory, infrastructure support, and technical enablement services, including strategic advisory on protocol design and launch, coordination with legal and governance stakeholders, smart contract development and auditing support, and Web3 product integration. These arrangements may include services performed in preparation for a Token Generation Event and continuing advisory, infrastructure, and technical support services provided following the launch of the related token.

The Company recognizes revenue as performance obligations are satisfied in accordance with ASC 606, Revenue from Contracts with Customers. Under the Company's token-based arrangements, services are generally provided on an ongoing basis throughout the contractual vesting period. Revenue is recognized over the applicable service period as the Company satisfies its performance obligations. The contractual vesting schedule generally corresponds with the period over which the related services are provided and is considered in determining the appropriate pattern of revenue recognition.

Token vesting generally commences no earlier than the Token Generation Event, when an observable market price exists and the Company's rights to the tokens become legally enforceable. The Company measures noncash consideration in the form of tokens at fair value at contract inception in accordance with ASC 606. Subsequent changes in token prices are recognized in “Change in fair value, net,” rather than revenue, as applicable. For token fair value measurements based on observable market prices, the Company uses the observable end-of-day market price at 23:59:59 UTC, applied consistently across reporting periods.

Crypto assets received as noncash consideration are generally converted into cash within a short period of time (typically within 60 days). Cash flows resulting from the conversion of such crypto assets are classified as investing activities in the unaudited interim condensed consolidated statements of cash flows.

Precision Logistics Services

The Company provides precision logistics and shipment monitoring services through its ProActive and Premium service lines, which are included within the DACM segment. Revenue from these services is recognized in accordance with ASC 606 as the related performance obligations are satisfied.

Under the ProActive service line, customers purchase carrier transportation services together with the Company's proactive logistics services. The Company has determined that it acts as principal in these arrangements and recognizes shipment fees on a gross basis, as it controls the specified services before they are transferred to the customer. Payment terms generally range from seven to 30 days.

Under the Premium service line, the Company provides shipment monitoring, predictive analytics, exception management, and related services, including customer portal access, weather monitoring, temperature monitoring and control support, service center assistance, and last-mile resolution. Customers generally contract directly with transportation carriers for shipping services, while the Company's additional services are billed either through carrier white-label arrangements or directly to customers. Revenue from these arrangements is recognized as the related services are provided. The Company recognizes revenue for its own services and excludes transportation charges billed directly by third-party carriers to customers.

•	Real World Asset Infrastructure and Platform Services. Through its OpenWorld Enterprise platform, the Company provides real-world asset (“RWA”) infrastructure and platform services, including the design, structuring, deployment, implementation, and launch of tokenized financing and digital asset infrastructure for institutional clients.

The Company accounts for these arrangements in accordance with ASC 606, Revenue from Contracts with Customers. At contract inception, the Company identifies the promised services and determines whether they represent distinct performance obligations based on whether the customer can benefit from each service independently or together with other readily available resources and whether the services are separately identifiable within the context of the contract.

For the RWA implementation arrangements recognized during the three and nine months ended September 30, 2026, the Company determined that the applicable performance obligations are satisfied over time in accordance with ASC 606-10-25-27. In reaching this conclusion, management considered the nature of the integrated implementation services, the contractual rights and obligations of the parties, and the Company's enforceable right to payment for performance completed to date.

The Company recognizes revenue over time as the related performance obligations are satisfied, using a measure of progress that faithfully depicts the Company's performance in transferring control of the services to the customer. The Company measures progress toward satisfaction of its RWA performance obligations using an input method based on effort expended relative to the total estimated effort required to satisfy each performance obligation. Management evaluates the nature and extent of services performed, including implementation activities, coordination efforts, and the completion of contractual deliverables, to assess cumulative progress. Contractual phases and associated milestones provide supporting evidence of the services performed but do not independently determine the timing or amount of revenue recognized. Management reassesses estimated total effort and cumulative progress at each reporting date and recognizes any necessary adjustments in accordance with ASC 606. The transaction price generally consists of contractual implementation fees, subject to adjustments for variable consideration and applicable constraints. Revenue is recognized based on the transaction price allocated to each performance obligation and the Company's progress toward satisfying that obligation.

The transaction price generally consists of contractual implementation fees, subject to adjustments for variable consideration and applicable constraints. Revenue is recognized based on the transaction price allocated to each performance obligation and the Company's progress toward satisfying that obligation.

The timing of revenue recognition may differ from the timing of invoicing and cash collection because contractual billing and payment may depend on Financial Close or other specified events. Such billing conditions do not, by themselves, determine the timing of revenue recognition when the applicable performance obligation is satisfied over time.

See Note 4 for additional information regarding the Company's significant RWA arrangements, revenue recognized, contract assets, and remaining performance obligations.

Cost of Sales

Cost of sales primarily consists of direct costs incurred to deliver the Company’s advisory and onboarding, digital assets and capital markets, and RWA infrastructure and platform service capabilities. Direct costs of providing services are generally expensed as incurred, except for costs that qualify for capitalization under applicable accounting guidance, including ASC 340-40. The timing of cost recognition may differ from the timing of revenue recognition, including for RWA arrangements for which revenue is recognized over time. Cost of sales primarily includes:

Professional and Consulting Fees: Fees paid to third-party providers, contractors, external specialists, and other consultants who support the Company’s revenue-generating activities.

Technology and Infrastructure Costs: Direct expenses related to hosting, cloud computing, blockchain network usage, cybersecurity support, and other infrastructure required to fulfill performance obligations under customer contracts.

Other Direct Costs: Out-of-pocket expenses incurred in fulfilling customer contracts, including reimbursed client costs, transaction-specific expenditures, data services, travel, and similar costs directly related to advisory and onboarding, digital assets or capital markets activities.

Costs not directly attributable to revenue-generating activities are recorded within operating expenses, including management and technology, general and administrative costs, sales and marketing and research and development. The Company applies the practical expedient under ASC 606-10-50-14 and does not disclose remaining performance obligations for contracts with original expected durations of one year or less.

Management and Technology

Management and technology expenses consist primarily of compensation-related costs for personnel involved in the Company’s management, technology, and administrative functions, including (i) wages and salaries for employees and (ii) fees and costs paid to independent contractors and consultants (collectively, “team wages”), as well as travel and other operating expenses. These amounts may also include employer payroll taxes and other personnel-related costs, as applicable. Management and technology expenses are recognized as the related activities are performed (generally on a straight-line basis over the service period when billed at fixed rates) and are classified within operating expenses in the accompanying condensed consolidated financial statements. Amounts owed but not yet paid at the reporting date are included in accrued expenses and other current liabilities, and prepayments for services not yet received are recorded in prepaid expenses and expensed as incurred.

Research and Development

Research and development expenses consist primarily of costs associated with technology platform development activities, including consulting fees and other related development costs. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, consulting fees, marketing and corporate communications expenses, and other costs incurred to support the Company's business development and promotional activities. Advertising and promotional costs are expensed as incurred.

Accounts Receivable and Derivatives

Accounts receivable are measured at amortized cost, net of allowances for expected credit losses in accordance with ASC 326, Credit Losses. Receivables denominated in crypto assets carry embedded derivative features under ASC 815, Derivatives and Hedging. These embedded derivatives are accounted for separately and are measured at fair value, with changes recognized in "Change in fair value, net." The embedded derivatives are classified as Level 2 under ASC 820, Fair Value Measurements, valued using observable crypto prices adjusted for contractual lock-up restrictions and lack-of-marketability discounts.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, Intangibles-Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events, and sustained decrease in share price.

Crypto Assets

Crypto Assets are accounted under ASC 350-60, Intangibles—Goodwill and Other— Crypto Assets, measured at fair value (Level 1) with changes in net income within "Change in fair value, net." Because they are held for and used in the ordinary course of business, they are classified as current. Gains and losses on sales use FIFO. Assets are held through institutional custodial accounts (a substantial portion through Coinbase Prime), multi-signature wallets and smart contracts used for token vesting.

Investments

The Company accounts for equity investments in which it holds less than a 20% ownership interest and does not exercise significant influence under ASC 321, Investments—Equity Securities. Investments with readily determinable fair values are measured at fair value, and investments without readily determinable fair values are measured using the ASC 321 measurement alternative.

Contract Assets

Contract assets are recognized in accordance with ASC 606, Revenue from Contracts with Customers, when performance obligations are satisfied but the Company's right to consideration remains conditional on factors other than the passage of time. Contract assets are reclassified to accounts receivable when the right to consideration becomes unconditional and are evaluated for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses.

Loans Receivable

Loans receivable consist of loans extended to Mosaic Capital Inc. The Company has elected the fair value option under ASC 825, Financial Instruments, to measure fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings. Upon settlement, the difference between the carrying value of the receivable and the fair value of consideration received is recognized as a realized gain or loss.

Notes Receivable

Notes receivable consist of amounts advanced to related parties and third parties under contractual loan arrangements. These notes are initially recorded at the amount advanced and subsequently measured at amortized cost. Interest income is accrued based on the contractual interest rates over the term of the notes. The Company estimates expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses, considering historical collection experience, current conditions, and other relevant factors. An allowance for expected credit losses is recorded as applicable.

Shares and warrants receivable

Shares and warrants receivable represent the Company's contractual rights to receive equity securities and warrants. These receivables are initially recognized at fair value, with shares valued using quoted market prices and warrants valued using an option pricing model in accordance with ASC 820, Fair Value Measurement. The receivables are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. Upon receipt of the underlying shares or warrants, the related receivables are reclassified to investments.

Equity-Based Compensation

In accordance with ASC 718, Stock Based Compensation, stock options are measured at grant-date fair value using the Black-Scholes valuation model or Monte Carlo simulation model, as applicable, and expensed straight-line over the vesting period. The fair value of restricted shares are measured at grant-date and expensed straight-line over the requisite service period.

Fair value measurements

The Company measures certain assets at fair value in accordance with ASC 820, Fair Value Measurement. Crypto assets and current investments are classified within Level 1 of the fair value hierarchy, while crypto-denominated receivables, and warrants receivable are classified within Level 2, and warrant liability is classified within Level 3. Identifiable intangible assets acquired in the business combination were measured at fair value as part of the acquisition accounting under ASC 805, Business Combinations, and are not subsequently measured at fair value on a recurring basis.

Related Party Transactions

In the normal course of business, the Company enters into transactions with related parties, including certain stockholders, directors, executive officers, and entities affiliated through common ownership or management. These transactions may include financing arrangements, advances, reimbursements, management services, consulting services, and other operational activities. Related party transactions are evaluated and approved by the Audit Committee of the Board of Directors.

Management evaluates related party relationships and transactions in accordance with ASC 850, Related Party Disclosures. Related party balances are reviewed periodically for collectability and recoverability and are recorded in the accompanying condensed consolidated financial statements based on the substance of the underlying arrangements. Material related party transactions and outstanding balances are disclosed in the notes to the condensed consolidated financial statements.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company previously adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets, ASU No. 2023-07, Improvements to Reportable Segment Disclosures, and ASU No. 2024-01, Scope Application of Profits Interest and Similar Awards. These standards address the fair value measurement of certain crypto assets, expanded segment disclosures, and the accounting for profits interest awards, respectively. Adoption did not have a material impact on the Company's condensed consolidated financial statements, other than changes in presentation and disclosure. Following the business combination, the Company reports three reportable segments. See Note 3 for additional information.

The Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures, effective January 1, 2025. The amendments require expanded annual disclosures regarding income tax rate reconciliations and income taxes paid. The amendments are effective for public business entities for annual periods beginning after December 15, 2024, and for other entities for annual periods beginning after December 15, 2025. Adoption did not have a material impact on the Company's condensed consolidated financial statements and do not change the recognition or measurement of income taxes.

The Company adopted ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective January 1, 2026, and elected the practical expedient for estimating expected credit losses on eligible current accounts receivable and contract assets. Adoption did not have a material impact on the Company's condensed consolidated financial statements.

Accounting pronouncements pending adoption

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, requires expanded disclosures of certain expense categories, beginning with annual periods in 2027 and interim periods in 2028.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, revises the criteria for capitalizing software development costs and is effective beginning in 2028.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, clarifies the accounting for certain equity securities and warrants received from customers and is effective beginning in 2027. The guidance clarifies when share-based noncash consideration transitions from ASC 606 to other applicable accounting guidance. The Company is currently evaluating the impact of adopting this guidance, including its effect on warrants received as noncash consideration from customers.

In December 2025, the FASB issued ASU No. 2025-11, Narrow-Scope Improvements to Interim Reporting, clarifies certain interim reporting requirements and is effective beginning in 2028.

The Company is evaluating the impact of adopting these standards on its condensed consolidated financial statements and related disclosures.

NOTE 2 – BUSINESS COMBINATION

On September 30, 2026, OpenWorld, Inc. (formerly VerifyMe, Inc.) completed its previously disclosed Merger with Open World Ltd. (“Legacy OpenWorld”). Legacy OpenWorld was determined to be the accounting acquirer and VerifyMe, Inc. was determined to be the accounting acquiree. Accordingly, the transaction was accounted for as a reverse acquisition under ASC 805, Business Combinations.

The determination of Legacy OpenWorld as the accounting acquirer was based on an evaluation of the factors outlined in ASC 805-10-55-11 through 55-15, including the relative voting interests of the combined company, the composition of its governing body and senior management, including 6 of 7 of its Directors, its Chief Executive Officer, and its Corporate Global President, and the relative size of the combining entities. Following the transaction, Legacy OpenWorld equity holders held approximately 85.88% of the combined company's equity on a fully diluted basis. The difference between this percentage and the approximately 90% ownership contemplated by the merger exchange ratio on a fully diluted basis reflects differences in the treatment of shares underlying unexercised warrants and shares issued as transaction advisory consideration. In addition, Legacy OpenWorld's management assumed primary responsibility for the combined company's operations. These factors, together with the relative size of the combining businesses, supported the determination that Legacy OpenWorld was the accounting acquirer.

The estimated purchase consideration was allocated to the identifiable assets acquired and liabilities assumed of VerifyMe, Inc. based on their estimated fair values as of the acquisition date. The estimated purchase consideration was determined based on the acquisition-date fair value of the 1,425,154 shares of common stock attributable to legacy VerifyMe stockholders, together with the fair value of any applicable replacement equity awards. The preliminary purchase price allocation is subject to adjustment during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date.

The consideration for the Transaction is summarized below (in thousands, except share data) based on the Closing Date of September 30, 2026:

Shares of combined company Common Stock issued to OW stockholders in connection with the Transactions at an exchange ratio resulting in OW stockholders collectively owning approximately 90.0% of the combined company Common Stock, on a fully diluted basis	14,443,299
Shares of combined company Common Stock held by VRME stockholders, upon the effectiveness of the Transaction, collectively representing approximately 10.0% of the combined company Common Stock, on a fully diluted basis	1,604,811
Total shares of combined company Common Stock	16,048,110
VRME stock price on September 30, 2026	$8.98
Total combined company market cap	$144,112,028
Purchase consideration to VRME shareholders (10% of combined company market cap)	$14,411,203

The following table summarizes the purchase price allocation for the acquisition (dollars in thousands)

September 30, 2026
Assets acquired:
Cash and cash equivalents	$4,226
Accounts receivable, net	465
Contract assets	398
Prepaids and other current assets	146
Developed technology	3,702
Internally developed software	2,944
Trade names and trademarks	191
Total assets	$12,072
Liabilities assume:
Accounts payable and accrued liabilities	$864
Dividend payable	2,231
Warrant liability	891
Deferred tax liability, net	993
Total liabilities assumed:	$(4,979)
Net assets acquired	$7,093
Estimated purchase consideration	$14,411
Goodwill	$7,318

Intangible Assets and Goodwill

In connection with the Merger, the Company recognized identifiable intangible assets with an aggregate estimated acquisition-date fair value of $6,837 thousand. The identifiable intangible assets acquired consisted of developed technology, internally developed software, and trade names and trademarks. The estimated fair values were determined using income-based and cost-based valuation approaches, as applicable.

The fair value of developed technology was estimated using the relief-from-royalty method, which considers the present value of estimated royalty payments avoided through ownership of the technology. The fair value of trade names and trademarks was also determined using the relief-from-royalty method, based on projected revenues attributable to the acquired trade names and an estimated market-based royalty rate. The fair value of internally developed software was estimated using the replacement cost new less depreciation method, which considers the estimated costs to recreate the software, including development costs, developer profit, entrepreneurial incentive, and adjustments for obsolescence.

The valuation methodologies incorporated significant unobservable inputs and assumptions, including projected revenues, estimated royalty rates, discount rates, estimated replacement costs, and technological obsolescence, and are therefore classified as Level 3 fair value measurements within the fair value hierarchy established by ASC 820, Fair Value Measurements. The fair values of the identifiable intangible assets were determined as of the September 30, 2026 acquisition date and are not subject to recurring fair value measurement. The Company recognized goodwill of $7,318 thousand, representing the excess of the estimated purchase consideration over the fair value of the identifiable net assets acquired. The amounts recognized are preliminary and subject to adjustment during the measurement period as the Company finalizes its acquisition accounting.

See Note 6, Intangible Assets and Goodwill, for additional information regarding the estimated useful lives and amortization of the acquired intangible assets and the goodwill recognized in connection with the Business Combination.

Accounts Receivable Acquired

The gross contractual amount of accounts receivable acquired in connection with the merger was $499 thousand, with an estimated acquisition-date fair value of $465 thousand. The difference of $34 thousand represents amounts not expected to be collected based on management's preliminary assessment of credit risk as of the acquisition date.

Acquisition-Related Costs

In connection with the Merger, the Company incurred approximately $6.0 million in professional fees and other transaction-related costs during the three and nine months ended September 30, 2026. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations.

Unaudited Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Legacy OpenWorld and VerifyMe, Inc. for the three and nine months ended September 30, as if the Merger had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Merger occurred on the assumed date, nor is it intended to project future operating results.

The following table presents unaudited pro forma revenue and net income (loss) for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$9,291	$25,786	$20,737	$44,682
Net income (loss)	$(10,701)	$10,326	$(17,368)	$410

The net effect of fair value adjustments and merger related transaction costs were not material to the unaudited proforma combined results of operations.

NOTE 3 – SEGMENTS REPORTING

During the nine months ended September 30, 2026 and 2025, the Company had three reportable segments: DACM, RWA, and Advisory and Onboarding Services ("Advisory"). The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews segment revenue, gross profit, and segment income (loss) to assess performance and allocate resources. The CODM evaluates segment performance primarily based on revenue, gross profit and segment income (loss). The CODM does not regularly receive asset information by reportable segment; accordingly, segment asset information is not presented.

Prior to the Merger, legacy VerifyMe, Inc. operated as a single reportable segment focused on Precision Logistics and Authentication. Following the completion of the Merger on September 30, 2026, the legacy VerifyMe, Inc. operations were incorporated into the DACM segment, reflecting the manner in which management expects to manage and evaluate the combined business going forward.

•	Advisory and Onboarding. Compensation is typically a fixed monthly fee payable in U.S. dollars or stablecoins.

•	Digital Assets and Capital Markets Infrastructure. The Company provides technology-enabled strategic partnership services supporting token generation events, token structuring and public-company integration, including network advisory, infrastructure support and technical enablement. Precision logistics and shipment monitoring services related to the legacy VerifyMe, Inc. business are also included in DACM.

•	Real World Asset Infrastructure and Platform Services. Through the OpenWorld Enterprise platform, the Company provides design, structuring, deployment, implementation and launch of tokenized financing and digital asset infrastructure for institutional clients, as well as ongoing platform support, administration, subscriptions and post-closing services.

The following table presents the revenue and operating results attributable to each reportable segment and includes reconciliations of segment revenue to consolidated revenue and segment operating results to consolidated income (loss) before income tax expense (in thousands). General and administrative expenses primarily include legal and professional fees, stock-based compensation, corporate overhead and other shared administrative costs that are not allocated to individual segments. Other income (expense) is also not allocated to individual segments.

	Three Months Ended September 30,				Three Months Ended September 30,
	2026				2025
	Advisory	DACM	RWA	Consolidated	Advisory	DACM	RWA	Consolidated
REVENUE	$614	$423	$6,390	$7,427	$790	$19,963	$-	$20,753

COST OF REVENUE	288	32	850	1,170	33	4,691	-	4,724

GROSS PROFIT	326	391	5,540	6,257	757	15,272	-	16,029

OPERATING EXPENSES
Management and technology	216	661	-	877	668	1,472	-	2,140
Research and development	-	-	424	424	-	-	-	-
Sales and marketing	88	373	-	461	1	57	-	58
Total Segment expenses	304	1,034	424	1,762	669	1,529	-	2,198

Segment Income (Loss)	$22	$(643)	$5,116	$4,495	$88	$13,743	$-	$13,831

General and Administrative				(14,642)				(1,110)

Other Income (Expense)				(57)				(2,815)

NET (LOSS) INCOME BEFORE INCOME TAXES				$(10,204)				$9,906

	Nine Months Ended September 30,				Nine Months Ended September 30,
	2026				2025
	Advisory	DACM	RWA	Consolidated	Advisory	DACM	RWA	Consolidated
REVENUE	$1,818	$4,284	$9,090	$15,192	$2,881	$27,793	$-	$30,674

COST OF REVENUE	453	180	880	1,513	224	4,825	-	5,049

GROSS PROFIT	1,365	4,104	8,210	13,679	2,657	22,968	-	25,625

OPERATING EXPENSES
Management and technology	1,106	3,422	-	4,528	2,318	3,106	-	5,424
Research and development	-	-	425	425	-	-	-	-
Sales and marketing	88	509	-	597	1	60	-	61

Total Segment expenses	1,194	3,931	425	5,550	2,319	3,166	-	5,485

Segment Income (Loss)	$171	$173	$7,785	$8,129	$338	$19,802	$-	$20,140

General and Administrative				(21,030)				(1,990)

Other Income (Expense)				(3,163)				(17,150)

NET (LOSS) INCOME BEFORE INCOME TAXES				$(16,064)				$1,000

NOTE 4 – REVENUE

The following series of tables present our revenue disaggregated by various categories (dollars in thousands).

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Digital assets and capital markets infrastructure	$423	$19,963	$4,284	$27,793
Real World Asset infrastructure and platform services	6,390	–	9,090	–
Advisory and onboarding	614	790	1,818	2,881
Total revenue	$7,427	$20,753	$15,192	$30,674

All revenue recognized from Real World Asset Infrastructure and Platform Services during the three and nine months ended September 30, 2026 was recognized over time as the Company satisfied its applicable performance obligations, based on the Company's measurement of progress toward completion of the underlying contractual services.

Customer concentration

For the three months ended September 30, 2026 and 2025, one and three customers accounted for approximately 86% and 95% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, one and three customers accounted for approximately 60% and 65% of total revenue, respectively.

The Company provides RWA infrastructure and platform services under contractual arrangements covering specified implementation activities, contractual phases and related deliverables. The applicable performance obligations are satisfied over time because the Company’s performance creates or enhances transaction-specific assets that the customer controls as they are created or enhanced, in accordance with ASC 606-10-25-27(b). For certain arrangements, over-time recognition is additionally supported by the absence of an alternative use for the transaction work product and an enforceable right to payment for performance completed to date under ASC 606-10-25-27(c). Revenue is recognized using an input method based on effort expended relative to total estimated effort required to satisfy each performance obligation.

During the three months ended September 30, 2026, the Company recognized approximately $6,390 thousand of revenue from its Eidos-related RWA arrangements (see Note 11), relating to two service contracts under which the Company provides RWA structuring, implementation, and infrastructure services. Revenue under these arrangements was recognized over time based on the Company's progress toward satisfaction of the applicable performance obligations. These contracts contain primarily fixed consideration, subject to certain contractual adjustments. For the nine months ended September 30, 2026, the Company recognized approximately $9,090 thousand of revenue from its Eidos-related RWA arrangements.

The Company measures progress using an input method based on effort expended relative to total estimated effort required to satisfy each performance obligation, consistent with Note 1. Management assessed completed Phase 1 origination and structuring activities as representing 30% of total estimated engagement effort. Applying this measure of progress to the applicable transaction prices resulted in revenue of $2,700 thousand in the second quarter and $6,390 thousand in the third quarter of 2026, totaling $9,090 thousand for the nine months ended September 30, 2026. Contractual phases and completed deliverables provide supporting evidence of effort expended but do not independently trigger revenue recognition. Management reassesses progress and total estimated effort at each reporting date. Billing and collection may occur later, including where payment is contingent upon Financial Close.

As of September 30, 2026, approximately $21,210 thousand of the aggregate transaction price was allocated to remaining unsatisfied or partially unsatisfied performance obligations under the Company's RWA arrangements. The Company expects to recognize this amount over time as it continues to perform the remaining contracted services and makes progress toward satisfying the applicable performance obligations. The Company expects to recognize the remaining transaction price over the anticipated periods of performance under the applicable contracts, with the timing dependent on the scope, execution schedules, and progress of the underlying implementation activities.

Contract Balances

The timing of revenue recognition, billing, and cash collections result in contract assets and contract liabilities on the condensed consolidated balance sheets. Contract assets arise when revenue is recognized before the Company has an unconditional right to payment, while contract liabilities arise when consideration is received or becomes due before the related performance obligations are satisfied. Contract assets and liabilities are presented on a contract-by-contract basis at the end of each reporting period.

Applying the practical expedient in ASC 606, Revenue with Customers, we recognize the incremental costs of obtaining contracts (i.e. sales commissions) as an expense when incurred if the amortization period of the assets we otherwise would have recognized in one year or less. As of September 30, 2026, we did not have any capitalized sales commissions.

The following table provides information about contract assets and liabilities from contracts with customers:

	Contract assets	Contract liabilities
Balance, December 31, 2025	$–	$126
Advance billings and customer prepayments	–	1,778
Revenue recognized over time in advance of billing	9,130	–
Contract assets acquired from reverse acquisition	398	–
Reduction during the period	(40)	(1,819)
Balance, September 30, 2026	$9,488	$85

As of September 30, 2026, contract assets totaled $9,488 thousand, of which $9,090 thousand related to RWA services provided to Eidos Foundation, a related party through an indirect relationship involving the Company's Chief Executive Officer (see Note 11). These contract assets represent revenue recognized for services performed for which the Company's right to consideration remains conditional upon the satisfaction of contractual billing requirements, including Financial Close or other applicable contractual milestones.

The contract assets relate to completed Phase 1 services for which billing is contingent upon Financial Close. Management expects Financial Close and collection of the related consideration to occur within twelve months of September 30, 2026; accordingly, these amounts are classified as current assets.

As of September 30, 2026, Financial Close had not occurred for the applicable portfolios, and the related contract assets remained unbilled. The timing of billing and collection is dependent upon the satisfaction of the applicable contractual conditions. Under the agreement, recovery upon termination is limited to the assets of Eidos Foundation, and the Company does not have rights to petition for insolvency proceedings against Eidos Foundation.

The Company evaluates contract assets for expected credit losses in accordance with ASC 326, considering the contractual payment provisions, the status and expected progression of the underlying portfolio transactions, the financial capacity of the counterparty, and other relevant facts and circumstances. Based on management's assessment of the available information as of September 30, 2026, no allowance for expected credit losses was recorded. The Company will continue to reassess collectability as the underlying transactions progress and additional information becomes available.

Revenue recognized during the nine months ended September 30, 2026 that was included in the beginning contract liability balance was approximately $126 thousand.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable

Current accounts receivable increased from $599 thousand to $1,483 thousand and accounts receivable from related party increased to $450 thousand, and non-current decreased from $667 thousand to $220 thousand.

	September 30, 2026	December 31, 2025
Accounts receivable – crypto assets	$730	$1,212
Accounts receivable – other	1,423	54
Total accounts receivable	$2,153	$1,266

Reconciliation, including embedded derivative features:

	September 30, 2026	December 31, 2025
Gross accounts receivable, beginning	$2,559	$14,805
Additions / new contracts(a)	5,357	26,652
Settlements	(4,123)	(22,637)
Net change in fair value of accounts receivable	43	(11,711)
Change in contract terms(b)	–	(4,550)
Gross accounts receivable, ending	3,836	2,559
Allowance for expected credit losses, beginning	(1,293)	(870)
Provision for expected credit losses(a)	(390)	(423)
Allowance, ending	(1,683)	(1,293)
Net accounts receivable, ending	$2,153	$1,266

(a)	As of September 30, 2026, additions to accounts receivable included $499 thousand acquired through the reverse acquisition, along with $34 thousand of related allowance for expected credit losses.
(b)	In 2025, Open World Inc. amended an existing contract with a third party, reducing the token supply to be delivered and decreasing accounts receivable by $4,550 thousand.

Credit Risk

The Company monitors customer creditworthiness and records allowances for expected credit losses under ASC 326, Current Expected Credit Losses based on historical loss experience, aging, and current and forecast conditions. Expected credit losses are included in management and technology.

At September 30, 2026 and December 31, 2025, four customers and one customer, respectively, each represented more than 10% of total accounts receivable, with no specific allowance for expected credit losses recorded for these customers.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

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

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2026, were as follows (in thousands):

	Nine Months Ended September 30,
	2026
Net book value at	Advisory	DACM	RWA	Consolidated
January 1, 2026	$-	$-	$-	$-
2026 Activity
Acquisition	-	7,318	-	7,318
Net book value at
September 30, 2026	$-	$7,318	$-	$7,318

Intangible Assets Subject to Amortization

Our intangible assets include amounts recognized in connection with acquisitions, including tradenames, and developed technology. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Determining the fair value of long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. Our fair value estimates are based on assumptions that we believe to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The timing and frequency of our long-lived asset impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. No impairment was recognized for the three and nine months ended September 30, 2026 and 2025. We continue to monitor our intangible assets for impairment and conduct formal tests when impairment indicators are present.

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed Technology	$3,702	$-	$3,702	6
Internally Developed Software	2,944	-	2,944	6
Trade Name/Trademarks	191	-	191	10
September 30, 2026	$6,837	$-	$6,837

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows (in thousands):

Fiscal Year ending December 31,
2026 (remaining)	$282
2027	1,126
2028	1,126
2029	1,126
2030	1,126
Thereafter	2,051
Total	$6,837

NOTE 7 – CRYPTO ASSETS

The Company holds certain crypto assets, including U.S. dollar-denominated stablecoins such as Tether (USDT) and USD Coin (USDC), for operational and settlement purposes. Crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, are measured at fair value at each reporting date, with changes in fair value recognized in net income.

The Company holds USDT and USDC primarily for operational settlement purposes. Although these stablecoins are designed to maintain a value of approximately $1.00 per token, they are not U.S. dollar currency or demand deposits. Their conversion into cash is subject to applicable issuer redemption requirements, eligibility restrictions, third-party liquidity arrangements and potential fluctuations in secondary-market prices. Management therefore does not consider the intended dollar peg, by itself, sufficient to support classification as cash or cash equivalents under ASC 305 and ASC 230. The Company separately evaluates the contractual rights associated with each stablecoin to determine whether the instrument represents a financial asset or qualifies for accounting under ASC 350-60.

The following table summarizes the changes in the Company's crypto asset balances for the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands)

Stablecoins and Tokens:	September 30, 2026	December 31, 2025
Beginning balance	$923	$8,007
Additions (purchases/receipts)	7,221	25,198
Disposals (sales/payments)	(6,243)	(27,253)
Net change in gains	1,079	4,888
Net change in losses	(2,339)	(9,917)
Ending balance	$641	$923

Fair value of crypto assets is based on quoted prices in active markets (Level 1). The Company holds crypto assets in self-custodied wallets and with third-party custodians. Balances are not bank deposits and are not insured by the FDIC or SIPC, and the Company is exposed to custodial, counterparty and cybersecurity risks.

The following table provides our crypto asset holdings at September 30, 2026 (in thousands):

	September 30, 2026			December 31, 2025
Holdings by asset	Units	Cost basis	Fair value	Units	Cost basis	Fair value
USDT / DKUSD / USDC Stablecoins	168	$168	$168	340	$340	$340
GWEI	5,833	83	130	-	-	-
IO	1,219	4,408	199	1,875	6,319	287
ANIME	11,136	973	37	-	-	-
FLOCK	584	443	39	-	-	-
BIRB	500	174	32	-	-	-
ERA	-	-	-	727	1,236	141
Other crypto assets¹	434	99	36	61,510	1,183	155
Total	19,874	$6,348	$641	64,452	$9,078	$923

¹	No individual asset in this category exceeded 5% of total fair value.

NOTE 8 – LEASES

The Company leases office space under a non-cancellable operating lease that commenced April 2, 2024 and expires April 1, 2029.

	September 30, 2026	December 31, 2025
Right-of-use asset, net	$768	$983
Operating lease liability, current	301	284
Operating lease liability, non-current	495	724
Total operating lease liability	$796	$1,008

Future lease payments as of September 30, 2026	Total
2026 (remaining)	$80
2027	331
2028	341
2029	87
Total undiscounted lease payments	839
Less: imputed interest	(43)
Present value of lease liability	$796

NOTE 9 – NOTES PAYABLE

As of September 30, 2026 notes and loans payable consisted of the following:

	September 30, 2026	December 31, 2025
Promissory note payable to related party bearing interest at 5%, due November 2, 2026, unsecured	$1,541	$-
Promissory note payable to related party bearing interest at 12.00%, due November 17, 2026, unsecured	251	-
Gross notes and loans payable	1,792	-
Less: current portion	(1,792)	-
Long term portion	$-	$-

As of September 30, 2026, notes payable of $1,792 thousand, consisting of $1,750 thousand in outstanding principal and $42 thousand in accrued interest payable.

Description of Borrowings

On January 5, 2026, Legacy OpenWorld entered into an unsecured Loan Deed with Webslinger Holdings Inc., a significant shareholder beneficially owned by Matthew Shaw, the Company's Chief Executive Officer (the “Webslinger Loan”), and received $750 thousand on January 16, 2026. The loan bears interest at 5.0% per annum and may be prepaid without penalty, and carried an initial maturity date of April 5, 2026. On April 3, 2026, the loan was Amended and Restated to extend the maturity date to June 5, 2026, and Legacy OpenWorld received an additional $400 thousand on April 30, 2026 and an additional $350 thousand on May 19, 2026.

On May 25, 2026, Legacy OpenWorld entered into a Second Amended and Restated Loan Deed with Webslinger Holdings, Inc, increasing the principal value of the loan to $1,500 thousand, and extending the maturity date to August 4, 2026. All other terms remained the same.

On August 10, 2026, the board of directors of Legacy OpenWorld approved an extension of the Webslinger Loan maturity date from August 4, 2026 to November 2, 2026. No default or penalty provisions were triggered during the intervening period. On October 23, 2026, the Board of the Company approved a further extension of the maturity date to January 31, 2027, with no other changes to the loan terms.

On September 18, 2026, Legacy OpenWorld entered into a Loan Deed with POMA Enterprises Ltd., an entity beneficially owned by Matthew Shaw, the Company’s Chief Executive Officer, for total principal of $250 thousand. The loan bears interest at 12% per annum, may be prepaid without penalty, and matures on November 17, 2026. On November 6, 2026, the Company repaid the loan in full, including all outstanding principal and accrued interest.

Future Principal Maturities

Scheduled principal repayments of notes and loans payable as of September 30, 2026 are as follows:

Years Ending December 31,
2026 (remaining)	$250
2027	1,500
2028	-
2029 and thereafter	-
Total principal repayments	$1,750

The future principal maturities presented in the table above exclude accrued interest payable.

Interest Expense

Interest expense, net was $17 thousand and $36 thousand for the three and nine months ended September 30, 2026, respectively, compared to $nil for both corresponding periods in 2025. The increase primarily relates to increased borrowings during the period.

NOTE 10 – DIVIDEND PAYABLE

On September 18, 2026, the Board of legacy VerifyMe, Inc. declared a special cash dividend of $1.50 per share (the “Dividend”), to be distributed pro-rata per share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) to (i) holders of Common Stock, and (ii) holders of the Series B Convertible Preferred Stock, par value $0.001 per share, on an as-converted basis. Payment of the Dividend was conditioned upon the closing of the previously announced proposed merger with Legacy OpenWorld, pursuant to the Merger. Following the completion of the Merger on September 30, 2026, the Dividend totaling $2,231 thousand, representing a legacy VerifyMe obligation assumed in connection with the merger, was recognized as a current liability as of September 30, 2026, payable to stockholders of record as of the close of business on September 29, 2026. The Dividend was subsequently paid on October 2, 2026.

NOTE 11 – RELATED PARTY TRANSACTIONS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$6,635	$–	$9,560	$–
Consulting and management fees	1,317	1,979	4,087	4,904
Expenses incurred in relation to consulting fees	113	37	242	122
Other income	$2	$–	$14	$–

Balances	September 30, 2026	December 31, 2025
Outstanding payables, net	$230	$337
Accounts receivable	450	–
Contract asset	9,090	–
Loans receivable	-	814
Notes receivable	373	–
Notes payable	$1,792	$–

Consulting and management fees are included in management and technology, sales and marketing, and cost of sales in the condensed consolidated statements of operations. These amounts include compensation and fees paid to Company’s executives, employees, and consultants.

Payables to related parties primarily represent amounts owed to the Company’s executives, employees, and consultants. These payables are unsecured, non-interest bearing and settled in the ordinary course. Of the outstanding notes receivable, $373 thousand is due from a related party and $127 thousand is due from unrelated third parties.

Notes Payable

For details of the Company's related party notes payable, refer to Note 9 Notes Payable.

Notes Receivable

On January 20, 2026, Legacy OpenWorld entered into a Letter of Agreement (the “Saudi Partnership Agreement”) with mCloud Technologies Saudi Arabia (“mCloud”), an entity affiliated with the Company’s Global Corporate President, to establish a strategic partnership for developing and operating a RWA tokenization program in the Kingdom of Saudi Arabia. Russel McMeekin, the Company's Global Corporate President, serves as Chairman of the Saudi entity and holds an ownership interest exceeding 10%. Matthew Shaw, the Company's Chief Executive Officer, holds a minority ownership interest of less than 10%.

On January 27, 2026, Legacy OpenWorld entered into a Promissory Note with mCloud for $50 thousand, which was advanced on February 3, 2026. The note bears interest at 3.63% per annum and matures on January 27, 2027.

On May 28, 2026, Legacy OpenWorld entered into a second Promissory Note with mCloud for $150 thousand, bearing interest at 3.85% per annum and maturing on May 28, 2027. Both notes are repayable on demand and secured by a first-priority security interest in the borrower’s assets.

On August 10, 2026, Legacy OpenWorld entered into a Promissory Note with Eidos Digital Assets SPC, a related party. The related-party relationship arises from Matthew Shaw, the Company's Chief Executive Officer, holding an indirect, non-controlling ownership interest in a third-party entity that provides corporate director services to Eidos Foundation and Eidos Digital Assets SPC. Legacy OpenWorld advanced a total of $170 thousand to Eidos Digital Assets SPC. The note bears interest at 3.63% per annum, matures on August 10, 2027, and is repayable on demand by the Company without penalty. The note is secured by a first-priority security interest in the borrower's general assets, excluding assets held within its segregated portfolios.

Loans Receivable

On November 2, 2025, the Company entered into a Master Loan Agreement with Mosaic Capital Inc., an entity for which Matthew Shaw, the Company's Chief Executive Officer, serves as a director. The Company lent crypto assets to Mosaic under the agreement. The loan provides for a variable return based on changes in net asset value and may be repaid in cash or crypto assets. The loan is not secured by specific collateral. The loan was fully repaid, and no balance remained outstanding as of September 30, 2026.

The loans receivable are measured at fair value, with changes in fair value recognized in gain or loss. Upon settlement, the difference between the carrying value of the receivable and the value of consideration received is recognized as a realized gain or loss. For the three and nine months ended September 30, 2026, the Company recognized a loss of $4 thousand and a loss of $203 thousand, respectively, from changes in fair value (three and nine months ended September 30, 2025 – $nil and $nil , respectively).

Office Sublease

The Company sublets office space to Mosaic Capital Inc., an entity for which Matthew Shaw, an officer of the Company serves as a director, and Cara Global Limited, a related party through Matthew Shaw’s ownership interest in an entity that provides director services to Cara Global Limited. Each entity pays 1% of base rent and occupancy costs through March 31, 2029 on a pass-through basis with no profit. Rental income was $2 thousand and $14 thousand for the three and nine months ended September 30, 2026, respectively (2025: $0 for both periods), consisting of $1 thousand and $9 thousand from Mosaic Capital Inc. and $1 thousand and $5 thousand from Cara Global Limited, respectively. Amounts outstanding as of September 30, 2026 were included in accounts receivable.

Eidos Foundation

The Company provides real-world asset infrastructure and platform services pursuant to contractual arrangements involving Eidos Foundation and Eidos Digital Assets SPC, acting for designated segregated portfolios. Eidos Foundation is the sole shareholder of Eidos Digital Assets SPC.

The related-party relationship arises from Matthew Shaw, the Company's Chief Executive Officer, holding an indirect, non-controlling ownership interest in a third-party entity that provides corporate director services to Eidos Foundation and Eidos Digital Assets SPC. Neither Eidos Foundation nor Eidos Digital Assets SPC is owned or controlled by the Company, and Mr. Shaw does not hold a direct ownership interest in either entity.

These arrangements involve Energy Segregated Portfolio I, LiquidCool Segregated Portfolio I, and BeyondAI IP Segregated Portfolio I. Energy Segregated Portfolio I was initially established in connection with an energy infrastructure transaction and has an expanded scope intended to support additional energy-related assets and transactions.

During the three and nine months ended September 30, 2026, the Company recognized approximately $6.39 million and $9.09 million, respectively, in revenue from these arrangements. The related amounts remained outstanding as contract assets at September 30, 2026. See Note 4 for additional information regarding the revenue arrangements.

Revenue from the Company's RWA infrastructure and platform services arrangements with Eidos Foundation is recognized over time as the Company performs the contracted services, based on its progress toward satisfying the applicable performance obligations. See Note 4 for additional information regarding revenue recognition and related contract assets.

On August 10, 2026, the Company advanced $170,000 to Eidos Digital Assets SPC under a promissory note bearing interest at 3.63% per annum and maturing on August 10, 2027. The note is repayable on demand and secured by the general assets of Eidos Digital Assets SPC, excluding assets attributable to its segregated portfolios. Subsequent to September 30, 2026, the Company advanced an additional $130,000 to Eidos Digital Assets SPC, bringing aggregate principal advances to $300,000.Accru Finance Ltd.

The Company provided finance advisory and related services to Accru Finance Ltd., a subsidiary of Webslinger Holdings, a significant shareholder beneficially owned by Matthew Shaw, the Company's Chief Executive Officer. Webslinger Holdings Inc. held approximately 31% of the Company's outstanding common stock as of September 30, 2026. The Company recognized revenue of $225 thousand and $450 thousand for the three and nine months ended September 30, 2026, respectively. The amounts remained outstanding as of September 30, 2026 and were included in accounts receivable. Management separately assessed the $450 thousand receivable for lifetime expected credit losses under ASC 326, considering the aging and payment status of the balance, reasons for nonpayment, the counterparty’s financial capacity and expected sources of repayment. After considering the risk of nonpayment, including remote loss scenarios, management estimated lifetime expected credit losses to be zero and recorded no allowance as of September 30, 2026.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal proceedings in the normal course of business and records provisions when a loss is probable and reasonably estimable in accordance with ASC 450, Contingencies. The Company leases office space in the Cayman Islands; annual lease commitments are disclosed in Note 8, Leases. As of September 30, 2026 and December 31, 2025, there were no other material commitments or loss contingencies requiring disclosure.

NOTE 13 – SHARE CAPITAL

Basic and Diluted Net Loss per Share of Common Stock

The Company follows ASC 260, Earnings Per Share, in calculating and presenting basic and diluted earnings per share. For the three and nine months ended September 30, 2026, the Company reported a net loss; therefore, common stock equivalents, including preferred stock, stock options and warrants, were excluded from diluted loss per share as their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per share were the same.  For the corresponding periods in 2025, the Company reported net income, and dilutive common stock equivalents were included in the calculation of diluted earnings per share, as applicable.

For the three and nine months ended September 30, 2026 there were shares potentially issuable, that could dilute basic earnings per share in the future that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive to the Company’s losses during the periods presented. For the three, and nine months ended September 30, 2026, there were approximately 2,376,000 anti-dilutive shares consisting of 10,000 restricted stock units, 256,000 shares issuable upon exercise of warrants, 2,096,000 shares issuable upon exercise of stock options, and 14,000 shares issuable upon conversion of preferred stock.

For the three and nine months ended September 30, 2025, diluted earnings per share included the effect of approximately 876,000 and 902,000 potentially dilutive shares of common stock, respectively, issuable upon conversion of outstanding Simple Agreements for Future Equity (“SAFEs”).

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model include risk-free interest rates, expected volatility, and expected life of the stock options. Changes in these assumptions can materially affect estimates of fair value stock-based compensation, and the compensation expense recorded in future periods. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line method. We recognize forfeitures as they occur with a reduction in compensation expense in the period of forfeiture. For performance restricted stock units (“RSU”) with stock price appreciation targets, we applied a lattice approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the RSU’s contractual life based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. We recognize compensation expense on a straight-line basis over the performance period and there is no ongoing adjustment or reversal based on actual achievement during the period.

We account for stock-based compensation awards to non-employees in accordance with ASC 718, Compensation—Stock Compensation, which generally requires stock-based payment awards to nonemployees to be accounted for using the same guidance applicable to employees, with certain exceptions.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if we had paid cash for the services.

The Company is a Nevada Corporation authorized to issue 675,000,000 common stock of $0.001 par value. On September 30, 2026, the Company's Board approved an amendment to its Articles of Incorporation to authorize an additional 500,000,000 shares of Blockchain Common Stock, par value $0.001 per share (“Blockchain Common Stock”). On October 16, 2026, stockholders representing a majority of the Company's outstanding voting power approved the amendment by written consent. The amendment remains subject to effectiveness following the applicable regulatory notice period and filing with the Nevada Secretary of State.

Convertible Preferred Stock

The Company is authorized to issue Preferred Stock, par value $0.001 per share. As of September 30, 2026, there was 0.85 of a share of Series B Preferred Stock outstanding convertible into 14,445 shares of common stock. Each share of Preferred Stock has limited voting rights, is entitled to participate with the common stock on liquidation and is subject to beneficial ownership limitations.

Common Stock Issued

Each Legacy OpenWorld ordinary share carried one vote, dividend rights as declared, and a pro rata share of residual assets. Certain ordinary shares were subject to Restricted Stock Purchase Agreements with vesting, transfer restrictions and Company repurchase rights.

On October 9, 2025, Legacy OpenWorld completed a reorganization in which Legacy OpenWorld became the parent of Open World Inc. and Webslinger Advisors SEZC Inc., accounted for as a reorganization of entities under common control in accordance with ASC 805-50, Business Combinations, and presented retrospectively as if it occurred on January 1, 2023.

On September 30, 2026 the Company consummated its merger with legacy VerifyMe, Inc. and completed a share exchange in which each Legacy OpenWorld ordinary share was exchanged for legacy VerifyMe, Inc. common stock at a rate of 1:77.27. A retrospective adjustment was applied to share balances at December 31, 2025, to allow for post-merger presentation of the Company’s equity.

All share counts below reflect post-merger share amounts:

During the nine months ended September 30, 2026, Legacy OpenWorld completed the following transactions:

•	On June 17, 2026, Legacy OpenWorld cancelled 45,125 unvested ordinary shares previously issued to a consultant.
•	On July 3, 2026, Legacy OpenWorld cancelled 35,853 unvested ordinary shares previously issued to a consultant.
•	On July 23, 2026, Legacy OpenWorld issued 50,842 ordinary shares pursuant to a share subscription agreement.
•	On July 23, 2026, the outstanding SAFEs were converted into 1,528,394 ordinary shares.
•	On July 31, 2026, Legacy OpenWorld cancelled 128,886 unvested ordinary shares previously issued to a consultant.
•	Legacy OpenWorld repurchased the 209,864 unvested ordinary shares described above for approximately $27, which was fully paid during the third quarter of 2026.
•	On August 25, 2026, Legacy OpenWorld issued an aggregate of 509,594 restricted ordinary shares pursuant to restricted share agreements. The shares are subject to applicable vesting conditions and are accounted for as stock-based compensation in accordance with ASC 718.
•	On September 26, 2026, Legacy OpenWorld issued 25,000 ordinary shares to a consultant as compensation for previously rendered advisory services.
•	On September 26, 2026, Legacy OpenWorld issued 40,000 ordinary shares to a consultant pursuant to a share subscription agreement.
•	On September 29, 2026, Legacy OpenWorld issued an additional 361,082 ordinary shares for merger-related advisory fees.

On September 30, 2026 the Company converted 1,425,154 common stock in connection with the merger.

As of September 30, 2026, the Company had 13,472,360 common stock issued and outstanding, with no treasury shares held. On a fully diluted basis, the share count was 16,048,110, including shares issuable upon exercise of outstanding options and warrants, settlement of vested but unsettled restricted stock units, and conversion of Series B preferred stock. As of December 31, 2025, the Company had 9,742,157 common stock issued and outstanding, with no treasury shares held.

Additional paid-in Capital

Stock-based compensation expense recorded in APIC was $6,438 thousand and $7,043 thousand for the three and nine months ended September 30, 2026, compared to $0 thousand in the three and nine months ended September 30, 2025. Professional fees recorded in APIC were $164 thousand related to shares of common stock issued for services, and $5,000 thousand related to shares of common stock issued as consideration for merger-related services, with the amounts attributable to common stock recorded net of par value. On September 30, 2026 the Company recorded $14,410 thousand in APIC in connection with the merger. As of September 30, 2026 and December 31, 2025, APIC was $35,234 thousand and $4,369 thousand, respectively.

Simple agreements for future equity ("SAFEs")

In 2024, Legacy OpenWorld issued SAFEs for $2,000 thousand with a $20,000 thousand post-money valuation cap in which holders agreed to receive shares on a future equity financing, liquidity event or dissolution; on dissolution or liquidity they receive the greater of their purchase amount or the as-converted amount. SAFEs rank junior to debt, pari passu with other SAFEs and preference shares, and senior to ordinary shares. Legacy OpenWorld concluded they qualify for equity classification under ASC 480, ASC 815 and ASC 505.

During the nine months ended September 30, 2026, Legacy OpenWorld issued additional SAFEs for $1,550 thousand on substantially consistent terms with a $150,000 thousand post-money valuation cap.

In June 2026, SAFE holders signed amendments, contingent on closing the planned equity financing, to convert outstanding SAFEs into ordinary shares at the initial closing and to reduce the $150,000 thousand cap to $135,000 thousand.

On July 23, 2026, all outstanding SAFEs were converted into ordinary shares of Legacy OpenWorld, which were subsequently exchanged for approximately 1,528 thousand shares of common stock of the Company upon closing of the Merger.

The carrying amount of the SAFEs was reclassified to ordinary share capital and additional paid-in capital upon conversion.

As of September 30, 2026, no SAFEs remained outstanding.

Stock options and restricted shares

In 2025, Legacy OpenWorld adopted the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”), which provided for the issuance of equity-based awards to eligible employees, directors and consultants.

On September 30, 2026, in connection with the reverse acquisition, the Company assumed all outstanding stock options granted under the 2025 Plan. These options were converted into options to purchase shares of the Company's common stock, with the number of underlying shares and exercise prices adjusted based on the merger exchange ratio. The assumed options retained substantially the same vesting terms and became governed by the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

The Company's equity-based compensation arrangements following the merger are administered under the 2020 Plan.

•	Options:

o	On December 10, 2025, 1,075,593 options were granted at an exercise price of $2.18 with service-based vesting. Black-Scholes inputs: risk-free rate 3.84%, volatility 75%, expected term six years, dividend yield 0%. Weighted-average grant-date fair value was $1.49 per option.

o	On August 25, 2026, an additional 1,072,039 stock options were granted at an exercise price of $6.51 per share with service-based vesting. Black-Scholes inputs: risk-free rate 4.42%, volatility 83%, expected term six years, dividend yield 0%. Weighted-average grant-date fair value was $4.74 per option.

o	During the three and nine months ended September 30, 2026, Legacy OpenWorld cancelled 51,539 previously granted unvested stock options in connection with the termination of a service arrangement. The Company recognizes forfeitures as they occur and adjusted the related stock-based compensation expense accordingly.

•	Restricted shares and restricted stock units:

o	On December 10, 2025, 1,995,334 restricted ordinary shares were issued at a grant-date fair value of $2.18, with service vesting (one-year cliffs and three- or four-year periods for certain recipients; some shares fully vested at issuance).

o	On August 25, 2026, 509,594 restricted ordinary shares were issued at a grant-date fair value of $6.51, with service vesting (one-year cliffs and three- or four-year periods for certain recipients; some shares fully vested at issuance)

o	At September 30, 2026, 2,432,136 restricted shares of common stock were vested and 72,791 unvested. Unrecognized compensation cost was about $192 thousand, to be recognized over about 2.21 years.

o	As of September 30, 2026, 9,690 restricted stock units were vested.

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2026	2025	2026	2025
Stock options	$3,084	$-	$3,340	$-
Restricted shares	3,354	-	3,703	-
Total	$6,438	$-	$7,043	$-

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $2,851 thousand related to stock options and $3,157 thousand related to restricted shares granted on August 25, 2026. These amounts represent cumulative adjustments to recognize compensation expense attributable to services rendered prior to the grant date, as the service inception date preceded the grant date.

2020 Plan

On August 14, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and on September 30, 2020, the Company’s stockholders approved the 2020 Plan, which authorizes the potential issuance of up to 106,911 shares of common stock. Upon effectiveness of the 2020 Plan, the 2017 Plan was terminated. Shares of common stock underlying existing awards under the 2017 Plan may become available for issuance pursuant to the terms of the 2020 Plan under certain circumstances. Employees and non-employee directors of the Company or its affiliates, and other individuals who perform services for the Company or any of its affiliates, are eligible to receive awards under the 2020 Plan at the discretion of the Board of Directors or the Board’s Compensation Committee.

On March 28, 2022, the Company’s Board of Directors adopted the First Amendment to the 2020 Plan and on June 9, 2022, the Company’s stockholders approved the First Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 206,911 shares of common stock and extended the term of the 2020 Plan to June 9, 2023. On April 17, 2023, the Company’s Board of Directors adopted the Second Amendment to the 2020 Plan and on June 6, 2023, the Company’s stockholders approved the Second Amendment to the 2020 Plan, which increased the shares authorized for potential issuance under the 2020 Plan to 306,911 shares of common stock and extended the term of the 2020 Plan to June 6, 2033, and increased the annual cap on director compensation by $50 thousand. On March 18, 2024, the Company’s Board of Directors adopted the Third Amendment to the 2020 Plan, which on June 4, 2024, was approved by the Company’s stockholders, which increased the shares authorized for potential issuance under the 2020 Plan to 406,911 shares of common stock and extended the term of the 2020 Plan to June 4, 2034. On April 13, 2026, the Company’s Board of Directors adopted the Fourth Amendment to the 2020 Plan (the “Fourth Amendment” to increase the shares authorized for issuance under the 2020 Plan by 1,618,254 shares of common stock and extend the term of the 2020 Plan to the tenth anniversary of the date stockholder approval was obtained. On September 28, 2026, the Company’s stockholders approved the Fourth Amendment , increasing the shares authorized for issuance under the 2020 Plan to 2,025,165 shares of common stock and extending the term of the 2020 Plan to September 28, 2036. On September 29, 2026, the Company effected a one-for-ten (1:10) reverse stock split of its common stock (the “Reverse Stock Split”). The shares described above reflect the shares as adjusted for Reverse Stock Split. As of September 30, 2026, 1,774,817 shares of common stock remained available for future issuance under the 2020 Plan.

The 2020 Plan, as amended, is administered by the Compensation Committee which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

Dividends

See Note 10 – Dividend Payable for additional information regarding the dividend obligation assuming in connection with the Merger.

No dividends were declared or paid by Legacy Open World in the three and nine months ended September 30, 2026, compared to $4,921 thousand for the three and nine months ended September 30, 2025.

Warrants

On September 30, 2026, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $6.70 per share in connection with consulting services. The warrants vest in eight equal quarterly installments over 24 months and expire five years from issuance. The warrants were measured at grant-date fair value using the Black-Scholes option pricing model and accounted for as equity-classified awards under ASC 718, Compensation—Stock Compensation. The aggregate grant-date fair value of the warrants was $618 thousand, which will be recognized as stock-based compensation expense over the requisite service period. No expense was recognized related to these warrants during the three and nine months ended September 30, 2026.

On September 30, 2026, in connection with the reverse acquisition, the Company assumed an outstanding inducement warrant originally issued by VerifyMe, Inc. to purchase 146,190 shares of common stock at an exercise price of $40.00 per share. Upon completion of the merger, the change in control provision in the warrant agreement allowed the warrant holder to require the Company to repurchase the outstanding warrant for cash based on its Black-Scholes value during the 30 days following the effective date of the merger, through October 30, 2026. Accordingly, the Company recognized a warrant liability of $891 thousand at fair value as part of the reverse acquisition. See Note 19 for additional information.

On September 30, 2026, in connection with the Merger, the Company assumed outstanding warrants originally issued by VerifyMe, Inc. to purchase up to an aggregate of 9,331 shares of common stock at a purchase price of $32.15 per warrant.  The warrants expire on October 14, 2027.

NOTE 14 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, other receivables, investments, accounts payable and accrued liabilities, notes payable, dividends payable, lease liabilities, warrants and derivative instruments. Except as noted below, the carrying amounts of these instruments approximate their fair values due to their short maturity. The fair value of long-term lease liabilities also approximates carrying amounts because changes in interest rates and the Company's credit risk since inception have been insignificant.

In addition to financial instruments, the Company holds crypto assets measured at fair value under ASC 350-60, Intangibles—Goodwill and Other— Crypto Assets.

The Company follows ASC 820, Fair Value Measurements, and applies it to all assets and liabilities that are being measured and reported on a fair value basis. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

September 30, 2026	Level 1	Level 2	Level 3	Total
Accounts receivable – crypto assets	$–	$730	$–	$730
Crypto assets	641	–	–	641
Warrants receivable	–	1	–	1
Total assets	$641	$731	$-	$1,372
Warrants liability	$–	$–	$891	$891
Total liabilities	$–	$731	$891	$891

December 31, 2025	Level 1	Level 2	Level 3	Total
Accounts receivable – crypto assets	$–	$1,212	$–	$1,212
Crypto assets	923	–	–	923
Shares and warrants receivable	156	430	–	586
Investment – current portion	539	–	–	539
Loans receivable	–	814	–	814
Total assets	$1,618	$2,456	$–	$4,074
Total liabilities	$–	$–	$–	$–

Warrant Liability – Level 3 Fair Value Measurement

In connection with the business combination completed on September 30, 2026, the Company assumed a warrant liability with an estimated acquisition-date fair value of $891 thousand.  Pursuant to the terms of the warrant agreement, upon the effective date of the Merger, the holder obtained the right to redeem the warrants for cash in an amount equal to their then-current Black-Scholes value. The cash redemption period expired on October 30, 2026, without the holder exercising its redemption right. The fair value of the warrant liability at September 30, 2026 was determined using the Black-Scholes option-pricing model, which incorporated the Company's common stock price, expected stock price volatility, risk-free interest rate, remaining contractual term, and other applicable warrant provisions. Expected stock price volatility was estimated using historical prices and represented an unobservable input in the valuation. The warrant liability at September 30, 2026 was classified within Level 3 of the fair value hierarchy due to the use of an unobservable input in determining its fair value.

The following table summarizes the changes in the Level 3 warrant liability during the nine months ended September 30, 2026 (in thousands):

Warrant Liability
Balance at December 31, 2025	$–
Warrants assumed in business combination	891
Change in fair value	–
Balance at September 30, 2026	$891

The warrant liability was initially recognized at fair value on September 30, 2026, the date of the business combination. Accordingly, no change in fair value was recognized in earnings during the three or nine months ended September 30, 2026.

Business Combination Fair Value Measurements

In connection with the business combination completed on September 30, 2026, the Company recognized identifiable intangible assets with an aggregate acquisition-date fair value of $6,837 thousand. These assets were measured at fair value as part of the acquisition accounting under ASC 805, Business Combinations, and are not subsequently measured at fair value on a recurring basis. Accordingly, these assets are excluded from the recurring fair value hierarchy tables above. Refer to Note 2 – Business Combination and the Company's intangible assets footnote for additional information regarding the acquired intangible assets.

NOTE 15 – INVESTMENTS

Current investments (IPST)

In August 2025, Legacy OpenWorld entered into a Strategic Advisory and Implementation Agreement with IP Strategy Holdings, Inc. (formerly Heritage Distilling Holding Company, Inc.) ("IPST"), under which it is entitled to 5,000 IPST shares and warrants to purchase 20,000 shares at $4.00 per share (five-year term, time-based and market-performance vesting). Also in August 2025, Legacy OpenWorld acquired 17,286 IPST shares for $4,178 thousand. Share amounts are adjusted for IPST's one-for-twenty reverse splits on November 5, 2025 and April 23, 2026. During the nine months ended September 30, 2026, Legacy OpenWorld received 5,000 additional IPST shares (carrying value $169 thousand) in settlement of a share receivable. During this period, Legacy OpenWorld also exercised certain IPST warrants and sold its IPST common shares. As of September 30, 2026, the Company held no remaining IPST common shares or warrants. Shares are Level 1; warrants are Level 2 (option pricing model). Carrying value was $0 as of September 30, 2026 (December 31, 2025: $1,125 thousand); for the three and nine months ended September 30, 2026, the Company recognized a fair value gain of $339 thousand and a fair value loss of $1,809 thousand, respectively.

	IPST shares receivable	IPST warrants receivable	Investment in IPST shares	Total
Beginning balance	$156	$430	$539	$1,125
Additions	–	1,249	–	1,249
Settlement of shares receivable	(169)	–	169	–
Exercise of warrants	-	(235)	235	-
Change in fair value	13	(1,444)	(378)	(1,809)
Sale of shares	-	-	(565)	(565)
Ending balance	$–	$-	$-	$-
Ending units	–	-	-	-

Other warrants receivable of $1 thousand, representing the total carrying value of current investments and warrants receivable.

Non-current investments

Carrying value was $100 thousand for the three and nine months ending September 30, 2026, including $100 thousand in SAFEs issued by two private companies, accounted for under the ASC 321, Investments—Equity Securities. No observable price changes or impairments were identified. In connection with a SAFE with an unrelated private entity, the Company also holds a Token Warrant to acquire tokens upon a future Token Generation Event. It is a derivative under ASC 815, Derivatives and Hedging with a fair value of $0 at September 30, 2026 (Level 3) given the lack of an active token market and uncertainty about the timing of any TGE.

NOTE 16 – CRYPTO ASSETS AND ASSOCIATED RISKS

There were no material changes to the risks described in the audited annual financial statements for the year ended December 31, 2025. The Company remains exposed to cybersecurity risks, including unauthorized access, malware and denial-of-service attacks affecting the Company, its counterparties or crypto asset issuers; political, legal and regulatory risks arising from the evolving regulatory environment for crypto assets; counterparty and wallet risks, including security breaches, contractual defaults and concentration of assets with third-party service providers; risks associated with the loss, theft or compromise of private keys, which may result in the irreversible loss of crypto assets; and price volatility resulting from market conditions, liquidity, changes in supply and demand, regulatory developments and other economic factors.

The Company holds crypto assets for its own operational and business purposes and does not custody, hold or safeguard crypto assets on behalf of customers or other third parties. Accordingly, the Company has not identified any obligations arising from customer crypto asset safeguarding arrangements requiring recognition under ASC 450, Contingencies, or ASC 460, Guarantees.

NOTE 17—INCOME TAXES

There are no taxes payable as of September 30, 2026, or December 31, 2025.

Certain federal net operating loss (“NOL”) carryforwards attributable to legacy VerifyMe will expire at various dates through 2037, while others may be carried forward indefinitely, subject to applicable limitations. The Company uses the federal statutory income tax rate of 21% in measuring its U.S. federal deferred tax assets.

For the three and nine months ended September 30, 2026, the Company's effective income tax rate was 0%, compared to the U.S. federal statutory rate of 21%. The difference was primarily attributable to pretax losses generated by Legacy OpenWorld's operations in the Cayman Islands, which are not subject to income tax. Accordingly, these losses did not give rise to a corresponding income tax benefit.

In connection with the September 30, 2026 merger, the Company assumed a deferred tax liability of $993 thousand attributable to legacy VerifyMe. Management is evaluating the impact of this deferred tax liability on the realizability of the Company's deferred tax assets and the related valuation allowance as part of the provisional acquisition accounting. The Company expects to finalize this assessment during the fourth quarter of 2026.

No income tax benefit was recognized for the three and nine months ended September 30, 2026, due to uncertainty regarding the realizability of these deferred tax assets. As of September 30, 2026, the Company had no unrecognized tax benefits.

Utilization of the Company's NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions. Generally, an ownership change under Section 382 occurs when certain shareholders increase their ownership by more than 50 percentage points over a rolling three-year period. The Merger was completed on September 30, 2026, and may constitute an ownership change for purposes of Section 382. Accordingly, the Company's ability to utilize its NOL carryforwards in future periods may be limited. The Company is evaluating the potential impact of the Merger on its NOL carryforwards and related deferred tax assets.

On September 30, 2026, the Company completed its merger with VerifyMe which was accounted for as a reverse acquisition under ASC 805, Business Combinations, with Legacy OpenWorld identified as the accounting acquirer and VerifyMe as the accounting acquiree. In connection with the merger, goodwill of $7,318 thousand was provisionally recognized, representing the excess of the consideration transferred over the preliminary fair value of the identifiable net assets acquired. Goodwill is not amortized for financial reporting purposes but is subject to annual impairment testing, or more frequently if events or circumstances indicate that impairment may have occurred. The transaction is assumed to qualify as a tax-free reorganization and, accordingly, is not expected to result in a step-up in the tax basis of the acquired assets. As a result, the goodwill recognized in connection with the merger is not expected to be deductible for income tax purposes. The acquisition accounting, including the determination of the fair values of assets acquired and liabilities assumed and the related income tax implications, remains provisional as of September 30, 2026. The Company expects to finalize its acquisition accounting during the fourth quarter of 2026, and any resulting adjustments will be reflected in accordance with the measurement period provisions of ASC 805.

In accordance with ASC 740, Income Taxes, the Company records a valuation allowance against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not utilize any NOL deductions for the three or nine months ended September 30, 2026.

NOTE 18 – STRATEGIC AGREEMENTS

During the nine months ended September 30, 2026, the Legacy OpenWorld entered into arrangements relating to the structuring, development and implementation of tokenized real-world asset financing programs involving Eidos Foundation and unrelated third-party companies. The Company's activities include transaction structuring, technology and platform integration, implementation, reporting and administrative services. The proposed financing programs encompass various real-world assets, including energy infrastructure and intellectual property. Certain programs remain subject to definitive documentation, financing and other customary conditions.

On May 5, 2026, Legacy OpenWorld entered into an agreement with Figure Technology Solutions, Inc. for the tokenization and trading of the Company's equity securities in connection with the Merger, contemplating use of Figure's Onchain Public Equity Network ("OPEN"). No assets or liabilities were recognized at September 30, 2026.

On July 24, 2026, the Legacy OpenWorld entered into agreements with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited for a share subscription facility of up to $50,000 thousand. Under the agreements, following an initial listing on a nationally recognized U.S. exchange, the Company would have had the right, but not the obligation, to require GEM to subscribe for ordinary shares over a 36-month period. The agreements also provided for the issuance of a warrant to GEM Yield Bahamas Limited representing 2.2% of shares of common stock upon listing, together with customary registration rights. On September 14, 2026, Legacy OpenWorld delivered notice of termination of the Share Purchase Agreement, which became effective September 19, 2026.

NOTE 19 – SUBSEQUENT EVENTS

Dividend

On September 18, 2026, the Board of the Company declared a special cash dividend of $1.50 per share, as adjusted by the Reverse Stock Split ratio (the “Dividend”), to be distributed pro-rata per share of the Company's common stock to (i) holders of common stock, and (ii) holders of the Series B Convertible Preferred Stock, par value $0.001 per share, on an as-converted basis. The payment of the Dividend was conditioned upon the closing of the Merger which occurred at 11:00 a.m., Eastern Time, on September 30, 2026. As such, the Dividend was paid on October 2, 2026, to all stockholders of record as of the close of business on September 29, 2026.

Blockchain Common Stock

On October 16, 2026, the Company's stockholders approved amendments to its Articles of Incorporation authorizing 500,000,000 shares of blockchain common stock, par value $0.001 per share, and permitting certain distributions under Nevada law. Upon effectiveness, the Company's authorized capital stock will consist of 675,000,000 shares of common stock, 500,000,000 shares of blockchain common stock and 75,000,000 shares of preferred stock, each with a par value of $0.001 per share. The amendments remain subject to effectiveness following completion of the applicable Schedule 14C notice period and filing with the Nevada Secretary of State.

Notes Payable

On October 23, 2026, the board of directors an extension of the maturity date of the outstanding $1,500 thousand principal balance under the loan agreement with Webslinger Holdings Inc., as discussed in Note 9, from November 2, 2026 to January 31, 2027. All other terms of the loan remained unchanged.

On November 6, 2026, the Company repaid in full the outstanding principal balance of $250 thousand and accrued interest under the loan agreement with POMA Enterprises Ltd., as discussed in Note 9.

Blocksight Acquisition

On October 27, 2026, the Company completed the acquisition of 100% of the outstanding equity interests of Blocksight Holdings Co. (“Blocksight”), a software development company, pursuant to an Agreement and Plan of Merger dated October 16, 2026. Following the transaction, Blocksight became a wholly owned subsidiary of the Company. The acquisition was undertaken primarily to expand the Company's software engineering and development capabilities.

In connection with the transaction, the Company issued 641,924 shares of common stock on November 2, 2026, representing an aggregate quoted market value of approximately $0.96 million based on the Company's closing share price of $1.49 on October 27, 2026, the acquisition date. Of these shares, 275,110 are subject to vesting conditions, including continued employment requirements. Management is evaluating the accounting treatment of these awards, including the portion attributable to post-acquisition compensation. The transaction also includes aggregate contractual cash payment obligations of $3.0 million over a period of up to 36 months following closing. Based on the related employment arrangements, $1.5 million consists of signing and installment bonuses that are not contingent upon continued employment, while the remaining $1.5 million consists of retention bonuses contingent upon continued employment through the applicable payment dates.

Management is evaluating whether the transaction should be accounted for as an asset acquisition or a business combination under ASC 805. The assessment remains subject to completion of the evaluation of the acquired activities, inputs and substantive processes.

As of the issuance date of these financial statements, management has not completed the acquisition accounting, including the determination of the portion of the contractual equity and cash arrangements attributable to acquisition consideration versus post-acquisition compensation, or the identification and measurement of assets acquired and liabilities assumed. Accordingly, the Company is unable to provide a preliminary allocation of acquisition consideration to individual assets acquired and liabilities assumed, including identifiable intangible assets, or determine any resulting goodwill or gain if the transaction is ultimately classified as a business combination. These amounts are unavailable because the relevant accounting assessments and valuations remain incomplete.

The transaction occurred subsequent to September 30, 2026 and, accordingly, has not been recognized in the accompanying condensed consolidated financial statements. The Company expects to complete its accounting assessment in the fourth quarter of 2026.

Registered Direct Offering

On October 30, 2026, the Company completed a registered direct offering pursuant to a securities purchase agreement with an institutional investor. In connection with the offering, the Company issued (i) 1,494,084 shares of common stock, (ii) pre-funded warrants to purchase up to 1,023,901 shares of common stock, (iii) Series A warrants to purchase up to 2,517,985 shares of common stock, and (iv) Series B warrants to purchase up to 2,517,985 shares of common stock. Maxim Group LLC acted as the exclusive placement agent for the offering.

The pre-funded warrants have an exercise price of $0.0001 per share and are exercisable immediately, subject to beneficial ownership limitations. The Series A warrants have an exercise price of $1.53 per share, become exercisable upon receipt of stockholder approval, and expire five years following their initial exercise date. The Series B warrants are subject to the exercise, adjustment, and other provisions set forth in the warrant agreements. The warrants generally include beneficial ownership limitations of 4.99%, which may be increased to 9.99% upon 61 days' prior notice, as applicable.

The Company received approximately $3.5 million in gross proceeds from the offering. After deducting placement agent fees and offering expense reimbursements, net proceeds were approximately $3.18 million, before other transaction costs. The proceeds are intended to be used for general corporate purposes and working capital.

Management is evaluating the accounting classification of the warrants under ASC 480 and ASC 815-40. Based on its preliminary assessment, management expects the pre-funded warrants and Series A warrants to qualify for equity classification, subject to completion of its review of the applicable contractual provisions. The classification of the Series B warrants remains under evaluation, including the impact of applicable exercise, adjustment, and settlement provisions.

The offering was completed subsequent to September 30, 2026, and accordingly, no amounts related to the offering were recognized in the Company's condensed consolidated financial statements as of September 30, 2026.

Warrant Repurchase Right

On October 30, 2026, the repurchase right associated with the warrant assumed in connection with the reverse acquisition expired without being exercised by the warrant holder. As a result, the Company is no longer subject to the related repurchase obligation. The related warrant liability remained outstanding as of September 30, 2026. Following expiration of the repurchase right, the Company will remeasure the warrant liability to fair value, recognize any changes in earnings, and reclassify the resulting amount to equity in the fourth quarter of 2026.

Settlement of Vested Restricted Stock Units

On October 30, 2026 the Company issued 6,831 shares of common stock to Scott Greenberg, a former director of the Company, in settlement of previously vested restricted stock units. The issuance did not represent a new equity award.

Stockholder Approval of Warrant Issuances

On November 3, 2026, stockholders representing a majority of the Company's voting power approved, by written consent, the issuance of up to 2,517,985 shares of common stock upon exercise of the Series A Warrants and up to 2,517,985 shares upon exercise of the Series B Warrants issued in connection with the October 30, 2026 registered direct offering. The approval was obtained in accordance with Nasdaq Listing Rule 5635(d) and will become effective following the applicable 20-day notice period under Rule 14c-2 of the Securities Exchange Act of 1934.

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued. Except as otherwise disclosed, no additional events were identified that required recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our unaudited condensed consolidated financial statements and notes in Part I, Item 1, and the audited consolidated financial statements for the year ended December 31, 2025. Variances and percentages below are computed from the statements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "may," "estimate," "continue," "could," "can," "potential," "will," "would," "expect," “intend,” “focus,” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, sources of future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements.

Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our history of net losses, our accumulated deficit of $18.7 million, and our need for additional capital, including our ability to repay or extend the $1.5 million loan from Webslinger Holdings Inc., now maturing January 31, 2027;
•	volatility in the price and liquidity of crypto assets, including GWEI and IO, which we hold and receive as consideration, and the effect of that volatility on our revenue, receivables and fair value adjustments;
•	customer concentration, including one customer accounting for 86% of revenue in the quarter, and the collectability of our crypto-denominated receivables;
•	our ability to satisfy the remaining performance obligations under our RWA contractual arrangements, including approximately $21.21 million of remaining transaction price allocated to unsatisfied or partially unsatisfied performance obligations as of September 30, 2026, and to generate recurring revenue from OpenWorld Enterprise;
•	significant related-party transactions and relationships, including with Webslinger Holdings Inc., Eidos Foundation, Mosaic Capital Inc. and mCloud Technologies Saudi Arabia;
•	custodial, cybersecurity, regulatory and private-key risks inherent in holding crypto assets;
•	changes in laws and regulations affecting crypto assets and real-world asset tokenization; and
•	the other risks described under "Risk Factors" in this report.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this report, our Registration Statement on Form S-4/A declared effective as of August 12, 2026, and our other filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview and Operating History

OpenWorld, Inc. (“OpenWorld”), a Nevada corporation, is a technology-powered digital assets and blockchain innovation company operating at the intersection of institutional capital markets, enterprise blockchain infrastructure, and RWA tokenization. Since 2023, based on publicly reported peak fully diluted token network values, OpenWorld has supported blockchain projects representing an estimated aggregate network value of over $66 billion in reported token network value.

OpenWorld’s mission is to enable the creation and deployment of next generation financial products powered by blockchain technology. OpenWorld has been a strategic partner for numerous high-stakes launches by high-value ecosystem projects. OpenWorld’s capabilities empower enterprises, public companies, and sovereign-related entities to structure, launch, and scale digital asset networks and tokenized offerings. OpenWorld continues to serve and pursue token launch clients, supporting enterprises, public companies, and sovereign-related entities in structuring, launching, and scaling digital asset networks and tokenized offerings. OpenWorld leverages its trusted and long-standing relationships within the digital asset community to drive client engagement, including connections with centralized and decentralized exchanges, legal advisors, market makers, and marketing partners.

OpenWorld’s business is structured around three complementary verticals and the newly integrated PeriShip Global platform. The three verticals are: Digital Assets & Capital Markets Infrastructure (“DACM”), OpenWorld’s foundational origination engine; Advisory & Onboarding (“OpenWorld Labs”), the innovation incubator that develops new products and provides governance infrastructure for decentralized protocols; and OpenWorld Enterprise™ (“OWE”), a co-principal and co-architect platform that is being developed to identify, structure, deploy, and manage enterprise-grade blockchain initiatives across RWAs, sovereign infrastructures, and financial services. These three verticals foster a compounding system: DACM generates institutional credibility and relationships that may unlock OWE mandates; OpenWorld Labs incubates products that are capable of graduating into the OWE vertical when commercially viable; and OWE’s platform is being designed to be replicated across jurisdictions at a marginal incremental cost and to generate high-margin recurring platform fees over time. These verticals are intended to represent a progression from project-based revenue generation to software-enabled platform economics that continue to accrue over time, with DACM driving repeatable activities, OpenWorld Labs supporting early-stage product development, and OWE designed to scale into recurring platform-based revenue over time.

OpenWorld’s go-to-market strategy is built around the three reinforcing verticals described above. OpenWorld expects its growing RWA infrastructure and platform services business to serve as a primary driver of future revenue and provide financial resources to support the continued development and expansion of the OWE platform.. OWE engagements that are in development will be built on OpenWorld’s proprietary technology platform that can be replicated across jurisdictions at a marginal incremental cost, compounding recurring platform fee revenues without proportional cost growth. OpenWorld’s marketing strategy emphasizes regulatory alignment and institutional-grade controls, positioning OpenWorld as a business-to-business partner to corporations, financial sponsors, and public-sector stakeholders pursuing on-chain finance initiatives.

Additionally, in connection with the consummation of the Merger (as defined below), OpenWorld’s business now integrates VerifyMe’s proprietary PeriShip IT platform as a blockchain solution for the tokenization of energy intensive assets. PeriShip Global LLC (“PeriShip Global”) is a fully-owned subsidiary which provides value-added service for sensitive parcel management driven by a proprietary software platform that provides predictive analytics from key metrics such as pre-shipment weather analysis, flight-tracking, sort volumes, and traffic, delivered to customers via a secure portal. The portal provides real-time visibility into shipment transit and last-mile events which are supported by a service center.

PeriShip Global specializes in predictive analytics for optimizing delivery of time and temperature sensitive perishable products. With the PeriShip Global platform, we manage complex industry-specific shipping logistic processes that require critical time, temperature control and handling to prevent spoilage and delayed delivery times and brand impairment. Utilizing predictive analytics from multiple data sources including flight-tracking, weather, traffic, major carrier feeds, and time of day data, we are able to provide our clients with an end-to-end vertical approach for their most critical service delivery needs. Using this proprietary IT platform, we provide real-time information and analysis to mitigate supply chain flow interruption, as well as delivering last-mile resolution for key markets, including the perishable healthcare and food industries. Through our proprietary PeriTrack® customer dashboard, we provide an integrated tool that gives our customers an in-depth look at their shipping activities and allows them access to critical information in support of the specific needs of the supply chain stakeholders. We offer post-delivery services such as customized reporting for trend analysis, system performance reports, power outage maps, and other tailored reports.

Recent Developments

Registered Direct Offering

As previously disclosed, on October 29, 2026, the Company  entered into a placement agency agreement (the “Placement Agreement”) with Maxim Group LLC (the “Placement Agent”) pursuant to which the Placement Agent agreed to serve as the sole placement agent, on a “reasonable best efforts” basis, in connection with the registered direct public offering (the “Offering”) of 1,494,084 shares (“Shares”) of common stock, par value $0.001 per share (“Common Stock”), 1,023,901 shares of Common Stock underlying pre-funded warrants in lieu of shares of common stock (the “Pre-Funded Warrants”), together with Series A common stock purchase warrants (“Series A Warrants”) to purchase up to an aggregate of 2,517,985 shares of common stock, and Series B common stock purchase warrants (the “Series B Warrants”, together with the Series A Warrants the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase up to an aggregate of 2,517,985 shares of common stock, in a registered direct offering priced at-the-market under Nasdaq rules. Also on October 29, 2026, in connection with the Offering, the Company entered into a securities purchase agreement (“Purchase Agreement”) with a certain institutional investor (“Purchaser”). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share, and accompanying Common Warrants, is being sold at an offering price of $1.39 and each Pre-Funded Warrant, and accompanying Common Warrants, is being sold at an offering price of $1.3899 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Furthermore, the Series A Warrants will have an exercise price of $1.53 per share, will be subject to shareholder approval, and will expire five years from the date of shareholder approval. The Series B Warrants will have an exercise price of $1.39 per share, will be subject to shareholder approval, and will expire eighteen months from the date of shareholder approval.

On October 30, 2026, the Company closed the Offering, and in connection with the closing, sold and issued to the Purchaser, 1,494,084 Shares of Common Stock, a Pre-Funded Warrant to purchase 1,023,901 shares of Common Stock, a Series A Warrant to purchase 2,517,985 shares of Common Stock, and a Series B Warrant to purchase 2,517,985 shares of Common Stock, each at an offering price and on the terms as previously disclosed. The Company received gross proceeds from the Offering, before deducting placement agent fees and other offering expenses payable by the Company, of approximately $3.5 million.

On November 3, 2026, stockholders representing a majority of the Company's voting power approved, by written consent, the issuance of up to 2,517,985 shares of common stock upon exercise of the Series A Warrants and up to 2,517,985 shares upon exercise of the Series B Warrants issued in connection with the Offering. The approval was obtained in accordance with Nasdaq Listing Rule 5635(d) and will become effective following the applicable 20-day notice period under Rule 14c-2 of the Securities Exchange Act of 1934.

Departure of Chief Financial Officer; Appointment of Chief Financial Officer

As previously disclosed, on October 22, 2026, the Board of the Company removed Jennifer Cola as Chief Financial Officer of the Company effective as of October 23, 2026. Ms. Cola remains employed by the Company pursuant to the terms of her employment agreement. Effective October 23, 2026, the Board of Directors of the Company approved the appointment of Gerard Hernandez as the Company's Chief Financial Officer.

Blocksight Merger

As previously disclosed, on October 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Blocksight Merger Agreement”) to acquire Blocksight Holdings Co., a Delaware corporation (“Legacy Blocksight”), through OpenWorld Subco (US) Inc., a Delaware corporation and wholly owned subsidiary of the Company (“OW Merger Sub”).

On October 27, 2026, pursuant to the Blocksight Merger Agreement, OW Merger Sub merged with and into Legacy Blocksight, with Legacy Blocksight surviving as a wholly owned subsidiary of the Company (the “Blocksight Merger”).

Pursuant to the Blocksight Merger Agreement, the transaction consideration includes 641,924 shares of the Company’s common stock, representing 4% of the Company’s fully diluted capitalization immediately following the previously completed merger between the Company and Legacy OpenWorld, together with $3.0 million in contractual cash payments over 36 months. The cash payments consist of $500 thousand payable within 60 days of closing, $500 thousand at 12 months, $1.0 million at 24 months, and $1.0 million at 36 months following closing. Certain payments are subject to continued employment and other contractual conditions.

The Company is evaluating the accounting treatment of the Blocksight Merger, including the allocation of transaction consideration and the determination of amounts attributable to post-acquisition compensation arrangements. The accounting assessment remains preliminary as of the date of these financial statements.

Merger Agreement

As previously disclosed, on February 11, 2026, legacy VerifyMe, Inc., entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with VRME Subsidiary Corp., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Legacy OpenWorld.

On September 30, 2026, in accordance with the terms of the Merger Agreement, among other things, Merger Sub merged with and into Legacy OpenWorld, with Legacy OpenWorld surviving the merger as a wholly owned direct subsidiary of VerifyMe (the “Merger”). The Merger closed and became effective at 11:00 a.m., Eastern Time, on September 30, 2026 (the “Effective Time”), at which time our business became primarily the business conducted by Legacy OpenWorld. We are now a technology-powered digital assets and blockchain innovation company that co-architects and takes principal positions in enterprise blockchain initiatives alongside sovereign governments, institutional partners, and major enterprises. In connection with the completion of the Merger, we changed our name from “VerifyMe, Inc.” to “OpenWorld, Inc

At the Effective Time of the Merger, each outstanding ordinary share of Legacy OpenWorld was converted into a share of legacy VerifyMe common stock at a ratio of 1:77.27. As a result of the Merger and the issuance of the merger consideration, immediately upon the Effective Time of the Merger: (i) holders of equity interests in Legacy OpenWorld were issued 11,686,124 shares of common stock, held options assumed by the combined company exercisable for an additional 2,096,093 shares of common stock, and owned approximately 85.88% of the fully diluted equity of the combined company; (ii) certain business partners and consultants Legacy OpenWorld was contractually obligated to issue warrants upon the combined company’s successful listing on Nasdaq were issued warrants exercisable for an aggregate of 100,000 shares of common stock and warrants covering an additional 200,000 shares of common stock were contemplated in the merger capitalization but were not issued; (iii) Maxim Partners LLC, who served as financial advisor to Legacy OpenWorld, was issued 361,082 shares of common stock and owned approximately 2.25% of the fully diluted equity of the combined company; and (iv) holders of equity interests in legacy VerifyMe continued to hold 1,425,154 shares of common stock, equity interest convertible into an aggregate of 179,657 share of common stock, and owned approximately 10% of the fully diluted equity of the combined company. Immediately after giving effect to the Merger, there were approximately 13,472,360 shares of the combined company common stock issued and outstanding with an aggregate of 16,048,110 shares, including 200,000 shares underlying contemplated warrants that were not issued. These numbers include shares of common stock that we issued upon vesting and settlement of certain outstanding legacy VerifyMe equity awards at the effective time of the Merger.

Nasdaq Ticker Symbol Change

Effective October 1, 2026, our common stock began to trade on The Nasdaq Capital Market on a post-Merger basis under the ticker symbol “OPNW,” represented by the CUSIP number 92346X305.

Reverse Stock Split

As previously disclosed, on September 29, 2026, prior to the effective time of the Merger, the Company effected a one-for-ten (1:10) reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split applied to the outstanding shares of legacy VerifyMe only. Historical share and per-share amounts attributable to Legacy OpenWorld have been retrospectively adjusted to reflect the exchange ratio of 77.27 shares of the Company’s common stock for each Legacy

Blockchain Common Stock

As previously disclosed, on September 30, 2026, the board of directors approved and submitted to the Company’s stockholders for approval Amended and Restated Articles of Incorporation (the “Restated Articles”). On October 16, 2026, stockholders holding approximately 57.57% of the Company’s issued and outstanding shares of common stock representing a majority of the Company’s outstanding voting power approved the Restated Articles by written consent in accordance with Section 78.320 of the Nevada Revised Statutes. The amendments to the Restated Articles provide for:

i.	the authorization of a new form of capital stock called “blockchain common stock” in the amount of 500,000,000 shares, par value $0.001 per share, to serve as a new “blank check” class of capital stock issuable in one or more series; and
ii.	an express election permitting the Company to make distributions that otherwise would be prohibited by NRS 78.288(2)(b).

Upon effectiveness of the Restated Articles, the Company’s authorized capital stock will consist of 675,000,000 shares of Common Stock, par value $0.001 per share, 500,000,000 shares of Blockchain Common Stock, par value $0.001 per share, and 75,000,000 shares of Preferred Stock, par value $0.001 per share.

The Restated Articles will become effective upon filing with the Nevada Secretary of State following the expiration of the applicable notice period under Rule 14c-2 under the Securities Exchange Act of 1934, as amended, and following the mailing of the Company’s definitive Information Statement on Schedule 14C to its stockholders. The definitive Information Statement on Schedule 14C was mailed to our stockholders on October 26, 2026.

Scott Greenberg Resignation

On October 15, 2026, Scott Greenberg notified the Board of the Company of his resignation as a member of the Board and all committees thereof, effective as of October 15, 2026.

Nasdaq Notice

As previously disclosed, on October 26, 2026, the Company received a letter from Nasdaq, notifying the Company that, as a result of the resignation of Scott Greenberg from the Board of Directors of the Company and the Audit Committee of the Board (the "Audit Committee") on October 15, 2026, the Company is not in compliance with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rules 5605(c)(2)(A), which among other items require, that the audit committee consist of at least three members meeting such independence criteria.

Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), the Company intends to rely on the cure period to reestablish compliance with Nasdaq Listing Rule 5605(c)(2)(A). Consistent with Nasdaq Listing Rule 5605(c)(4), the Company has been provided a cure period to regain compliance with Nasdaq Listing Rules 5605(c)(2)(A), until the earlier of the Company's next annual shareholders' meeting, or October 15, 2027; provided, however, that if the Company's next annual meeting of shareholders is held before April 13, 2027, the Company must evidence compliance no later than April 13, 2027. The letter has no immediate effect on the listing or trading of the Company's common stock on Nasdaq.

Trends and Uncertainties Affecting Our Results

Because of our short operating history at scale and the evolving markets in which we operate, our results may not be indicative of future performance, and our forecasts of revenue, costs and cash flows may be less accurate than those of a company with a longer or more predictable history. The factors below have most affected our results and are most likely to affect them going forward.

•	Timing, size and success of client token launches. Our DACM revenue depends in part on the timing, size and success of client token launches, which are difficult to predict and largely outside our control. Changes in client launch schedules, market conditions and demand for token launch services may result in fluctuations in revenue between periods. DACM revenue decreased 85% to $4.3 million for the nine months ended September 30, 2026, while advisory and onboarding revenue decreased 37% to $1.8 million.
•	Timing, size and execution of RWA infrastructure and platform services agreements. Our revenue from RWA infrastructure and platform services depends on the timing, size and execution of client agreements and the progress made toward satisfying contractual performance obligations. For arrangements recognized over time, revenue is recognized as services are performed, based on the Company's measure of progress toward completion. The timing and scope of these engagements may vary based on client requirements, project complexity, regulatory developments and market demand. Changes in project scope, implementation schedules, or the pace of performance may affect the amount of revenue recognized in a reporting period. In addition, contractual billing and collection may depend on Financial Close or other specified events, resulting in differences between revenue recognized and cash collected.
•	Customer and project concentration. One customer accounted for 86% of third-quarter revenue and one customer for 60% of nine-month revenue (Note 4). The loss of, delay in, or change in the relationship with any major customer, or changes in client fundraising conditions, could materially affect revenue and receivables.
•	Crypto market volatility. Declines in crypto markets, post-launch token price performance, and macroeconomic and geopolitical developments influence clients' budgets, launch readiness and engagement decisions on short notice. They also drive the fair value of the crypto assets and crypto-denominated receivables we hold, which produced a net fair value loss of $3.2 million in the nine months ended September 30, 2026.
•	Regulatory developments. Material changes in the regulatory regimes affecting token launches and RWA platforms, or shifts in demand for specialized crypto infrastructure and launch services, could cause our results to differ materially from our expectations.
•	Investment to support growth. Our growth has required, and will continue to require, significant investment in personnel, systems, compliance and partner relationships, as reflected in higher consulting and management fees, professional fees and stock-based compensation. If we do not manage these investments well or realize expected returns, our margins and profitability could be adversely affected. We also expect our expansion into technology design and development and RWA tokenization to require substantial additional capital.
•	Complexity of client engagements. Many engagements, including our significant RWA contractual arrangements, are complex and bespoke. Deviations in scope, delivery or timeline can lead to cost overruns, delays in performance, contractual disputes or reputational harm. Because RWA implementation revenue is recognized over time based on progress toward satisfaction of the applicable performance obligations, changes in the pace of implementation, scope of services, or estimated progress may affect the amount of revenue recognized in a reporting period. Delays in Financial Close or other contractual billing conditions may also affect the timing of invoicing and cash collection without necessarily affecting the timing of revenue recognition.
•	Scaling our operations. Our ability to scale depends on accurately anticipating client demand and on onboarding and retaining specialized talent, maintaining service quality and client satisfaction as volumes increase, enforcing standardized processes and controls across engagements, integrating new technology and partner solutions, expanding our operational, legal and compliance infrastructure across jurisdictions, and the availability and performance of third-party partners and platforms.
•	PeriShip Global Results of Operations. As a result of the Merger closing on September 30, 2026, PeriShip Global operating results will be included in OpenWorld, Inc. consolidated statement of operations for the quarter ended December 31, 2026. The inclusion of PeriShip Global is expected to affect the mix of revenues and may change margins.

Results of Operations

The following discussion analyzes our results of operations for the three months ended September 30, 2026 and 2025.

Revenue

	Three Months Ended September 30
	2026	2025
Digital assets and capital markets infrastructure	$423	$19,963
Real World Asset infrastructure and platform services	6,390	–
Advisory and onboarding	614	790
Total	$7,427	$20,753

Revenue for the three months ended September 30, 2026 was $7,427 thousand, compared to $20,753 thousand for the three months ended September 30, 2025. The decrease was primarily attributable to a $19,540 thousand, or 98%, decline in DACM revenue. The prior-year period benefited from exceptionally high revenue associated with specific token generation events and was not representative of a normalized quarterly revenue level. Revenue from token generation events declined in 2026 due to reduced launch activity amid broader market conditions and continued regulatory uncertainty surrounding digital assets. The timing and magnitude of future token generation events remain difficult to predict, and the Company is increasingly focused on expanding its RWA infrastructure and platform services business.

Advisory and onboarding revenue decreased by $176 thousand, or 22%, primarily due to changes in customer mix and lower revenue from certain new customers. These decreases were partially offset by $6,390 thousand of RWA infrastructure and platform services revenue recognized during the three months ended September 30, 2026, with no comparable revenue in the prior-year period. This revenue was recognized over time as the Company performed services under its RWA implementation arrangements, based on progress toward satisfaction of the applicable performance obligations. For the nine months ended September 30, 2026, the Company recognized $9,090 thousand of RWA infrastructure and platform services revenue, compared to no RWA revenue in the corresponding prior-year period. Revenue was recognized over time as the Company performed contracted implementation services and measured progress toward satisfaction of its performance obligations.

The RWA revenue was earned under related-party arrangements involving Eidos Foundation and Eidos Digital Assets SPC, as described in Notes 4 and 11. All of this revenue remained unbilled and uncollected at September 30, 2026 and was recorded as contract assets. Billing and collection are contingent on the applicable contractual conditions, including Financial Close.

The Company's legacy VerifyMe operations, including PeriShip Global's precision logistics business, were acquired on September 30, 2026. Accordingly, no revenue from these operations was included in the Company's results of operations for either comparative period and will be reported beginning in the fourth quarter of 2026.

Gross Profit

	Three Months Ended September 30
	2026	2025
Digital assets and capital markets infrastructure	$391	$15,272
Real World Asset infrastructure and platform services	5,540	-
Advisory and onboarding	326	757
Total	$6,257	$16,029

Gross profit for the three months ended September 30, 2026, was $6,257 thousand, compared to $16,029 thousand for the three months ended September 30, 2025. The resulting gross margin was 84% for the three months ended September 30, 2026, compared to 77% for the three months ended September 30, 2025. The increase in gross margin percentage was primarily attributable to changes in revenue mix, including the introduction of RWA revenue during the current-year period.

Management & Technology

Management and technology expenses decreased by $1,263 thousand to $877 thousand for the three months ended September 30, 2026, compared to $2,140 thousand for the three months ended September 30, 2025. The decrease was primarily attributable to the reclassification of $766 thousand of personnel and consulting costs to Cost of Sales and Sales and Marketing expenses beginning in the third quarter of 2026, as well as lower bonus expenses compared to the prior-year period.

General & Administrative

General and administrative expenses increased by $13,532 thousand to $14,642 thousand for the three months ended September 30, 2026, compared to $1,110 thousand for the three months ended September 30, 2025. The increase was primarily attributable to $6,438 thousand in stock-based compensation resulting from stock options and restricted shares granted during the fourth quarter of 2025 and the third quarter of 2026, compared to no stock-based compensation expense in the prior-year period, and $6,000 thousand in professional fees associated with the Company’s merger and public listing.

Research & Development

Research and development expenses increased by $424 thousand to $424 thousand for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was primarily attributable to costs associated with technology platform development activities during the current-year period.

Sales & Marketing

Sales and marketing expenses increased by $403 thousand to $461 thousand for the three months ended September 30, 2026, compared to $58 thousand for the three months ended September 30, 2025. The increase was primarily attributable to the reclassification of $442 thousand of personnel and consulting costs from Management and Technology to Sales and Marketing expenses beginning in the third quarter of 2026, partially offset by sponsorship expenses incurred in the prior-year period.

Other Income (Expense)

There were no gains or losses on crypto asset sales during the third quarter of 2026, compared to a loss of $3,921 thousand in the prior-year period. The prior-year loss was primarily attributable to crypto asset sales at prices below the crypto asset carrying values. The year-over-year comparison was also affected by the reclassification of certain crypto assets to loans receivable in the fourth quarter of 2025, as subsequent fair value changes on those assets were reflected in "Change in fair value, net" in 2026, rather than in gain (loss) on crypto asset sales.

The change in fair value, net resulted in a loss of $42 thousand during the third quarter of 2026, compared to a gain of $1,106 thousand in the prior-year period. The change was primarily attributable to unfavorable fair value adjustments on crypto assets due to declines in market prices, partially offset by favorable fair value adjustments on receivables driven by changes in valuation assumptions and credit risk.

Interest expense, net was $17 thousand in the third quarter of 2026 reflecting interest accrued or paid on notes payable, net of interest income received on notes receivable.

Net Income (Loss)

Net loss was $10,204 thousand, or $0.93 loss per basic and diluted share for the three months ended September 30, 2026, compared with net income of $9,906 thousand, or $1.26 per basic and $1.13 per diluted share, for the three months ended September 30, 2025.

Results of Operations

Comparison of the nine months ended September 30, 2026, and 2025

The following discussion analyzes our results of operations for the nine months ended September 30, 2026 and 2025.

Revenue

	Nine Months Ended September 30
	2026	2025
Digital assets and capital markets infrastructure	$4,284	$27,793
Real World Asset infrastructure and platform services	9,090	-
Advisory and onboarding	1,818	2,881
Total	$15,192	$30,674

Revenue for the nine months ended September 30, 2026 was $15,192 thousand, compared to $30,674 thousand for the nine months ended September 30, 2025. The decrease of $15,482 thousand was primarily attributable to a decline in DACM revenue, driven by reduced token generation event activity due to the broader market slowdown and continued regulatory uncertainty surrounding digital assets. Advisory and onboarding revenue decreased by $1,063 thousand, or 37%, primarily due to fewer customers and changes in customer mix. These decreases were partially offset by $9,090 thousand in RWA revenue recognized during 2026, with no comparable revenue in the prior-year period.

Gross Profit

	Nine Months Ended September 30
	2026	2025
Digital assets and capital markets infrastructure	$4,104	$22,968
Real World Asset infrastructure and platform services	8,210	-
Advisory and onboarding	1,365	2,657
Total	$13,679	$25,625

Gross profit for the nine months ended September 30, 2026, was $13,679 thousand, compared to $25,625 thousand for the nine months ended September 30, 2025. The resulting gross margin was 90% for the nine months ended September 30, 2026, compared to 84% for the nine months ended September 30, 2025. The increase in gross margin percentage was primarily attributable to changes in revenue mix, including the introduction of RWA revenue during the current-year period.

Management & Technology

Management and technology expenses decreased by $896 thousand to $4,528 thousand for the nine months ended September 30, 2026, compared to $5,424 thousand for the nine months ended September 30, 2025. The decrease was primarily attributable to lower bonus expenses compared to the prior-year period and the reclassification of $766 thousand of personnel and consulting costs to Cost of Sales and Sales and Marketing expenses beginning in the third quarter of 2026, partially offset by increases in wages and salaries for employees, fees paid to independent contractors and consultants, and higher provisions recorded for expected credit losses on accounts receivable during the current-year period, primarily related to a client receivable for which the amount expected to be collected was reduced.

General & Administrative

General and administrative expenses increased by $19,040 thousand to $21,030 thousand for the nine months ended September 30, 2026, compared to $1,990 thousand for the nine months ended September 30, 2025. The increase was primarily attributable to $7,043 thousand in stock-based compensation resulting from stock options and restricted shares granted during the fourth quarter of 2025 and the third quarter of 2026, compared to no stock-based compensation expense in the prior-year period, $6,000 thousand in professional fees associated with the Company’s merger and public listing, and approximately $5,400 thousand in higher legal fees.

Research & Development

Research and development expenses increased by $425 thousand to $425 thousand for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. The increase was primarily attributable to costs associated with technology platform development activities during the current-year period.

Sales & Marketing

Sales and marketing expenses increased by $536 thousand to $597 thousand for the nine months ended September 30, 2026, compared to $61 thousand for the nine months ended September 30, 2025. The increase was primarily attributable to the reclassification of $442 thousand of personnel and consulting costs from Management and Technology to Sales and Marketing expenses beginning in the third quarter of 2026, as well as increased marketing and corporate communications activities, including costs related to the Company’s merger and public listing.

Other Income (Expense)

Gain on crypto asset sales was $88 thousand for the nine months ended September 30, 2026, compared to a loss of $3,873 thousand for the nine months ended September 30, 2025. The prior-year loss was primarily attributable to crypto asset sales at prices below their carrying values, partially offset by gains recognized on certain crypto asset sales. The year-over-year comparison was also affected by the reclassification of certain crypto assets to loans receivable in the fourth quarter of 2025, as subsequent fair value changes on those assets were reflected in "Change in fair value, net" in 2026, rather than in gain (loss) on crypto asset sales.

The change in fair value, net resulted in a loss of $3,229 thousand for the nine months ended September 30, 2026, compared to a loss of $13,277 thousand in the prior-year period. The decrease in losses was primarily attributable to lower unrealized losses on accounts receivable driven by changes in valuation assumptions and credit risk, including recoveries on certain balances, as well as lower unrealized losses on crypto assets due to smaller declines in market prices during the current-year period. These decreases were partially offset by losses related to OpenWorld's investment in IP Strategy Holdings, Inc., f/k/a Heritage Distilling Holding Company, Inc. ("IPST"), a digital asset treasury, reflecting declines in its market price and changes in valuation assumptions, as well as losses recognized on loans receivable.

Interest expense, net was $36 thousand for the nine months ended September 30, 2026, reflecting interest accrued on notes payable, net of interest income on notes receivable.

Net Income (Loss)

Net loss was $16,064 thousand, or $1.58 loss per basic and diluted share for the nine months ended September 30, 2026, compared with net income of $1,000 thousand, or $0.12 and $0.11 per basic and diluted share, respectively, for the nine months ended September 30, 2025.

Non-GAAP Financial Measures

In addition to OpenWorld’s results determined in accordance with generally accepted accounting principles in the United States, or GAAP, OpenWorld uses Adjusted EBITDA, a non-GAAP financial performance measure, to evaluate its operating performance. OpenWorld believes GAAP net income (loss) is not a meaningful indicator of operating performance due to the impact of fair value accounting associated with digital assets and related instruments. OpenWorld believes Adjusted EBITDA is useful to investors because it:

•	enables comparison of OpenWorld’s performance with peer companies and across reporting periods by excluding items that are not indicative of OpenWorld’s core operating activities;
•	provides additional visibility into the underlying performance of OpenWorld’s business by excluding certain non-cash and non-recurring items that may not directly correlate with OpenWorld’s revenue-generating activities; and
•	reflects a metric that management uses for internal planning, forecasting, and performance evaluation.

OpenWorld believes it is useful to exclude certain non-cash expenses, such as stock-based compensation, from Adjusted EBITDA because these expenses can vary significantly from period to period and may not directly reflect the underlying performance of OpenWorld’s business operations.

OpenWorld also excludes certain items that it does not consider to be normal, recurring, operating expenses or income necessary to operate OpenWorld’s business. In particular, Adjusted EBITDA reflects the following:

•	Fair value adjustments related to certain crypto assets, specifically those associated with legacy holdings that were distributed as dividends during the period, are excluded because these amounts are driven by market price volatility and relate to prior-period positions rather than current-period operating performance;
•	Contractual adjustments associated with prior-period engagements are excluded where they reflect one-time modifications to previously agreed commercial terms and do not represent current-period operating activity;
•	Stock-based compensation expense associated with one-time equity awards is excluded because it relates to specific, non-routine grants and is not indicative of OpenWorld’s ongoing operating performance; and
•	Transaction-related advisory fees incurred in connection with the merger is excluded from Adjusted EBITDA because it is directly attributable to the transaction and is not indicative of OpenWorld’s ongoing operating performance

As an operating company, OpenWorld’s exposure to digital assets and related financial instruments arises primarily from consideration received in connection with client engagements rather than from proprietary trading or investment strategies. Accordingly, OpenWorld believes excluding the items described above provides a more meaningful view of OpenWorld’s operating performance.

Limitations of Adjusted EBITDA

OpenWorld uses the non-GAAP financial measure Adjusted EBITDA to supplement financial information presented in accordance with GAAP. OpenWorld believes that excluding certain items from its GAAP results allows management to better understand OpenWorld’s consolidated financial performance from period to period and better project its future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, OpenWorld believes Adjusted EBITDA provides its stockholders with useful information to help them evaluate OpenWorld’s operating results by facilitating an enhanced understanding of its operating performance, particularly given the impact of non-cash fair value accounting associated with its digital asset and investment-related activities, and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this proxy statement/prospectus. For example, OpenWorld’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Other companies, including companies in OpenWorld’s industry, may calculate Adjusted EBITDA differently than OpenWorld does, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA is not meant to be considered as an indicator of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. OpenWorld encourages you to review the reconciliation below in conjunction with the presentation of Adjusted EBITDA for each of the periods presented. In future periods, OpenWorld may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

The following tables provide a reconciliation of Net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA. The prior period comparative reconciliation has been updated to conform to the current period presentation:

($ in thousand dollars)	Three Months Ended September 30,
	2026	2025
Net loss	$(10,204)	$9,906
Adjusted to exclude the following:
Interest expense, net	17	11
Cost of sales, contractual adjustment (non-cash)	-	4,550
Crypto asset fair value change (distributions)	-	3,537
Transaction-related advisory fees	6,000	-
Stock-based compensation (non-cash)	6,438	-
Adjusted EBITDA	$2,251	$18,004

($ in thousand dollars)	Nine Months Ended September 30,
	2026	2025
Net (loss) income	$(16,064)	$1,000
Adjusted to exclude the following:
Interest expense, net	36	38
Cost of sales, contractual adjustment (non-cash)	-	4,550
Crypto asset fair value change (distributions)	-	2,929
Transaction-related advisory fees	6,000	-
Stock-based compensation (non-cash)	7,043	-
Adjusted EBITDA	$(2,985)	$8,517

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of approximately $4.5 million and positive working capital of approximately $2.6 million. Working capital included approximately $9.5 million of unbilled contract assets, primarily related to the Company's RWA infrastructure and platform services arrangements. Excluding these contract assets, working capital would have been approximately negative $6.9 million.

The Company's liquidity is dependent on its existing cash resources, cash generated from operations, collection of outstanding receivables and contract assets, and access to additional capital when necessary. The timing of collection of the RWA contract assets is dependent on contractual billing and payment conditions, including Financial Close of the underlying transactions and, in specified circumstances, termination or expiration provisions. Accordingly, the timing of cash collections may differ significantly from the timing of revenue recognition.

As of September 30, 2026, the Company had approximately $9.5 million of accounts payable and accrued liabilities. The Company also had outstanding borrowing obligations, including a $1.5 million loan payable to Webslinger Holdings, with a maturity date of January 31, 2027, and a $250 thousand related-party loan from POMA Enterprises Ltd., originally scheduled to mature on November 17, 2026. The POMA loan was repaid in full on November 6, 2026, prior to its contractual maturity date.

Subsequent to September 30, 2026, the Company paid approximately $2.2 million in dividends on October 2, 2026. On October 30, 2026, the Company completed a registered direct offering generating approximately $3.5 million in gross proceeds, before placement agent fees and other offering expenses.

In connection with the acquisition of Blocksight completed in October 2026, the Company also incurred contractual cash consideration obligations totaling $3.0 million, payable over 36 months, consisting of $500 thousand within 60 days of closing, $500 thousand at 12 months, $1.0 million at 24 months, and $1.0 million at 36 months.

Management evaluated the Company’s liquidity requirements for one year after the issuance date of these financial statements, considering operating losses and operating cash outflows, outstanding liabilities, debt maturities, the subsequent dividend payment and acquisition-related cash commitments, together with available cash, net proceeds from the completed subsequent financing and expected customer collections.

The RWA contract assets relate to services already performed. Collection is subject to contractual billing and payment conditions, including Financial Close. The Company actively advances the remaining activities supporting capital formation and expects Financial Close and collection within twelve months of September 30, 2026, although timing also depends on investor participation and funding.

Based on its cash flow forecast, including the expected timing of collections relative to obligations as they become due, management concluded that the Company has sufficient liquidity to meet its obligations for one year after the issuance date of these financial statements and that substantial doubt about its ability to continue as a going concern does not exist. Delays in Financial Close or customer collections could adversely affect liquidity. Management continues to monitor collection timing, expenditure levels and available financing alternatives. See Note 1, “Liquidity and Going Concern.”

Operating activities

Cash used in operating activities was $4,037 thousand for the nine months ended September 30, 2026, compared to cash provided by operating activities of $5,995 thousand for the nine months ended September 30, 2025. The decrease in operating cash flow was primarily attributable to an unfavorable change in net income (loss) and year-over-year changes in the cash flow impact of operating assets and liabilities, including a $9,015 thousand unfavorable change in contract assets resulting from revenue recognized ahead of billing. These decreases were partially offset by favorable year-over-year changes in the cash flow impact of accounts payable and accrued liabilities of $8,038 thousand, primarily related to non-recurring legal and professional fees incurred in connection with the Merger, accounts receivable of $7,201 thousand, and shares and warrants receivable of $2,865 thousand. The unfavorable change in net income (loss) during the current-year period was substantially offset by non-cash expenses and fair value adjustments.

Investing activities

Cash provided by investing activities was $4,013 thousand for the nine months ended September 30, 2026, compared to cash used in investing activities of $3,346 thousand for the nine months ended September 30, 2025. The Company purchased $7,221 thousand of crypto assets (2025: $16,362 thousand), received $6,331 thousand from crypto asset sales (2025: $17,194 thousand), and collected $612 thousand in loan repayments (2025: $0). The current-year period also included $4,226 thousand of cash acquired in connection with the reverse acquisition of VerifyMe Inc., $565 thousand in proceeds from the sale of IPST common shares, and $500 thousand in advances of notes receivable, compared to $4,178 thousand in purchases of IPST common shares during the prior-year period. The prior-year cash flows reflect the revised classification of crypto asset purchases and sales as investing activities, as described in Note 1.

Financing activities

Cash provided by financing activities was $3,800 thousand for the nine months ended September 30, 2026, compared to net cash used in financing activities of $4,921 thousand for the nine months ended September 30, 2025. The increase was primarily attributable to $4,921 thousand in dividend payments during the prior-year period, as well as proceeds of $1,550 thousand from the issuance of Simple Agreements for Future Equity (“SAFEs”), $1,750 thousand from notes payable, and $500 thousand from the issuance of shares of common stock during the current-year period.

Legacy VerifyMe Financing Arrangements

•	ZenCredit loan. On August 8, 2025, legacy VerifyMe entered into a Loan Agreement with ZenCredit and on August 11, 2025 loaned ZenCredit $2 million in exchange for a promissory note. The note matured on May 11, 2026, and legacy VerifyMe received the $2.0 million principal plus a final quarterly interest payment of $80 thousand, and reversed a credit loss reserve of $12 thousand.

•	Convertible notes. On August 25, 2023, legacy VerifyMe sold convertible promissory notes with aggregate principal of $1,100 thousand, of which $475 thousand was purchased by related parties. The notes are subordinated and unsecured, bear interest at 8% per year payable semiannually, and mature on August 25, 2026 unless earlier converted at pre-split price of $1.15 per share. $350 thousand was converted as of January 21, 2025, and upon maturity on August 25, 2026 the principal was repaid. $0 thousand was outstanding at September 30, 2026.

•	PNC Facility. On September 22, 2022, legacy VerifyMe entered into a facility with PNC Bank, National Association that includes a $1 million revolving line of credit (Daily SOFR plus 2.85%), guaranteed by VerifyMe and secured by the assets of PeriShip Global and VerifyMe. The line was extended to September 30, 2026, and $0 was outstanding at September 30, 2026. The $2 million Term Note (Daily SOFR plus 3.1%) was paid in full as of January 21, 2025. On September 30, 2026, the PNC Facility was terminated in accordance with the terms of the OpenWorld Merger Agreement.

Off-balance sheet arrangements.

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Management bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from these estimates. Significant developments during the nine months ended September 30, 2026 include the introduction of RWA implementation revenue in the second quarter, additional RWA arrangements in the third quarter, and the September 30, 2026 reverse acquisition.

Our critical accounting estimates are those requiring the most significant judgments and involve the most complex or subjective assumptions. These estimates include, but are not limited to:

•	Revenue recognition: RWA revenue requires judgment regarding performance obligations, over-time recognition and progress measured using effort expended relative to total estimated effort. We recognized $2.7 million in Q2 and $6.39 million in Q3. Estimates depend on implementation scope, complexity and remaining effort. Higher estimated remaining effort generally reduces cumulative revenue; lower estimates generally increase it. Contractual phases and deliverables support, but do not independently determine, recognition.
•	Expected credit losses: At September 30, 2026, significant exposures included $9.09 million of unbilled related-party RWA contract assets and a $450 thousand related-party advisory receivable. Management estimated no allowance after considering financial capacity, limited recourse, funding uncertainty, aging and expected repayment sources. Delayed Financial Close, deteriorating financial capacity or reduced expected recoveries could require an allowance, reducing earnings and asset carrying amounts.
•	Business Combination Accounting and Purchase Price Allocation: The reverse acquisition introduced estimates of acquisition-date fair values based on projected revenue, margins, cash flows, discount rates, useful lives and replacement costs. These assumptions depend on uncertain future performance and valuation judgments. The allocation remains preliminary; measurement-period adjustments could change intangible assets, goodwill, deferred taxes and future amortization.
•	Stock-based compensation: Stock-based award valuations use Black-Scholes or Monte Carlo models, as applicable, and assumptions including volatility, expected term and applicable award conditions. Merger-related and replacement awards introduced additional valuation judgments in Q3. Different assumptions could materially affect award valuations and compensation expense, subject to the applicable measurement requirements.
•	Goodwill and long-lived asset impairment assessments: The acquisition introduced significant goodwill and intangible assets. Impairment assessments require estimates of future cash flows and fair values. Operating losses and subsequent market-capitalization changes inform the assessment of impairment indicators. Lower revenue or margins, delayed growth or higher discount rates could result in impairment charges.
•	Liquidity and Going Concern: Management forecasts cash requirements and available resources for one year after financial statement issuance, considering completed financing, debt maturities, acquisition commitments and customer collections. RWA collection timing depends on capital formation and contractual payment conditions. Delayed collections or higher expenditures could materially change the assessment. See “Liquidity and Capital Resources” and Note 1.
•	Income Taxes: The reverse acquisition introduced U.S. tax attributes and additional cross-border considerations. Significant judgments include deferred tax realizability, limitations on tax attributes and the tax treatment of the transaction. Changes in projected taxable income, tax interpretations or acquisition-date estimates could affect deferred taxes, valuation allowances and tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. As of September 30, 2026, management, including the Chief Executive Officer and Chief Financial Officer, began evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

As previously disclosed, the Company completed a merger with Legacy VerifyMe on September 30, 2026. The Company is in the process of integrating the operations, processes, and internal control structure of the acquired business. Because the merger was completed shortly before the end of the reporting period, management has not yet completed evaluating the design and operating effectiveness of the acquired entity's internal control environment and assessing the controls necessary to support the Company's financial reporting obligations as a public company. As part of this process, the Company may identify controls that require implementation, enhancement, or remediation.

(b) Changes in Internal Control over Financial Reporting

Other than activities associated with the integration of the acquired business, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Risks Relating to Our Business

We may not be able to effectively scale our operations, continue to manage our projected rapid growth, or accurately forecast our results, which could adversely affect our business, operating results, financial condition, and future prospects.

We have a relatively short history operating our business at its current scale and have grown rapidly during that time. The founders of our Company began operating an advisory and consulting business focused on new blockchain networks and token launches in May 2022. Following that success, they then launched the Company, as a standalone company, to consolidate the provision of these consulting and advisory services in 2023. Our limited operating history at scale, the dynamic and rapidly evolving crypto and digital asset markets in which we operate, and the breadth of our offerings across entity setup, regulatory compliance, tokenomics analysis, market preparation, post token-launch support, technology development and tokenization of RWA make it difficult to evaluate our current business, future prospects, and other trends. In addition, our revenue has been concentrated among a limited number of projects and customers, and our success may be subject to the timing, size, and success of future client token launches and the success of our nascent technology development and RWA tokenization businesses. As a result, any predictions about our future revenue, costs, and cash flows may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market.

We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by rapidly growing companies in changing industries and exploring new types of offerings, including challenges related to scaling delivery capacity, onboarding and retaining specialized talent, maintaining service quality and client satisfaction as volume increases, evolving and enforcing standardized processes and controls across engagements, integrating new technology and partner solutions, and expanding our operational, legal, and compliance infrastructure across jurisdictions. Our ability to scale depends on accurately anticipating client demand, the cadence of token launch pipelines and demand for new tokenized RWA offerings, and the availability and performance of third-party partners and platforms, any of which may be difficult to predict and outside our control. If our assumptions regarding market demand, client adoption, pricing, utilization, or project timelines prove inaccurate, or if there are material reductions in crypto market activity, changes in regulatory regimes affecting token launches and RWA platforms, or shifts in demand for specialized crypto infrastructure and launch services, our operating and financial results could differ materially from our expectations.

Our growth has required, and will continue to require, significant investments in personnel, systems, compliance, and partner relationships. If we do not successfully manage these investments or realize expected returns, our margins and profitability could be adversely affected. The complexity and bespoke nature of many of our client engagements heighten the risk that scoping, delivery, or timeline deviations will occur, which could lead to cost overruns, delayed revenue recognition, contractual disputes, or reputational harm. Moreover, our forecasting may be further impacted by the volatility of crypto markets, changes in relationships with any major customers, client fundraising conditions, token price performance post-launch, and macroeconomic and geopolitical developments, which can influence clients’ budgets, launch readiness, and engagement decisions on short notice.

We plan to expand and offer new products and services in the evolving digital asset industry. For example, we are currently in the process of expanding our service offerings to include technology development and RWA tokenization offerings. While we have experience advising clients related to such platforms, we have limited experience in serving as a principal or architect of the underlying technology, and there can be no assurance that such ventures or any other modifications to our business model and strategy will be successful or will not result in harm to our business. There are substantial risks and uncertainties associated with these efforts and we expect to invest significant capital and resources in such expansions. Regulatory requirements can affect whether initiatives are able to be brought to market at all and, even if so, in a manner that is timely and attractive to customers. Initial timetables for the development and introduction of new lines of business, products or services and price and profitability targets may not be met. Furthermore, our revenues and costs may fluctuate due to start-up costs associated with new businesses or products and services (including for legal or regulatory reasons) while revenues may take time to develop, which may adversely impact our results of operations. If we are unable to successfully manage our business while reducing expenses, our ability to continue to expand our offerings could depend on our ability to raise sufficient additional capital, obtain sufficient financing and/or monetizing assets.

If we are unable to scale our organization and processes efficiently, maintain and deepen relationships with key ecosystem partners, or accurately forecast our business, we may fail to execute on our growth strategy, and our business, operating results, financial condition, and future prospects could be adversely affected. We cannot ensure that we will be successful in addressing these and other challenges, and the risks associated with our limited operating history may be exacerbated by current macroeconomic, regulatory, and geopolitical conditions discussed herein.

Our business has and is expected to continue to have significant customer concentration, and our failure to attract, grow, and retain a diverse and balanced customer base, and overreliance on a limited number of customers could adversely affect our business, financial condition, and results of operations.

We have in the past generated a large portion of our revenue from a small number of customers, and such revenue concentration is expected to continue. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. As of December 31, 2025, our top four customers accounted for approximately 68% of our revenue. While we have completed many of the projects covered by our contracts with existing customers, we have negotiated upcoming projects with additional large customers and expect that a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. As such, the loss of any current or future large customers, a reduction in their spending, unfavorable changes in their token or platform launch timelines, performance, or liquidity, or delays in collections could materially and adversely affect our business. Concentration in early-stage projects could also increase the risk that budget constraints, token market conditions, or regulatory setbacks affecting our customers could lead to project deferrals or cancellations, reducing our near-term revenue visibility.

We have and may in the future offer volume-based pricing, the ability to pay via equity grants or in tokens, and success-based fees to certain customers, which can further concentrate our exposure to a limited number of counterparties and to crypto and equity market performance. If customers with whom we have such arrangements underperform, restructure, or become insolvent, or if token vesting and unlock schedules, listing outcomes, or liquidity events are delayed or do not occur, our revenues, cash flows, and results of operations could be adversely affected. In addition, if we devote significant resources to large or strategic customers that do not scale as expected, we may incur opportunity costs that hinder our ability to diversify. See also “We may not be able to effectively scale our operations, continue to manage our projected rapid growth, or accurately forecast our results, which could adversely affect our business, operating results, financial condition, and future prospects.”

Our growth depends on our ability to attract, grow, and retain a diverse and balanced customer base across blockchain projects, including digital asset foundations, protocol teams, and RWA platform sponsors. If our customer base continues to be concentrated in a small number of clients, a limited set of project types, specific geographies, or particular market cycles, our revenues and operating results could be disproportionately affected by the loss or reduced spending of any single customer or cohort. For example, a decision by one or more significant customers to delay or cancel a project launch, scale back budgets, internalize capabilities, change providers, or cease operations could materially reduce our revenues. In addition, customer concentration may reduce our pricing power, increase exposure to collection risk, and amplify the impact of customer-specific disputes or negative publicity.

Our ability to broaden and diversify our customer base depends on a variety of factors, including our service offerings and pricing, our reputation and track record, the robustness and security of our infrastructure designs, our regulatory and compliance capabilities across jurisdictions, the depth of our partner ecosystem, prevailing crypto market conditions, and our ability to effectively market and deliver integrated launch solutions at scale. If we fail to develop and market services that appeal to a wider range of customers and project stages, or if we are unable to expand into new geographies, our customer mix could remain concentrated and our growth could slow. market downturns or volatility in the digital asset industry, tightening regulatory regimes, reduced venture funding, exchange policy changes, or adverse events affecting key sectors of the Web3 economy may likewise limit diversification and magnify concentration risk.

There is no assurance that we will successfully reduce customer concentration or achieve a more balanced mix across industries, geographies, and project stages. If we are unable to attract new customers, expand relationships with existing customers on favorable terms, or maintain relationships with key customers, our business, financial condition, and results of operations could be materially and adversely affected. Furthermore, even if we succeed in diversifying our customer base, the timing and magnitude of revenue from new customers may be unpredictable, and the costs to acquire and serve a broader set of customers may be significant and could negatively impact our margins in the short term.

We are expanding to provide certain technological solutions which are novel and may present risks.

Our RWA tokenization business, including the technology that we are in the process of developing, involves novel and complex technological engineering. We may encounter technical issues, disruptions or security weaknesses with the platforms we design and develop. As such, there is no assurance that our technology solutions will continue to perform as expected. In the event that the technology does not perform appropriately or its security is compromised, our reputation could be adversely affected. Any number of technical changes, software upgrades, cybersecurity incidents or other changes to the technology may occur or be required from time to time, and if we are unable to troubleshoot and resolve any such issues successfully, they could adversely impact our business, financial condition and results of operations.

From time to time, we may encounter technical issues and operational fragilities in the blockchain infrastructure we develop, which could adversely affect our business.

To support our RWA tokenization and other technology development initiatives, we must design, build, and integrate a variety of front and back-end components with multiple underlying blockchain networks, node implementations, smart contracts, middleware, oracles, and third-party services. Significant development, testing, and maintenance work is often required for each supported network and protocol, and there is no guarantee that we will be able to integrate successfully with any existing or future blockchain, protocol, or toolset. Even if such integration is initially successful, technical changes, software upgrades, version deprecations, validator or node client changes, parameter adjustments, or soft or hard forks to the underlying blockchain networks may occur from time to time, causing incompatibilities, consensus instability, data inconsistency, service disruptions, degraded performance, or security weaknesses in blockchain systems.

Any of the foregoing could adversely affect our operations, our relationships with users and partners, our financial condition and results of operations, and our ability to achieve our business objectives, including the timely and successful launch and scaling of projects and the maintenance of service quality across our portfolio.

Due to unfamiliarity with, and negative publicity associated with, digital assets and digital asset platforms, confidence or interest in crypto assets and related services may decline, which could adversely affect our business, our clients, and demand for our offerings.

Digital asset markets and platforms are relatively new and evolving. Some market participants are unlicensed, unregulated, operate without meaningful governmental supervision, and provide limited public disclosure regarding ownership, management, corporate practices, cybersecurity, and regulatory compliance. As a result, customers, counterparties, policymakers, and the general public may lose confidence or interest in crypto assets and in service providers associated with them, including our Company.

Numerous crypto asset platforms and projects have been sued, investigated, fined, or shut down due to fraud, manipulative practices, business failure, insolvency, security breaches, sanctions violations, or other compliance failures. In many cases, customers and token holders were not compensated for their losses. There have also been reports that a significant portion of reported digital asset trading volume may be inflated or fabricated, particularly on unregulated platforms located outside the United States, which may suggest that market activity is smaller or less liquid than commonly perceived. In addition, platforms, projects, service providers, and advisors in the digital asset ecosystem can be appealing targets for hackers and malware, and may be subject to regulatory or law enforcement actions and private litigation.

Negative perception, a lack of stability and standardized regulation in digital asset markets, the closure or suspension of digital asset platforms or projects due to fraud, business failure, hacks or malware, sanctions or other government actions, and associated customer or token holder losses may continue to reduce confidence or interest in the digital asset economy. These developments can increase market volatility and contribute to significant declines in asset prices and liquidity, reduce risk appetite among exchanges, custodians, and market makers, and cause counterparties to limit or terminate relationships with industry participants.

Adverse sentiment or reputational events affecting the broader digital asset industry may be attributed to us or our clients, or may reduce demand for our services because of reduced activity in the crypto and Web3 space generally, even if we are not involved in the underlying conduct. This could result in decreased demand for our services, delays or cancellations of client engagements, increased client churn, reduced success of client token launches, pricing pressure, higher costs of doing business, reduced access to partners and service providers, or the loss of key relationships. Any of these events could adversely affect our reputation, our ability to attract and retain clients, and our business, financial condition, and results of operations.

We may not successfully execute our business strategy—including recent initiatives to support the tokenization of RWAs, both as a strategic advisor and a principal—which could adversely affect our business, financial condition, and results of operations.

We recently expanded our business strategy, including initiatives for developing our services to support the tokenization of RWAs, and co-architecting and taking principled positions in commercialized RWA products. Executing our expanded strategy will require, among other things, successful marketing, changes to our operating model, reallocation of resources, effective integration of new processes and technologies, and continued support from employees, customers, and strategic partners or advisors. These initiatives include developing and offering our proprietary PeriShip IT platform as a blockchain solution and expanding our use of AssetCare AI, the cloud-enabled platform for management of industrial assets, to be integrated into OpenWorld Enterprise, our co-principal and co-architect platform that identifies, structures, deploys, and manages enterprise-grade blockchain initiatives across RWAs, sovereign infrastructure, and financial services, for the tokenization of energy intensive assets. We may not execute these initiatives on expected timelines or at expected costs, our offerings may not achieve anticipated market acceptance, and we may fail to realize the expected benefits, including projected revenue growth, cost savings, or margin improvement, of our business strategy. In addition, strategy execution may strain our management, personnel, information systems, and internal controls, increase volatility in our results, and adversely affect relationships with customers, strategic partners, and other stakeholders. If we are unable to implement our strategy effectively, or if the assumptions underlying the strategy prove incorrect, our business, financial condition, and results of operations could be materially and adversely affected.

Our continued expansion into technology design and development will require substantial additional capital. We may be unable to obtain additional financing for this or for other areas of business development on acceptable terms or at all.

We recently began building out our technology development team, with the goal of developing new blockchain and blockchain-based products and services, including platforms for tokenizing RWAs. Such new operations are and will continue to be capital-intensive projects that will require substantial additional capital to complete. Furthermore, continued development in other areas of our business may require additional financing. The failure to raise or procure such additional funds when needed or the failure to achieve or maintain positive cash flow could result in the delay or indefinite postponement of our development as a digital assets platform architect or our other business objectives. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, will be on terms acceptable to us. If additional funds are raised by offering equity securities or equity-linked securities, existing shareholders could suffer significant dilution. We may require additional financing to fund our operations in certain periods until positive cash flow is achieved.

Our expanded business model is predicated, in part, on establishing and maintaining a new customer and user base that will generate a recurring stream of revenues. If that recurring stream of revenues is not maintained or does not increase as expected, our operating results may be adversely affected.

We expect that the success of the technology platforms we build, including for the generation of tokenized RWAs, will initially be highly dependent on a few key initial partners, and we will likely derive a significant portion of related revenue from such key partners and their associated projects for the foreseeable future. Our ability to expand our technology offerings and RWA tokenization services in the future will be dependent, in large part, on our ability to maintain and grow the user base of our RWA tokenization initiatives, through projects with new partners or otherwise. There can be no assurances that any partner will renew or sign a further contract when its initial contract expires. In addition, many of our contractual relationships are in the early stages of development, and such projects may not be completed as a partner may terminate its agreement in certain circumstances, including if we fail to achieve certain milestones within the time periods prescribed therein. In addition, there is no assurance that we will be able to attract additional partners on favorable terms, if at all, or that the projects developed with such partners will attract a significant volume of users. As a result, there can be no assurance that we will retain our existing partners or users, or that we will attract new partners that will enter into long-term contracts with us or that our RWA tokenization projects will generate recurring revenue.

If we are unable to successfully market our RWA tokenization initiatives and other technology offerings and grow the user base for these offerings, then the potential success of our new services may be less than we anticipate, which could have an adverse impact on our business, prospects and operations.

Certain RWA implementation arrangements involve revenue recognized over time as services are performed, while the Company's ability to invoice and collect the related consideration may depend on subsequent contractual conditions, including Financial Close of the underlying transactions. Delays in completing these transactions or satisfying applicable payment conditions could result in extended collection periods, increased credit risk, or losses on contract assets, which could adversely affect our liquidity and financial condition.

We face intense and increasing competition, which could reduce our market share, require pricing or contractual concessions, slow our growth, and adversely affect our business, financial condition, and results of operations.

We operate in a rapidly changing and highly competitive segment of the digital asset industry, and our results of operations and future prospects depend in part on the continued adoption of blockchain-based networks and tokenization of RWAs, our ability to monetize our end-to-end token launch and blockchain infrastructure services, and our ability to innovate, create successful new offerings, and improve existing services. Although there may be regulatory, technical, and relationship-driven barriers to entry in the markets we serve, we nonetheless expect competition to continue to increase. We face competition from established advisory, technology, infrastructure, and financial services firms, as well as from crypto-native service providers and early-stage companies seeking to capitalize on similar opportunities.

Some competitors have longer operating histories, larger user or client bases, greater brand recognition, established technology, deeper pools of capital, and well-established relationships with exchanges, custodians, regulators, and other critical ecosystem participants. They can use their experience and resources in ways that could adversely affect our competitive position, including by making acquisitions or entering into strategic arrangements to expand service breadth; investing heavily in technical infrastructure, product development, regulatory and compliance capabilities, and talent; subsidizing pricing or bundling services; and initiating intellectual property, contractual, or competition claims, whether or not meritorious. Competitors may be able to innovate, adapt to evolving blockchain standards, and deliver token launch and infrastructure solutions faster than we can, or may foresee demand for new offerings, such as novel tokenomics models, RWA tokenization workflows, and post-launch analytics or compliance tools, before we do.

In the crypto and Web3 sector, market dynamics can shift rapidly, and barriers to entry may be low for certain service categories. New entrants, including decentralized service alternatives, open source tooling, and consultants with niche expertise, may emerge quickly and gain traction with minimal fixed costs. Discrepancies or uncertainties in the interpretation or enforcement of existing laws and regulations across jurisdictions may enable some competitors to adopt aggressive approaches to service delivery, marketing, or compliance without commensurate scrutiny, potentially affording them a competitive advantage relative to us if we choose a more conservative approach. In addition, larger technology or financial services firms, including exchanges, banks, payment companies, and professional services firms, may expand into our markets, leverage their existing customer relationships and distribution in ways that prevent us from successfully expanding into new markets, and use their data, partnerships, and scale to capture market share.

We also face competition from clients and partners that could develop in-house capabilities or vertically integrate components of the token launch stack, including entity formation, compliance tooling, tokenomics design, infrastructure deployment, and market preparation services. If clients elect to internalize functions we currently provide, or if other crypto and Web3 service providers expand their offerings to overlap with ours, our addressable market could contract. Furthermore, competitive pressures may intensify during periods of lower crypto asset prices or reduced trading volumes, leading to price discounting, extended payment terms, or increased demands for success-based fee structures. If we are unable to differentiate our solutions or demonstrate superior outcomes relative to alternatives, we may experience reduced pricing power, longer sales cycles, lower win rates, loss of key clients, or erosion of market share.

We must continually invest in our services, including our regulatory and compliance capabilities, technical infrastructure, data and analytics, and talent, to remain competitive. These investments may not yield anticipated returns, may be more costly or take longer than expected, or may be matched or exceeded by competitors. If we fail to anticipate and respond to competitive developments or to evolving client needs, including with respect to RWA platforms, multi-chain deployments, and post-launch support, our growth, financial condition, and results of operations could be adversely affected. In addition, adverse publicity, whether or not justified, regarding the performance, security, or compliance of our services or of the broader crypto ecosystem, could be used by competitors to dissuade potential clients from engaging us.

Any of the foregoing could result in the loss of existing or prospective clients, reductions in revenue or margins, increased costs, or other harms to our business, financial condition, and results of operations. Moreover, even if we respond to competitive pressures, there can be no assurance that our efforts will be successful or sufficient to maintain or grow our market position. The impact of these competitive dynamics may be heightened during periods of market volatility or regulatory change and could be further exacerbated if we are unable to access additional capital on acceptable terms to fund necessary investments in our business.

We hold a significant amount of crypto assets, which are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, the prices of digital assets are extremely volatile and price fluctuations may adversely impact the value of our crypto assets, which may negatively affect our operating results, liquidity, and financial condition.

Historically, the crypto market has been characterized by significant volatility in price and limited liquidity and trading volumes compared to fiat currencies. A number of factors contribute to changes in digital asset prices and volatility, including changes in the supply and demand for a particular digital asset, regulatory or legislative actions or guidance, enforcement developments, market sentiment, macroeconomic conditions, the utility or perceived utility of a particular digital asset, technological developments or vulnerabilities, idiosyncratic events such as exchange or custodian outages, market disruptions, forks or airdrops, and commentary on social media or by influential market participants. As a specialized crypto infrastructure and launch services company, we often receive compensation from clients, strategic partners, or third parties in the form of digital assets, and as of December 31, 2025, 11.67% of our assets were held in crypto.

During times of market instability, we may not be able to sell our crypto assets at favorable prices or at all. For example, a number of crypto trading venues temporarily halted deposits and withdrawals in 2022. As a result, our crypto holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, crypto assets that we hold with our custodians and transact with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into capital raising transactions collateralized by our unencumbered crypto assets or otherwise generate funds using our crypto holdings. If we are unable to sell our crypto assets, enter into capital raising transactions using crypto assets as collateral, or otherwise generate funds using our crypto holdings, or if we are forced to sell our crypto assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Further, a decline in the value of the digital assets we hold in higher concentrations, including any native tokens associated with client projects or commonly used crypto assets, may have a disproportionate adverse impact on our operating results in any given period. Volatility in the value of digital assets or other market factors may limit our ability to convert digital assets into fiat currency at attractive prices and at the times we need liquidity, or at all, which could adversely affect our ability to fund operations, satisfy obligations, or execute our strategy. We may also be subject to increased realized losses if we are required to sell digital assets during periods of market stress. Our policies regarding when and how we convert digital assets to fiat, hedge exposures, or holdings diversification may not be effective, may be constrained by contractual or market limitations, and may expose us to additional risks, including counterparty, custody, operational, tax, and accounting risks. See also “We may not be able to effectively scale our operations, continue to manage our projected rapid growth, or accurately forecast our results, which could adversely affect our business, operating results, financial condition, and future prospects.”

In addition, the accounting treatment for crypto assets and related impairment or fair value measurements may result in earnings volatility, including non-cash charges, that do not reflect underlying operating performance. Pricing sources for digital assets can vary, liquidity can be fragmented, and trading venues may experience disruptions, limited market depth, or extreme spreads, which can impair price discovery and execution quality. Any significant fluctuation in digital asset prices, deterioration in market liquidity, or adverse regulatory development could materially and adversely affect the value of our crypto asset holdings, our reported results of operations and financial condition, our ability to meet cash needs, and the perceptions of our business by clients, partners, and investors. The amount, composition, and concentration of our digital asset holdings may change from time to time based on our business activities, treasury decisions, and market conditions. We do not undertake to disclose changes in our crypto asset holdings on a real-time basis and such holdings may be subject to internal policies that we may modify in our discretion.

Digital asset transfers are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer or theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. Although we have processes and procedures in place to limit any such transfers, it is possible that, through computer or human error, or through theft or criminal action, our digital assets could be subject to these operations errors and transferred from our accounts in incorrect amounts, or to unauthorized third parties, or to uncontrolled accounts.

If we experience losses on our digital asset holdings, or if we are unable to timely convert digital assets to fiat currency to meet our operational needs, our operating results, liquidity, financial condition and prospects could be materially and adversely affected. The foregoing risks may be heightened during periods of elevated market volatility, stress in the broader crypto ecosystem, or adverse macroeconomic conditions, and such periods may occur with little or no warning. Our exposure to these risks could increase as our business scales, as we enter into additional token-related arrangements, or as the scope or value of our digital asset holdings grows.

Geopolitical instability, including ongoing conflicts in the Middle East and the potential expansion of such conflicts, as well as any resulting sanctions or other measures, could have a material adverse effect on our business, financial condition, and results of operations.

Certain locations in the Middle East have recently experienced geopolitical instability, including escalations of conflicts in Gaza, Israel and the surrounding areas and in Iran. Such conflicts and the resulting measures that have been taken, and could be taken in the future, by the United States, Israel and neighboring states and other countries or organizations have created global security concerns that could have a lasting impact on regional and global economies.

Although for the year ended December 31, 2025, none of our revenue originated from customers in the Middle East, we currently plan to continue to develop a customer base in the region. As such, we may be adversely impacted by the effects of the conflicts on any of our customers in the Middle East, and the negative impact of such issues may be magnified if our customer base remains or becomes increasingly concentrated in the region.

Further, the United States and global markets are experiencing and may continue to experience volatility and disruption following the increased geopolitical instability resulting from the conflicts in the Middle East and elsewhere in the world, in including Ukraine. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in prices, credit and capital markets, supply chain interruptions and increased cyber-attacks against U.S. companies or companies with operations in the affected regions. Any resulting sanctions or other government actions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

The extent and duration of the conflicts in the Middle East, any resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section.

We have entered and expect to continue to enter into strategic collaborations, teaming and joint ventures or other business arrangements, and these activities involve risks and uncertainties. If we cannot establish and maintain these relationships, especially in certain jurisdictions, our business, financial condition and results of operations could be adversely affected.

We have entered into, and expect to continue to enter into, strategic collaborations, teaming and joint ventures or other business arrangements. These activities involve risks and uncertainties, including the risk of the other party or parties to a business arrangement failing to satisfy their obligations, which may result in certain liabilities to us for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and the other parties to our business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. Such strategic collaborations may involve risks such as the possibility that a counterparty in a business arrangement might have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our business partners, or our business partners could take binding actions without our consent. Consequently, actions by a partner or other third-party could expose us to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

Further, we cannot control the actions of our strategic partners, including any non-performance or default under any relevant agreements. If our current or future strategic partners were to fail to timely remit revenues to us from our joint business ventures, or if we dispute the amount of revenue remitted, such event could materially adversely affect our results of operations.

In certain jurisdictions where we may need to leverage the strengths of strategic partnerships with local partners, our arrangements with these partners may require us to restrict our business opportunities with other potential partners, and may be on terms that ultimately prove to be unfavorable to us. We cannot provide assurance that these arrangements will be successful or that our relationships with our partners will continue to be mutually beneficial. Moreover, our ability to expand in other jurisdictions may be limited by local law. If we cannot establish or maintain our relationships with these local entities, certain contracts may be terminated and we would not be allowed to operate in those jurisdictions until we enter into new strategic relationships. As a result, our business, financial condition and results of operations could be adversely affected.

Developing and enhancing our services requires substantial expenditures, and such services may not achieve market acceptance, which could adversely affect our business, results of operations, financial condition, and prospects.

Our industry is characterized by rapid, significant, and disruptive technological change, evolving standards, and shifting market preferences. Our ability to attract and retain clients, expand into adjacent offerings, and monetize new opportunities depends heavily on our ability to innovate and deliver successful new and improved services, including solutions for token ecosystem design, regulatory and compliance tooling, tokenomics models, market-readiness programs, and RWA platforms, whether developed internally or with third-party partners.

The development of offerings in our market is complex, fast moving, and resource intensive. It requires accurate identification of evolving client requirements, regulatory changes, and market dynamics, as well as effective prioritization and timely execution. Developing, testing, and launching new or enhanced offerings may require substantial expenditures, divert management attention, consume significant time and resources, and may not be successful. We may misjudge client or market needs, allocate resources to offerings that do not achieve product-market fit, or delay development of solutions that later prove to have greater commercial potential or market acceptance. We may prioritize certain features, partner integrations, blockchains, or geographies that do not produce anticipated returns, while deferring others that could have driven greater demand. There is no assurance that our current or future offerings will function as intended, achieve desired performance or security characteristics, deliver measurable outcomes for clients, or gain broad adoption.

Our new offerings could fail to attract clients, users, or partners, fail to meet evolving regulatory expectations, or fail to generate anticipated revenue. If our new or enhanced offerings do not integrate effectively with our existing suite of services, are not interoperable with key blockchain networks, exchanges, custodians, and other Web3 infrastructure, or do not deliver the expected benefits for clients’ token ecosystems, we may be unable to realize expected synergies or deliver enhanced value. Our development cycles may be long and uncertain, and we may experience delays, defects, security vulnerabilities, performance issues, or failures to achieve required compliance certifications or third-party approvals, any of which could harm adoption and our reputation. Any material delay, defect, performance limitation, missed feature, or security vulnerability in our offerings could result in reputational harm, reduced demand, implementation delays, customer disputes, remediation costs, and increased scrutiny from regulators or partners.

Adoption of our offerings depends on factors beyond our control, including shifting digital asset market conditions, client funding and governance decisions, changing standards among exchanges and service providers, competitor actions, and regulatory developments affecting token launches and RWA platforms. Even where we or our clients achieve initial traction, there can be no assurance of sustained usage or expansion, particularly because our client engagements may be project based, may not include minimum commitments, and can be terminated or scaled down by clients with limited notice. Clients may build competing capabilities in-house, switch to alternative providers or open-source solutions, or choose not to proceed with a token launch or RWA initiative due to market, technical, or regulatory reasons. Even if we invest significant resources, our offerings may become obsolete or less competitive due to new technologies, open-source alternatives, or competitor innovations.

As blockchain networks, digital asset markets, and associated infrastructure mature, we expect the services and products associated with them to continue to evolve, and our business model, offerings, and delivery methods must also evolve. We may not correctly identify or prioritize all emerging trends and growth opportunities, including in token issuance frameworks, launch mechanics, token distribution and liquidity strategies, or RWA tokenization structures, and we could lose clients or prospective mandates to competitors. New market participants and alternative service models may emerge and displace or commoditize portions of our services. We rely on data, tooling, and insights from our experience across numerous projects to inform product design, but historical patterns may not predict future needs. Our efforts to enhance, differentiate, and standardize our solutions, including through templates, modular architectures, or partner integrations, may not yield anticipated efficiencies or outcomes. In addition, as new blockchain networks, token standards, smart contract frameworks, or compliance requirements emerge, we may be required to reengineer parts of our offerings, obtain new licenses, certifications, or approvals, or discontinue features, any of which could increase costs, extend timelines, or reduce functionality.

If we fail to timely introduce new and improved services, if our offerings do not achieve or sustain market acceptance, if adoption is slower than we anticipate, or if we fail to effectively develop, maintain, and scale our product and service offerings, ensure their interoperability and security, or adapt our business model to changing market, regulatory, or technological conditions, our ability to win new mandates, retain existing clients, maintain pricing, expand our scope of work, and grow revenue could be impaired. These efforts may require substantial financial expenditures, commitments of resources, development of our processes, and other investments and innovations, and our operating results may fluctuate as we refine or retire offerings that do not meet performance expectations. Additionally, if we are required to write down capitalized development costs, reallocate resources away from other strategic initiatives, or incur additional expenses to remediate product issues, our financial results could be further negatively impacted. Any of the foregoing could materially and adversely affect our business, prospects, results of operations, and financial condition. These risks may be amplified during periods of heightened crypto market volatility or regulatory change.

Our inability to renew client engagements on favorable terms, or to prevent pricing pressure in our offerings, could harm our business.

Failure to retain and expand relationships with our existing clients could negatively impact our business and could lead to significant fluctuations in our results of operations. We may experience client attrition for several reasons, including project cancellations or postponements, adverse or volatile conditions in digital asset markets, clients consolidating vendors or transferring work to competitors, clients internalizing capabilities we provide, or account closures or disengagements that we initiate. We cannot predict the level of attrition in the future, and our revenues could decline as a result of higher than expected attrition. In addition, many of our larger clients maintain relationships with multiple crypto infrastructure, advisory, and launch services providers to mitigate risks such as downtime, perceived conflicts of interest, regulatory developments, or execution capacity constraints, and these clients could shift scope or spend away from us at any time without terminating their underlying agreements.

Clients may also seek price reductions or other concessions when renewing, expanding, or modifying their engagements with us, particularly in response to changes in market conditions, regulatory uncertainty, or significant changes in their anticipated token launch volumes or timelines. Competitive pressures, including from new entrants, in-house build alternatives, or adjacent service providers offering overlapping capabilities, may further intensify discounting or require us to include services at little or no additional charge. If we are unable to renew client agreements at favorable pricing and commercial terms, if clients terminate or do not renew significant engagements, if clients materially reduce their scope of work or shift work to competitors, or if we increase discounting or accept less favorable payment or risk allocation terms, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

Our exposure to pricing pressure may be heightened because many of our engagements are bespoke, multi-phase, or dependent on external milestones such as exchange listings, regulatory clearances, or market windows. Delays or changes in these external factors can trigger repricing or renegotiation. In addition, where our fees are tied in part to token-related events or performance, volatility in digital asset prices or trading volumes can result in lower realized economics. Further, consolidation among clients, exchanges, or Web3 partners, procurement policies that favor larger vendors, or changes in applicable regulations may concentrate bargaining power with our counterparties, increasing demands for caps on fees, most favored nation provisions, expanded service-level commitments, or limitations on reimbursable expenses. Any of these dynamics could reduce our revenue, increase our costs, or otherwise adversely impact our ability to achieve or maintain profitability.

Our contracts often contain termination for convenience provisions or variable scope statements of work, and some clients may have the right to stop services with limited written notice. Even where we have minimum commitments, enforcement can be uncertain due to jurisdictional or regulatory complexities. If we fail to successfully manage renewals, expansions, and pricing, maintain high client satisfaction or differentiate our offerings in a manner that sustains our value proposition, our operating results could be adversely affected. The loss of one or more significant clients, unfavorable renewals, or increased pricing concessions could have a disproportionate impact on our revenue given the size and bespoke nature of certain projects. To the extent our client concentration increases, the risks associated with non-renewal, scope reductions, or pricing pressure by any single client would be amplified. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

Conflicts of interest among our officers, directors, employees, and significant shareholders could adversely affect our business, strategic decisions, and reputation.

We regularly engage with a broad range of blockchain and digital asset industry participants, including token issuers, exchanges, funds, market makers, validators, legal and compliance advisors, and other service providers, and we maintain relationships with numerous digital asset projects, developers, and investors in connection with our crypto infrastructure and launch services. These activities and relationships can create actual, potential, or perceived conflicts of interest in management decisions.

For example, certain of our officers and directors also serve on boards, advisory councils, or technical committees for digital asset foundations or other related industry organizations that contract with us. Additionally, certain of our officers, directors, employees, and advisors may hold or trade digital assets, tokens, or equity interests in projects, counterparties, or service providers with which we do business, or in clients to which we provide design, compliance, tokenomics, market preparation, or post-launch support. Further, some of our significant shareholders invest in or otherwise have business relationships with blockchain projects, exchanges, funds, service providers, or competitors that we work with or may seek to work with. These investments and roles may incentivize such persons to support decisions that favor one client, project, or counterparty over another, to prioritize initiatives in which they have a personal financial interest, or to allocate opportunities in a manner that is not aligned with our interests or those of our clients.

Because we operate as a comprehensive partner from project inception through post-launch, we may be asked to advise multiple clients that operate in overlapping or competing sectors of the digital asset economy. Our cross-industry perspective, while a competitive advantage, increases the likelihood of conflicts among clients and affiliates, including with respect to confidential information, go-to-market timing, tokenomics features, validator selections, exchange listings, market making arrangements, or preferred service providers. We may, from time to time, adopt internal policies and procedures to identify, mitigate, or manage these conflicts, including disclosure, information barriers, recusal, and allocation guidelines. However, these measures may not be effective in all cases, may impose operational burdens, and cannot eliminate all conflicts. Moreover, certain conflicts may be difficult to anticipate, fully disclose, or remediate given the fast-evolving nature of the digital asset markets and the breadth of our industry relationships.

Members of our senior leadership, including our founder and certain executive officers, have in the past and may in the future participate in industry initiatives, advisory roles, incubations, venture investments, or other projects involving blockchain technology and digital assets, which could divert their time and attention from our business and create additional conflicts. Their outside activities, as well as personal holdings of tokens or equity in third-party projects, could influence decisions regarding client selection, product features, sequencing of launches, token allocations, or vendor and exchange relationships. Any such conflicts, or the perception that we have failed to appropriately identify, disclose, or manage them, could harm our reputation, strain client relationships, limit our ability to win new mandates, subject us to litigation or regulatory scrutiny, and adversely affect our business, financial condition, and results of operations.

Cyberattacks and security breaches of our system, including systems where we store our crypto assets, or those impacting our clients, ecosystem partners, exchanges, custodians, cloud providers, or other third-party suppliers and vendors, could adversely affect our business, results of operations, financial condition, and prospects.

Our business involves the collection, use, storage, transmission, and other processing of confidential information, including client, employee, service provider, and other personal data, as well as sensitive information relating to token launches, governance frameworks, tokenomics models, smart contract code, and infrastructure access credentials. We also integrate with, and rely on, third-party platforms across the digital asset ecosystem, including exchanges, wallets, custodians, oracle providers, cloud and SaaS vendors, communications and collaboration tools, and on-chain infrastructure providers. We have built our reputation on the premise that our offerings provide clients with secure, compliant, and reliable launch and infrastructure services. As a result, any actual or perceived cyberattack or security breach of our systems or those of our clients or third parties in our supply chain may disrupt our services, compromise data or assets, undermine confidence in our solutions, harm our reputation and brand, and result in financial losses, contractual liability, or regulatory scrutiny.

We have sought to use or develop systems and processes designed to protect the data we process, prevent data loss and other cyberattacks or security breaches, and respond to known and potential risks, and we expect to continue to expend significant resources to bolster these protections. For example, we use and rely on Google Cloud to facilitate certain recognized cybersecurity frameworks and protocols. Despite our efforts, we may not have implemented all systems, security tools, measures, and processes that are consistent with industry standards, and there can be no assurance that measures we have implemented or systems we use, or may implement or use in the future, will provide absolute security or prevent cyberattacks or security breaches.

While we are not aware of any breaches of our security measures to date, we may experience such breaches in the future due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties may attempt, to gain access to our systems and facilities and those of our clients and third parties. Such parties may attempt to fraudulently induce employees, contractors, clients, or vendors to disclose credentials or other sensitive information, including through phishing, pretexting, or social engineering, which may be used to access our information technology systems, client environments, or digital assets. Threat actors may be supported by significant financial and technological resources, making them increasingly sophisticated and difficult to detect and remediate. As a result, the costs and the resources we devote to protecting against these threats and their consequences may increase over time.

A cyberattack or security breach that results in the unauthorized disclosure of personal information or other sensitive data could expose us to liability under a variety of laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigations. Due to concerns about information security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons, and additional regulations regarding security of such information are possible. We may be required to notify governmental authorities, clients, and affected individuals, including under U.S. state breach notification laws, the EEA General Data Protection Regulation, the UK GDPR, Singapore data protection laws, and other applicable regimes. We may also be contractually required to notify clients, exchanges, custodians, or other business partners of a cyberattack or security breach and to provide indemnities or credits. Compliance with numerous and evolving regulations in the event of an incident would be expensive and difficult, and failure to comply could subject us to regulatory scrutiny, penalties, and additional liability.

Any actual or perceived cyberattack or security breach, vulnerability in our or our vendors’ systems, or breach of our legal or contractual obligations could harm our reputation and brand, reduce client confidence, delay or derail client token launches, disrupt our operations, lead to loss of business or reduced demand for our services, cause us to incur significant costs for investigation and remediation, result in theft or loss of company or client assets, and subject us to litigation, regulatory inquiries, fines, penalties, or other liabilities. The occurrence of any of the foregoing could adversely affect our business, results of operations, financial condition, and prospects. In addition, our insurance coverage, including any cybersecurity insurance, may not be sufficient to cover all losses or all types of claims, and may be subject to significant deductibles, exclusions, or limits, or may not be available on reasonable terms in the future.

Disruptions of the information technology systems or infrastructure of certain of our third-party vendors and service providers could harm our businesses, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the communications and information systems of third parties to conduct our business. For instance, we rely on computing infrastructure operated by Google Cloud to host or operate some or all of certain key functions of our business. Our customers need to be able to access our systems at any time, without interruption or degradation of performance. Our technological infrastructure depends, in part, on the virtual cloud infrastructure hosted in Google Cloud. Although we have disaster recovery plans that utilize multiple Google Cloud locations, any incident affecting their infrastructure could adversely affect our cloud-native platform. A prolonged Google Cloud service disruption affecting our cloud-native platform would adversely impact our ability to service our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, could cause us to lose customers, or otherwise harm our business, financial condition and results of operations.

As expectations regarding operational and information security practices have increased, our operating systems and infrastructure, and those of our third-party service providers, must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns, and attacks. Our data processing systems, or other operating systems and facilities, and those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our and our third-party service providers’ control. For example, there could be electrical or telecommunication outages; software bugs and defects; server malfunctions; human error; natural disasters such as earthquakes, tornadoes, or hurricanes; disease pandemics and related government orders; events arising from local or larger scale political or social matters, including terrorist acts; cyberattacks and other data security incidents, including ransomware, malware, phishing, social engineering, including some of the foregoing that target the cryptoeconomy in particular. These incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats involving cybercriminals, hacktivists, cyberterrorists, nation-state actors, or the targeting of commercial financial accounts. These events can also result from internal compromises, such as human error or malicious internal actors, of our workforce or our vendors’ personnel. Any such disruptions or failures could result in customer attrition, financial and trading losses, reputational damage, reimbursement or other compensation costs, and/or remediation costs, any of which could have a material effect on our results of operations or financial condition.

Operational risk may materially and adversely affect our performance and results, and we may not be effective in mitigating any such risk.

Any issue or adverse circumstance surrounding our operational risks may have a material and adverse effect on our performance and results. Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes, people, systems or from external events. Our exposure to operational risk arises from routine processing errors, as well as extraordinary incidents, such as major systems failures or legal and regulatory matters. As we may expand into operating trading, lending, investment and other businesses that are reliant on both technology and human expertise and execution, we are and will be exposed to material operational risk arising from a number of factors, including, but not limited to, human error, processing and communication errors, errors of our service providers, counterparties or other third parties, failed or inadequate processes and technology or system failures.

Operational errors or significant operational delays could materially negatively impact our ability to conduct our business or service our clients, which could adversely affect results of operations due to potentially higher expenses and lower revenues, create liability for us or our clients or negatively impact our reputation. Recurring operational issues may raise concerns among regulators regarding our governance and control environment.

We seek to mitigate risk and develop policies responsive to the types of risk to which we are subject, including operational risk, credit risk, market risk, counterparty risk, exchange risk and liquidity risk. However, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our risk management framework proves ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our business, results of operations and financial condition. We continually assess our risk profile and risk management processes across our Company to identify opportunities for improvement and to consider whether we need to address new technologies and innovations in our risk management processes. While we have not identified any material gaps with respect to recent digital asset market events, we cannot guarantee that our risk management processes will continue to be effective in preventing or mitigating losses from future market events.

We are not currently in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our common stock will be delisted, which would negatively impact our common stock’s market price and liquidity and reduce our ability to raise capital.

On October 26, 2026, the Company received a letter from Nasdaq, notifying the Company that, as a result of the resignation of Scott Greenberg from the Board and the Audit Committee of the Board (the "Audit Committee") on October 15, 2026, as previously disclosed, the Company is not in compliance with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rules 5605(c)(2)(A), which among other items require, that the audit committee consist of at least three members meeting such independence criteria. Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), the Company intends to rely on the cure period to reestablish compliance with Nasdaq Listing Rule 5605(c)(2)(A). Consistent with Nasdaq Listing Rule 5605(c)(4), the Company has been provided a cure period to regain compliance with Nasdaq Listing Rules 5605(c)(2)(A), until the earlier of the Company's next annual shareholders' meeting, or October 15, 2027; provided, however, that if the Company's next annual meeting of shareholders is held before April 13, 2027, the Company must evidence compliance no later than April 13, 2027. The letter has no immediate effect on the listing or trading of the Company's common stock on Nasdaq.

We cannot assure you that we will be able to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) and maintain compliance with Nasdaq’s other continued listing standards. Accordingly, our common stock could be delisted from Nasdaq. We and holders of our common stock could be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:

•	we may be unable to raise equity capital on acceptable terms or at all;
•	we may lose the confidence of our business partners, which would jeopardize our ability to continue our business as currently conducted;
•	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•	holders may be unable to sell or purchase our common stock when they wish to do so;
•	we may become subject to stockholder litigation;
•	we may lose the interest of institutional investors in our common stock;
•	we may lose media and analyst coverage;
•	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

Our Precision Logistics segment relies on our Strategic Partner for shipping services for our customers and as a source for customers representing a substantial percentage of our revenues.

PeriShip Global partners with our Strategic Partner, a major global carrier, for its customers’ shipping needs. Our Periship Global business is dependent, and we believe that it will continue to depend on our relationship with our Strategic Partner. On August 26, 2025, our prior carrier partner notified providers, including PeriShip Global, that it would be providing preferred shipping services internally and that the providers would no longer be approved preferred shippers effective September 24, 2025. As such, PeriShip Global is no longer a preferred shipper with our prior carrier partner and our Precision Logistics segment ceased providing ProActive services to our prior carrier partner’s customers in September 2025. We continued to provide Premium services to our prior carrier partner until we ceased providing Premium services in February 2026. While we no longer provide ProActive and Premium services to our prior carrier partner we can and continue to provide Direct Premium services to our customers who use our prior carrier partner for their shipping needs.

On September 24, 2025, we began offering ProActive services to customers of our new Strategic Partner. We are currently offering Premium and Direct Premium services to customers of our new Strategic Partner.

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

The Company has entered and expects to continue to enter into strategic collaborations, teaming, and joint ventures or other business arrangements, and these activities involve risks and uncertainties. If the Company cannot establish and maintain these relationships, especially in certain jurisdictions, its business, financial condition and results of operations could be adversely affected.

The Company has entered into, and expects to continue to enter into, strategic collaborations, teaming and joint ventures or other business arrangements. These activities involve risks and uncertainties, including the risk of the other party or parties to a business arrangement failing to satisfy their obligations or such non-binding commitment, which may result in certain liabilities to the Company for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between the Company and the other parties to its business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. Such strategic collaborations may involve risks such as the possibility that a counterparty in a business arrangement might have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or take actions that are contrary to its instructions or to applicable laws and regulations. In addition, the Company may be unable to take action without the approval of its business partners, or its business partners could take binding actions without the Company’s consent. Consequently, actions by a partner or other third-party could expose the Company to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on its business, financial condition, and results of operations.

Further, the Company cannot control the actions of its strategic partners, including any non-performance or default under any relevant agreements. If the Company’s current or future strategic partners were to fail to timely remit revenues to the Company from their joint business ventures, or if the Company disputes the amount of revenue remitted, such event could materially adversely affect its results of operations.

In certain jurisdictions where the Company may need to leverage the strengths of strategic partnerships with local partners, the Company’s arrangements with these partners may require the Company to restrict its business opportunities with other potential partners, and may be on terms that ultimately prove to be unfavorable to the Company. The Company cannot provide assurance that these arrangements will be successful or that the Company’s relationships with its partners will continue to be mutually beneficial. Moreover, the Company’s ability to expand in other jurisdictions may be limited by local law. If the Company cannot establish or maintain its relationships with these local entities, certain contracts may be terminated and the Company would not be allowed to operate in those jurisdictions until the Company enters into new strategic relationships. As a result, the Company’s business, financial condition and results of operations could be adversely affected.

We have and may in the future enter into non-binding letters of intent, memoranda of understanding, term sheets, strategic cooperation agreements and other preliminary arrangements that may not result in definitive agreements, completed transactions or anticipated benefits.

From time to time, we may enter into non-binding letters of intent, memoranda of understanding, term sheets, framework agreements, strategic cooperation arrangements and similar preliminary agreements with potential commercial partners, acquisition targets, financing sources, customers, suppliers or other counterparties. Such arrangements are often subject to significant contingencies, including the negotiation and execution of definitive agreements, satisfactory completion of due diligence, financing, receipt of regulatory approvals, board approvals and the satisfaction of other conditions beyond our control.

There can be no assurance that any non-binding arrangement will result in the execution of a definitive agreement, the completion of a proposed transaction or relationship, or the realization of any anticipated strategic, operational or financial benefits. Even where the parties initially express an intention to pursue a transaction or business relationship, either party may determine not to proceed, may be unable to reach agreement regarding key terms, or may terminate discussions without penalty.

Announcements regarding non-binding arrangements may create expectations among investors, customers, business partners and other stakeholders regarding future transactions, business opportunities, revenue streams, financings or other developments. If a definitive agreement is not executed, a proposed transaction is not completed, or the anticipated benefits are delayed, reduced or not realized, our business, operating results, reputation and stock price could be adversely affected. In addition, management may devote substantial time, attention and resources pursuing opportunities that ultimately are not consummated, which could divert resources from existing operations and strategic initiatives.

Furthermore, disclosures regarding non-binding arrangements may increase market volatility in our common stock and subject us to increased scrutiny from investors, analysts and regulators. Any perception that we are unable to successfully negotiate, execute or complete transactions contemplated by such arrangements may adversely affect investor confidence and our ability to pursue future strategic opportunities. As a result, our business, financial condition, results of operations and the market price of our securities could be materially adversely affected.

Risks Relating to our Common Stock

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of large blocks of our common stock could depress the price of our common stock. The existence of these shares, warrants and options create a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing stockholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

Sales of our Common Stock by stockholders may have an adverse effect on the then prevailing market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market following the Company’s Registered Direct Offering could cause the market price of our Common Stock to decline and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Common Stock or other equity or equity-related securities would have on the market price of our Common Stock.  See Note 19 – Subsequent Events for further discussion of the Company’s Registered Direct Offering.

We may require additional funding through further issuances of our Common Stock or other securities, which may negatively affect the market price of our Common Stock.

To operate our business, we may need to raise additional capital through sales of our Common Stock, securities exercisable for or convertible into our Common Stock or debt securities pursuant to which interest and/or principal payments may be satisfied through the issuance of our Common Stock. Future sales of such securities or our Common Stock could adversely affect the prevailing market price of our Common Stock and our ability to raise capital in the future, and may cause you to incur additional dilution.

We do not intend to pay dividends on our Common Stock so any returns will depend on appreciation in the price of our Common Stock.

We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will, therefore, be limited to the appreciation of their respective shares. There is no guarantee that our Common Stock will appreciate in value or maintain the price at which you purchased them.

Risks Related to Tokenized Equity

We expect to pursue the creation of a tokenized class of the Company’s common stock, which could introduce risks and uncertainties that adversely affect the market for, and the trading price of, non-tokenized common stock, among other potential consequences.

We expect to issue, and to seek to enable on-chain holding and trading of, the newly designated series of common stock, referred to as “Blockchain Common Stock”, par value $0.001 per share (“Tokenized OPNW”). While Tokenized OPNW would provide an additional mechanism for investors to hold and trade shares, which may improve settlement efficiency and increase accessibility, it could also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized OPNW and the Company’s common stock, (“Traditional”).

The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for Tokenized OPNW will develop or be sustained. Blockchain-based mechanisms, like decentralized exchanges, may have significantly less liquidity, volume, transparency or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between Tokenized and Traditional OPNW—especially where arbitrage is limited by operational or regulatory constraints.

As previously announced, the Company intends to establish Tokenized OPNW using Figure Technology Solutions, Inc. (“Figure”) Onchain Public Equity Network (“OPEN”). The Company anticipates that Tokenized OPNW will be a separate class of the Company’s common stock, and that Tokenized OPNW may be held only through an “Allowlist” of wallet addresses of individuals and entities who have completed onboarding requirements with the digital transfer agent. As a result, access to Tokenized OPNW will be restricted to holders who meet the onboarding requirements of the digital transfer agent, potentially limiting investor participation and market depth, and resulting in greater price volatility. Users who wish to trade Tokenized OPNW would need to either hold their Tokenized OPNW in self-custody or with a third party custodian that is integrated with the transfer agent, which may limit liquidity in tokenized OPNW.

Reduced liquidity in Tokenized OPNW, whether due to general investor unfamiliarity, uncertain demand, operational friction, inefficient linkages between the markets for Tokenized OPNW and Traditional OPNW or otherwise, could result in lower trading prices for Tokenized OPNW, and such negative price signaling from the market for Tokenized OPNW could adversely impact the trading price of Traditional OPNW. In addition, if regulatory authorities determine that the platforms, mechanisms or participants involved in the secondary trading of Tokenized OPNW do not comply with applicable law or such intermediaries could face enforcement actions or fines, or be required to unwind or restructure aspects of the project. These risks could lead to diminished investor confidence, reduced participation in the trading of Tokenized OPNW, and corresponding negative effects on the trading price, volatility and/or liquidity of Traditional OPNW.

Tokenized OPNW would also be subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect the Company’s reputation, financial condition, and operating results.

Distributed ledger technology is an emerging technology and has been subject to limited testing and usage.

We expect Tokenized OPNW to be purchased and sold or transferred on Figure’s Alternative Trading System (the “Figure ATS”). The infrastructure that would be expected to facilitate transactions in Tokenized OPNW is a new system of recording ownership of tokenized securities and in such context has been subject to only limited testing and usage, which subjects it to certain risks, including, but not limited to:

•	the possibility of undiscovered technical flaws in an underlying technology, including in the process by which transactions are executed on the Figure ATS or by which the validity of such blockchain transaction can be authenticated and the distributed ledger could be compromised;
•	a rapidly evolving regulatory landscape, which might include security, privacy, illicit finance or other regulatory concerns that could require changes to digital systems that disrupt transactions in Tokenized OPNW;
•	the possibility that security measures that authenticate prior transactions could be compromised, exploited or “hacked,” which could allow an attacker to alter the blockchain and thereby disrupt the ability to corroborate definitive transactions recorded on the blockchain;
•	the possibility that new technologies or services will inhibit access to the Figure ATS or the blockchain network used by the Tokenized OPNW;
•	the possibility that changes to policies of the Figure ATS or the blockchain network will limit the ability to withdraw and deposit certain assets;
•	the possibility that other participants on the Figure ATS or the blockchain network could collude to manipulate the share price or limit liquidity in Tokenized OPNW which could restrict a stockholder’s ability to divest their holdings in Tokenized OPNW;
•	the possibility of breakdowns and transaction halts as a result of undiscovered technology flaws that could prevent transactions for a period of time;
•	the possibility that the Figure ATS is hacked or exploited by a third party, resulting in a loss of the holders’ Tokenized OPNW; and
•	the possibility that an investor’s private key is lost or stolen and the Company is unable to verify the loss or theft could result in irreversible investor losses.

An active trading market for Tokenized OPNW does not exist and may not develop.

Tokenized OPNW is expected to be a new issue of securities with no established trading market. The liquidity of the trading market in Tokenized OPNW and the market price for Tokenized OPNW may be adversely affected by changes in the overall market for the Company’s common stock and by changes in the Company’s financial performance or prospects. The Figure ATS does not guarantee that a trading market for Tokenized OPNW will develop or, if a trading market for Tokenized OPNW does develop, the depth or liquidity of that market or the ability of holders to sell Tokenized OPNW, or to sell Tokenized OPNW at a favorable price. The Figure ATS has had limited trading activity to date, and has only facilitated trading in a small number of securities. Although we anticipate that certain market makers will provide liquidity in Tokenized OPNW on the Figure ATS, they are not required to do so and there can be no assurance that they will or will continue to provide liquidity for any period of time. In addition, if shares of Tokenized OPNW are later converted to the Company’s common stock, the liquidity of Tokenized OPNW that remains outstanding will decrease.

In addition, we anticipate that Tokenized OPNW will eventually be offered for sale to retail investors through certain online brokerage platforms that are not connected to the Figure ATS. Retail investors would purchase Tokenized OPNW through such online brokerage platforms in exchange for fiat U.S. dollars. These platforms are not affiliated with us. There may be risks associated with the use of these platforms that we cannot foresee, including risks related to the technology and operation of the platforms, and the publicity and the use of social media by users of the platforms that we cannot control. We are not currently able to determine the number of shares of Tokenized OPNW that will ultimately be offered or sold to retail investors through such platforms. Accordingly, the number of shares offered to retail investors could be significant or limited, and may differ materially from our current expectations.

The trading price of Tokenized OPNW on the Figure ATS may differ materially from the trading price of the Company’s common stock on Nasdaq, and there can be no assurance that there will be price parity.

The shares of Tokenized OPNW, but not shares of the Company’s common stock, are expected to be available for trading on the Figure ATS, and Tokenized OPNW is not expected to be listed for trading on Nasdaq or any other national securities exchange. Because the rights and privileges of Tokenized OPNW will be similar to the Company common stock that is listed on Nasdaq, except with respect to certain voting rights, and Tokenized OPNW will be convertible into the Company’s common stock on a one-for-one basis, we anticipate that the trading price of Tokenized OPNW on the Figure ATS will be substantially similar to the trading price of the Company’s common stock. However, the trading price of Tokenized OPNW on the Figure ATS may differ materially from the trading price of the Company’s common stock due to a variety of factors, including but not limited to, the availability of market makers on the Figure ATS, the actual or perceived benefits of and risks associated with holding an equity interest in the Company through Tokenized OPNW rather than the Company’s common stock (and vice versa), the operational steps necessary to convert shares of Tokenized OPNW into shares of the Company’s common stock, and the actual or perceived liquidity of Tokenized OPNW relative to the Company’s common stock, particularly during times outside of Nasdaq market trading hours.

Additionally, the shares of Tokenized OPNW will eventually be available for trading on the Figure ATS on the same dates and during the same market trading hours as the Company’s common stock, as published by Nasdaq. However, the Figure ATS has the ability to permit continuous trading at all times without the restriction of pre-determined market trading hours. There can be no assurance that we will eventually limit the market trading hours of Tokenized OPNW on the Figure ATS to those of Nasdaq, and we may choose in our sole discretion to permit continuous trading of Tokenized OPNW at any time. If Tokenized OPNW were permitted to trade on the Figure ATS outside of NASDAQ market trading hours, the trading price of Tokenized OPNW could differ materially from the trading price of the Company’s common stock.

Holders of Tokenized OPNW may experience settlement delays when converting to and selling shares of the Company’s common stock.

It is anticipated that Tokenized OPNW would be convertible into Traditional OPNW but that the process to do so may introduce delays. Under Rule 15c6-1 of the Exchange Act, purchases or sales of securities effected through a broker-dealer are generally required to settle within one U.S. business day (T+1), unless the parties to any such transaction expressly agree otherwise. Any eventual holders of Tokenized OPNW that wish to convert their Tokenized OPNW to shares of the Company’s common stock and then sell such shares in the traditional market will be required, before effecting delivery, to complete multiple steps and rely on third-party intermediaries, which may take additional time beyond the customary one business day settlement cycle applicable to equity securities.

As a result, any eventual holders of Tokenized OPNW that should wish to convert to and sell shares of the Company’s common stock in the traditional market may experience settlement delays when attempting to sell their shares, which could reduce their ability to trade efficiently, expose them to market risk during the conversion and settlement period, or cause them to incur additional costs. In addition, if holders were to be unable to complete settlement in a timely manner, they could be subject to penalties or claims from counterparties or intermediaries, and the liquidity and marketability of Tokenized OPNW could be materially and adversely affected.

Accordingly, any eventual holders of Tokenized OPNW that should wish to sell their shares in a transaction through a broker-dealer that will settle in the Company’s common stock may be required, because of the length of time it may take to convert such Tokenized OPNW into the Company’s common stock, to specify an alternate settlement cycle at the time of any such sale to prevent a failed settlement, with such attendant risks as becoming subject to buy-ins, market loss liability or other penalties for having failed to deliver on time.

Tokenized OPNW will be transferable only among wallets that have gone through a KYC and anti-money laundering onboarding process, and there can be no assurance that Tokenized OPNW will become freely transferable in the future.

We anticipate that Tokenized OPNW will be transferable only among wallets that have gone through a KYC and anti-money laundering onboarding process, consistent with applicable U.S. federal and state financial regulatory requirements (referred to as “permitted holders”). Tokenized OPNW may be held only on wallets compatible with the applicable blockchain network. Unlike other crypto assets that are not securities, Tokenized OPNW would not be freely transferable to record owners that are not permitted holders. Before these limitations can be changed, applicable state and federal laws would need to change, and we would also need to make modifications to our internal processes, and there can be no assurance that Tokenized OPNW will become freely transferable in record form outside of permitted holders in the future. The mechanics of transferring Tokenized OPNW, including reliance on self-custodial wallets and blockchain infrastructure, are complex and may limit liquidity, increase transaction costs or result in operational errors, which could adversely affect holders of Tokenized OPNW.

User actions to send and receive crypto assets, including Tokenized OPNW, from a user’s crypto asset wallet involve risks, which could result in loss of a user’s assets.

Public and private digital asset “keys,” consisting of an alphanumeric code, enable users to manage their digital assets on most applicable trading platforms, including the Figure ATS. Users are able to send digital assets by inputting a public blockchain address and an amount to transfer and are able to receive digital assets by providing the sending party with the users’ own public blockchain address.

A number of errors can occur in the process of a user depositing or withdrawing digital assets into or from their digital asset wallets, such as typos, mistakes, or the failure to include the information required by the respective blockchain network. For instance, a user may incorrectly enter the desired recipient’s public key when withdrawing from our platform, or transfer digital assets to a wallet address that the user does not own, control or hold the private keys to. In addition, a wallet address may not be compatible with a blockchain network other than the blockchain network on which it was created. If any digital asset not compatible with the applicable blockchain is sent to an incompatible wallet address, or if any of the foregoing errors occur, all of the user’s sent digital assets could be permanently and irretrievably lost with no means of recovery. If private keys are compromised, including due to a cybersecurity incident or to the extent that any of the private keys relating to users’ wallets are lost, destroyed or otherwise compromised or unavailable, and no backup of the private key is accessible, holders may be unable to access the digital assets held in the related wallet.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance maintained, and there can be no assurance that any contractual limitations of liability would be enforceable or adequate or would otherwise protect holders from liabilities or damages as a result of the events referenced above.

Regulatory actions may adversely affect the trading price and liquidity of Tokenized OPNW.

Eventual investors in, and potential purchasers of, Tokenized OPNW who intend or seek to employ a convertible arbitrage strategy with respect to Tokenized OPNW may be adversely impacted by regulatory developments that may limit or restrict such a strategy. The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that restrict and otherwise regulate short selling, which restrictions and regulations may adversely affect the ability of investors in, or potential purchasers of, Tokenized OPNW to conduct a convertible arbitrage strategy with respect to Tokenized OPNW. This could, in turn, adversely affect the trading price and liquidity of Tokenized OPNW.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2026, the Company issued 6,000 shares of common stock for services rendered to the Company pursuant to a Consulting Agreement between the Company and Pentant LLC, effective November 15, 2023, as amended June 30, 2024 (the “Consulting Agreement”). The securities issued pursuant to the Consulting Agreement were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On November 10, 2026, the Company and Ms. Cola entered into a Transition and Separation Agreement (the “Transition Agreement”), pursuant to which Ms. Cola transitioned to the position of Director of Finance effective October 23, 2026, and will serve in that position through December 31, 2026 (the “Transition Period”). During the Transition Period, Ms. Cola will report to the Company’s Chief Financial Officer and assist with the transition of the Company’s finance, accounting, reporting, treasury, payroll, benefits, tax, compliance, transaction-support, and year-end responsibilities. Subject to the Company’s right to terminate Ms. Cola’s employment for cause in accordance with her employment agreement, the Company will terminate her employment without cause effective December 31, 2026 (the “Separation Date”).

During the Transition Period, Ms. Cola will continue to receive her base salary and, effective November 1, 2026, will receive additional premium pay of $15,000 per month, payable in accordance with the Company’s regular payroll practices and subject to applicable taxes and withholdings. Provided that Ms. Cola is not terminated for cause before the Separation Date and timely executes and does not revoke the Transition Agreement and the related second release of claims following the Separation Date, she will be entitled to receive the following payments and benefits: (i) salary continuation equal to the base salary that otherwise would have been payable to her through September 30, 2027; (ii) continued participation in the employee benefit plans to which she was entitled through September 30, 2027; (iii) payment of any accrued but unpaid base salary through the termination date and reimbursement of any accrued but unpaid business expenses; (iv) an annual bonus of $90,000, payable within 30 days after the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2026; and (v) accelerated vesting of all outstanding equity awards held by Ms. Cola.

The foregoing description of the Transition Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the full text of the Transition Agreement, which is filed as Exhibit 10.17 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
2.1+	Agreement and Plan of Merger dated February 11, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 12, 2026)
2.2	First Amendment to the Agreement and Plan of Merger dated April 13, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-4, filed on April 15, 2026)
2.3	Second Amendment to the Agreement and Plan of Merger dated June 4, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World, Ltd. (incorporated herein by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-4/A, filed on June 8, 2026)
2.4	Third Amendment to Agreement and Plan of Merger dated August 10, 2026, by and among VerifyMe, Inc., VRME Subsidiary Corp., and Open World Ltd. (incorporated herein by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-4/A filed on August 11, 2026).
2.5+	Agreement and Plan of Merger dated October 16, 2026, by and among OpenWorld, Inc. and Blocksight Holdings Co. (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 19, 2026).
3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation, as amended, filed September 29, 2026 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
3.2	Amended and Restated Bylaws of OpenWorld, Inc. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
4.2	Form of Series A Warrant (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
4.3	Form of Series B Warrant (incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
10.1	Share Purchase Agreement dated July 24, 2026, by and among Open World, Ltd. and GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited (incorporated herein by reference from Exhibit 10.45 to the Company's Registration Statement on Form S-4/A filed on August 11, 2026).
10.2	Form of Registration Rights Agreement by and among Open World, Ltd. and GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited (incorporated herein by reference from Exhibit 10.46 to the Company's Registration Statement on Form S-4/A filed on August 11, 2026).
10.3	Form of Open World Common Stock Warrant by and among Open World, Ltd. and GEM Global Yield LLC SCS, and GEM Yield Bahamas Limited (incorporated herein by reference from Exhibit 10.47 to the Company's Registration Statement on Form S-4/A filed on August 11, 2026).
10.4	Form of Registration Rights Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
10.5	Employment Agreement, dated September 30, 2026, between Open World Inc. and Gerard Hernandez (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
10.6	Employment Agreement, dated September 30, 2026, between Open World Inc. and Russel McMeekin incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
10.7	Amended and Restated Employment Agreement with Jennifer Cola effective September 30, 2026 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
10.8	Amended and Restated Employment Agreement with Adam Stedham effective September 30, 2026 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2026)
10.9	Form of Indemnification Agreement (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 30, 2026).
10.10+	Form of Restricted Share Subscription Agreement (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2026).
10.11+	Employment Letter, dated October 27, 2026, between Blocksight Holdings Co. and Patrick Kim (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2026).

10.12+	Employment Letter, dated October 27, 2026, between Blocksight Holdings Co. and Sungmeen Hong (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
10.13	Amendment to the Employment Agreement, dated October 23, 2026, between OpenWorld Inc. and Gerard Hernandez (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2026)
10.14+	Placement Agency Agreement by and between OpenWorld, Inc. and Maxim Group LLC, dated October 29, 2026 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
10.15+	Securities Purchase Agreement, dated October 29, 2026, by and between OpenWorld, Inc. and the parties thereto (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
10.16	Form of Lock-Up Agreement (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2026).
10.17*	Transition and Separation Agreement, dated November 10, 2026, between OpenWorld, Inc. and Jennifer Cola.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

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

OPENWORLD, INC.

Date: November 12, 2026	By: /s/ Matthew Shaw
Matthew Shaw
Chairman, Director, and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By: /s/ Gerard Hernandez
Gerard Hernandez
Chief Financial Officer
(Principal Financial Officer)

